Form 10-K
period 2007-12-31
Orion Marine Group Inc
filed 2008-03-19
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[√]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to_______

Commission file number: 333-145588

ORION MARINE GROUP, INC.

Delaware State of Incorporation	26-0097459 IRS Employer Identification Number

12550 Fuqua Street Houston, Texas 77034 Address of Principal Executive Office	(713) 852-6500 Telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  [  ] Yes [√] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes[√] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:[√] Yes[  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large Accelerated Filer [  ]                                           Accelerated Filer [  ]                                           Non-accelerated filer [√]                                           Smaller reporting company [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) [  ] Yes[√] No

There were 21,565,324 shares of common stock outstanding as of March 17, 2008.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $254.6 million as of March 17, 2008, based upon the last reported sales price on the NASDAQ Global Market on that date.

DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued on connection with the 2008 Annual Meeting of Stockholders

ORION MARINE GROUP, INC.

2007 Annual Report on Form 10-K

PART I
    Item 1.                     Business
Item 1A.                 Risk Factors
Item 1B.                     Unresolved Staff Comments
Item 2.                    Properties
Item 3.                    Legal Proceedings
Item 4.                    Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.                    Selected Financial Data
Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.                     Quantitative and Qualitative Disclosures about Market Risk
Item 8.                    Consolidated Financial Statements and Supplementary Data
Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.                     Controls and Procedures
Item 9B.                     Other Information
PART III
Item 10.                      Directors, Executive Officers and Corporate Governance
Item 11.                      Executive Compensation
Item 12.	Security Ownerhship of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.                 Certain Relationships and Related Transactions, and Director Independence
Item 14.                     Principal Accountant Fees and Services
PART IV
Item 15.                     Exhibits and Financial Statement Schedules
SIGNATURES

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements that are not based on historical fact.  When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends” and similar words identify forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Although such statements are based on management’s current estimates and expectations and currently available competitive, financial and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements.  Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A “Risk Factors”, below and elsewhere in this Annual Report on Form 10-K.  We undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document.

Item 1.                                BUSINESS

General
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market.  We provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard and in the Caribbean Basin.  Our customers are federal, state and municipal governments as well as private commercial and industrial enterprises.

History
We were founded in 1994 as a marine construction project management business.  Initially, we performed work along the continental Unites States coastline, as well as in Alaska, Hawaii and the Caribbean Basin.  In 1997 we expanded beyond the project management business, established fixed geographic operating bases and made four acquisitions between 1997 and 2003.  In 2004, we were acquired by Orion Marine Group, Inc. (formerly known as Hunter Acquisition Corp., a corporation formed and controlled by our former principal stockholders) and we incorporated under the laws of the State of Delaware.  In March and April 2007, we revised our subsidiary and holding company structure and completed a Rule 144A Private Placement common stock offering.  On August 20, 2007, we filed a Registration Statement on Form S-1 seeking registration of shares of common stock held by the selling shareholders therein identified, which became effective on December 19, 2007.  The common stock of Orion Marine Group, Inc. commenced trading publicly on December 20, 2007 and is currently listed on the NASDAQ Global Market under the symbol OMGI.  Unless the context otherwise requires, all references herein to “Orion”, the “Company”, the “Registrant”, “we”, “us” or “our” refer to Orion Marine Group, Inc. and its consolidated subsidiaries.

On February 29, 2008, a newly-formed, wholly-owned subsidiary of the Company concurrently entered into an Asset Purchase Agreement to purchase substantially all of the assets (excepting certain current assets) of Orlando, Florida-based Subaqueous Services, Inc., for a purchase price of $35 million (the “SSI Transaction”).  The SSI Transaction is discussed in further detail in Note 19 in the Notes to Consolidated Financial Statements.

Business Strategy
General
We pursue the following business strategies in order to improve our business and prospects, increase our revenue and profitability and, ultimately, enhance stockholder value:

Expand and Fill in Our Service Territory
We intend to continue to grow our business by seeking opportunities in other geographic markets by establishing a physical presence in new areas through selective acquisitions or greenfield expansions.

Pursue Strategic Acquisitions
We intend to evaluate acquisition opportunities in parallel with our greenfield expansion.  Our strategy will include timely and efficient integration of such acquisitions into our culture, bidding process and internal controls.  We believe that attractive acquisition candidates are available due to the highly fragmented and regional nature of the industry, high cost of capital for equipment and the desire for liquidity among an aging group of existing business owners.  We believe our financial strength, industry expertise and experienced management team will be attractive to acquisition candidates.

Continue to Capitalize on Favorable Long-Term Industry Trends
Our growth has been driven by our ability to capitalize on increased infrastructure spending across multiple end-markets we serve including port infrastructure, government funded projects, transportation, oil and gas, and environmental restoration markets.

Continue to Enhance Our Operating Capabilities
Since our inception, we have focused on pursuing technically complex projects where our specialized services and equipment differentiate us from our competitors.  Our breadth of services and ability to self-perform a high percentage of our projects has enabled us to better and more cost-effectively serve our customers’ needs.  We intend to continue to enhance our operating capabilities across all of our present and future markets in order to better serve our customers and further differentiate ourselves from our competitors.

Financial Information About Segments
Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment pursuant to Statement of Financial Accounting Standards No. 131 – Disclosures about Segments of an Enterprise and Related Information.  In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to the same regulatory environment.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.  See “Index to Consolidated Financial Statements”.

Services Provided
We act as a single-source, turnkey solution for our customers’ marine contracting needs.  We provide a broad range of heavy civil marine construction services.  In addition, we provide dredging, repair and maintenance, and other specialty services.  Many of our contracts encompass multiple services within a single project.

Marine Construction Services
These services include construction of marine transportation facilities, marine pipelines, bridges and causeways and marine environmental structures.  We serve as the prime contractor for many of these types of projects and we have the capability of providing design-build services.

Marine transportation facility construction projects include public port facilities for container ship loading and unloading; cruise ship port facilities; private terminals; special-use Navy terminals, and recreational use marinas and docks. These projects typically consist of steel or concrete fabrication dock or mooring structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile up to 90 feet below the surface to provide a foundation for the port facility that we subsequently construct on the piles.  We also provide on-going maintenance and repair, as well as inspection services and emergency repair, demolition and salvage to such facilities.

Our marine pipeline service projects include the installation and removal of underwater buried pipeline transmission lines; installation of pipeline intakes and outfalls for industrial facilities; construction of pipeline outfalls for wastewater and industrial discharge; river crossing and directional drilling; creation of hot taps and tie-ins; and inspection, maintenance and repair services.

Our bridge and causeway projects include the construction, repair and maintenance of all types of bridges and causeways over marine environments, and we serve as the prime contractor for many of these projects, some of which may be design-build contracts.  These projects involve fabricating steel or concrete structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile to create support for the concrete deck roadways that we subsequently construct on the piles.  These piles can exceed 50 inches in diameter, can range up to 170 feet in overall length and are often driven 90 feet into the sea floor.  We also provide ongoing maintenance and repair, as well as emergency repair, to bridges and pile supports for bridges.

Marine environmental structure projects include the installation of concrete mattresses to ensure erosion protection; construction of levees to contain environmental mitigation projects, and the installation of geotubes for wetlands and island creation.  Such structures are used for erosion control, wetlands creation and environmental remediation.

Dredging services
Projects involving dredging generally enhance or preserve the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.   Dredging involves removing mud and silt from the channel floor by means of a mechanical backhoe, crane and bucket or cutter suction dredge and pipeline systems.   Dredging is integral for capital and maintenance projects, including; maintenance for previously deepened waterways and harbors to remove silt, sand and other accumulated sediments; construction of breakwaters, jetties, canals and other marine structures; deepening ship channels and wharves to accommodate larger and deeper draft ships; containing erosion of wetlands and coastal marshes; land reclamation; beach nourishment and creation of wildlife refuges.  Maintenance dredging projects provide a source of recurring revenue as active channels typically require dredging every one to three years due to natural sedimentation.  The frequency of maintenance dredging may be accelerated by rainfall and major weather events such as hurricanes.  Areas where no natural deep water ports exist, such as the Texas Gulf Coast, require substantial maintenance dredging.  We maintain multiple specialty dredges of various sizes and specifications to meet customer needs.

Specialty Services
Our specialty services include salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair.  Our diving services are largely performed in shallow water with little to no visibility and include inspections, salvage and pile restoration and encapsulation.  Our survey services include surveying pipelines and performing hydrographic surveys which determine the configuration of the floors of bodies of water and detect and identify wrecks and obstructions.  Most of these specialty services support our other construction services and provide an incremental touch-point with our customers, strengthening relationships and providing leads for new business.

Industry Overview
The U.S. Marine Transportation System (“MTS”) consists of waterways, ports and their intermodal connections, vessels, vehicles, and system users, as well as shipyards and repair facilities crucial to maritime activity. Forty-one states, including all states east of the Mississippi River, and 16 state capitals are served by commercially navigable waterways. More than 1,000 harbor channels and 25,000 miles of inland, intracoastal and coastal waterways in the U.S. serve over 300 ports, with more than 3,700 terminals that support passenger and cargo movements. More than 95% of the overseas trade that comes in or out of the U.S. arrives by ship through the MTS. The MTS is primarily an aggregation of federal, state, local and privately owned facilities and private companies.

The inland and intracoastal waterways in the U.S. operate as a system, and much of the commerce moves on multiple segments. These waterways are maintained by the U.S. Army Corps of Engineers (“Corp of Engineers”) as multi-purpose, multi-objective projects. They not only serve commercial navigation, but in many cases also provide hydropower, flood protection, municipal water supply, agricultural irrigation, recreation and regional development. These waterways — a system of rivers, lakes and coastal bays improved for commercial and recreational transportation — carry about one-sixth of the U.S.’s intercity freight. A single barge traveling the nation’s waterways can move the same amount of cargo as 58 semi-trucks at one-tenth the cost, reducing highway congestion and cost.

The heavy civil marine infrastructure industry serving the MTS is fragmented, comprised of mostly local companies serving regional markets. According to Engineering News-Record, we are the fourth largest heavy civil marine contractor in the U.S., measured by revenue, and we continue to drive towards our goal of becoming the largest. While it is difficult to estimate the total size of the heavy civil marine infrastructure market because of the numerous sources of funding for such projects, we believe that the market for marine construction services is driven by the following factors:

North American Freight Capacity /Port and Channel Expansion and Maintenance
Ports and harbors are vital to trade for the U.S. economy, help position the U.S. as a leader in global trade and are essential to national security. As international trade continues to grow, we anticipate that U.S. ports will need to build larger dock space and deepen their channels to accommodate larger container, dry bulk and liquid cargo ships in order to remain globally competitive. According to the American Association of Port Authorities over 99% of US cargo is moved through domestic ports and waterways, handling more than 2.5 billion tons of domestic and international trade annually.  Moreover, the Association of Port Authorities projects that this volume will double between 2007 and 2022.  To compensate for substantial increases in cargo traffic, U.S. ports plan to spend several billion for the overall modernization of cargo processing facilities, other infrastructure improvements and dredging.

Ports located on the Gulf Coast can also expect greater volume growth as the Panama Canal expansion projects increase the traffic of large container ships from the Pacific Ocean bypassing Long Beach, California. As a part of our existing operations, we service the Port of Houston, the second largest port in the U.S., and the other major ports across the Gulf Coast and Florida. We are also targeting growth along the Atlantic Seaboard where additional major ports, such as Savannah, Charleston and Norfolk, are located.

Deteriorating Condition of U.S. Intracoastal Waterways and Bridges
U.S. inland and intracoastal waterways require substantial maintenance and improvement. While waterway usage is increasing, the facilities and supporting systems are aging. In its 2005 Report Card for America’s Infrastructure, the American Society of Civil Engineers (“ASCE”) graded the U.S. Navigable Waterway System as a D-. For example, nearly 50% of all Corps of Engineers-maintained waterway locks are functionally obsolete, and by 2020, an estimated 80% will be obsolete. The Corps of Engineers estimates that it would cost more than $125.0 billion to replace the present inland waterway system. Furthermore, as of 2003, according to the ASCE, 27.1% of the nation’s bridges were structurally deficient or functionally obsolete. As the system ages, the infrastructure cannot support the growing traffic loads, resulting in frequent delays for repairs. At the same time, the repairs become more expensive due to long-deferred maintenance.

Federal Transportation Funding Bill
There is a growing federal commitment to build, reconstruct and repair the U.S. transportation infrastructure. The $286.0 billion authorized by the highway funding legislation enacted in 2005 entitled the Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU 2005”) providing funding through 2009, represents a 38% increase from the prior period’s spending bill and includes $22.0 billion to build, reconstruct and repair bridges. Even with this historic spending bill, the demand for infrastructure spending far outweighs the supply of funds. According to the American Road and Transportation Builders’ Association (“ARTBA”), highway and bridge construction should continue to be among the most stable US construction markets during 2008.  ARTBA projects highway and bridge construction will grow to just under $78 billion in 2008, representing a 3% to 4% increase over construction put in place in 2007.  As such, we expect that our core markets of the Gulf Coast and the Atlantic Seaboard, as well as other geographic markets where we intend to increase our operations, will benefit considerably by higher transportation infrastructure spending.

Cruise Industry
The cruise industry is the fastest-growing category in the leisure travel market. According to the Cruise Line International Association (“CLIA”), during 2006, twelve million people worldwide took cruise vacations, representing a 7% increase over the previous year.  Passenger carriage at US ports also remained strong with nine million embarkations. In addition, in 2006, over 64% of all U.S. embarkations originated from the ports within our service area, including Miami, Galveston, Tampa, New Orleans, Everglades, and Canaveral.   Also, the Caribbean Basin includes numerous cruise facilities and is the most popular cruise destinations in the North American market. We anticipate that this increased activity will generate construction of new facilities and additional cruise ports, and a need for repair and maintenances services for existing port facilities and related infrastructure.

According to the CLIA contracted passenger capacity will increase at an average annual rate of 6.2% from 2006 to 2009. These factors, along with the need for economies of scale, have necessitated the building of larger ships. Larger ships with deeper drafts, as well as an increase in the number of ships, have increased the need for substantial port infrastructure for embarkation, disembarkation and resupply. Approximately 26 new ships are already contracted or planned to be added to the North American fleet through 2010, driving expansion of cruise port and terminals within our markets.

U.S. Navy and Coast Guard
The US Navy has the responsibility for the maintenance of 39 facilities in the United States, which includes a significant amount of marine infrastructure.  In recent years, Department of Defense funding shifted away from naval base expansion, repair and maintenance.  We believe that the US Navy is poised to resume a more normal flow of maintenance and upgrades to its infrastructure, including its marine facilities.

The US Coast Guard maintains more than 50,000 federal aids to navigation, which include buoys, lighthouses, day beacons and radio-navigation signals, and additionally has oversight responsibility for over 18,000 highway and railroad bridges that span navigable waterways throughout the country.  As part of the Department of Homeland Security, we anticipate that US Coast Guard needs for varied marine construction services will provide opportunities for us in the future.

U.S. Base Realignment and Closure Program (“BRAC”)
We anticipate that the implementation of BRAC will shift emphasis towards improving domestic military infrastructure, including port and other facilities located on, or near, the water.  Within our existing markets, one coastal naval station has been targeted for closure and three others have been targeted for realignment, which we expect to result in the need for increased infrastructure at the realigned facilities where personnel and equipment will be moved from facilities targeted for closure.

Oil and Gas Capital Expenditures
We construct, repair and remove underwater pipelines, and provide marine construction for private refineries and terminal facilities and other critical oil and gas infrastructure. In the past, some of these facilities have delayed new capital expenditures, critical improvements and maintenance, but favorable commodity prices and higher refining margins have made these capital expenditures more economically attractive and driven greater general capital investment in oil and gas infrastructure.

We also believe that continued liquefied natural gas (“LNG”) terminal construction will drive demand for marine construction services across our service area. Within our existing service territory, three LNG port terminals are already operating, and nineteen more LNG port terminals have been approved by the Federal Energy Regulatory Commission (“FERC”).

U.S. Coastal and Wetland Restoration and Reclamation
We believe that as coastal population density grows and waterfront property values increase, coastal population and demographic trends will cause an increase in the number of coastal restoration and reclamation projects. According to the U.S. Census Bureau, 53% of the U.S. population lives in coastal counties, which only account for 17% of the total land mass. Many people reaching retirement age choose to retire in coastal areas. As baby boomers begin to retire over the next few decades, further strains will be put on these areas. We believe that as the value of waterside assets rises from both a residential and recreational standpoint, citizens and municipalities will do more to protect these assets via restoration and reclamation projects.

In addition, we believe there will be funding for the protection of natural habitats, environmental preservation, wetlands creation and remediation  for high priority projects that will protect and restore sensitive marine and coastal areas, advance ocean science and research, and ensure sustainable use of ocean resources.

Hurricane Restoration and Repair
Hurricanes can be very destructive to the existing marine infrastructure of the prime storm territories of the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin, including bridges, ports, underwater channels and sensitive coastal areas. Typically, restoration and repair opportunities continue for several years after a major hurricane event. These events provide incremental projects to our industry that contribute to a favorable bidding environment and high capacity utilization in our markets.  As an example, the proposed 2009 Corps Civil Works Budget provides $5.8 billion for flood control and restoration of the Greater New Orleans area and the surrounding region of southeastern Louisiana.

Water Resources Development Act of 2007
The Water Resources Development Act of 2007 (“WRDA”) provides for the conservation and development of water and related resources and contains approvals for various harbor deepening projects and numerous projects under the Louisiana Coastal Restoration Plan.  The $23 billion bill was enacted on November 7, 2007, but particular projects must still be specifically authorized and appropriated by Congress.

Competitive Strengths
We believe we have the following competitive strengths:

Breadth of Capabilities
Unlike many of our competitors, we provide a broad range of marine construction services for our customers. These services include marine transportation facility construction, dredging, repair and maintenance, bridge building and marine pipeline construction, as well as specialty services. Our specialty services include salvage, demolition, diving and underwater inspection, excavation and repair. By offering a breadth of services, we act as a single-source provider with a turnkey solution for our customers’ marine contracting needs. We believe this distinguishes us from smaller, local competitors, giving us an advantage in competitive bidding for certain projects. Furthermore, we believe our broad service offering and ability to complete smaller projects strengthens our relationships with our customers.

Experienced Management Team
Our executive officers and senior project managers have an average of 28 years of experience in the heavy civil construction industry, an average of 26 years of experience in the heavy civil marine infrastructure industry and an average of 18 years of experience with us and our predecessor companies. Our strong management team has driven operational excellence for us, as demonstrated by our high organic growth, disciplined bidding process and what we believe to be leading industry margins. We believe our management has fostered a culture of loyalty, resulting in high employee retention rates.

High Quality Fleet and Marine Maintenance Facilities
At December 31, 2007, our fleet, substantially all of which we own, consists of the following:

•	over 260 vessels of various sizes and capabilities, including 55 spud barges and material barges, and five major cutter suction dredges and three portable dredges, and 49 tug boats and push boats;
•	over 215 cranes and other large pieces of equipment, including 48 crawler cranes and hydraulic cranes; and
•	numerous pieces of smaller equipment.

In the SSI Transaction in February 2008, we added approximately 23 vessels, including seven spud and material barges, four cutter suction dredges, one portable dredge, and numerous large pieces of construction equipment to our fleet equipment base.

We are capable of building, and have built, much of our highly specialized equipment and we provide maintenance and repair service to our entire fleet. For example, During 2006 we manufactured our newest dredge, which can operate on either diesel fuel or electric power, allowing us to complete projects with specified limits on nitrogen oxide (NOX) emissions, an increasingly common specification on our projects. Because some of our equipment operates 24 hours a day, seven days a week, it is essential that we are able to minimize equipment downtime. We achieve this by operating our own electrical and machine shops, stocking long-lead spares and staffing maintenance teams on-call 24 hours a day, seven days a week to handle repair emergencies. We also own and maintain dry dock facilities, which reduce our equipment downtime and dependence on third party facilities. Our primary field offices in Channelview, Texas, Port Lavaca, Texas, Tampa, Florida, and with the completion of the SSI Transaction in February, 2008, Jacksonville, Florida are all located on waterfront properties and allow us to perform repair and maintenance activities on our equipment and to mobilize and demobilize equipment to and from our projects in a cost efficient manner.

Financial Strength /Conservative Balance Sheet
Financial strength is often an important consideration for many customers in selecting infrastructure contractors and directly affects our bonding capacity. In 2007, approximately 62% of our projects, measured by revenue, required some form of bonding. As of December 31, 2007, we had cash on hand of $12.6 million, with no outstanding debt. Most of our competitors are smaller, local companies with limited bonding capacity. Our revenue increased by 14.8% from $183.3 million in 2006 to $210.4 million in 2007.  We believe our financial strength and bonding capacity allow us to bid multiple projects and larger projects that most of our competitors may not be able to bond.

Self-Performance of Contracts
In 2007, we self-performed approximately 90% of our marine construction and dredging projects, measured by cost, meaning that we performed the projects using our own employees and equipment instead of using subcontractors. By self-performing our contracts, we believe we can more effectively manage the costs and quality of each of our projects, thereby better serving our customers and increasing our profitability. Our breadth of capabilities and our high quality fleet give us the ability to self-perform our contracts, which we believe distinguishes us from many of our competitors, who often subcontract significant portions of their projects.

Project Selection and Bidding Expertise
Our roots as a project management business have served us well, creating a project management culture that is pervasive throughout our organization. We focus on selecting the right projects on which to bid, controlling the critical path items of a contract by self-performing the work and managing the contract profitably by appropriately structuring rewards for project managers and recognizing change order opportunities, which generally allow us to increase revenue and realize higher margins on a project. Our intense focus on profitably executing contracts has resulted in only a small number of unprofitable contracts since our founding. We use state-of-the-art, scalable enterprise-wide project management software to integrate functions such as estimating project costs, managing financial reporting and forecasting profitability.

Strong Regional Presence
We believe we are a market leader in most of our primary markets. We believe our operations are strategically located to benefit from favorable industry trends, including increasing port expansion and maintenance, highway funding, oil and gas expenditures, coastal restoration and hurricane restoration and repair activity. For example, the Port of Houston, one of the largest ports in the U.S., and the Port of Tampa and their adjacent private industry customers generate both new marine construction and annual maintenance of existing dock facilities. In addition, the Texas Gulf Coast does not have any natural deep water ports, requiring all of its channels and ports to depend significantly on maintenance dredging, which is a significant source of recurring revenue. Our strong regional presence allows us to more efficiently deploy and mobilize our equipment throughout the areas in which we operate.

Customers
Our customers include federal, state and local governmental agencies in the Unites States, as well as private commercial and industrial enterprises. Most projects are competitively bid, with the award going to the lowest qualified bidder. Our top 20 customers accounted for approximately 70%, 83% and 85% of our total revenues during the years ended December 31, 2007, 2006, and 2005, respectively. Revenues earned directly or indirectly from agencies of the U.S. federal government, including the Corps of Engineers, totaled 18% in 2007.  Revenues generated from a major Gulf Coast port authority represented 13% of 2007 revenues.  Our customer base shifts from time to time and we do not believe the loss of any single customer or group of customers would have a material adverse effect on our business.

Management at each of our operating locations is responsible for developing and maintaining successful long-term relationships with customers. They build upon existing customer relationships to secure additional projects and increase revenue from our current customer base. Many of these customer relationships originated decades ago and are maintained through a partnering approach to account management, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. At each of our operating locations, management maintains a parallel focus on pursuing growth opportunities with prospective customers.

Backlog
Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which ranges from three to nine months, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period.  Our backlog under contract as of December 31, 2007 was approximately $129.3 million and at December 31, 2006 was approximately $121.3 million. These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. In addition, because a substantial portion of our backlog relates to government contracts, the projects that make up our backlog can be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Consequently, backlog is not necessarily indicative of future results. We have not been materially adversely affected by contract cancellations or modifications in the past. Our backlog includes only those projects for which the customer has provided an executed contract or change order.  In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Bidding Process
Most of our contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The nature of the specified services dictates the type of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that marine construction service providers will bid. Contracts for projects are generally awarded to the lowest qualified bidder, provided the bid is no greater than the amount of funds that are budgeted and available for the project. If all bids are greater than the available funds then projects may be subject to rebid or cancellation as a result of budget constraints.

For contracts under its jurisdiction, the Corps of Engineers typically prepares a cost estimate based on the specifications of the project. To be successful, the Corps of Engineers must determine that the bidder is a responsible bidder (i.e., a bidder that generally has the necessary equipment and experience to successfully complete the project) and the bidder must submit the lowest responsive bid that does not exceed 125% of an estimate the Corps of Engineers determines to be fair and reasonable.

Some government contracts are awarded by a sole source procurement process through negotiation between the contractor and the government, while other projects have been recently bid through a “request for proposal” (“RFP”) process. The RFP process allows the project award to be based on the technical capability of the contractor’s equipment and methodology, as well as price, and has, therefore, been advantageous to us since we have the technical engineering expertise and equipment versatility to comply with a variety of project specifications.

Contract Provisions and Independent Contractors
Our contracts with our customers are primarily “fixed price.” Fixed price contracts are priced on a lump-sum basis under which we bear the risk of performing all the work for the specified amount. Our contracts are generally obtained through competitive bidding in response to advertisements by federal, state and local government agencies and private parties. Less frequently, contracts may be obtained through direct negotiations. Our contract risk mitigation process includes identifying risks and opportunities during the bidding process and review of bids fitting certain criteria by various levels of management.

There are a number of factors that can create variability in contract performance and results as compared to a project’s original bid. The most significant of these include the completeness and accuracy of the original bid, costs associated with added scope changes, extended overhead due to owner and weather delays, subcontractor performance issues, changes in productivity expectations, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), the availability and skill level of workers in the geographic location of the project and a change in the availability and proximity of equipment and materials. All of these factors can impose inefficiencies on contract performance, which can drive up costs and lower profits. Conversely, if any of these or other factors is more positive than the assumptions in our bid, project profitability can improve.

All state and federal government contracts and most of our other contracts provide for termination of the contract for the convenience of the contract owner, with provisions to pay us for work performed through the date of termination. We have not been materially adversely affected by these provisions in the past. Many of our contracts contain provisions that require us to pay liquidated damages if specified completion schedule requirements are not met and these amounts can be significant.

We act as prime contractor on most of the projects we undertake and, as such, are responsible for the performance of the entire contract. We accomplish the majority of our projects with our own resources. We occasionally use subcontractors to perform portions of our contracts and to manage work flow. In 2007, we subcontracted approximately 10% of our marine construction and specialty projects by cost to independent contractors. These independent contractors typically are sole proprietorships or small business entities. Independent contractors typically provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. Our contracts with our subcontractors may contain provisions limiting our obligation to pay the subcontractor if our customer has not paid us and to hold our subcontractors liable for their portion of the work. We typically require surety bonding from our subcontractors on projects for which we supply surety bonds to our customers; however, we may provide bonding for some of our qualified subcontractors. We may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated.

Competition
We compete with several regional marine construction services companies and a few national marine construction services companies. From time to time, we compete with certain national land-based heavy civil contractors that have greater resources than we do. Our industry is highly fragmented with competitors generally varying within the markets we serve and with few competitors competing in all of the markets we serve or for all of the services that we provide. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services, safety record and programs, equipment fleet, financial strength, surety bonding capacity, knowledge of local markets and conditions, and project management and estimating abilities allow us to compete effectively. We believe significant barriers to entry exist in the markets in which we operate, including the ability to bond large projects, maritime laws, specialized marine equipment and technical experience; however, a U.S. company that has adequate financial resources, access to technical expertise and specialized equipment may become a competitor.

Bonding
In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. When surety market capacity shrinks it results in higher premiums and increased difficulty in obtaining bonding, in particular for larger, more complex projects throughout the market. The bonds we provide typically are for the amount of the project and have face amounts ranging from $1.0 to $50.0 million. As of December 31, 2007, we had approximately $100.0 million in surety bonds outstanding. On December 31, 2007, we believe our capacity under our current bonding arrangement was in excess of $250.0 million in aggregate surety bonds.

Trade Names
We operate under a number of trade names, including Orion Marine Group, King Fisher Marine Service, Orion Construction, Orion Diving & Salvage, Misener Marine Construction and Misener Diving & Salvage, F. Miller Construction, and as of February 29, 2008, Subaqueous Services. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark to be of such material importance that its absence would cause a material disruption of our business.

Equipment
Our fleet, substantially all of which we own, consists of over 260 vessels of various sizes and capabilities,  including 55 spud barges and material barges, five major cutter suction dredges, three portable dredges, and 49 tug boats and push boats. In addition, we have over 215 cranes and other large pieces of equipment, including 48 crawler cranes and hydraulic cranes, as well as numerous pieces of smaller equipment. We have the ability to extend the useful life of our equipment through capital refurbishment at periodic intervals. We are also capable of building, and have built, much of our highly specialized equipment. Over the five years ended December 31, 2007, we invested approximately $50.3 million in our fleet, facilities and equipment which includes the following:

•
Barges — Spud barges, material barges, deck barges, anchor barges and fuel barges are used to provide work platforms for cranes and other equipment, to transport materials to the project site and to provide support for the project at the project site.

•	Dayboats — Small pushboats, dredge tenders and skiffs are used to shift barges at the project site, to move personnel and to provide general support to the project site.

•	Tugs — Larger pushboats and tug boats are used to transport barges and other support equipment to and from project site.

•
Dredges — 20” cutter head suction dredges (diesel/electric), 20” cutter head suction dredges (diesel), and 12” portable cutter head suction dredges are used to provide dredging service at the project site.

•
Cranes — Crawler lattice boom cranes with lift capability from 50 tons to 250 tons and hydraulic rough terrain cranes with lift capability from 15 tons to 60 tons are used to provide lifting and pile driving capabilities on the project site, and to provide bucket work, including mechanical dredging and dragline work, to the project site.

We believe that our equipment generally is well maintained and suitable for our current operations. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities, including our dry dock facilities. Our strategy is to move our fleet from region to region as our projects require. We have pledged our owned equipment as collateral under our credit facility.

In the SSI Transaction in February 2008, we added approximately 23 vessels, including seven spud and material barges, four cutter suction dredges, one portable dredge and numerous large pieces of construction equipment to our fleet equipment base.

Equipment Certification
Some of our equipment requires certification by the U.S. Coast Guard and, where required, our vessels’ permissible loading capacities require certification by the American Bureau of Shipping (“ABS”). ABS is an independent classification society which certifies that certain of our larger, seagoing vessels are “in-class,” signifying that the vessels have been built and maintained in accordance with ABS rules and  applicable U.S. Coast Guard rules and regulations. Many projects, such as beach nourishment projects with offshore sand requirements, dredging projects in exposed entrance channels, and dredging projects with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the ABS. All of our vessels that are required to be certified by ABS have been certified as “in-class.” These certifications indicate that the vessels are structurally capable of operating in open waters and enhance the mobility of our fleet.

Government Regulations
Our operations are subject to compliance with regulatory requirements of federal, state and local governmental agencies and authorities including the following:
•	regulations concerning workplace safety, labor relations and disadvantaged businesses;
•	licensing requirements applicable to shipping and dredging; and
•	permitting and inspection requirements applicable to marine construction projects.

We are also subject to government regulations pursuant to the Dredging Act, the Jones Act, the Shipping Act and the Vessel Documentation Act. These statutes require vessels engaged in the transport of merchandise or passengers between two points in the U.S. or dredging in the navigable waters of the U.S. to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the U.S. The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S.-citizen owned, and prohibit the demise or bareboat chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test. These statutes, together with similar requirements for other sectors of the maritime industry, are collectively referred to as “cabotage” laws.

We believe that we are in material compliance with applicable regulatory requirements and have all material licenses required to conduct our operations. Our failure to comply with applicable regulations could result in substantial fines and/or revocation of our operating licenses.

Environmental Matters
General
Our marine infrastructure construction, salvage, demolition, dredging and dredge material disposal activities are subject to stringent and complex federal, state, and local laws and regulations governing environmental protection, including air emissions, water quality, solid waste management, marine and bird species and their habitats, and wetlands. Such laws and regulations may require that we or our customers obtain, and that we comply with, various environmental permits, registrations, licenses and other approvals. These laws and regulations also can restrict or impact our business activities in many ways, such as delaying the appropriation and performance of particular projects; restricting the way we handle or dispose of wastes; requiring remedial action to mitigate pollution conditions that may be caused by our operations or that are attributable to others; and enjoining some or all of our operations deemed in non-compliance with environmental laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining future operations.

We believe that compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our business, results of operations, or financial condition. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. The following is a discussion of the environmental laws and regulations that could have a material effect on our marine construction and other activities.

Waste Management
Our operations generate hazardous and non-hazardous solid wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and non-hazardous solid wastes. Under the auspices of the U.S. Environmental Protection Agency (“EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Generators of hazardous wastes must comply with certain standards for the accumulation and storage of hazardous wastes, as well as recordkeeping and reporting requirements applicable to hazardous waste storage and disposal activities.
Site Remediation
The Comprehensive, Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” and comparable state laws and regulations impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for the disposal of hazardous substances at offsite locations, such as landfills. CERCLA authorizes the EPA, and in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, neighboring landowners and other third parties often file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We currently own or lease properties that have been used by other industries for a number of years. Although we typically have used operating and disposal practices that were standard in the industry at the time, wastes may have been disposed of or released on or under the properties owned or leased by us, on or under other locations where such substances have been taken for disposal, or on or under project sites where we perform work. In addition, some of the properties may have been operated by third parties or by previous owners whose treatment and disposal or release of wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination.

Water Discharges
The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws impose strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the U.S., including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA also regulates the discharge of dredged or fill material into waters of the U.S., and activities that result in such discharge generally require permits issued by the Corps of Engineers. Moreover, above ground storage of petroleum products is strictly regulated under the CWA.  Under the CWA, federal and state regulatory agencies may impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Oil Pollution Act of 1990 (“OPA”), which amends and augments the CWA, establishes strict liability for owners and operators of facilities that are sites of releases of oil into waters of the U.S. OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. For instance, OPA requires vessel owners and operators to establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties are statutorily responsible. We believe we are in compliance with all applicable OPA financial responsibility obligations.  In addition, while OPA requires that certain vessels be outfitted with double hulls by 2015, given the make up and expected make up of our fleet of vessels, we do not expect to incur material expenditures to meet these requirements.

Air Emissions
The Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources, including paint booths, and may require pre-approval for the construction or modification of certain facilities expected to produce air emissions, impose stringent air permit requirements, or require the utilization of specific equipment or technologies to control emissions. We believe that our operations are in substantial compliance with the CAA.

Recent scientific studies have suggested that emissions of certain gases commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, several states have declined to wait on Congress to develop and implement climate control legislation and have already taken legal measures to reduce emissions of greenhouse gases. For instance, at least nine states in the Northeast (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York and Vermont) and five states in the West (Arizona, California, New Mexico, Oregon and Washington) have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Other nations have already agreed to regulate emissions of greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” an international treaty pursuant to which participating countries (not including the United States) have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S., or the adoption of regulations by the EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations and demand for our services.

Endangered Species
The Endangered Species Act (“ESA”) restricts activities that may affect endangered species or their habitats. We conduct activities in or near areas that may be designated as habitat for endangered or threatened species. For instance, seasonal observation of endangered or threatened West Indian Manatees adjacent to work areas may impact construction operations within our Florida market. Manatees generally congregate near warm water sources during the cooler winter months. Additionally, our dredging operations in the Florida market are impacted by limitations for placement of dredge spoil materials on designated spoil disposal islands, from April through August of each year, when the islands are inhabited by nesting colonies of protected bird species. Further, restrictions on work during the Whooping Crane nesting period in the Aransas Pass National Wildlife Refuge from October 1 through April 15 each year and during the non-dormant grass season for sea grass in the Laguna Madre from March 1 through November 30 each year impact our construction operations in the Texas Gulf Coast market. We plan our operations and bidding activity with these restrictions and limitations in mind, and they have not materially hindered our business in the past. However, these and other restrictions may affect our ability to obtain work or to complete our projects on time in the future. In addition, while we believe that we are in material compliance with the ESA, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Employees
At December 31, 2007, we had 879 employees, 199 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  We will hire additional employees for certain large projects and, subject to local market conditions additional crew members are generally available for hire on relatively short notice.  We added approximately 48 employees upon completion of the SSI Transaction in February 2008.   Our employees are not represented by any labor unions.  We consider our relations with our employees to be good.

Financial Information About Geographic Areas
The Company primarily operates in the Gulf Coast and Atlantic Seaboard areas of the United States.  Revenues generated outside the United States, primarily in the Caribbean Basin, totaled 3.9%, 7.0% and 14.2% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.  Our long-lived assets are substantially located in the United States.

Access to the Company’s Filings
The Company maintains a website at www.orionmarinegroup.com on which we make available, free of charge, access to the various reports we file with, or furnish to, the Securities and Exchange Commission (“SEC”).  The website is made available for information purposes only.  It should not be relied upon for investment purposes, and none of the information on our website is incorporated into this Annual Report on Form 10-K by this reference to it.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.                      RISK FACTORS

Risk Factors Relating to Our Business

We may be unable to obtain sufficient bonding capacity for our contracts and the need for performance and surety bonds may adversely affect our business.

We are generally required to post bonds in connection with our contracts to ensure job completion if we were to fail to finish a project. During the year ended December 31, 2007, approximately 62% of our projects, measured by revenue, required us to post a bond. We have entered into a bonding agreement with Liberty Mutual Surety of America (“Liberty”) pursuant to which Liberty acts as surety, issues bid bonds, performance bonds and payment bonds, and obligates itself upon other contracts of guaranty required by us in the day-to-day operations of our business. However, Liberty is not obligated under the bonding agreement to issue bonds for us. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers, or increase our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facility. In addition, the conditions of the bonding market may change, increasing our costs of bonding or restricting our ability to get new bonding which could have a material adverse effect on our business, operating results and financial condition.

Our business depends on key customer relationships and our reputation in the heavy civil marine infrastructure market, which is developed and maintained by our chief executives and key project managers. Loss of any of our relationships, reputation or chief executives or key project managers would materially reduce our revenues and profits.

Our contracts are typically entered into on a project-by-project basis, so we do not have continuing contractual commitments with our customers beyond the terms of the current contract. We benefit from key customer relationships built over time and with both public and private entities that are a part of or use the MTS. We also benefit from our reputation in the heavy civil marine infrastructure market developed over years of successfully performing on projects. Both of these aspects of our business were developed and are maintained through our chief executives and key project managers. We do not maintain key person life insurance policies on any of our employees. Our inability to retain our chief executives and key project managers would have a material adverse affect on our current customer relationships and reputation. The inability to maintain relationships with these customers or obtain new customers based on our reputation could have a material adverse effect on our business, operating results and financial condition.

To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business.

Our future success depends on our ability to attract, retain and motivate highly skilled personnel in various areas, including engineering, project management, procurement, project controls, finance and senior management. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. Many companies in our industry are currently experiencing shortages of qualified personnel, and we may not be able to maintain an adequate skilled labor force necessary to operate efficiently. Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel, or we may have to curtail our planned internal growth as a result of labor shortages. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. In addition, certain of our employees hold licenses and permits under which we operate. The loss of any such employees could result in our inability to operate under such licenses and permits, which could adversely affect our operations until replacement licenses or permits are obtained. If we are unable to hire and retain qualified personnel in the future, there could be a material adverse effect on our business, operating results or financial condition.

We could lose money if we fail to accurately estimate our costs or fail to execute within our cost estimates on fixed-price, lump-sum contracts.

Most of our net revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and, as a result, benefit from cost savings, but we may be unable to recover any cost overruns. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, we may incur losses or the project may not be as profitable as we expected. In addition, we are sometimes required to incur costs in connection with modifications to a contract (change orders) that may be unapproved by the customer as to scope and/or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs, or contract termination, that we may not be able to recover. These, in turn, could have a material adverse effect on our business, operating results and financial condition. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, such as:

•	failure to properly estimate costs of engineering, material, equipment or labor;
•	unanticipated technical problems with the structures or services being supplied by us, which may require that we spend our own money to remedy the problem;
•	project modifications creating unanticipated costs;
•	changes in the costs of equipment, materials, labor or subcontractors;
•	our suppliers’ or subcontractors’ failure to perform;
•	difficulties in our customers obtaining required governmental permits or approvals;
•	changes in local laws and regulations;
•	delays caused by local weather conditions; and
•	exacerbation of any one or more of these factors as projects grow in size and complexity.

These risks increase if the duration of the project is long-term because there is an elevated risk that the circumstances upon which we based our original bid will change in a manner that increases costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events.

We may incur higher costs to acquire, manufacture and maintain equipment necessary for our operations.

We have traditionally owned most of the equipment used in our projects, and we do not bid on contracts for which we do not have, or cannot quickly procure, whether through construction, acquisition or lease, the necessary equipment. We are capable of building much of the specialized equipment used in our projects, including dayboats, tenders and dredges. To the extent that we are unable to buy or build equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of completing contracts. In addition, our equipment requires continuous maintenance, which we provide through our own repair facilities and dry docks, as well as certification by the U.S. Coast Guard. If we are unable to continue to maintain the equipment in our fleet or are unable to obtain the requisite certifications, we may be forced to obtain third-party repair services, be unable to use our uncertified equipment or be unable to bid on contracts, which could have a material adverse effect on our business, operating results and financial condition.

In addition, our vessels may be subject to arrest/seizure by claimants as security for maritime torts committed by the vessel or us or the failure by us to pay for necessaries, including fuel and repair services, which were furnished to the vessel. Such arrest/seizure could preclude the vessel from working, thereby causing delays in marine construction projects.

The timing of new contracts may result in unpredictable fluctuations in our cash flow and profitability. These factors as well as others that may cause our actual financial results to vary from any publicly disclosed earnings guidance and forecasts are outside of our control.

A substantial portion of our revenues is derived from project-based work. It is generally very difficult to predict the timing and location of awarded contracts. The selection of, timing of or failure to obtain projects, delays in awards of projects, the rebidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Delays by our customers in obtaining required approvals for their infrastructure projects may delay their awarding contracts for those projects and, once awarded, the ability to commence construction under those contracts. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facilities. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period. From time-to-time we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. Any such predictions may be impacted by these factors as well as others that are beyond our control and might not turn out to be correct.

We depend on continued federal, state and local government funding for marine infrastructure. A reduction in government funding for marine construction or maintenance contracts can materially reduce our results of operations.

For the year ended December 31, 2007, approximately 57% of our revenue was attributable to contracts with federal, state or local agencies or with companies operating under contracts with federal, state or local agencies. Our operations depend on project funding by various government agencies and are adversely affected by decreased levels of, or delays in, government funding. A portion of our business depends on federal funding of the Corps of Engineers, which declined in 2006 and 2007. A future decrease in government funding in any of our geographic markets could result in intense competition and pricing pressures for projects that we bid on in the future. As a result of competitive bidding and pricing pressures, we may be awarded fewer projects, which could have a material adverse effect on our business, operating results and financial condition.

A significant portion of our business is based on government contracts. Our operating results may be adversely affected by the terms of the government contracts or our failure to comply with applicable terms.

Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting and subcontracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, we could be suspended or debarred from government contracting or subcontracting, including federally funded projects at the state level. In addition, government customers typically can terminate or modify any of their contracts with us at their convenience, and certain government agencies may claim immunity from suit to recover disputed contract amounts. If our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenue which could have a material adverse effect on our business, operating results and financial condition.

We derive a significant portion of our revenues from a small group of customers. The loss of one or more of these customers could negatively impact our business, operating results and financial condition.

Our customer base is highly concentrated. Our top five customers accounted for approximately 39%, 59% and 50% of our revenues for fiscal 2007, 2006 and 2005, respectively. We have two customers that represented greater than 10% of revenues for fiscal 2007, three customers for fiscal 2006 and two customers for fiscal 2005.

We believe that we will continue to rely on a relatively small group of customers for a substantial portion of our revenues for the foreseeable future. We may not be able to maintain our relationships with our significant customers. The loss of, or reduction of our sales to, any of our major customers could have a material adverse effect on our business, operating results and financial condition. See “Business — Customers” for a description of our largest customers.

We may not be able to fully realize the revenue value reported in our backlog.

We had a backlog of work to be completed on contracts totaling approximately $129.3 million as of December 31, 2007. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (a) not yet been started or (b) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time-to-time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

Our business is subject to significant operating risks and hazards that could result in damage or destruction to persons or property, which could result in losses or liabilities to us.

The businesses of marine infrastructure construction, port maintenance, dredging and salvage are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, adverse weather conditions, collisions with fixed objects, cave-ins, encountering unusual or unexpected geological formations, disruption of transportation services and flooding. These risks could result in damage to or destruction of, dredges, transportation vessels, other maritime structures and buildings, and could also result in personal injury or death, environmental damage, performance delays, monetary losses or legal liability.

Our safety record is an important consideration for our customers. If serious accidents or fatalities occur or our safety record was to deteriorate, we may be ineligible to bid on certain work, and existing service arrangements could be terminated. Further, regulatory changes implemented by OSHA or the U.S. Coast Guard could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

We maintain various insurance policies, including general liability and workers’ compensation. We are partially self-insured under some of our policies, and our insurance does not cover all types or amounts of liabilities. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury claims. We maintain substantial loss accruals for workers’ compensation claims, and our workers’ compensation and insurance costs have been rising for several years notwithstanding our emphasis on safety. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, some of the projects that we bid on require us to maintain builder’s risk insurance at high levels. We may not be able to obtain similar levels of insurance on reasonable terms, or at all. Our inability to obtain such insurance coverage at acceptable rates or at all could have a material adverse effect on our business, operating results and financial condition.

Furthermore, due to a variety of factors such as increases in claims and projected significant increases in medical costs and wages, our insurance premiums may increase in the future and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain, insurance coverage at acceptable rates, or at all, could have a material adverse effect on our business, operating results and financial condition.

Our employees are covered by federal laws that provide seagoing employees remedies for job-related claims in addition to those provided by state laws.

Many of our employees are covered by federal maritime law, including provisions of the Jones Act, the Longshore and Harbor Workers Act and the Seaman’s Wage Act. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

For example, in the normal course of business, we are party to various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our hourly workforce subject to a deductible. Over the last year, there has been an increase in suits filed in Texas due in large part to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers residing in Texas. Aggressive medical advice is increasing the seriousness of claimed injuries and the amount demanded in settlement. During fiscal 2007, $2.6 million was recorded for our self-insured portion of these liabilities. While our recorded self insurance reserves represent our best estimate of the outcomes of these claims, outcomes could exceed our recorded reserves.  Moreover, should these trends persist; we could continue to be negatively impacted in the future. See Note 15, Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

Many of our contracts have penalties for late completion.

In many instances, including in our fixed-price contracts, we guarantee that we will complete a project by a scheduled date. If we subsequently fail to complete the project as scheduled, we may be held responsible for cost impacts resulting from any delay, generally in the form of contractually agreed-upon liquidated damages. In addition, failure to maintain a required schedule could cause us to default on our government contracts, giving rise to a variety of potential damages. To the extent that these events occur, the total costs of the project could exceed our original estimates, and we could experience reduced profits or, in some cases, a loss for that project.

We may choose, or be required, to pay our suppliers and subcontractors even if our customers do not pay, or delay paying, us for the related services.

We use suppliers to obtain necessary materials and subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our suppliers and subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay, or delay paying, us for the related work, we could experience a material adverse effect on our business, operating results and financial condition.

We extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from major customers that have filed bankruptcy or are otherwise experiencing financial difficulties.

We generally perform services in advance of payment for our customers, which include governmental entities, general contractors, and builders, owners and managers of marine and port facilities located primarily in the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin. Consequently, we are subject to potential credit risk related to changes in business and economic factors. On occasion, we have had difficulty collecting from governmental entities or customers with financial difficulties. If we cannot collect receivables for present or future services, we could experience reduced cash flows and losses beyond our established reserves.

Our strategy of growing through strategic acquisitions may not be successful.

We may pursue growth through the acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets. We have completed several acquisitions and plan to consider strategic acquisitions in the future. We may be unable to implement this growth strategy if we cannot identify suitable companies or assets or reach agreement on potential strategic acquisitions on acceptable terms. Moreover, an acquisition involves certain risks, including:

•	difficulties in the integration of operations, systems, policies and procedures;
•	enhancements in our controls and procedures including those necessary for a public company may make it more difficult to integrate operations and systems;
•
failure to implement proper overall business controls, including those required to support our growth, resulting in inconsistent operating and financial practices at companies we acquire or have acquired;

•	termination of relationships with the key personnel and customers of an acquired company;
•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;
•
the incurrence of environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to our acquisition for which we are not indemnified or for which the indemnity is inadequate;

•	disruption of our ongoing business or receipt of insufficient management attention; and
•	inability to realize the cost savings or other financial benefits that we anticipate.

Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

The anticipated investment in port and marine infrastructure may not be as large as expected, which may result in periods of low demand for our services.

The demand for port construction, maintenance infrastructure services and dredging may be vulnerable to downturns in the economy generally and in the marine transportation industry specifically. The amount of capital expenditures on port facilities and marine infrastructure in our markets is affected by the actual and anticipated shipping and vessel needs of the economy in general and in our geographic markets in particular. If the general level of economic activity deteriorates, our customers may delay or cancel expansions, upgrades, maintenance and repairs to their infrastructure. A number of other factors, including the financial condition of the industry, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. During downturns in the U.S. or world economies, the anticipated port usage in our geographic markets may decline, resulting in less port construction, upgrading and maintenance. As a result, demand for our services could substantially decline for extended periods.

Any adverse change to the economy or business environment in the regions in which we operate could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Our operations are currently concentrated in the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin. Because of this concentration in a specific geographic location, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters.

During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business, operating results and financial condition.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with marine infrastructure projects and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury (including asbestos-related lawsuits) or property damage which occurs in connection with services performed relating to project or construction sites. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, environmental damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment, design or other engineering services or project services. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits or fall below applicable deductibles. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

Furthermore, our services are integral to the operation and performance of the marine infrastructure. As a result, we may become subject to lawsuits or claims for any failure of the infrastructure that we work on, even if our services are not the cause for such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any property damage or personal injury. With respect to such lawsuits, claims, proceedings and indemnities, we have and will accrue reserves in accordance with generally accepted accounting principles (“GAAP”). In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued reserves, or at material amounts, the outcome could materially and adversely affect our reputation, business, operating results and financial condition. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

We are currently engaged in litigation related to claims arising from Hurricane Katrina. See “Business — Legal Proceedings.”

Our operations are subject to environmental laws and regulations that may expose us to significant costs and liabilities.

Our marine infrastructure construction, salvage, demolition, dredging and dredge material disposal activities are subject to stringent and complex federal, state and local environmental laws and regulations, including those concerning air emissions, water quality, solid waste management, and protection of certain marine and bird species, their habitats, and wetlands. We may incur substantial costs in order to conduct our operations in compliance with these laws and regulations. For instance, we may be required to obtain, maintain and comply with permits and other approvals (as well as those obtained for projects by our customers) issued by various federal, state and local governmental authorities; limit or prevent releases of materials from our operations in accordance with these permits and approvals; and install pollution control equipment. In addition, compliance with environmental laws and regulations can delay or prevent our performance of a particular project and increase related project costs. Moreover, new, stricter environmental laws, regulations or enforcement policies could be implemented that significantly increase our compliance costs, or require us to adopt more costly methods of operation.

Failure to comply with environmental laws and regulations, or the permits issued under them, may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, strict joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the investigation or remediation of environmental contamination that resulted from the conduct of others or from our own actions that were in compliance with all applicable laws at the time those actions were taken. Further, it is possible that we may be exposed to liability due to releases of pollutants, or other environmental impacts that may arise in the course of our operations. For instance, some of the work we perform is in underground and water environments, and if the field location maps or waterway charts supplied to us are not accurate, or if objects are present in the soil or water that are not indicated on the field location maps or waterway charts, our underground and underwater work could strike objects in the soil or the waterway bottom containing pollutants and result in a rupture and discharge of pollutants. In addition, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies, and due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture releasing subsurface materials. These releases may contain contaminants in excess of amounts permitted by law, may expose us to remediation costs and fines and legal actions by private parties seeking damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs through insurance or increased revenues, which may have a material adverse effect on our business, operating results and financial condition. See “Business — Environmental Matters” for more information.

Our operations are susceptible to adverse weather conditions in our regions of operation.

Our business, operating results and financial condition could be materially and adversely affected by severe weather, particularly along the Gulf Coast, the Atlantic Seaboard and Caribbean Basin where we have concentrated operations. Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of services;
•	weather-related damage to our equipment, facilities and project work sites resulting in suspension of operations;
•	inability to deliver materials to jobsites in accordance with contract schedules; and
•	loss of productivity.

Our dependence on petroleum-based products increases our costs as the prices of such products increase, which could adversely affect our business, operating results and financial condition.

We use diesel fuel and other petroleum-based products to operate our equipment used in our construction contracts. Decreased supplies of those products relative to demand and other factors can cause an increase in their cost. Future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of those products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or a loss, on one or more contracts.

Terrorist attacks at port facilities could negatively impact the markets in which we operate.

Terrorist attacks, like those that occurred on September 11, 2001, targeted at ports, marine facilities or shipping could affect the markets in which we operate our business and our expectations. Increased armed hostilities, terrorist attacks or responses from the U.S. may lead to further acts of terrorism and civil disturbances in the U.S. or elsewhere, which may further contribute to economic instability in the U.S. These attacks or armed conflicts may affect our operations or those of our customers or suppliers and could impact our revenues, our production capability and our ability to complete contracts in a timely manner.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

We have a non-union workforce. If our employees unionize, it could result in demands that may increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.

We may be unable to sustain our historical revenue growth rate.

Our revenue has grown rapidly in recent years. Our revenue increased by 14.8% from $183.3 million in 2006 to $210.4 million in 2007. However, we may be unable to sustain our recent revenue growth rate for a variety of reasons, including limits on additional growth in our current markets, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, the inability to hire and retain essential personnel and to acquire equipment to support growth, and the inability to identify acquisition candidates and successfully integrate them into our business. A decline in our revenue growth could have a material adverse effect on our business, operating results and financial condition if we are unable to reduce the growth of our operating expenses at the same rate.

We are subject to risks related to our international operations.

Approximately 4% of our revenue in 2007 was derived from international markets and we hope to expand the volume of the services that we provide internationally. We presently conduct projects in the Caribbean Basin. International operations subject us to additional risks, including:

•	uncertainties concerning import and export license requirements, tariffs and other trade barriers;
•	restrictions on repatriating foreign profits back to the U.S.;
•	changes in foreign policies and regulatory requirements;
•	difficulties in staffing and managing international operations;
•	taxation issues;
•	currency fluctuations; and
•	political, cultural and economic uncertainties.

These risks could restrict our ability to provide services to international customers and could have a material adverse effect on our business, operating results and financial condition.

Restrictions on foreign ownership of our vessels could limit our ability to sell off any portion of our business or result in the forfeiture of our vessels or in our inability to continue our operations in U.S. navigable waters.

The Dredging Act, the Jones Act, the Shipping Act and the Vessel Documentation Act require vessels engaged in the transport of merchandise or passengers between two points in the U.S. or dredging in the navigable waters of the U.S. to be owned and controlled by U.S. citizens. The U.S. citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen-owned, thus restricting foreign ownership interests in the entities that directly or indirectly own the vessels which we operate. If we were to seek to sell any portion of our business unit that owns any of these vessels, we may have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above; additionally, any sales of certain of our larger vessels to foreign buyers would be subject to approval by the U.S. Maritime Administration. As a result, the sales price for that portion of our business may not attain the amount that could be obtained in an unregulated market. Furthermore, although our certificate of incorporation contains provisions limiting ownership of our capital stock by non-U.S. citizens, foreign ownership is difficult to track and if we or any operating subsidiaries cease to be 75% controlled and owned by U.S. citizens, we would become ineligible to continue our operations in U.S. navigable waters and may become subject to penalties and risk forfeiture of our vessels.

Risk Factors Related to our Accounting, Financial Results and Financing Plans

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include: contract costs and profits, application of percentage-of-completion accounting, and revenue recognition of contract change order claims; provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others; valuation of assets acquired and liabilities assumed in connection with business combinations; accruals for estimated liabilities, including litigation and insurance reserves; and the value of our deferred tax assets. Our actual results could differ from those estimates.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue and profit.

In particular, as is more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” we recognize contract revenue using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which may result in a reduction or reversal of previously recorded revenue and profit.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock value.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business, operating results and financial condition could be harmed. We will be required under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) to furnish a report by our management on the design and operating effectiveness of our internal controls over financial reporting with our annual report on Form 10-K for our fiscal year ending December 31, 2008. Since this is the first time that we have had to furnish such a report, we expect to incur material costs and to spend significant management time to comply with Section 404. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate experience and technical accounting knowledge, and we may not be able to do so in a timely fashion.

We are evaluating how to document and test our internal control procedures to satisfy the requirements of Section 404 of SOX and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment. During the course of this documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the requisite deadline for those reports. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, this could have a material adverse effect on our ability to process and report financial information and the value of our common stock could significantly decline and you may lose part or all of your investment.

Our bonding requirements may limit our ability to incur indebtedness.

We generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon various factors including our capitalization, working capital and amount of our indebtedness. In order to help ensure that we can obtain required bonds, we may be limited in our ability to incur additional indebtedness that may be needed for potential acquisitions and operations. Our inability to incur additional indebtedness could have a material adverse effect on our business, operating results and financial condition.

Item 1B.                      UNRESOLVED STAFF COMMENTS
None

Item 2.                                PROPERTIES
Our corporate headquarters is located at 12550 Fuqua, Houston, Texas 77034, with 16,440 square feet of office space that we lease, with an initial term expiring July 12, 2015 and with two five year extensions at our option.  Our finance, human resources, marketing and executive offices are located at this facility, along with operating personnel.  As of December 31, 2007, we owned or leased the following additional facilities:

Location	Type of Facility	Size	Leased or Owned	Expiration of Lease
159 Highway 316 Port Lavaca, Texas	Waterfront maintenance and dock facilities, equipment yard and dry dock; regional office	17.5 acres	Owned	N/A
17140 Market Street Channelview, Texas	Waterfront maintenance and dock facilities and equipment yard	23.7 acres	Owned	N/A
5600 West Commerce Street Tampa, FL	Waterfront maintenance and dock facilities; equipment yard and dry dock	9.1 acres	Owned	N/A
5121 Highway 90 East Lake Charles, Louisiana	Land based equipment yard and maintenance facility; regional office	8.9 acres	Leased	August 31, 2008, with 4 one-year extensions at our option
6821 Southpoint Drive North Suite 221 Jacksonville, Florida	Regional office	1,152 square feet	Leased	March 31, 2008, renewable for 6-month intervals
City of Port Lavaca Port Commission Port Lavaca, Texas	Safe harbor	6.6 acres	Leased	March 12, 2012
1500 Main Street Ingleside, Texas	Regional office	4 acres	Leased	May 1, 2009
5440 W. Tyson Avenue Tampa, Florida	Regional office	6,160 square feet	Leased	May 31, 2010
1901 Hill Street Jacksonville, Florida*	Waterfront maintenance and dock facilities and equipment yard	Estimated less than 5 acres	Leased	December 31, 2010

We believe that our existing facilities are adequate for our operations.  We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.  Our real estate assets are pledged to secure our credit facility.

*Lease entered into on February 29, 2008 commensurate with the closing of the SSI Transaction

Item 3.                                LEGAL PROCEEDINGS
Although we are subject to various claims and legal actions that arise in the ordinary course of business, except as described below, we are not currently a party to any material legal proceedings or environmental claims.

We have been named as one of numerous defendants in various individual claims and lawsuits brought in the United States District Court of the Eastern District of Louisiana by or on behalf of the residents and landowners of New Orleans, Louisiana and surrounding areas. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No. 05-4182 IE.D. La), which was instituted in late 2005.  While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions.  The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages.

The Corps of Engineers has contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a recent decision of the trial court (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, “Order and Reasons,” March 9, 2007 (E.D. La, 2007)), we believe that we will not have liability under these claims unless we deviated from our contracted scope of work on a project.  In June of 2007, however, the plaintiffs appealed this decision to the United States Court of Appeals for the Fifth Circuit, where the appeal is currently pending.  Substantive proceedings in the appeals case have yet to commence.  Additionally, plaintiffs in other cases included in this subcategory of suits continue to seek trial court determinations contrary to those reached in the “Order and Reasons” described above.

The plaintiffs in the pending lawsuit have not specified the amount of damages claimed.  Furthermore, as a matter arising in admiralty, which is subject to statutory limitations provided under the Limitation of Liability Act (46 U.S.C. section 30505), we believe that our liability is limited to the value of our vessels involved in the dredging work.  In addition, we maintain insurance which should cover any liability that may be incurred, further limiting our potential exposure.  Therefore, we believe our exposure is limited to our deductible under this insurance policy, which is $100,000 of which approximately $32,000 remains before insurance coverage would commence.

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flows, or on our financial condition.

Item 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is listed on the NASDAQ Global Market and we commenced trading under the symbol “OMGI” on December 20, 2007.  From July 2, 2007 to September 28, 2007, our shares traded on the PORTAL market, which is operated by the NASDAQ Stock Market, LLC.  Prior to that time, there was no market for our common stock.  We have provided to NASDAQ, as part of our listing application, without qualification, the required certification regarding compliance with NASDAQ corporate governance listing standards.

The following table sets for the low and high prices of a share of our common stock during each of the fiscal quarters presented, based on NASDAQ reports:

	Low	High
2007
First quarter	*	*
Second quarter	*	*
Third quarter	$13.50	$15.00
Fourth quarter	$14.25	$16.50
*Our common stock commenced trading on the NASDAQ PORTAL on July 2, 2007.

Holders
According to the records of our transfer agent, there were approximately 515 holders of record of our common stock, as of December 31, 2007.

Dividends
For the foreseeable future, we intend to retain earnings to grow our business and do not intend to pay dividends on our common stock. We have not historically paid dividends and payments of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements, and other factors that our board of directors deems relevant. Our existing credit facility restricts our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of December 31, 2007:
Plan category	Column A Number of securities to be issued upon exercise of outstanding options, warrants and rights	Column B Weighted average exercise price of outstanding options, warrants and rights	Column C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	1,877,016	$12.38	1,066,930
Equity compensation plans not approved by shareholders	--	--	--
Total	1,877,016	$12.38	1,066,930

Unregistered Sales of Equity Securities and Use of Proceeds
On May 31, 2007, ,we completed the sale of 20,949,216 shares of our common stock at a sale price of $13.50 per share to qualified institutional buyers, non-U.S. persons and accredited investors and repurchased and retired all of our outstanding preferred stock and 16,053,816 shares of our common stock from our former principal stockholders using approximately $242.0 million of the net proceeds, which resulted in a net increase in shares outstanding of 4,895,400 shares (the “2007 Private Placement”).

Performance Graph*
The following graph shows the changes over the past five-year period in the value of $100 invested in (1) the common stock of Orion Marine Group, Inc., (2) the Standard & Poor’s 500 Index and (3) the Dow Jones Heavy Construction Group Index.  The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid.  For each graph, the investments are assumed to have occurred at the beginning of each period.  The Company’s stock began trading publicly on December 20, 2007.  No data is reported for periods prior to that date.

Note:  The above information was provided by Research Data Group, Inc.
*This table and the information therein is being furnished but not filed.

Item 6.                                SELECTED FINANCIAL DATA
The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The financial data as of and for each of the three years in the period ended December 31, 2007 has been derived from our audited consolidated financial statements and notes thereto, which have been audited by Grant Thornton LLP. The financial data as of and for the year ended December 31, 2003 has been derived from the audited consolidated financial statements and notes thereto of Orion Marine Group Holdings Inc., our parent entity prior to the 2004 acquisition. The share and per share financial data presented below has been adjusted to give effect to the 2.23 for one reverse split of our common stock that we effected on May 17, 2007 in connection with the 2007 Private Placement.

On October 14, 2004, we were acquired by Orion Marine Group, Inc., formerly known as Hunter Acquisition Corp., a corporation formed and controlled by our former principal stockholders. For accounting purposes, our company as it existed until the time we were acquired by Hunter Acquisition Corp. is referred to as our “Predecessor” and our company as it has existed since the acquisition is referred to as our “Successor.” Concurrent with the acquisition and in accordance with GAAP, we wrote up the value of our assets to their current market value (as determined by appraisals for certain of our assets, such as equipment and land) at the time of the transaction. The result of this write up increased the book value of our assets and the associated depreciation expense. Therefore, depreciation expense for our Predecessor was less than depreciation expense for our Successor. Additionally, certain expenses related to the maintenance and repair of our equipment and other items directly attributable to contract revenues were classified as selling, general and administrative expenses and other (income) loss for the year ended December 31, 2003. Beginning January 1, 2004 through December 31, 2007, these same expenses were classified as cost of contract revenues. Consequently, the cost of contract revenues, selling, general, and administrative expenses, and other (income) loss for the year ended December 31, 2003 are not comparable to the cost of contract revenues, selling, general, and administrative expenses, and other (income) loss for the periods beginning January 1, 2004 through December 31, 2007.

The table below includes the non-GAAP financial measure of EBITDA.  For a definition of EBITDA and a reconciliation to net income calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures” immediately below.

	Successor				Predecessor
	Year ended December 31,			October 14 to December 31,	January 1 to October 13	Year ended December 31,
	2007	2006	2005	2004	2004	2003
	(in thousands, except for per share data)
Contract revenues	$210,360	$183,278	$167,315	$32,570	$97,989	$101,369
Gross profit	50,433	38,537	21,575	2,505	18,804	24,015
Selling, general and administrative expenses	22,985	18,225	10,685	1,611	7,752	16,376
Net income	17,399	12,403	5,311	419	6,702	4,879
Preferred dividends	782	2,100	2,100	460	--	--
Income (loss) available to common shareholders	$16,617	$10,303	$3,211	$(41)	$6,702	$4,879
Adjusted Per Common Share Data:
Net income per share
Basic	$0.86	$0.65	$0.20	--	$69.02	$50.25
Diluted	$0.83	$0.63	$0.20	--	$69.02	$50.25
Weighted average shares outstanding
Basic	19,401	15,872	15,707	15,695	97	97
Diluted	19,976	16,407	16,135	15,695	97	97
Other Financial Data
EBITDA	$40,079	$33,003	$22,331	$3,091	$16,544	$15,318
Capital expenditures	11,433	11,931	9,149	2,383	8,407	7,044
Cash interest expense	927	2,848	2,146	263	150	282
Depreciation and deferred financing cost amortization	12,592	11,805	11,036	1,960	5,440	6,649
Net cash provided by (used in): Operating activities	10,092	32,475	11,618	3,262	8,193	15,591
Investing activities	(9,463)	(11,987)	(5,431)	(61,654)	(6,634)	(6,809)
Financing activities	(6,606)	(9,572)	(6,244)	66,094	(1,055)	(5,476)

	Successor					Predecessor
	As of December 31,
	2007	2006	2005	2004		2003
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,584	$18,561	$7,645	$	,701	$8,420
Working capital	32,452	12,970	14,729		11,475	7,775
Total assets	133,534	125,072	114,626		113,739	53,711
Total debt	--	25,000	34,548		40,489	5,965
Total stockholders’ equity	90,084	53,239	40,730		35,419	32,039

Non-GAAP Financial Measures
We include in this Annual Report on Form 10-K the non-GAAP financial measure of EBITDA. We define EBITDA as income before interest, income taxes, depreciation and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;
•	our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure; and
•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

EBITDA is not a presentation made in accordance with GAAP. EBITDA should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. Because EBITDA excludes some, but not all, items that affect net income and is defined differently by different companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA has important limitations as an analytical tool, and you should not consider it in isolation.

The following table provides a reconciliation of EBITDA to our net income for the periods indicated as calculated and presented in accordance with GAAP:

	Successor				Predecessor
	Year ended December 31,			October 14 to December 31,	January 1 to October 13	Year ended December 31,
	2007	2006	2005	2004	2004	2003
	(in thousands, except for per share data)
Net income	$17,399	$12,403	$5,311	$419	$6,702	$4,879
Income tax expense	10,178	7,040	3,805	266	4,378	3,508
Interest expense, net	(90)	1,755	2,179	446	24	282
Depreciation and amortization	12,592	11,805	11,036	1,960	5,440	6,649
EBITDA	$40,079	$33,003	$22,331	$3,091	$16,544	$15,318

Selected Quarterly Financial Data
The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2007.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2007
Revenues	$38,293	$51,479	$59,999	$60,589	$210,360
Operating profit(a)	5,388	3,834	9,050	9,176	27,448
Income before tax	5,217	3,746	9,200	9,414	27,577
Net income	3,286	2,280	5,763	6,070	17,399
Preferred dividends	518	264	-	-	782
Income available to common shareholders	$2,768	$2,016	$5,763	$6,070	$16,617
Earnings per share
Basic	$0.18	$0.12	$0.28	$0.28	$0.86
Diluted	$0.18	$0.12	$0.26	$0.27	$0.83

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2006
Revenues	$43,031	$39,093	$47,793	$53,361	$183,278
Operating profit(a)	3,270	4,400	6,732	6,309	21,112
Income before tax	3,174	3,914	6,314	6,040	19,443
Net income	2,024	2,496	4,008	3,874	12,403
Preferred dividends	518	524	529	529	2,100
Income available to common shareholders	$1,506	$1,972	$3,479	$3,345	$10,303
Earnings per share
Basic	$0.10	$0.12	$0.22	$0.21	$0.65
Diluted	$0.09	$0.12	$0.22	$0.21	$0.63
(a) Operating profit represents revenues, less costs of contracts and selling, general and administrative expenses

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (MD&A) provides an overview of our consolidated financial condition and results of operations as well as an analysis of the factors that caused certain key elements of our financial statements to change from one year to the next.

In this MD&A, we use certain terms and abbreviations that are defined as follows:
AICPA	The American Institute of Certified Public Accountants; accounting guidance promulgated by the AICPA is part of the authoritative literature comprising United States GAAP.
APB                        Accounting Principles Board
GAAP                     Generally accepted accounting principles in the United States
SFAS	Statement of Financial Accounting Standards, which accounting standards are adopted by the Financial Accounting Standard Board (FASB)

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 57% of our revenue in the year ended December 31, 2007, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

Our contracts are obtained primarily through competitive bidding in response to “requests for proposals” by federal, state and local agencies and through negotiation with private parties. Our bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, ability to obtain necessary surety bonds and competitive considerations. The timing and location of awarded contracts may result in unpredictable fluctuations in the results of our operations.

Most of our revenue is derived from fixed-price contracts. There are a number of factors that can create variability in contract performance and therefore impact the results of our operations. The most significant of these include the following:
•	completeness and accuracy of the original bid;
•	increases in commodity prices such as concrete, steel and fuel;
•	customer delays and work stoppages due to weather and environmental restrictions;
•	availability and skill level of workers; and
•	a change in availability and proximity of equipment and materials.

All of these factors can impose inefficiencies on contract performance, which can impact the timing of revenue recognition and contract profitability. We plan our operations and bidding activity with these factors in mind and they have not had a material adverse impact on the results of our operations in the past.

Business Drivers and Measures
Industry trends impact our results of operations. In operating our business and monitoring its performance, we also pay attention to a number of performance measures and operational factors.

Industry Trends
Our performance is impacted by overall spending in the heavy civil marine infrastructure market. Spending by our customers, both government and private, is impacted by several important trends affecting our industry, including the following:
•	increasing North American freight capacity, which results in the need for port and channel expansion and maintenance;
•	deteriorating condition of intracoastal waterways and bridges;
•	the historic $286.0 billion federal transportation funding bill of 2005;
•	robust demand in the cruise industry;
•	the continuing U.S. base realignment and closure program (BRAC);
•	increased spending by the United States Navy and Coast Guard;
•	strong oil and gas capital expenditures;
•	ongoing U.S. coastal wetlands restoration and reclamation;
•	recurring hurricane restoration and repair; and
•	the $23 billion federal water resources development funding bill of 2007 (WRDA).

In the aggregate, these industry trends drive marine transportation facility construction, dredging, bridge building, repair and maintenance, as well as specialty services that we perform in our markets.

Bidding
Industry trends result in the need for our customers to make capital expenditures and engage in repair and maintenance activities. We monitor the prospects and solicitations for government and for private work to determine what projects our customers are planning and when they will seek bids for their projects. This allows us to gauge the overall health of the markets we serve and to respond appropriately to changing market conditions, such as near-term softness or improving conditions in a particular market, by moving our equipment and personnel accordingly. Our industry is highly fragmented with competitors generally varying within the markets we serve and with few competitors competing in all of the markets we serve or for all of the services that we provide. We believe that the robust long-term demand for heavy civil marine infrastructure services combined with the fact that our industry is highly fragmented creates a favorable bidding environment for us.

Most of our contracts are obtained through competitive bidding on terms specified by the party inviting the bid. The nature of the contract specifications dictates the type of equipment, material and labor involved, all of which affect the cost of performing the contract and the price that our competitors will bid. Contracts for projects are generally awarded to the lowest qualified bidder, provided the bid is no greater than the amount of funds that are budgeted and available for the project. If all bids are greater than the available funds, then projects may be subject to rebid or cancellation as a result of budget constraints.

Our process for bidding projects varies by bid amount. We have implemented project controls to limit the level of bidding authority that we give to our project managers and regional vice presidents. Generally, our project managers estimate and bid projects, and subsequently manage those projects that they successfully bid, which is in contrast to many other construction companies, where the estimation and bidding of projects and the subsequent management of those projects are performed by separate departments. Project managers have the sole authority to estimate and bid projects up to a specified size; any project above the bidding authority of a project manager must involve a regional vice president in the preparation of the estimate and bid; and any bid above the regional vice president’s authority must involve the Chief Executive Officer in the estimation and bidding process. We believe that our operating philosophy allows our project managers to work in an entrepreneurial environment, increases accountability amongst our project managers, and also provides us with the ability to develop the long-term careers of our project managers and reward them appropriately.

Utilization
An important factor that we take into consideration when we manage our business is the current and projected utilization of our equipment and personnel. We do not measure utilization of equipment or personnel in the aggregate, but rather track utilization by our major pieces of equipment, such as barges, cranes, dredges, tugs, etc., and the associated personnel required to operate the equipment. We track this information using our state-of-the-art, scalable, integrated enterprise-wide project management software system. Our ability to maintain high levels of utilization of our equipment and keep our employees working on jobs in large part drives our profitability, and we believe that our average EBITDA margin of 17.0% over the three years ended December 31, 2007 leads the industry and is a representation of our success in effectively managing these items.

Backlog
Once we have successfully bid on a project and executed a contract to perform the work, we record the value of the contract as backlog. Our backlog is the financial representation of the revenue associated with the future commitments of our equipment and personnel tracked in our project management software system. Backlog consists of projects that have either (a) not yet started, or (b) are in progress but are not yet complete. Consequently, backlog is also an important factor we use to monitor our business. The typical duration of our contracts is three to nine months, so our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period.

As our business continues to grow, we expect that our backlog will increase over time. However, our backlog may fluctuate significantly from quarter to quarter, and a quarterly decrease of our backlog might not necessarily translate into a deterioration of our business. For example, in anticipation of bidding on a large project for which we believe we will be the successful bidder, we may choose not to bid on near-term projects so that our schedule can accommodate a large job. Even though this management decision would result in a near-term decline in our backlog, it is not inconsistent with our dual goals of maintaining high utilization rates of our equipment and personnel and long-term growth in our backlog.

Revenue
We recognize our revenue using the percentage-of-completion methodology. Percentage-of-completion for construction contracts is measured principally by the costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon acceptance by the customer and departure from the construction site. A significant portion of our revenue depends on project funding by various government agencies and is adversely affected by decreased level of, or delays in, government funding. Moreover, a portion of our revenue depends on funding from the Corps of Engineers, which provides the majority of the funding for government dredging projects.

Cost of Revenue
The components of costs of contract revenues include labor, equipment (including depreciation, insurance, fuel, maintenance and supplies), materials, lease expense and project overhead. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Since the realization of our revenue is driven primarily by the cost of our revenues in relation to our estimated total costs to complete a contract, we monitor the costs realized to date and the estimated costs required to complete a project very closely, on a project-by-project basis, using our project management software system. For example, on a heavy civil marine construction project such as a concrete fabricated dock, we would be required to drive a certain number of concrete piles to provide a foundation for the port facility that we would subsequently construct on the piles. In this example, we would closely monitor the rate at which the piles were being driven relative to our original expectations. We monitor the progress on our jobs, and therefore the associated costs, by way of weekly management meetings that include the local project managers, the regional managers, and the senior management team. By monitoring our jobs in this manner, we are able to quickly identify potential issues and respond accordingly. We believe that our ability to effectively manage the cost of revenue is a competitive strength of our organization and is indicative of the depth of our management team. Our intense focus on profitably executing contracts has resulted in only a small number of unprofitable contracts since our founding.

Another important aspect of managing our cost of revenue is to recognize opportunities for change orders, which is a change to the original specifications of the contract, and occurs once a project has begun. In doing so, we are able to (a) recognize additional revenue from a project on a negotiated basis, rather than a competitive bidding situation, at generally higher margins, and (b) avoid potential disputes with our customers regarding required deviations from the original terms of the contract.

Selling, General and Administrative Expenses
Our selling, general and administrative costs include non-contract related salaries and expenses, incentive compensation, discretionary profit sharing and other variable compensation, as well as other overhead costs to support our overall business. In general, these costs will increase in response to our growth and the related increased complexity of our business.

Other Factors
Other factors that will influence our operations in future periods include the following:

Seasonality.  Substantially all of our services are performed on, over and under the water, causing our results to be subject to seasonal variations due to weather conditions. The core markets in which we operate — the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin — are affected by hurricanes and tropical storms during hurricane season, which occurs annually in the Gulf of Mexico and Atlantic Ocean from June through November. Over 97% of the hurricanes and tropical storms occur during this time period, and 78% occur from August through October. Since we operate our business in a wet environment and many of our marine projects are constructed to withstand harsh conditions such as hurricanes and tropical storms, wet conditions generally do not affect our operations, but major hurricanes and tropical storms may temporarily impact our operations. For example, we monitor all named storm systems to determine which, if any, of our projects will be affected. Because hurricanes and tropical storms move slowly, we usually have ample time to prepare appropriately for the storm, which typically includes demobilizing much of our equipment and removing our employees from the job site. Once the storm has passed, we must then mobilize our personnel and equipment back to the job site, which results in delays in the completion of our work and an increase in the costs associated with performing our work.

Generally, in our fixed-price contracts we bear the risks of increased costs, delays to completion of work, damage to our equipment, and damage to the work already completed at a job site, related to severe weather conditions, such as hurricanes and tropical storms. Consequently, our cost estimates to complete a job in a hurricane prone area during hurricane season include costs related to mobilizing and demobilizing personnel and equipment, and our schedule assumes there will be delays associated with hurricanes and tropical storms. In years where the hurricane activity is less than expected or does not significantly impact our job sites, as was the case in 2006 and 2007, we release those contingencies within our jobs as they are completed, which generally results in the recognition of profit and usually occurs during the fourth quarter when hurricane season has subsided.

Surety Bonding.  In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. During the year ended December 31, 2007, approximately 62% of our projects, measured by revenue, required us to post a bond. The bonds we provide typically have face amounts ranging from $1.0 to $50.0 million. As of December 31, 2007, we had approximately $100.0 million in surety bonds outstanding and we believe our capacity under our current bonding arrangement was in excess of $250.0 million in aggregate surety bonds. We believe that our bonding capacity provides us with a significant competitive advantage relative to many of our local competitors, as many of these competitors are sole proprietors and are often required to personally guarantee their surety bonds, which frequently limits their bonding capacity.

Outlook.  Certain economic drivers of our business include federal, state and local public funding levels and capital expenditures budgeting of our private clients, and our business can be impacted by the overall health of the US economy.  Over the past several months, certain economic indicators suggesting a weaker US economy have raised short-term concerns regarding the stability and outlook of US domestic spending.  We believe that developments such as increased coastal restoration and protection, hurricane repair work, continued port expansion, emphasis on bridge and causeway repair and replacements, and the enactment of WRDA (discussed above) are keeping our end markets stable. We also believe that the diversity of our end markets, both by type as well as geographic location, enable us to shift our resources to end markets that may be more robust than others. However, a weak economy generally results in reduced demand for construction in the private sector, could divert governmental funding from projects we perform to other uses, and may also produce less tax revenue, thereby decreasing funds available for public sector projects. While to date we have not seen any significant impact on our business due to emerging general economic weakness, as part of our normal course of business, we continue to monitor the end markets we serve and make adjustments as needed.

Significant Changes in Ownership
2004 Acquisition
On October 14, 2004, our Predecessor was acquired by Orion Marine Group, Inc., formerly known as Hunter Acquisition Corp., a corporation formed and controlled by our former principal stockholders, whose funds were managed by Austin Ventures and TGF Management Corp. The cash purchase price for the shares that were acquired was approximately $73.0 million, including acquisition costs. Following the acquisition, we had approximately $41.5 million of new debt in a senior term loan. We also had an undrawn $8.5 million revolving credit facility. Our former principal stockholders provided incremental financial and strategic resources necessary for our continued success, including implementing stock based compensation, transitioning senior leadership and establishing standardization of systems and more scalable internal systems, such as our project control systems.

2007 Private Placement
On May 31, 2007, we completed the sale of 20,949,216 shares of our common stock at a sale price of $13.50 per share to qualified institutional buyers, non-U.S. persons and accredited investors and repurchased and retired all of our outstanding preferred stock and 16,053,816 shares of our common stock from our former principal stockholders using approximately $242.0 million of the net proceeds, which resulted in a net increase in shares outstanding of 4,895,400 shares.

The 2007 Private Placement is more fully described in Note 3 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in more detail in Note 1 of the Notes to Consolidated Financial Statements; we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition
We enter into construction contracts principally on the basis of competitive bids. Although the terms of our contracts vary considerably, most are made on a fixed price basis. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage-of-completion for construction contracts is measured principally by the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We generally consider contracts substantially complete upon departure from the construction site and acceptance by the customer.

Our most significant cost drivers are the cost of labor, cost of equipment, cost of materials and the cost of casualty and health insurance. These costs may vary from the costs we estimated. Variations from estimated contract costs along with other risks inherent in fixed price contracts may result in actual revenue and gross profits differing from those we estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited by the relatively short duration of the fixed price contracts we undertake and our management’s experience in estimating contract costs.  We provide for contract losses in their entirety in the period they become known, without regard to the percentage of completion.

Long-Lived Assets
Fixed assets are carried at cost and are depreciated over their estimated useful lives, ranging from one to thirty years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of all long-lived assets is evaluated periodically in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to determine if adjustment to the depreciation period or the carrying value is warranted. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets to determine if write-down is appropriate. If we identify impairment, we will report a loss to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

Goodwill
We evaluate goodwill for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Included in this evaluation are certain assumptions and estimates to determine fair value of reporting units such as estimates of future cash flows, discount rates as well as assumptions and estimates related to valuation of other identifiable intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our company could materially impact our results of operations or financial position. As of December 31, 2007, goodwill was $2.5 million and no impairment loss was recorded during the year.

Income Taxes
We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” and other applicable authoritative pronouncements.  We evaluate valuation allowances for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowance includes estimates of future taxable income. In our assessment of our deferred tax assets at December 31, 2007, we considered that it was more likely than not that all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We account for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which we adopted on January 1, 2007. The implementation of FIN 48 required us to make subjective assumptions and judgments regarding income tax exposure. Interpretations of and guidance surrounding income tax laws and regulations change over time, and these may change our subjective assumptions, which in turn, may affect amounts recognized in the condensed consolidated balance sheets and statements of income.

Insurance Matters, Litigation, Claims and Contingencies
We maintain insurance coverage for our business and operations.  Insurance related to property, equipment, automobile, general liability and a portion of workers’ compensation is provided through traditional policies, subject to a deductible.  A portion of our workers’ compensation exposure is covered through a mutual association, which is subject to supplemental calls.

We have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs.  In accordance with SFAS No. 5 “Accounting for Contingencies”, losses on these policies up to the deductible amounts are accrued in our Consolidated Balance Sheets based on known claims incurred and an estimate of claims incurred but not yet reported.  The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss.   We include any adjustments to such reserves in our consolidated results of operations.

Recent Developments
On February 29, 2008, a newly-formed, wholly-owned subsidiary of the Company concurrently entered into an Asset Purchase Agreement to purchase substantially all of the assets (excepting certain current assets) of Orlando, Florida-based Subaqueous Services, Inc., for a purchase price of $35 million (the “SSI Transaction”).  The SSI Transaction is discussed in further detail in Note 19 in the Notes to Consolidated Financial Statements.

Consolidated Results of Operations

Current Year—Year Ended December 31, 2007 compared with Year Ended December 31, 2006
The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2007		2006
	Amount	Percent	Amount	Percent

Contract revenues	$210,360	100.0%	$183,278	100.0%
Cost of contract revenues	159,927	76.0%	144,741	79.0%
Gross profit	50,433	24.0%	38,537	21.0%
Selling, general and administrative expenses	22,985	10.9%	17,425	9.5%
Operating income	27,448	13.1%	21,112	11.5%
Other (income) expense
Interest (income) expense, net	(90)	0.0%	1,755	1.0%
Other income, net	(39)	0.0%	(86)	0.0%
Other (income) expense, net	(129)	-0.0%	1,669	1.0%
Income before income taxes	27,577	13.1%	19,443	10.5%
Income tax expense	10,178	4.8%	7,040	3.8%
Net income	$17,399	8.3%	$12,403	6.7%

Contract Revenues.  Total revenue increased $27.1 million or 14.8%, from $183.3 million for the year ended December 31, 2006 to $210.4 million for the year ended December 31, 2007.   The increase in revenue was due to the progress schedules and rate of completion of the contracts in progress in 2007, which is driven by the size, composition and scope of the projects during the year.    Revenues generated by local government agencies and the private sector increased by a substantial 44% in 2007 as compared with 2006.  However, revenues generated from federal agencies decreased by 14% in 2007 as compared with 2006 due to funding constraints on the Corps of Engineers, which reduced the availability of work in that sector.  During 2007, we began and are continuing construction of a causeway in Florida, and we completed a cruise dock terminal facility in Texas.  Other projects of significance in 2007 include work on container terminals in Texas and Louisiana, a shoreline protection project in Louisiana and a bridge replacement in Florida.
 .
Gross Profit.  Gross profit increased $11.9 million or 30.9% in 2007 as compared with 2006, and gross margin improved from 21.0% to 24%.  We achieved these increases in profit and margin through productivity gains on labor and a reduction in subcontracting costs to 10% of total costs compared with 14% of total costs in the same period last year, reflecting our self-performance of more of the work on contracts during the year.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased $5.6 million or 31.9% in 2007 compared with 2006. The increase was due to one-time payments of bonuses and incentives to key employees upon the successful consummation of the common stock offering in May 2007, which totaled approximately $2.6 million.  In addition, salaries and benefits increased by $1.1 million driven by increases in headcount, realignment of our incentive programs, increases in our current estimate under our self-insurance plans and to increases in our stock-based compensation expense.

Other (Income) Expense, Net. The decrease was primarily due to a reduction in interest expense in 2007, resulting from the repayment of debt in the current year.  In addition, we generated interest income from cash received on the proceeds of our sale of common stock in May 2007.

Income Tax Expense.  Our effective tax rate of 36.9% was comparable to the prior year rate of 36.2%.

Prior Year – Year Ended December 31, 2006 compared with Year Ended December 31, 2005
The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2006		2005
	Amount	Percent	Amount	Percent

Contract revenues	$183,278	100.0%	$167,315	100.0%
Cost of contract revenues	144,741	79.0	145,740	87.1
Gross profit	38,537	21.0	21,575	12.9
Selling, general and administrative expenses	17,425	9.5	10,685	6.4
Operating income	21,112	11.5	10,890	6.5
Other (income) expense
Interest expense, net	1,755	1.0	2,179	1.3
Other income, net	(86)	0.0	(405)	0.2
Other expense, net	1,669	1.0	1,774	1.1
Income before income taxes	19,443	10.5	9,116	5.4
Income tax expense	7,040	3.8	3,805	2.3
Net income	$12,403	6.7%	$5,311	3.2%

Contract Revenues.  Total revenue increased $16.0 million or 9.6%, from $167.3 million for the year ended December 31, 2005 to $183.3 million for the year ended December 31, 2006. The increase in revenue was primarily due to an increase in demand for dredging services by the Corps of Engineers as well as an overall increase in service volume as a result of management’s continuous effort to expand our business within our existing and new markets. In addition, we recognized approximately $10.3 million in revenue from projects acquired in connection with our acquisition of F. Miller and Sons LLC in September 2006.

Gross Profit.  Total gross profit increased $16.9 million or 78.2% from $21.6 million for the year ended December 31, 2005 to $38.5 million for the year ended December 31, 2006. Gross margin increased from 12.9% for the year ended December 31, 2005 to 21.0% for the year ended December 31, 2006. The increase in gross margin was primarily due to the increase in dredging services, which historically have had a higher gross profit margin, as well and improved margins on projects in Florida and the Caribbean Basin as a result of higher productivity and favorable results relative to planned contingencies. In addition, gross margins in 2005 were lower due to disruptions in work schedules due to the active hurricane season.  These factors resulted in a decrease in the amount of work that was performed by subcontractors, which is typically performed at lower margins, a decrease in the cost for direct materials, which we typically do not mark up as much as our other costs, and an improvement in the utilization of our equipment.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased $6.7 million or 62.6% from $10.7 million for the year ended December 31, 2005 to $17.4 million for the year ended December 31, 2006. Selling, general and administrative expenses as a percentage of revenue increased from 6.4% for the year ended December 31, 2005 to 9.5% for the year ended December 31, 2006. The increase was primarily due to a $7.1 million increase in salaries and benefits driven by an increase in discretionary bonuses, a $0.3 million increase in insurance expense, a $0.1 million increase in utilities expense, a $0.1 million increase in office rent expense and a $0.2 million increase in audit fees.

Other Expense, Net.  Other expense, net of other income decreased $0.1 million or 5.6% from $1.8 million for the year ended December 31, 2005 to $1.7 million for the year ended December 31, 2006. The decrease was primarily due to a decrease in net interest expense attributable to an increase in interest income as result of the increase in cash on hand.

Income Tax Expense.  Our effective tax rate decreased to 36.2% in 2006 from 41.7% in 2005 due primarily to a reduction in our blended state tax rate due to a change in our mix of revenues from certain states and permanent book tax differences.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investing in capital expenditures and strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility. As of December 31, 2007, we had paid our debt facility in full and we had available cash of $12.6 million. At December 31, 2006, our net indebtedness, which is comprised of total debt less cash, was $6.4 million. During the second quarter of 2007, we completed an offering of our common stock to investors, which added to our cash position. In addition, we increased operating margins and efficiently managed working capital. As a result of the offering, our operating performance and cash management, we generated sufficient funds from operations to support our cash demands and substantially reduced our debt. We expect to meet our future internal liquidity and working capital needs from funds generated in our operating activities for at least the next 12 months.

As of December 31, 2007, our working capital was $32.5 million compared to $13.0 million at December 31, 2006. The increase of $19.5 million in working capital was primarily due to:

•	An increase in accounts receivable of $11.3 million, resulting from the higher revenues generated in 2007;
•	Repayment of debt using the proceeds we received in the 2007 Private Placement;
•
Reduction in billings in excess of costs and estimated earnings on uncompleted contracts reflecting timing of billings to customers and the utilization of funds we received for such contract items as mobilization.

 Fluctuations in working capital result from normal increases and decreases relative to our operational activity. As of December 31, 2007, we had cash on hand and availability under our revolving credit facility of $20.4 million.

The following table provides information regarding our cash flows and our capital expenditures for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$10,092	$32,475	$11,618
Investing activities.	(9,463)	(11,987)	(5,431)
Financing activities	(6,606)	(9,572)	(6,244)
Capital expenditures (included in investing activities above)	11,433	11,931	9,149

Operating Activities.    Fluctuations in cash generated by operating activities are generally the result of timing differences related to the nature and volume of contracts in any given year.  In 2007, our accounts receivable balances increased approximately $11.3 million compared with 2006 levels, of which $1.8 million was attributable to retentions held until project completion.  The balance of $8.2 million was due to our higher volume in 2007.  In addition, accounts payable balances increased by $4.6 million in 2007 as compared with 2006, generally related to the timing of payments to vendors.   In 2006, we benefited from the collection of receivable balances and we increased our liability related to the receipt of progress payment on certain projects.

Investing Activities.  Investing activities by the Company primarily reflect the purchase of capital equipment to support our construction activities as well as major maintenance and upgrades of our existing fleet and construction equipment.  In 2006, we upgraded a dredge to enhance our dredging capabilities.  In 2007, our capital expenditures were slightly below 2006 levels; in addition, in 2007 we generated cash of approximately $2.0 million through the sale of non-essential equipment.

Financing Activities.  In 2005 and 2006, cash used in financing activities reflected the principal reductions on debt incurred in 2004 resulting from the acquisition of Orion Marine Group, Inc. by our former principal stockholders.  In 2007, net proceeds from the sale of our common stock totaled approximately $18.5 million, which we used to repay our debt facility.

Sources of Capital

In addition to our cash balances and cash provided by operations, we have a credit facility available to us to finance capital expenditures and working capital needs.

On July 10, 2007, following the significant reduction of our debt in May 2007 utilizing the proceeds from our stock offering, we restated our credit agreement with our existing lenders. Debt under the new credit facility includes the balance on the old credit facility of $3.1 million, which will was repaid in full at December 31, 2007. In addition, the Company may borrow up to $25 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit. At the discretion of our lenders, either the acquisition term loan facility or the revolving line of credit may be increased by $25 million through an accordion facility. The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.

As of December 31, 2007, no amounts had been drawn under the acquisition term loan facility or the revolving line of credit. On February 29, 2008, we drew $25 million from the acquisition term loan facility and $10 million from the accordion facility for the purchase of substantially all of the assets of Subaqueous Services, Inc. as described in Note 19 to the Notes to Consolidated Financial Statements.  All provisions under the credit facility mature on September 30, 2010.

For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable. For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.

The credit facility requires us to maintain certain financial ratios and places other restrictions on us as to our ability to incur additional debt, pay dividends, advance loans and other actions. The credit facility is secured by the accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries. At December 31, 2007, we were in compliance with all financial covenants.

Bonding Capacity

At December 31, 2007, we had adequate surety bonding capacity under our surety agreement with Liberty. Our ability to access this bonding capacity is at the sole discretion of our surety provider and is subject to certain other limitations such as limits on the size of any individual bond and restrictions on the total amount of bonds that can be issued in a given month. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety provider. In addition, to access the remaining available bonding capacity, Liberty may require us to post additional collateral.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel. Because the typical duration of a project is between three to nine months we do not believe inflation has had a material impact on our operations.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2007:

			Payment Due by Period
	Total		< 1 year		1-3 years		3-5 years		> 5 years
	(in thousands)
Long-term debt obligations	$	---	$	---	$	---	$	---	$	---
Operating lease obligations		3,732		1,467		1,372		437		456
Purchase obligations (1)		67		67		---		---		---
Total		$3,799		$1,534		$1,372		$437		$456

(1)
Purchase obligations include future cash payments pursuant to an outstanding licensing agreement for certain software. Commitments pursuant to other purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

Our obligations for interest are not included in the table above as these amounts vary according to the levels of debt outstanding at any time. Interest on our revolving line of credit is paid monthly and fluctuates with the balances outstanding during the year, as well as with fluctuations in interest rates.

To manage risks of changes in the material prices and subcontracting costs used in tendering bids for construction contracts, we obtain firm quotations from our suppliers and subcontractors before submitting a bid. These quotations do not include any quantity guarantees, and we have no obligation for materials or subcontract services beyond those required to complete the contracts that we are awarded for which quotations have been provided.

New Accounting Pronouncements

SFAS 157. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (FSP) to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The FSP will also amend SFAS 157 to exclude SFAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements. The FSP is expected to be issued in the near future. We have determined that the adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS 159. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. We have elected not to adopt the provisions of SFAS 159 at this time.

EITF 06-11.In June 2007, the FASB ratified EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  We do not believe adoption of this standard will have an impact on our financial position and results of operations.

SFAS 141R. In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact the Company if we elect to enter into a business combination subsequent to December 31, 2008.

SFAS 160. In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We do not believe that the adoption of SFAS 160 would have a material effect on our consolidated financial position, results of operations and cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management is actively involved in monitoring our exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes interest rate risk on our outstanding borrowings under our floating rate credit agreement and to fluctuations in commodity prices primarily for steel products and fuel. Commodity price risks may have an impact on our results of operations due to the fixed nature of many of our contracts.

As of December 31, 2007, we had no outstanding debt on our credit facility; however, there were letters of credit issued in the amount of $692,000 which lower the amount available to us on the revolving facility to approximately $7.8 million. If the variable interest rates on our outstanding debt were to increase by 1%, corresponding interest expenses would not have significantly increased for the years ended December 31, 2007, 2006 and 2005.

Item 8.                                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Additionally, a two-year Summary of Selected Quarterly Financial Data (unaudited) is included in “Selected Quarterly Financial Data” under Item 6Selected Financial Data.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective at December 31, 2007 to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and communicated to Company management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION
None

PART III

Certain information required by Part III is omitted from this Report.  We will file our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2008 (the “Proxy Statement”) pursuant to regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included therein is incorporated by reference herein.

Item 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	63	Chairman of the Board	2007
J. Michael Pearson	60	President, Chief Executive Officer and Director	2006
Thomas N. Amonett	64	Director	2007
Austin J. Shanfelter	50	Director	2007
Gene Stoever	69	Director	2007
Mark R. Stauffer	45	Executive Vice President and Chief Financial Officer	1999
Elliott J. Kennedy	53	Executive Vice President	1994
James L. Rose	43	Executive Vice President	2005
J. Cabell Acree, III	48	Vice President, General Counsel and Secretary	2007

Code of Ethics
We have adopted a code of ethics for our chief executive, chief financial and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full text of the codes of ethics and corporate governance guidelines is available at our website www.orionmarinegroup.com. Although we have never done so, in the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Commission rules, we will disclose such amendment or waiver and the reasons therefore on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Orion Marine Group, Inc. 12550 Fuqua, Houston, Texas 77034, Attention: Corporate Secretary.

Corporate Governance
The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 11.                                EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
 The information required by this item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year. The information required by Item 201(d) of Regulation S-K is submitted in a separate section of this Form 10-K. See Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, above.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

PART IV

Item 15.                                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:

1.           Financial Statements
The Company’s Consolidated Financial Statements at December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.           Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2007 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II – Schedule of Valuation and Qualifying Accounts

3.           Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.
Except as noted below, all incorporate exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 20, 2007, as subsequently amended.

Exhibit
Number			Description

**	2.1		Asset Purchase Agreement dated February 29, 2008, by and between OMGI Sub, LLC and Orion Marine Group, Inc., on the one hand, and Subaqueous Services, Inc. and Lance Young, on the other hand
	3.1		Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc.
	3.2		Amended and Restated Bylaws of Orion Marine Group, Inc.
	4.1		Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007
	5.1		Opinion of Vinson & Elkins LLP*
	10.1		Loan Agreement, dated as of July 10, 2007, between Orion Marine Group, Inc. and Amegy Bank National Association
**	10	.1.1	First Amendment to Loan Agreement dated February 29, 2008, among Orion Marine Group, Inc., and Amegy Bank National Association, a national banking association, as agent
	10.2		Purchase/Placement Agreement dated May 9, 2007 between Orion Marine Group, Inc. and Friedman, Billings, Ramsey & Co., Inc.
	10.3		Amended & Restated Redemption Agreement dated May 7, 2007
	10.4		Lease dated September 13, 2006, by and between F. Miller Construction, LLC and Joe T. Miller Sr.
	10.5		Lease dated September 28, 2006, by and between Southpoint Square I, Ltd. and Misener Marine Construction, Inc.
	10.6		Lease dated June 23, 1997, by and between the City of Port Lavaca, Texas and King Fisher Marine Service, Inc.
	10.7		Land Sublease Agreement dated May 1, 2007, by and between Signet Maritime Corporation and Orion Construction, L.P.
	10.8		2005 Stock Incentive Plan
	10.9		Form of Stock Option Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Stock Option
	10.10		Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Restricted Stock
	10.11		Orion Marine Group, Inc. Long Term Incentive Plan
	10.12		Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan
	10.13		Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock
	10.14		Executive Incentive Plan Document Fiscal Year 2007
	10.15		Subsidiary Incentive Plan
	10.16		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and J. Michael Pearson
	10.17		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Mark Stauffer
	10.18		Employment Agreement , dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Elliott Kennedy
	10.19		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Jim Rose
	10.20		Employment Agreement, dated as of August 13, 2007, by and between Orion Marine Group, Inc. and J. Cabell Acree, III
**	10.21		Lease Agreement dated February 29, 2008, between OMGI Sub, LLC and Hill Street, LLC
*	21.1		List of Subsidiaries
*	23.1		Consent of Independent Registered Public Accounting Firm
	24.1		Power of Attorney
*	31.1		Certification of CEO pursuant to Section 302
*	31.2		Certification of CFO pursuant to Section 302
*	32.1		Certification of CEO pursuant to Section 906
*	32.2		Certification of CFO pursuant to Sectoin 906

*	Filed herewith

**	Incorporated by reference to the Company’s report on Form 8K filed with the SEC on March 4, 2008
(b)	Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION MARINE GROUP, INC.

Date: March 19, 2008	By:	/s/ J. Michael Pearson
J. Michael Pearson President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

President and Chief
/s/ J. Michael Pearson	Executive Officer and	March 19, 2008
J. Michael Pearson	Director

/s/ Mark R. Stauffer	Chief Financial Officer	March 19, 2008
Mark R. Stauffer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	March 19, 2008
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	March 19, 2008
Thomas N. Amonett

/s/ Austin J. Shanfelter	Director	March 19, 2008
Austin J. Shanfelter

/s/ Gene Stoever	Director	March 19, 2008
Gene Stoever

ORION MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

December 31, 2007

F1

ORION MARINE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Report of Independent Registered Public Accounting Firm	F3
Consolidated Balance Sheets at December 31, 2007 and 2006	F4
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	F5
Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2007	F6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F7
Notes to Consolidated Financial Statements	F8

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.
Houston, TX

We have audited the accompanying consolidated balance sheets of Orion Marine Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orion Marine Group, Inc. and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Houston, Texas
March 14, 2008

F3

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(In thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,584	$18,561
Accounts receivable:
Trade, net of allowance of $500 and 500, respectively	30,832	22,253
Retainage	7,620	4,514
Other	1,345	432
Inventory	646	526
Deferred tax asset	551	559
Costs and estimated earnings in excess of billings on uncompleted contracts	7,676	2,136
Prepaid expenses and other	293	217
Total current assets	61,547	49,198
Accounts receivable – long term retainage	--	1,306
Property and equipment, net	68,746	71,334
Goodwill	2,481	2,481
Other assets	760	753
Total assets	$133,534	$125,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$--	$5,810
Accounts payable:
Trade	11,139	6,099
Retainage	678	1,114
Related party	--	45
Accrued liabilities	7,546	10,632
Taxes payable	2,324	330
Billings in excess of costs and estimated earnings on uncompleted contracts	7,408	12,198
Total current liabilities	29,095	36,228
Long-term debt, less current portion	--	19,190
Deferred income taxes	13,928	15,934
Deferred revenue	427	481
Total liabilities	43,450	71,833
Commitments and contingencies
Stockholders’ equity:
Preferred stock-- $0.01 par value, 35,000 shares authorized, $1,000 per
liquidation preference, 0 and 35,000 issued	--	--
Common stock -- $0.01 par value, 50,000,000 authorized, 21,565,324
and 16,730,942 issued; 21,565,324 and 16,630,045 outstanding	216	167
Treasury stock, 0 and 100,897 shares at cost	--	(24)
Additional paid-in capital	54,336	34,963
Retained earnings	35,532	18,133
Total stockholders’ equity	90,084	53,239
Total liabilities and stockholders’ equity	$133,534	$125,072
The accompanying notes are an integral part of these consolidated financial statements

F4

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2007	2006	2005
Contract revenues	$210,360	$183,278	$167,315
Costs of contract revenues	159,927	144,741	145,740
Gross profit	50,433	38,537	21,575
Selling, general and administrative expenses	22,985	17,425	10,685
	27,448	21,112	10,890
Other (income) expense
Interest expense, net	(90)	1,755	2,179
Other income	(39)	(86)	(405)
Other (income) expense, net	(129)	1,669	1,774
Income before income taxes	27,577	19,443	9,116
Income tax expense	10,178	7,040	3,805
Net income	$17,399	$12,403	$5,311

Net income	$17,399	$12,403	$5,311
Preferred dividends	782	2,100	2,100
Earnings available to common stockholders	$16,617	$10,303	$3,211

Basic earnings per share	$0.86	$0.65	$0.20
Diluted earnings per share	$0.83	$0.63	$0.20
Shares used to compute earnings per share
Basic	19,400,942	15,872,360	15,706,960
Diluted	19,976,317	16,407,250	16,135,211

The accompanying notes are an integral part of these consolidated financial statements

F5

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share information)

							Additional
	Preferred stock Shares Amount		Common stock Shares Amount		Treasury stock Shares Amount		Paid-in capital	Retained earnings	Total

Balance, January 1, 2005	35,000	--	15,695,068	--	--	--	$35,000	419	$35,419
Stock split				157			(157)
Issuance of stock awards			1,035,874	10			(10)
Net income	--	--	--	--	--	--	--	5,311	5,311
Balance, December 31, 2005	35,000	--	16,730,942	167	--	--	34,833	5,730	40,730
Purchase of treasury stock					(100,897)	(24)			(24)
Stock-based compensation							130		130
Net income	--	--	--	--	--	--	--	12,403	12,403
Balance, December 31, 2006	35,000	--	16,730,942	167	(100,897)	(24)	34,963	18,133	53,239
Forfeit unvested restricted stock					(8,969)	--			--
Stock-based compensation							501		501
Liquidation of preferred stock	(35,000)	--					(40,431)		(40,431)
Exercise of stock options			22,422	--			48		48
Proceeds from sale of common stock, net of expenses			20,839,350	210	109,866	24	260,292		260,526
Redemption and cancellation of common shares			(16,053,816)	(161)			(201,394)		(201,555)
Issuance of restricted stock			26,426	--			357		357
Net income	--	-	--	--	--	--	--	17,399	17,399
Balance, December 31, 2007	--	$-	21,565,324	$216	--	$--	$54,336	$35,532	$90,084

The accompanying notes are an integral part of this consolidated financial statement

F6

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share information)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$17,399	$12,403	$5,311
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	12,384	11,634	10,865
Deferred financing cost amortization	208	171	171
Non-cash interest expense	86	87	65
Bad debt expense	--	500	--
Deferred income taxes	(1,998)	(1,333)	(1,175)
Stock-based compensation	858	130	--
Gain on sale of property and equipment	(333)	(69)	(642)
Change in operating assets and liabilities:
Accounts receivable	(11,292)	1,339	(8,151)
Income tax receivable	--	914	(839)
Inventory	(120)	32	(32)
Prepaid expenses and other	(183)	(24)	54
Costs and estimated earnings in excess of billings
on uncompleted contracts	(5,540)	2,261	3,488
Accounts payable	4,559	(5,248)	1,076
Accrued liabilities	(3,086)	5,077	2,039
Income tax payable	1,994	330	--
Billings in excess of costs and estimated earnings
on uncompleted contracts	(4,790)	4,325	(1,147)
Deferred revenue	(54)	(54)	535
Net cash provided by operating activities	10,092	32,475	11,618
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,970	438	3,718
Purchase of property and equipment	(11,433)	(11,931)	(9,149)
Acquisition of business (net of cash acquired)	--	(494)	-
Net cash used in investing activities	(9,463)	(11,987)	(5,431)
Cash flows from financing activities:
Increase in loan costs	(194)	--	(303)
Payments on long-term debt	(25,000)	(9,548)	(5,941)
Purchase of treasury stock	--	(24)	--
Exercise of stock options	48	--	--
Payment of accumulated preferred dividends and liquidation of preferred stock	(40,431)	--	--
Proceeds from the sale of common stock	260,526	--	--
Redemption of common stock	(201,555)	--	--
Net cash used in financing activities	(6,606)	(9,572)	(6,244)
Net change in cash and cash equivalents	(5,977)	10,916	(57)
Cash and cash equivalents at beginning of period	18,561	7,645	7,702
Cash and cash equivalents at end of period	$12,584	$18,561	$7,645
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$927	$2,848	$2,146
Taxes, net of refunds	$9,835	$7,127	$6,330

The accompanying notes are an integral part of these consolidated financial statements

F7

ORION MARINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Tabular Amounts in 000’s, Except for Share and per Share Amounts)

1.            Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc. and its subsidiaries (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipelines; mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

Basis of Presentation

These Consolidated Financial Statements include the accounts of the parent company, Orion Marine Group, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented have been included and are of a normal recurring nature.

On May 17, 2007, the Company completed the sale of 17,638,999 shares of its common stock and on May 31, 2007 the Company completed the sale of a further 3,310,197 shares of its common stock in an over allotment (collectively, the “Transaction’).  See Note 3 to the Consolidated Financial Statements for further discussion of the Transaction.  On April 9, 2007, the Company authorized a 2.23 for one reverse split of its then Class B common shares, which became effective upon the closing of the Transaction, when all of its then Class A shares were redeemed and retired, with the result that the Company’s certificate of incorporation was modified to change Class A shares to preferred and Class B shares to common..  All references to the number of shares and per share amounts in the Consolidated Financial Statements have been adjusted retroactively for all periods presented to reflect the common share stock split.

2.           Summary of Accounting Principles

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management must apply significant judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of the business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectability of contract receivables and claims, the depreciable lives of and future cash flows to be provided by our equipment and long-lived assets, the amortization period of maintenance and repairs for dry-docking activity, estimates for the number and magnitude of self-insurance reserves needed for potential medical claims and certain workers’ compensation obligations, judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. The Company reviews all significant estimates on a recurring basis and records the effect of any necessary adjustments prior to publication of its financial statements. Adjustments made with respect to the use of estimates relate to improved information not previously available. Because of the inherent uncertainties in this process, actual results could differ from these estimates.

F8

Revenue Recognition

The Company records revenue on construction contracts for financial statement purposes on the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. The Company follows the guidance of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction—Type and Certain Production—Type Contracts, for its accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders and unapproved claims. Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Unapproved claims are recognized only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. The Company records revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent we believe related collection is probable and includes no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The current asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed, which management believes will be billed and collected within one year of the completion of the contract. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, which did not exceed $10,625 in 2007.

Risk Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable.

The Company’s primary customers are governmental agencies in the United States. The Company depends on its ability to continue to obtain federal, state and local governmental contracts, and indirectly, on the amount of funding available to these agencies for new and current governmental projects. Therefore, the Company’s operations can be influenced by the level and timing of government funding.

F9

The following table represents concentrations of receivables (trade and retainage) at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	A/R	%	A/R	%
Federal Government	$4,522	12%	$1,880	7%
State Governments	1,936	5%	1,647	6%
Local Municipalities	10,592	27%	13,426	48%
Private Companies	21,402	56%	11,120	39%
	$38,452	100%	$28,073	100%

At December 31, 2007, no single customer accounted for more than 10% of total receivables.  At December 31, 2006, one customer had a balance representing 13% of the Company’s total receivables.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2007 and 2006. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. At December 31, 2007 and December 31, 2006, the Company had an allowance for doubtful accounts of $500,000 and $500,000, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at December 31, 2007 totaled $7.6 million, of which $1.5 million is expected to be collected beyond 2008.  Retention at December 31, 2006 totaled $5.8 million.

The Company negotiates change orders and unapproved claims with its customers. In particular, unsuccessful negotiations of unapproved claims could result in the settlement or collection of a receivable at an amount that is less than its carrying value, which would result in the recording of a loss. Successful claims negotiations could result in the recovery of previously recorded losses. Significant losses on receivables would adversely affect the Company’s financial position, results of operations and overall liquidity.

Inventory

Inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost or market using historical average cost. Where shipping and handling costs are incurred by us, these charges are included in inventory and charged to cost of contract revenue upon use.

F10

Property and Equipment

Property and equipment are recorded at cost. Ordinary maintenance and repairs that do not improve or extend the useful life of the asset are expensed as incurred.  Major renewals and betterments of equipment are capitalized and depreciated generally over three to seven years until the next scheduled maintenance.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Automobiles and trucks	3 to 5 years
Buildings and improvements	5 to 30 years
Construction equipment	3 to 15 years
Vessels and dredges	1 to 15 years
Office equipment	1 to 5 years

Dry-docking activities and costs are capitalized and amortized on the straight-line method over a period ranging from three to 15 years until the next scheduled dry-docking.  Dry-docking activities include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel.  Amortization related to dry-docking activities is included as a component of depreciation.  These activities and the related amortization periods are periodically reviewed to determine if the estimates are accurate.  If warranted, a significant upgrade of equipment may result in a revision to the useful life of the asset, in which case, the change is accounted for prospectively.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. No property and equipment were held for sale at December 31, 2007 and December 31, 2006.

Goodwill and Other Intangible Assets

Goodwill
Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill is tested for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets, on an annual basis in the fourth quarter of each year. Additionally, goodwill will be tested in the interim if events and circumstances indicate that goodwill may be impaired. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Debt Issuance Costs
Debt issuance costs paid in connection with new loan facilities are included in other assets and are amortized ratably over the scheduled maturity of the debt.   The table below presents loan cost amortization for each of the three years ended December 31, 2007, 2006 and 2005.
	Year ended December 31,
	2007	2006	2005
Loan costs	1,028,424	1,028,424	985,776
Additions	194,047	--	42,648
Total loan costs	1,222,471	1,028,424	1,028,424

Accumulated amortization	(383,962)	(212,107)	(41,076)
Current year amortization	(207,557)	(171,855)	(171,031)
Total accumulated amortization.	(591,519)	(383,962)	(212,107)

Net loan costs, end of year.	$630,952	$644,462	$816,317

F11

Loan costs are amortized over the scheduled maturity of the Company’s debt facility (September 30, 2010) as follows:
Year
2008	$229,437
2009	$229,437
2010	$172,080

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.  Among its provisions, SFAS No. 123(R) requires the Company to recognize compensation expense for equity awards over the vesting period based on the fair value of these awards at the date of grant.  The computed fair value of these awards is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. See Note 10 to the Consolidated Financial Statements for further discussion of the Company’s stock-based compensation plan.

Income Taxes

The Company records income taxes based upon SFAS No. 109, Accounting for Income Taxes, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against any deferred tax asset. The current provision for income tax is based upon the current tax laws and the Company’s interpretation of these laws, as well as the probable outcomes of any tax audits. The value of any net deferred tax asset depends upon estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that the Company does not expect to realize. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting the Company’s financial position and results of operations. The Company computes deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), which it adopted on January 1, 2007. The implementation of FIN 48 required the Company to make subjective assumptions and judgments regarding income tax exposure. Interpretations of and guidance surrounding income tax laws and regulations change over time, and these may change the Company’s subjective assumptions, which in turn, affect amounts recognized in the condensed consolidated balance sheets and statements of income. Adoption of FIN 48 is described more fully in Note 11.

F12

Fair Values of Financial Instruments

At December 31, 2007 and December 31, 2006, the carrying amounts of the Company’s cash and cash equivalents, receivables, and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of the Company’s floating-rate debt approximated its fair value at December 31, 2006 as such instrument bore short-term, market-based interest rates.

Self-Insurance

The Company maintains insurance coverage for its business and operations.  Insurance related to property, equipment, automobile, general liability, and a portion of workers' compensation is provided through traditional policies, subject to a deductible.  A portion of the Company's workers’ compensation exposure is covered through a mutual association, which is subject to supplemental calls.

The Company maintains two levels of excess loss insurance coverage, $20 million in excess of primary coverage and $10 million in excess of the $20 million, which excess loss coverage responds to all of the Company’s insurance policies other than a portion of its Workers’ Compensation coverage and employee health care coverage.  The Company’s excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million.

Separately, the Company’s employee health care is provided through a trust, administered by a third party.  The Company funds the trust based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate to claims incurred but not reported.  The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss.

We believe our self insurance accruals are adequate based on the facts and circumstances known to us as of the balance sheet dates.  However, self-insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury or illness, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program.  Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

Recently Issued Accounting Pronouncements

SFAS 157. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (FSP) to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The FSP will also amend SFAS 157 to exclude SFAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements. The FSP is expected to be issued in the near future. We have determined that the adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS 159. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. We have elected not to adopt the provisions of SFAS 159 at this time.

F13

EITF 06-11.In June 2007, the FASB ratified EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.  We do not believe adoption of this standard will have an impact on our financial position and results of operations.

SFAS 141R. In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations,” to increase the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations” but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is to be applied prospectively. Early adoption is prohibited. SFAS 141R will impact the Company if we elect to enter into a business combination subsequent to December 31, 2008.

SFAS 160. In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We do not believe that the adoption of SFAS 160 would have a material effect on our consolidated financial position, results of operations and cash flows.

3.  Private Placement Offering

On May 17, 2007, the Company completed the sale of 17,500,000 shares of its common stock and an additional 138,999 shares in an Over-Allotment offering (the “Transaction”). Immediately prior to the sale of the common stock, the Company’s certificate of incorporation was amended whereby all Class A common stock was converted into preferred stock and the Class B common stock was converted into common stock and each 2.23 outstanding shares of common stock was combined into one outstanding share of common stock.  In accordance with SFAS 128 – Earnings Per Share, all per share information and share and per-share information related to our equity compensation plans has been adjusted retroactively for all periods presented herein to reflect the reverse stock split.

F14

In connection with the Transaction, the Company entered into employment agreements and transaction bonus agreements with its executive officers and certain key employees. Under the agreements, the Company granted 26,426 shares of common stock, granted options to acquire 327,357 shares of common stock, and made cash payments totaling $2.2 million. In addition, the Company granted options to acquire 26,904 shares of common stock to its independent directors. On May 31, 2007, the Company sold an additional 3,310,197 shares of common stock.  From the sale of its common stock in these transactions, the Company received net proceeds of approximately $260.5 million and used approximately $242.0 million to purchase and retire all of the outstanding preferred stock and 16,053,816 shares of common stock from our former principal stockholders.

Pursuant to an agreement entered into at the end of March 2007, a related party who participated in the Transaction agreed to accelerate the vesting of his restricted stock and forfeit unvested stock options.  The agreement also provided that these shares would be redeemed in the Transaction but that the Company would hold the proceeds until the end of the term of his employment agreement (July 31, 2007), at which time he ceased to be a related party.  The proceeds were paid on July 31, 2007.

4.  Contracts in Progress

Contracts in progress are as follows at December 31, 2007 and December 31, 2006:

	2007	2006
Costs incurred on uncompleted contracts	$379,268	$180,421
Estimated earnings	131,437	43,975
	510,705	224,396
Less: Billings to date	(510,437)	(234,458)
	$268	$(10,062)
Included in the accompanying Consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts.	$7,676	$2,136
Billings in excess of costs and estimated earnings on uncompleted contracts.	(7,408)	(12,198)
	$268	$(10,062)

Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes and insurance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

5.  Property and Equipment

The following is a summary of property and equipment at December 31, 2007 and December 31, 2006:

	2007	2006
Automobiles and trucks	$1,807	$2,956
Building and improvements	12,363	11,734
Construction equipment	74,736	74,282
Dredges and dredging equipment	24,189	23,444
Office equipment	891	796
	113,986	113,212
Less: accumulated depreciation	(56,223)	(48,596)
Net book value of depreciable assets	57,763	64,616
Construction in progress	5,761	1,489
Land	5,222	5,229
	$68,746	$71,334

For the years ended December 31, 2007, 2006 and 2005 depreciation expense was $12.4 million, $11.6 million and $10.9 million, respectively.  The assets of the Company are pledged as collateral for debt obligations of which $25.0 million was outstanding at December 31, 2006. There was no debt outstanding at December 31, 2007.  The loan agreements expire in September 2010.

F15

6.  Goodwill

In October 2004, the Company’s predecessor was acquired in a purchase transaction whereby goodwill in the amount of $2.5 million was recorded.  The Company performs impairment testing in the fourth quarter of each fiscal year in accordance with SFAS 142, Goodwill and Other Intangible Assets.  No impairment resulted from the test completed in 2007.

7.  Accrued Liabilities

Accrued liabilities at December 31, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Accrued salaries, wages and benefits	$3,620	$7,028
Accrual for self-insurance liabilities	2,598	1,954
Other accrued expenses	1,328	1,650
	$7,546	$10,632
8.  Debt

The Company has a credit agreement with several participating banks.  The original credit agreement was entered into in October 2004, totaled $41.5 million and provided for a term loan and a revolving line of credit.  The agreement was amended in March 2007 to add a $25 acquisition term loan facility and an “accordion facility” by which the revolving loan or terms could be increased by up to $25 million at the discretion of the Company’s lenders.  The agreement provided for the quarterly payments of principal and interest and upon the successful completion of the sale of its common stock in May 2007, the Company prepaid all except $3.1 million of its credit facility.  The Company incurred a prepayment penalty of $17,000 in connection with the prepayment.

On July 10, 2007, the Company restated its credit agreement with its existing lenders.  Debt under the new credit facility included the balance of the old credit facility of $3.1 million, payable in three installments through March 2008.  In addition, the Company may borrow up to $25 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.  At the discretion of the Company’s lenders, either the acquisition term loan facility or the revolving line of credit may be increased by $25 million.  The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  As of December 31, 2007, no amounts had been drawn under the acquisition term loan facility or the revolving line of credit.  All provisions under the credit facility mature on September 30, 2010.  The balance on the credit facility was paid in full at December 31, 2007.

For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  The interest rate at December 31, 2007 was 6.39%.

The credit facility requires the Company to maintain certain financial ratios, including net worth, fixed charge and leverage ratios, and places other restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans and other actions.  The credit facility is secured by the accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries.  As of December 31, 2007, the Company was in compliance with all debt covenants.

F16

9.  Line of Credit

As referenced in Note 8 above, the Company has a line of credit available to it under its credit facility. Under the terms of the revolving credit agreement, the Company may borrow up to a maximum of $8.5 million, subject to a borrowing base as defined by the agreement. The Company is subject to a monthly commitment fee on the unused portion of the revolving credit agreement at a rate of 0.20% of the unused balance.

Debt covenants are calculated on the consolidated financial statements of the Company, and the Company was in compliance with debt covenants at December 31, 2007.

Under the terms of the revolving credit agreement, the Company can obtain letters of credit. Any letters of credit issued under those terms reduce the amount that the Company can borrow against its line of credit. At December 31, 2007 the Company had outstanding letters of credit of $692,000, thus reducing the balance available to the Company on the line of credit to $7.8 million. The line of credit expires on September 30, 2010.

10.  Stock-Based Compensation

In February 2005 the board of directors approved the 2005 Stock Incentive Plan (“2005 Plan”) which reserves up to 4.0 million shares of  common Stock for issuance to employees, consultants and directors. The 2005 Plan consisted of two components: restricted stock and stock options. Restricted stock and stock options are granted at the estimated fair value on the date of grant and become exercisable over a vesting period determined by the board of directors. Option terms are specified at each grant date, but are generally 10 years.

On March 27, 2007, the Company adopted the Long Term Incentive Plan (“LTIP”), which provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, or (f) any combination of such awards. The LTIP became effective upon the closing of the Transaction and reserved up to 2.0 million shares for issuance to employees and consultants.

Restricted Stock

In 2005 the Company issued 1,035,874 shares of restricted stock under the 2005 Plan. Of these awards, 17,937 shares vested immediately and the remaining shares vest 20% in the first year and at a rate of 1/60 of total shares at each month of continuous services thereafter. In 2006, the Company exercised its option to repurchase 100,897 shares of restricted stock from individuals whose employment with the Company had terminated.

As part of the Transaction more fully described in Note 3, vesting was accelerated on 213,004 shares of restricted stock which were then sold in the May common stock offering.  Vesting was also accelerated on an additional 227,206 shares of restricted stock which had been granted to certain executives as part of the May common stock offering.  In May 2007, 26,426 shares of fully vested stock were granted to certain employees of the Company upon completion of the Transaction.  Compensation related to this grant of fully vested shares in May 2007 totaled approximately $357,000.

F17

The following table summarizes the restricted stock activity under the 2005 Plan:

	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting (Years)	Aggregate Intrinsic Value
Balance, January 1, 2005	--
Granted	1,035,894	$0.02
Vested	(17,939)	$0.02
Forfeited/repurchased shares	--
Nonvested at December 31, 2005	1,017,937	$0.02
Granted	--
Vested	(312,332)	$0.02
Forfeited/repurchased shares	(100,897)	$0.02
Nonvested at December 31, 2006	604,708	$0.02
Granted	26,426	$13.50
Vested	(520,142)	$0.71
Forfeited/repurchased shares	(8,969)	$0.02
Nonvested at December 31, 2007	102,024	$0.02	2.22	$ 1,528

Vested at December 31, 2007 and expected to vest	614,087	$0.60	2.24	$ 8,841

Stock Options

In 2006 the Company issued 443,946 options under the 2005 Plan. The shares vest 20% in the first year and at a rate of 1/60 of total shares at each month of continuous service thereafter. Under FAS 123(R), the estimated fair value of these options on the date of grant was $376,000. As part of the Transaction in May 2007, 89,686 options were forfeited, 22,422 were exercised and vesting was accelerated on 165,078 options, for additional compensation costs of $140,000.

The following table summarizes the stock option activity under the 2005 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	--
Granted	443,959	$1.96
Exercised	--	--
Forfeited	--	--
Outstanding at December 31, 2006	443,946	$1.96
Granted	579,261	$13.79
Exercised	(22,422)	$1.96
Forfeited	(98,654)	$3.00
Outstanding at December 31, 2007	902,144	$9.44	9.23	$5,016

Vested at December 31, 2007 and expected to vest	894,047	$9.44		$4,941
Exercisable at December 31, 2007	254,336	$1.96		$3,316

The fair value of options granted in 2006 was estimated on the date of grant at $0.85 (as adjusted for the 2.23 reverse split in April 2007) using the Black-Scholes-Merton pricing model and using the following assumptions: a 6.5 year average life, 4.7 percent risk-free interest rate, zero percent expected dividend yield and 32 percent volatility. The expected term represented the period which the Company’s stock based awards were expected to be outstanding and was calculated using the simplified method. The risk free interest rate is based upon the grant-date implied yield on US Treasury zero-coupon issues with equivalent remaining terms. Volatility was calculated using an average of similar public entities within the Company’s industry. No dividends were assumed as the Company does not anticipate paying dividends in the future.

F18

The fair value of the 354,261 options granted in May 2007 was estimated on the date of grant at $5.43 using the Black-Scholes-Merton pricing model with the following assumptions:  6 year average life, 4.62% risk-free interest rate, and 32% volatility.  In August 2007, an additional 15,000 options were granted.  The fair value of these options was estimated on the date of grant at $5.55 using the Black-Scholes-Merton pricing model with the following assumptions:  6 year average life, 4.30% risk-free interest rate and 32% volatility.  In December 2007, an additional 210,000 options were granted at a fair value of $5.22 per option share on the date of grant using the Black-Scholes-Merton pricing model with the following assumptions:  6 year average life, 3.48% risk-free interest rate and 30.3% volatility.

Compensation expense related to stock option grants totaled $858,000 and $130,000 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, there was $2.7 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested stock options, which is expected to be recognized over a weighted average period of 2.69 years.

The table below summarizes the non-vested stock options:

	Number of Shares	Weighted Average Exercise Price Per Share
Nonvested at January 1, 2006
Granted	443,946	$1.96
Vested	--
Forfeited	--
Nonvested at December 31, 2006	443,946	$1.96
Granted	579,261	$13.79
Vested	(276,757)	$1.96
Forfeited	(98,654)	$3.00
Nonvested at December 31, 2007	647,809	$12.38

11.  Income Taxes

The following table presents the components of our consolidated income tax expense for each fiscal year ended December 31:

	Current	Deferred	Total
2007
U.S. Federal	$11,577	$(1,392)	$10,185
State and local	599	(606)	(7)
	$12,176	$(1,998)	$10,178

2006
U.S. Federal	$7,712	$(1,096)	$6,616
State and local	661	(237)	424
	$8,373	$(1,333)	$7,040

2005
U.S. Federal	$1,946	$1,290	$3,236
State and local	684	(115)	569
	$2,630	$1,175	$3,805

F19

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31 as follows:

	2007	2006	2005
Statutory amount (computed at 35%)	$9,652	$6,805	$3,099
State income tax, net of federal benefit	(5)	424	569
Permanent differences	(101)	(70)	71
Other (net)	632	(119)	66
Consolidated income tax provision	$10,178	$7,040	$3,805
Consolidated effective tax rate	36.9%	36.2%	41.7%

The Company’s deferred tax (assets) liabilities are as follows:

	December 31, 2007		December 31, 2006
	Current	Long-term	Current	Long-term
Assets related to:
Deferred compensation and other accrued liabilities	376		559
Intangible assets		505
Allowance for bad debt	175
Non-qualified stock options		10
Other	--	21	--	--
Total assets	551	536	559	--

Liabilities related to:
Depreciation and amortization		(14,315)		(15,248)
Deferred gain on sale of real estate		(149)		--
Other	--	--	--	(686)
Total liabilities	--	(14,464)	--	15,934
Net deferred assets (liabilities)	$551	$(13,928)	$559	$(15,934)

As reported in the balance sheet:

	December 31, 2007	December 31, 2006
As reported in the balance sheet:
Net current deferred tax assets	551	559
Net non-current deferred tax liabilities	(13,928)	(15,934)
Total net deferred tax liabilities:	$(13,377)	$(15,375)

In assessing the realizability of deferred tax assets at December 31, 2007, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income during the periods in which these temporary differences become deductible. As of December 31, 2007, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

The Company adopted FIN 48 effective January 1, 2007. Adoption of this pronouncement did not result in the recording of any uncertain tax positions. The Company does not believe that its tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to December 31, 2008.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2004, 2005, 2006 and 2007. The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2007, as the Company has not recorded any uncertain tax positions. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

F20

12.  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. On April 9, 2007, the Company authorized a 2.23 for one reverse split of the then Class B common shares, which became effective upon the closing of the Transaction at which time the Company’s certificate of incorporation was modified such that Class A shares were converted into preferred and Class B shares were converted into common shares. In accordance with SFAS No. 128, Earnings Per Share, the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the common stock split.  At December 31, 2007, 570,293 common stock equivalents were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive.  No common stock equivalents were considered anti-dilutive at December 31, 2006 or 2005.

In May 2007, all outstanding preferred (Class A) dividends were paid in full and these shares were redeemed and retired.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS for each fiscal year ended December 31:

	2007	2006	2005
Basic EPS computation:
Numerator:
Net income	$17,399	$12,403	$5,311
Preferred dividends	782	2,100	2,100
Earnings available to common stockholders	$16,617	$10,303	$3,211

Denominator:
Weighted average shares outstanding	19,657,436	16,730,934	16,383,720
Less weighted average non-vested restricted stock	256,493	858,574	676,760
Total basic weighted average shares outstanding	19,400,942	15,872,360	15,706,960
Basic earnings per share	$0.86	$0.65	$0.20
Diluted EPS computation:
Total basic weighted average shares outstanding	19,400,942	15,872,360	15,706,960
Effect of dilutive securities:
Common stock options	319,247	31,983	--
Restricted stock	256,128	502,907	428,251
Total weighted average shares outstanding assuming dilution	19,976,317	16,407,250	16,135,211
Diluted earnings per share	$0.83	$0.63	$0.20

(1)
Upon any liquidation of the Company, holders of preferred shares would have received a liquidation preference of $1,000 per share, plus 6% cumulative dividends per year. Holders were not entitled to additional payment or distribution of the earnings, assets or surplus funds of the Company upon liquidation.   The shares were converted into preferred stock, redeemed and retired in May 2007.  See Note 16.

13.   Enterprise Wide Disclosures

The Company is a heavy civil contractor specializing in marine construction.  The Company operates as a single segment, as each project has similar characteristics, includes similar services, has similar types of customers and is subject to the same regulatory environment.  The Company organizes and evaluates its financial information around each project when making operating decisions and assessing its overall performance.

The Company’s primary customers are governmental agencies in the United States.  The following table represents concentrations of revenue by type of customer for the years ended December 31, 2007, 2006 and 2005.

	2007	%	2006	%	2005	%
Federal	$37,528	18%	$43,682	24%	$28,214	17%
State	13,489	6%	29,172	16%	40,990	25%
Local	69,235	33%	59,159	32%	37,237	22%
Private	90,108	43%	51,265	28%	60,874	36%
	$210,360	100%	$183,278	100%	$167,315	100%

Revenues generated outside the United States totaled 3.9%, 7.0% and 14.2% of total revenues for the years ended 2007, 2006 and 2005, respectively.

The Company’s long-lived assets are substantially located in the United States.

Significant customers

The following customers accounted for 10% or more of contract revenues for the years ended December 31, 2007, 2006 and 2005:
	2007	2006	2005
Customer A	13%	15%	N/A
Customer B	12%	23%	13%
Customer C	N/A	10%	13%

F21

14.  Employee Benefits

All employees except the Associate Divers and Associate Tugmasters are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pretax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2007, 2006 and 2005, the Company contributed $0.8 million, $0.6 million and $0.5 million, respectively, to the plan.

15.  Commitments and Contingencies

Operating Leases

In July 2005, the Company executed a sale-leaseback transaction in which it sold an office building for $2.1 million and entered into a ten year lease agreement. The Company, at its option, can extend the lease for two additional five year terms. Scheduled increases in monthly rent are included in the lease agreement. The sale of the office building resulted in a gain of $562,000 which has been deferred and amortized over the life of the lease. The Company recognized $54,212, $54,212 and $27,102 in each of the years ending December 31, 2007, 2006 and 2005, respectively.  Rent expense under this agreement was $178,100, $164,400 and $90,597 for each of the years ending December 31, 2007, 2006 and 2005, respectively.

In 2005, the Company entered into a lease agreement for certain machinery and equipment under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2007, 2006 and 2005 was $951,000, $512,000 and $54,000, respectively.

The Company leases office space in Lake Charles, Louisiana and Tampa, Florida, yard space in Port Lavaca, Texas and field office space in Ingleside, Texas, under lease terms that range from one to three years.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows:
Amount
Year ended December 31,
2008	$1,467
2009	960
2010	412
2011	229
2012	208
Thereafter	456
$3,732

Litigation
From time to time the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business.  These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.  The Company does not believe any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows or financial condition.

The Company was named as one of a substantial number of defendants in numerous  individual claims and lawsuits brought by the residents and landowners of New Orleans, Louisiana and surrounding areas in the United States District Court for the Eastern District of Louisiana. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, (E.D. La,), which was instituted in late 2005. While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions. The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages. The Corps of Engineers has contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a recent decision (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, "Order and Reasons," March 9, 2007 (E.D. La, 2007)), we believe that we have no liability under these claims unless we deviated from our contracted scope of work on a project. In June of this year, however, the plaintiffs appealed this decision to the United States Court of Appeals for the Fifth Circuit, where the appeal is currently pending. Substantive proceedings in the appeals case have yet to commence.

F22

16.  Stockholders’ Equity

Common Stock

Prior to May 2007, the Company had a capital structure consisting of Class A and Class B Common stock.  The Class A stock was entitled to receive cumulative dividends at the annual rate of 6 percent of the original issue price. On May 17, 2007, the Company converted all Class A stock into preferred, redeemed all Class A stock and paid all outstanding dividends totaling $5.4 million.  Upon redemption the preferred stock was retired.  The Class B common stock was converted into common stock and was subject to a 1 for 2.23 exchange of outstanding shares.  The Company has authorized 50,000,000 shares of which 21,565,324 are issued and outstanding.  Common stockholders are entitled to vote and to receive dividends if declared.

Treasury Stock

During 2006, the Company repurchased 100,897 common shares that had been granted under the 2005 Plan according to the terms of the plan. The Company hired a third party consultant to provide a fair value of the common shares, which the Company used to value the repurchased shares.  During the three months ended March 31, 2007, the Company acquired 8,969 restricted shares that were forfeited under the 2005 plan.  The 109,866 shares in treasury were issued as part of the Transaction completed in May 2007.  The Company’s board of directors resolved in July 2007 to retire the 16,053,816 shares redeemed in the May Transaction.  (See Note 3)

17.  Related Party Transaction

The Company had a management services agreement with one of its former stockholders until the end of 2006. During the year ended December 31, 2006, the annual commitment under this agreement was $300,000. The agreement was amended in 2006, which eliminated the annual commitment under the agreement. The management fee expense is included in general and administrative expenses in the accompanying consolidated statement of income. This agreement was terminated upon the closing of the Transaction, as more fully described in Note 3.

The Company rented and purchased various pieces of construction equipment from a party considered to be related until July 31, 2007.  Through July 31, 2007, related party rental expense was $546,000 and was $625,000 and $300,000 in the years ended December 31, 2006 and 2005, respectively.  Through July 31, 2007, $17,000 of equipment was purchased from this former related party and during 2006, $1.6 million of assets were purchased.

18.  Acquisition of F Miller Construction

On September 13, 2006, the Company acquired substantially all of the operations of F. Miller and Sons, LLC, including its cash and accounts receivable, the majority of its equipment fleet, its outstanding contracts and the right to the name F. Miller and Sons for a total purchase price of $4.1 million (including acquisition costs).

Pro forma revenues and net income are not presented as if the acquisition occurred as of January 1, 2006 as the effect on the Company’s results of operations for the year ended December 31, 2006 was not material.

19.  Subsequent Event (unaudited)

On February 29, 2008, Subaqueous Services, LLC (“SSLLC”), a newly-formed, wholly-owned subsidiary of the Company concurrently entered into an agreement to purchase and closed the purchase of substantially all of the assets (with the exception of liquid current assets) and related business (principally consisting of project contracts) of Orlando, Florida-based Subaqueous Services, Inc., a Florida corporation (“SSI”) for $35 million in cash.

In addition, SSLLC (i) paid SSI approximately $1.76 million for net under-billings and retained funds held under certain project contracts and for transition support services to be provided by SSI through September, 2008; and (ii) entered a three-year Consulting Agreement with the sole shareholder of SSI, terminable on thirty (30) days prior written notice by the parties thereto, for $150,000 per year payable monthly.

The Company funded the acquisition using its acquisition line of $25 million and a draw on its accordion facility of $10 million, and cash on hand for the other payments referenced above. SSLLC will operate the acquired assets under the name “Subaqueous Services, LLC,” and SSLLC will be based in Jacksonville, Florida. In that regard, SSLLC entered a lease agreement with Hill Street, LLC effective February 29, 2008, for premises and facilities constituting those formerly occupied and used by SSI for its Jacksonville, FL operations.

SSI is a specialty dredging services provider that focuses on shallow water dredging projects in Florida and along the Atlantic Seaboard utilizing both mechanical and hydraulic cutter suction pipeline dredging, with a wide variety of customers both in the public and private sectors.  The assets acquired consist primarily of marine construction equipment, which includes several dredges.  The Company also purchased construction contracts in progress and the right to the name “Subaqueous Services” and derivatives thereof.  In addition, SSLLC has hired certain senior managers of SSI and most of SSI’s field personnel.

Prior to this acquisition, no relationship outside the ordinary course of business existed between SSI and the Company or SSI and SSLLC.

For the year ended December 31, 2007, SSI had unaudited revenues of approximately $45.0 million and unaudited income before tax of approximately $6.8 million.

Under the purchase method of accounting, the total purchase price will be allocated to the acquired tangible and intangible assets based on their estimated fair value at the date of acquisition.  The following represents the Company’s estimated allocation of the purchase price to the assets acquired:

Property and equipment	$18,500
Intangible assets - contracts	7,000
Intangible assets – non-compete agreements	100
Goodwill	9,400
$35,000

F23

EXHIBIT INDEX
Exhibit
Number			Description

**	2.1		Asset Purchase Agreement dated February 29, 2008, by and between OMGI Sub, LLC and Orion Marine Group, Inc., on the one hand, and Subaqueous Services, Inc. and Lance Young, on the other hand
	3.1		Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc.
	3.2		Amended and Restated Bylaws of Orion Marine Group, Inc.
	4.1		Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007
	5.1		Opinion of Vinson & Elkins LLP*
	10.1		Loan Agreement, dated as of July 10, 2007, between Orion Marine Group, Inc. and Amegy Bank National Association
**	10	.1.1	First Amendment to Loan Agreement dated February 29, 2008, among Orion Marine Group, Inc., and Amegy Bank National Association, a national banking association, as agent
	10.2		Purchase/Placement Agreement dated May 9, 2007 between Orion Marine Group, Inc. and Friedman, Billings, Ramsey & Co., Inc.
	10.3		Amended & Restated Redemption Agreement dated May 7, 2007
	10.4		Lease dated September 13, 2006, by and between F. Miller Construction, LLC and Joe T. Miller Sr.
	10.5		Lease dated September 28, 2006, by and between Southpoint Square I, Ltd. and Misener Marine Construction, Inc.
	10.6		Lease dated June 23, 1997, by and between the City of Port Lavaca, Texas and King Fisher Marine Service, Inc.
	10.7		Land Sublease Agreement dated May 1, 2007, by and between Signet Maritime Corporation and Orion Construction, L.P.
	10.8		2005 Stock Incentive Plan
	10.9		Form of Stock Option Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Stock Option
	10.10		Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Restricted Stock
	10.11		Orion Marine Group, Inc. Long Term Incentive Plan
	10.12		Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan
	10.13		Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock
	10.14		Executive Incentive Plan Document Fiscal Year 2007
	10.15		Subsidiary Incentive Plan
	10.16		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and J. Michael Pearson
	10.17		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Mark Stauffer
	10.18		Employment Agreement , dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Elliott Kennedy
	10.19		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Jim Rose
	10.20		Employment Agreement, dated as of August 13, 2007, by and between Orion Marine Group, Inc. and J. Cabell Acree, III
**	10.21		Lease Agreement dated February 29, 2008, between OMGI Sub, LLC and Hill Street, LLC
*	21.1		List of Subsidiaries
*	23.1		Consent of Independent Registered Public Accounting Firm
	24.1		Power of Attorney
*	31.1		Certification of CEO pursuant to Section 302
*	31.2		Certification of CFO pursuant to Section 302
*	32.1		Certification of CEO pursuant to Section 906
*	32.2		Certification of CFO pursuant to Sectoin 906

*	Filed herewith

**	Incorporated by reference to the Company’s report on Form 8K filed with the SEC on March 4, 2008
(b)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Orion Marine Group, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Orion Marine Group, Inc. and subsidiaries referred to in our report dated March 14, 2008, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (2), which is the responsibility of the Company’s management.  In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Houston, Texas
March 14, 2008

ORION MARINE GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deductions	Balance at the End of the Period
Year ended December 31, 2005:
Provision for Doubtful Accounts	$--	$--	$--	$--
Year ended December 31, 2006
Provision for Doubtful Accounts	$--	$500	$--	$500
Year ended December 31, 2007
Provision for Doubtful Accounts	$500	$--	$--	$500