Form 10-Q
period 2008-03-31
Orion Marine Group Inc
filed 2008-05-08
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to_________

Commission file number:
333-145588

ORION MARINE GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	26-0097459
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
12550 Fuqua Houston, Texas 77034 (Address of principal executive offices) (Zip Code)
(713) 852-6500 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
  Yes [√]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as described in Rule 12b-2 of the Exchange Act). (Check one)
Large accelerated filer [  ]     Accelerated filer [  ]   Non-accelerated filer [√]   Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[  ]  No [√]

As of May 1, 2008, 21,565,324 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2008

Part I – Financial Information
Orion Marine Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	March 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$15,706	$12,584
Accounts receivable:
Trade, net of allowance of $500 and $500, respectively	36,314	30,832
Retainage	5,266	7,620
Other	1,587	1,345
Inventory	638	646
Deferred tax asset	591	551
Costs and estimated earnings in excess of billings on uncompleted contracts	4,187	7,676
Asset held for sale	1,952	--
Prepaid expenses and other	1,166	293
Total current assets	67,407	61,547
Property and equipment, net	85,998	68,746
Goodwill	11,881	2,481
Intangible assets, net of amortization	7,359	653
Other assets	100	107
Total assets	$172,745	$133,534
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,750	$--
Accounts payable:
Trade	7,544	11,139
Retainage	1,690	678
Accrued liabilities	7,761	7,546
Taxes payable	2,468	2,324
Billings in excess of costs and estimated earnings on uncompleted contracts	11,117	7,408
Total current liabilities	32,330	29,095
Long-term debt, less current portion	33,250	--
Other long-term liabilities	401	--
Deferred income taxes	13,167	13,928
Deferred revenue	413	427
Total liabilities	79,561	43,450
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value, 50,000,000 shares authorized, 21,565,324 shares issued and outstanding	216	216
Additional paid-in capital	54,590	54,336
Retained earnings	38,378	35,532
Total stockholders’ equity	93,184	90,084
Total liabilities and stockholders’ equity	$172,745	$133,534

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended March 31,
	2008	2007

Contract revenues	$52,591	$38,293
Costs of contract revenues	42,519	28,768
Gross profit	10,072	9,525
Selling, general and administrative expenses	5,827	4,128
	4,245	5,397
Interest (income) expense
Interest income	(149)	(266)
Interest expense	126	446
Interest (income) expense, net	(23)	180
Income before income taxes	4,268	5,217
Income tax expense	1,422	1,931
Net income	$2,846	$3,286

Net income	$2,846	$3,286
Preferred dividends	--	518
Earnings available to common stockholders	$2,846	$2,768

Basic earnings per share	$0.13	$0.17
Diluted earnings per share	$0.13	$0.17
Shares used to compute earnings per share:
Basic	21,468,569	16,048,404
Diluted	21,845,207	16,168,837

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In Thousands, Except Share Information)

	Common		Additional
	Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2007	21,565,324	$216	$54,336	$35,532	$90,084
Stock-based compensation	—	—	254	—	254

Net income	—	—	—	2,846	2,846
Balance, March 31, 2008	21,565,324	$216	$54,590	$38,378	$93,184

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$2,846	$3,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,751	3,119
Deferred financing cost amortization	59	43
Non-cash interest expense	23	22
Deferred income taxes	(801)	(436)
Stock-based compensation	254	19
Gain on sale of property and equipment	(62)	(81)
Change in operating assets and liabilities:
Accounts receivable	(2,754)	5,480
Inventory	8	(6)
Prepaid expenses and other	(806)	(543)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,719	(1,701)
Accounts payable	(2,583)	(3,795)
Accrued liabilities	590	(3,365)
Income tax payable	55	2,604
Billings in excess of costs and estimated earnings on uncompleted contracts	3,527	(1,782)
Deferred revenue	(14)	(13)
Net cash provided by operating activities	8,812	2,851
Cash flows from investing activities:
Acquisition of assets of Subaqueous Services, Inc.	(36,698)	--
Proceeds from sale of property and equipment	73	114
Purchase of property and equipment	(3,985)	(1,802)
Net cash used in investing activities	(40,610)	(1,688)
Cash flows from financing activities:
Payments on long-term debt	--	(1,452)
Borrowing on line of credit	35,000	—
Payment of stock issuance costs	--	(124)
Increase in loan costs	(80)	—
Net cash provided by (used in) financing activities	34,920	(1,576)
Net change in cash and cash equivalents	3,122	(413)
Cash and cash equivalents at beginning of period	12,584	18,561
Cash and cash equivalents at end of period	$15,706	$18,148
Supplemental disclosures of cash flow information: cash paid during the period for:
Interest	$120	$203
Taxes	$1,961	--

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008
(Unaudited)
(Tabular Amounts in thousands, Except for Share and per Share Amounts)

1.  Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc., and its wholly-owned subsidiaries (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin.  Heavy civil marine projects include marine transportation facilities, bridges and causeways, marine pipelines, mechanical and hydraulic dredging, and specialty projects. The Company is headquartered in Houston, Texas.

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2007 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Reclassifications

Certain items on the balance sheet related to intangible assets have been reclassified to conform to current year presentation.

2.   Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates.  The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in the 2007 Form 10-K.

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition
•	Accounts receivable
•	Income taxes
•	Self-insurance and
•	Stock based compensation

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

At March 31, 2008, 19.6% of our accounts receivable was due from one customer.  No single customer accounted for more than 10% of total receivables at December 31, 2007. In the three months ended March 31, 2008 and 2007,  one and two customers represented more than 10% of revenues, generating 15.1% and 44% of total revenues, respectively.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2008 and December 31, 2007, the Company had an allowance for doubtful accounts of $500,000 and $500,000, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at March 31, 2008 totaled $5.3 million, of which $1.2 million is expected to be collected beyond 2008.  Retention at December 31, 2007 totaled $7.6 million.

Income Taxes

The Company records income taxes based upon Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.   The Company accounts for any uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).

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

Separately, the Company’s employee health care is provided through a trust, administered by a third party.  The Company funds the trust based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported.  The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss.

Stock-Based Compensation

The Company recognizes compensation expense for equity awards based on the provisions of SFAS No. 123(R), Share-Based Payment.  Compensation expense is recognized based on the fair value of these awards at the date of grant.  The computed fair value of these awards is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award.

Compensation is recognized only for share-based payments expected to vest.  The Company estimates forfeitures at the date of grant based on historical experience and future expectations.

Recently Issued Accounting Pronouncements

SFAS 157. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (FSP) to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The FSP will also amend SFAS 157 to exclude SFAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements. The FSP is expected to be issued in the near future. We have determined that the adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows and adopted the provisions as it relates to financial assets and liabilities on January 1, 2008.

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

3.   Acquisition of the Assets of Subaqueous Services, Inc.

On February 29, 2008, Subaqueous Services, LLC (“SSLLC”), a newly-formed, wholly-owned subsidiary of the Company concurrently entered into an agreement to purchase and closed the purchase of substantially all of the assets (with the exception of working capital) and related business (principally consisting of project contracts) of Orlando, Florida-based Subaqueous Services, Inc., a Florida corporation (“SSI”) for $35 million in cash.

In addition, SSLLC (i) paid SSI approximately $1.7 million for net under-billings and retained funds held under certain project contracts and for transition support services to be provided by SSI through September, 2008; and (ii) entered a three-year Consulting Agreement with the sole shareholder of SSI, terminable on thirty (30) days prior written notice by the parties thereto, for $150,000 per year payable monthly.

The Company funded the acquisition using its acquisition line of $25 million and a draw on its accordion facility of $10 million, and cash on hand for the other payments referenced above. SSLLC operates the acquired assets under the name “Subaqueous Services, LLC,” and SSLLC is based in Jacksonville, Florida. In that regard, SSLLC entered a lease agreement with Hill Street, LLC effective February 29, 2008, for premises and facilities constituting those formerly occupied and used by SSI for its Jacksonville operations.

SSI was a specialty dredging services provider that focused on shallow water dredging projects in Florida and along the Atlantic Seaboard utilizing both mechanical and hydraulic cutter suction pipeline dredging, with a wide variety of customers both in the public and private sectors.  The assets acquired consist primarily of marine construction equipment, including several dredges.  The Company also purchased construction contracts in progress and the right to the name “Subaqueous Services” and derivatives thereof.  In addition, SSLLC hired certain senior managers of SSI and substantially all of SSI’s field personnel.

Prior to this acquisition, no relationship outside the ordinary course of business existed between SSI and the Company or SSI and SSLLC.

The Company accounted for the purchase of the assets of SSI as a business combination.  The following represents the Company’s preliminary allocation of the purchase price to the assets acquired:

Property and equipment	$18,500
Intangible assets	7,100
Goodwill	9,400
$35,000

The Company’s condensed consolidated financial statements at March 31, 2008 include results of SSLLC for the period since the acquisition.  Pro-forma information is presented below as if the asset purchase had occurred on January 1 of each reporting period:

	Three months ended March 31,
	2008	2007
Revenue	$55,369	$50,556
Income before taxes	$3,622	$5,451
Net income	$2,447	$3,433
Earnings per share:
Basic	$0.11	$0.18
Diluted	$0.11	$0.18

4.  Contracts in Progress

Contracts in progress are as follows at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$263,942	$379,268
Estimated earnings	84,362	131,437
	348,304	510,705
Less: Billings to date	(355,234)	(510,437)
	$(6,930)	$268
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,187	$7,676
Billings in excess of costs and estimated earnings on uncompleted contract	(11,117)	(7,408)
	$(6,930)	$268

Contract costs include all direct costs, such as materials and labor, and those indirect costs related to contract performance such as payroll taxes and insurance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

5.  Property and Equipment

The following is a summary of property and equipment at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Automobiles and trucks	$1,883	$1,807
Building and improvements	12,558	12,363
Construction equipment	83,330	74,736
Dredges and dredging equipment	37,301	24,189
Office equipment	899	891
	135,971	113,986
Less: accumulated depreciation	(59,077)	(56,223)
Net book value of depreciable assets	76,894	57,763
Construction in progress	3,882	5,761
Land	5,222	5,222
	$85,998	$68,746

For the three months ended March 31, 2008 and 2007, depreciation expense was $3.4 million and $3.1 million, respectively.  The assets of the Company are pledged as collateral for debt obligations in the amount of $35.0 million and $0 million at March 31, 2008 and December 31, 2007, respectively. The debt obligations mature in September 2010.

In January 2008, management committed to a plan to sell a vessel which it had purchased in 2006 and was no longer considered integral to the Company’s fleet.  Management believes the sale is probable within a year.  The asset was reclassified on the Company’s March 31, 2008 balance sheet and is recorded as a current asset held for sale.  No depreciation has been taken on the vessel in 2008.

6.  Debt and Line of Credit

The Company has had a credit agreement with several participating banks since October 2004.  In July 2007, the Company restated its credit agreement with its existing lenders.  Debt under the new credit facility included the balance of the old credit facility of $3.1 million, which was paid in full in December 2007.  In addition, the terms of the credit facility provided for the Company to borrow up to $25 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.  At the discretion of the Company’s lenders, either the acquisition term loan facility or the revolving line of credit may be increased by $25 million.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At March 31, 2008, the Company had outstanding letters of credit of $692,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.8 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a rate of 0.20% of the unused balance.  As of May 1, 2008, no amounts had been drawn under the revolving line of credit.

As referenced in Note 3 above, the Company borrowed $35 million to fund the purchase of the assets of SSI in February 2008 and amended its credit facility to reflect the borrowing.  Payments of interest are due quarterly beginning March 31, 2008.  Payments of principal commence December 31, 2008 in seven equal quarterly installments based on 2.5% of the balance outstanding on September 30, 2008, with the remaining balance due September 30, 2010.  All provisions under the credit facility mature on September 30, 2010.

Interest on the Company’s borrowings is based on the prime rate or LIBOR rate then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At March 31, 2008, interest on the Company’s outstanding loans was based on LIBOR.  The LIBOR interest rate at March 31, 2008 was 4.6%.

The credit facility requires the Company to maintain certain financial ratios, including net worth, fixed charge and leverage ratios, and places other restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans and other actions.  The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries.  As of March 31, 2008, the Company was in compliance with all debt covenants.

7.  Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended March 31, 2008 was 33.3% and differed from the Company’s statutory rate primarily due to state income taxes, non-deductible stock based compensation expense associated with employee incentive stock options and other permanent differences. In the first quarter of 2008, the Company revised its estimate of the impact of certain permanent deductions, among other factors, available to it on its federal tax return, which reduced its effective rate for the period.  The effective rate of 37.0% for the three months ended March 31, 2007 differed from the statutory rate principally due to state income taxes.

	Current	Deferred	Total
Three months ended March 31, 2008:
U.S. Federal	$2,004	$(866)	$1,138
State and local	219	65	284
	$2,223	$(801)	$1,422
Three months ended March 31, 2007:
U.S. Federal	$2,210	$(436)	$1,774
State and local	157	—	157
	$2,367	$(436)	$1,931

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to March 31, 2009.

8.  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. At March 31, 2008, 604,261 common stock equivalents were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive.  No common stock equivalents were considered anti-dilutive at March 31, 2007.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31
	2008	2007
Basic:
Weighted average shares outstanding	21,565,324	16,730,942
Less weighted average non-vested restricted stock	96,755	682,538
Total basic weighted average shares outstanding	21,468,569	16,048,404
Diluted:
Total basic weighted average shares outstanding	21,468,569	16,048,404
Effect of dilutive securities:
Common stock options	280,034	--
Restricted stock	96,603	120,433
Total weighted average shares outstanding assuming dilution	21,845,207	16,168,837

9.  Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s two stock incentive plans.  In general, the plans provide for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but generally are 10 years.  Options generally vest over a three to five year period.  Total shares of common stock that may be delivered under the LTIP and the 2005 Plan may not exceed 2,943,946.

In March 2008, the Company granted options to purchase 15,000 shares of common stock.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The awards granted in March 2008 used the following assumptions:

Expected life of options	6 years
Expected volatility	36.7%
Risk-free interest rate	2.92%
Dividend yield	0.0%
Grant date fair value	$5.35

For the three months ended March 31, 2008 and 2007, compensation expense related to stock options outstanding for the periods was $254,000 and $19,000, respectively.

10.  Commitments and Contingencies

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

We have been named as one of a substantial number of defendants in numerous individual claims and lawsuits brought by the residents and landowners of New Orleans, Louisiana and surrounding areas in the United States District Court for the Eastern District of Louisiana. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, (E.D. La,), which was instituted in late 2005. While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions. The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages. The Corps of Engineers has contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a recent decision (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, "Order and Reasons," March 9, 2007 (E.D. La, 2007)), we believe that we have no liability under these claims unless we deviated from our contracted scope of work on a project. In June of 2007, however, the plaintiffs appealed this decision to the United States Court of Appeals for the Fifth Circuit, where the appeal is currently pending. Substantive proceedings in the appeals case have yet to commence.

11.  Other Possible Contingencies

Recently the Company learned of a federal criminal investigation that appears to relate to certain contracts and contracting activities in the Jacksonville, Florida area, of, among others, the Jacksonville Port Authority and SSI.  It does not appear that the Company, or any of its subsidiaries, or their respective operations, is the focus of such investigation.  Nevertheless, investigators have secured certain documents and other materials from the Company concerning SSI’s operations and activities prior to the sale of its assets to the Company.  The Company is further cooperating with the investigation, including responding to requests for any additional relevant documents or materials.  Based on information available to us at this time, we do not anticipate that the investigation will have any material adverse impact on the Company’s financial condition or results of operations.

12.  Stockholders’ Equity

Common Stock

Prior to May 2007, the Company had a capital structure consisting of Class A and Class B Common stock.  The Class A stock was entitled to receive cumulative dividends at the annual rate of 6 percent of the original issue price. On May 17, 2007, the Company converted all Class A stock into preferred, redeemed all such Class A stock and paid all outstanding dividends, totaling $5.4 million.  Upon redemption, the preferred stock was retired.  The Class B common stock was converted into common stock and was subject to a 1 for 2.23 exchange of outstanding shares.  The Company has authorized 50,000,000 shares, of which 21,565,324 have been issued and are outstanding.  Common stockholders are entitled to vote and to receive dividends if declared.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Unless the context otherwise indicates, all references in this quarterly report to “Orion,” “the company,” “we,” “our,” or “us” are to Orion Marine Group, Inc. and its subsidiaries taken as a whole.

Certain information in this Quarterly Report on Form 10-Q, including but not limited to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may constitute forward-looking statements as such term is defined within the meaning of the “safe harbor” provisions of Section 27A of the Securities Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

All statements other than statements of historical facts, including those that express a belief, expectation, or intention are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K) (beginning on page 16 thereto) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

The purpose of MD&A is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2007 audited consolidated financial statements and notes thereto included in its 2007 Form 10-K (beginning on page F1 thereto), Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Form 10-K (beginning on page 34 thereto) and with our unaudited financial statements and related notes appearing elsewhere in this quarterly report.

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 58% of our revenue in the three months ended March 31, 2008, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Recent Developments  As discussed in Note 3 in the Notes to Condensed Consolidated Financial Statements included herein, the Company completed the acquisition of substantially all of the assets of Subaqueous Services, Inc. (“SSI”) on February 29, 2008.   Recently we learned of a federal criminal investigation that appears to relate to certain contracts and contracting activities in the Jacksonville, Florida area, of, among others, the Jacksonville Port Authority and SSI.  It does not appear that the Company, or any of its subsidiaries, or their respective operations, is the focus of such investigation.  Nevertheless, investigators have secured certain documents and other materials from the Company concerning SSI’s operations and activities prior to the sale of its assets to the Company.  The Company is further cooperating with the investigation, including responding to requests for any additional relevant documents or materials.  Based on information available to us at this time, we do not anticipate that the investigation will have any material adverse impact on the Company’s financial condition or results of operations.

Outlook    Certain economic indicators continue to suggest a weaker US economy, raising short-term concerns regarding the stability of US domestic spending.  Notwithstanding such concerns, however, we continue to see robust bidding activity in most of our end markets, including Department of Transportation bridge work, U.S. Navy infrastructure projects, port development projects, and private sector terminal projects. However, the US Corp of Engineers continues to delay release of projects for bidding, which may affect our competitive environment in the future.  Moreover, a weak economy generally results in reduced demand for construction in the private sector, could divert governmental funding from projects we perform to other uses, and may also produce less tax revenue, thereby decreasing funds for public sector projects.  However, we anticipate that such risks should be mitigated by, among other factors, continued port expansion, emphasis on bridge and causeway repair and replacement, and the diversity of our end markets, both by type and geographic region.  Looking beyond 2008, we remain encouraged that the end markets we serve will continue to remain robust through sources such as the Water Resources and Development Act, which was passed last year, domestic military bid opportunities, and other infrastructure spending.

Consolidated Results of Operations

Three months ended March 31, 2008 compared with three months ended March 31, 2007

	Three months ended March 31,
	2008		2007

	Amount	Percent	Amount	Percent
Contract revenues	$52,591	100.0%	$38,293	100.0%
Cost of contract revenues	42,519	80.8	28,768	75.1
Gross profit	10,072	19.2	9,525	24.9
Selling, general and administrative expenses	5,827	11.1	4,128	10.8
Operating income	4,245	8.1	5,397	14.1
Interest (income) expense
Interest (income)	(149)	(0.2)	(266)	(0.7)
Interest expense	126	0.2	446	1.2
Interest (income) expense, net	(23)	—	180	0.5
Income before income taxes	4,268	8.1	5,217	13.6
Income tax expense	1,422	2.7	1,931	5.0
Net income	$2,846	5.4%	$3,286	8.6%

Contract Revenues. Revenues for the three months ended March 31, 2008 increased approximately 37.3% as compared with the same period last year.  Revenues are driven by the progress schedules and the size, composition and scope of projects under contract at any given time.  In the first quarter last year, we experienced delays beyond our control in the start-up of several contracts, and we elected to withdraw from sole source negotiations on a project scheduled to begin in early 2007; these factors were reflected in lower revenues in that period.   Revenues for the first three months of 2008 included one month of operations of Subaqueous Services, LLC, (“SSLLC”) which acquired the assets of SSI on February 29, 2008, and generated approximately $1.5 million in the month of March from contracts acquired in the asset purchase.  We worked on projects, among others,  encompassing bridge and causeway replacement, dock construction and waterfront improvements and shoreline and beach restoration and improvements.

Gross Profit.   Gross profit increased approximately $0.5 million, or 5.7%, in the first quarter of 2008 as compared with the corresponding period last year.  The increase in gross profit was due mostly to the increased revenues.  Gross margin for the three months ended March 31, 2008 was 19.2%, a decrease from 24.9% in the prior year.  In the current year period, costs related to material purchases totaled 25.3% of total costs compared with 18.0% of total costs for the same period last year; due primarily to the nature and mix of contracts in progress.  In addition, we had higher depreciation expense related to the assets acquired from SSI and we utilized certain cost contingencies on some contracts.  We self-performed approximately 89% of our work in the current period, essentially equal to self-performance in the same period last year.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1.7 million in the three months ended March 31, 2008 as compared with the prior year period.  The increase was due to amortization expense related to intangible assets acquired from SSI, a full complement of public company expenses and increases in salaries, benefits and stock-based compensation due to the addition of personnel and grants under our long-term incentive programs.

Income Tax Expense  Our effective rate for the three months ended March 31, 2008 was 33.3% and differed from the Company’s statutory rate of 35% primarily due to state income taxes, non-deductible stock based compensation expense associated with employee incentive stock options and other permanent differences. In the first quarter of 2008, the Company revised its estimate of the impact of certain permanent deductions available to it on its federal tax return, which reduced its effective rate for the period.  The effective rate of 37.0% for the three months ended March 31, 2007 differed from the statutory rate principally due to state income taxes.

Liquidity and Capital Resources

Our primary liquidity needs are to maximize our working capital to continually improve our bonding position, invest in capital expenditures, expand internally, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility. At December 31, 2007, we had paid our debt facility in full and we had available cash of $12.6 million.  On February 29, 2008, we borrowed $35 million to fund the purchase of the assets of SSI and at March 31, 2008, our net indebtedness, which is comprised of total debt less cash was $19.3 million.  We expect to meet our future internal liquidity and working capital needs from funds generated by our operating activities for the next 12 months.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2008, our working capital was $35.1 million compared to $32.5 million at December 31, 2007. The increase of $2.6 million in working capital was primarily due to an improved cash position and increases in assets related to insurance renewals, offset by increases in liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts.  As of March 31, 2008, we had cash on hand and availability under our revolving credit facility of $23.5 million.

The following table provides information regarding our cash flows and capital expenditures for the three months ended March 31, 2008 and 2007 (unaudited):

	Three months ended March 31,
	2008	2007
Cash flows provided by operating activities	$8,812	$2,851
Cash flows used in investing activities	$(40,610)	$(1,688)
Cash flows provided by (used in) financing activities	$34,920	$(1,576)

Operating Activities. During the three months ended March 31, 2008, our operating activities provided $8.8 million of cash as compared to $2.9 million for the three months ended March 31, 2007. Contributing to the increase between comparable periods was an increase of $5.9 million within working capital components, related to the timing of cash receipts and payments.  In addition, we had increases in non-cash items affecting net income, such as depreciation and amortization expense associated with the equipment and intangible assets acquired from SSI, and an increase in non-cash stock-based compensation related to grants of options during 2007.

Investing Activities. On February 29, 2008, we purchased substantially all of the assets of SSI for a total purchase price of $35 million, plus $1.7 million related to the acquisition of projects under contract by SSI, for total cash related to the acquisition of $36.7 million.  We purchased heavy construction equipment not related to SSI totaling approximately $4.0 million, in the three months ended March 31, 2008, as compared with capital asset additions of $1.8 million in the three months ended March 31, 2007.

Financing Activities. The increase in cash provided by financing activities for the three months ended March 31, 2008 is attributable to our borrowing of $35 million under of line of credit to fund the assets purchased from SSI.  In the prior year period, we paid down our principal balances on our debt facility in the amount of $1.5 million.

Sources of Capital

In addition to our cash balances and cash provided by operations, we have a credit facility available to us to finance capital expenditures and working capital needs.

The Company has had a credit agreement with several participating banks since October 2004.  In July 2007, the Company restated its credit agreement with its existing lenders.  Debt under the new credit facility included the balance of the old credit facility of $3.1 million, which was paid in full in December 2007.  In addition, the terms of the credit facility provided for the Company to borrow up to $25 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.  At the discretion of the Company’s lenders, either the acquisition term loan facility or the revolving line of credit may be increased by $25 million.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At March 31, 2008, the Company had outstanding letters of credit of $692,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.8 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a rate of 0.20% of the unused balance.  As of March 31, 2008 and May 1, 2008, no amounts had been drawn under the revolving line of credit.

As referenced in Note 3 in the Notes to Condensed Consolidated Financial Statements included herein, the Company borrowed $35 million to fund the purchase of the assets of SSI in February 2008 and amended its credit facility to reflect the borrowing.  Payments of interest are due quarterly beginning March 31, 2008.  Payments of principal commence December 31, 2008 in seven equal quarterly installments based on 2.5% of the balance outstanding on September 30, 2008, with the remaining balance due September 30, 2010.  All provisions under the credit facility mature on September 30, 2010.

Interest on the Company’s borrowings is based on the prime rate or LIBOR rate then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At March 31, 2008, interest on the Company’s outstanding loans was based on LIBOR.  The LIBOR interest rate at March 31, 2008 was 4.6%.

The credit facility requires the Company to maintain certain financial ratios, including net worth, fixed charge and leverage ratios, and places other restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans and other actions.  The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries.  As of March 31, 2008, the Company was in compliance with all debt covenants.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At March 31, 2008, we believe our capacity under our current bonding arrangement with Liberty Mutual was in excess of $250 million, of which we had approximately $100 million in surety bonds outstanding.  During the quarter ended March 31, 2008, approximately 58% of projects, measured by revenue, required us to post a bond.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes outstanding borrowings under our floating rate credit agreement and fluctuations in commodity prices for concrete, steel products and fuel. An increase in interest rates of 1% would not have increased interest expense significantly for the three months ended March 31, 2008.  Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for concrete, steel and fuel.  Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts.

As of March 31, 2008, there was $35.0 million outstanding under our credit agreement and there were no borrowings outstanding under our revolving credit facility; however, there were letters of credit issued in the amount of $692,000 which lower the amount available to us on the revolving facility to approximately $7.8 million.

Item 4.                      Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.  As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation, such officers have concluded that the disclosure controls and procedures are effective.

(b)
Changes in Internal Controls.  There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

For information about litigation involving us, see Note 10 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2007 Form 10-K

Item 6.                      Exhibits

10.1.1*	First Amendment to Loan Agreement dated February 29, 2008 among the Cmopany, the lenders party thereto and Amegy National Association, a national banking association, as agent
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
May 8, 2008	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
May 8, 2008	Mark R. Stauffer
Executive Vice President and Chief Financial Officer