Form 10-Q
period 2008-06-30
Orion Marine Group Inc
filed 2008-08-11
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of August 1, 2008, 21,565,324 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2008

Part I – Financial Information
Orion Marine Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	June 30, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$14,500	$12,584
Accounts receivable:
Trade, net of allowance of $50 and $500, respectively	35,330	30,832
Retainage	6,541	7,620
Other	446	1,345
Inventory	653	646
Deferred tax asset	350	551
Costs and estimated earnings in excess of billings on uncompleted contracts	5,588	7,676
Asset held for sale	1,969	--
Prepaid expenses and other	6,589	293
Total current assets	71,966	61,547
Property and equipment, net	86,698	68,746
Goodwill	12,096	2,481
Intangible assets, net of amortization	5,922	653
Other assets	93	107
Total assets	$176,775	$133,534
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,625	$--
Accounts payable:
Trade	11,314	11,139
Retainage	1,596	678
Accrued liabilities	8,331	7,546
Taxes payable	--	2,324
Billings in excess of costs and estimated earnings on uncompleted contracts	11,129	7,408
Total current liabilities	34,995	29,095
Long-term debt, less current portion	32,375	--
Other long-term liabilities	448	--
Deferred income taxes	12,719	13,928
Deferred revenue	399	427
Total liabilities	80,936	43,450
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value, 50,000,000 shares authorized, 21,565,324 shares issued and outstanding	216	216
Additional paid-in capital	54,844	54,336
Retained earnings	40,779	35,532
Total stockholders’ equity	95,839	90,084
Total liabilities and stockholders’ equity	$176,775	$133,534

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Contract revenues	$67,070	$51,479	$119,661	$89,772
Costs of contract revenues	57,240	40,414	99,759	69,182
Gross profit	9,830	11,065	19,902	20,590
Selling, general and administrative expenses	5,695	7,220	11,522	11,348
	4,135	3,845	8,380	9,242
Interest (income) expense
Interest income	(119)	(294)	(268)	(560)
Interest expense	364	393	490	839
Interest (income) expense, net	245	99	222	279
Income before income taxes	3,890	3,746	8,158	8,963
Income tax expense	1,489	1,466	2,911	3,397
Net income	$2,401	$2,280	$5,247	$5,566

Net income	$2,401	$2,280	$5,247	$5,566
Preferred dividends	--	259	--	777
Earnings available to common stockholders	$2,401	$2,021	$5,247	$4,789

Basic earnings per share	$0.11	$0.11	$0.24	$0.28
Diluted earnings per share	$0.11	$0.11	$0.24	$0.27
Shares used to compute earnings per share:
Basic	21,478,392	18,676,587	21,473,509	17,254,063
Diluted	21,845,795	19,241,989	21,848,884	17,990,674

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In Thousands, Except Share Information)

	Common		Additional
	Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2008	21,565,324	$216	$54,336	$35,532	$90,084
Stock-based compensation	—	—	508	—	508

Net income	—	—	—	5,247	5,247
Balance, June 30, 2008	21,565,324	$216	$54,844	$40,779	$95,839

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$5,247	$5,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,822	6,228
Deferred financing cost amortization	121	92
Non-cash interest expense	22	43
Bad debt expense	50	--
Deferred income taxes	(1,008)	(1,026)
Stock-based compensation	508	504
Gain on sale of property and equipment	(115)	(408)
Change in operating assets and liabilities:
Accounts receivable	(1,954)	4,383
Inventory	(7)	(19)
Prepaid expenses and other	(3,208)	(731)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,318	(5,076)
Accounts payable	1,093	(2,024)
Accrued liabilities	1,207	(2,791)
Income tax payable	(5,427)	975
Billings in excess of costs and estimated earnings on uncompleted contracts	3,539	(3,448)
Deferred revenue	(28)	(27)
Net cash provided by operating activities	12,180	2,241
Cash flows from investing activities:
Acquisition of assets of Subaqueous Services, Inc.	(36,713)	--
Proceeds from sale of property and equipment	158	1,534
Purchase of property and equipment	(8,629)	(3,941)
Net cash used in investing activities	(45,184)	(2,407)
Cash flows from financing activities:
Payments on long-term debt	--	(21,905)
Borrowing on credit facility	35,000	—
Exercise of stock options	--	48
Payment of accumulated preferred dividends and liquidation of preferred stock	--	(40,431)
Proceeds from the sale of common stockstock	--	261,506
Redemption of common stock	--	(201,555)
Increase in loan costs	(80)	(123)
Net cash provided by (used in) financing activities	34,920	(2,460)
Net change in cash and cash equivalents	1,916	(2,626)
Cash and cash equivalents at beginning of period	12,584	18,561
Cash and cash equivalents at end of period	$14,500	$15,935
Supplemental disclosures of cash flow information: cash paid during the period for:
Interest	$247	$820
Taxes	$9,078	$3,864

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2008
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Reclassifications

Certain items on the prior period balance sheet related to intangible assets have been reclassified to conform to current year presentation.

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

At June 30, 2008 and December 31, 2007, no single customer accounted for more than 10% of total receivables.  In the three and six months ended June 30, 2008, no single customer generated revenue in excess of 10% of total revenues.  In the three and six months ended June 30, 2007, two customers generated revenues in excess of 10% of total revenues, representing 24.7% and 31.3% of revenues in each respective period.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. In the second quarter of 2008, the Company recovered a receivable it had previously partially reserved as a doubtful account.  As of June 30, 2008 and December 31, 2007, the Company had an allowance for doubtful accounts of $50,000 and $500,000, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at June 30, 2008 totaled $6.5 million, of which $1.6 million is expected to be collected beyond 2008.  Retention at December 31, 2007 totaled $7.6 million.

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

Recently Issued Accounting Pronouncements

SFAS 157. As of January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. We have determined that the adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows and do not believe any of the Company’s assets or liabilities are subject to the quarterly recurring measurement provisions of SFAS 157.  The disclosure requirements for assets and liabilities assessed on a non-recurring basis have been deferred by FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157” until fiscal years beginning after November 15, 2008.

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

FSP 142-3.  In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 “Goodwill and Other Intangible Assets”.  FSP 142-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial statements.

In June 2008, the Financial Accounting Standard Board (FASB) issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 and anticipates any impact to basic earnings per share will be immaterial.

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

In addition, SSLLC (i) paid SSI approximately $1.7 million for net under-billings and retained funds held under certain project contracts and for transition support services to be provided by SSI through September, 2008; and (ii) entered a three-year Consulting Agreement with the sole shareholder of SSI, terminable on thirty (30) days prior written notice by the parties thereto, for $150,000 per year payable monthly.   On July 31, 2008, SSLLC and the Company provided the sole shareholder of SSI a notice of termination of the Consulting Agreement.

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

The Company accounted for the purchase of the assets of SSI as a business combination.  The following represents the Company’s allocation of the purchase price to the assets acquired:

Property and equipment	$18,500
Intangible assets	6,900
Goodwill	9,600
$35,000

The Company’s condensed consolidated financial statements at June 30, 2008 include results of SSLLC for the period since the acquisition.  Pro-forma information is presented below as if the asset purchase had occurred on January 1 of each reporting period:
	Three months ended June 30,		Six months ended June 30,
	2008(Actual)	2007	2008	2007
Revenue	$67,070	$63,742	$122,439	$114,298
Income before taxes	$3,890	$3,894	$7,384	$9,260
Net income	$2,401	$2,337	$4,769	$5,716
Earnings per share:
Basic	$0.11	$0.11	$0.22	$0.28
Diluted	$0.11	$0.11	$0.22	$0.28

4.  Contracts in Progress

Contracts in progress are as follows at June 30, 2008 and December 31, 2007:
	June 30, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$208,359	$379,268
Estimated earnings	54,169	131,437
	262,528	510,705
Less: Billings to date	(268,069)	(510,437)
	$(5,541)	$268
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,588	$7,676
Billings in excess of costs and estimated earnings on uncompleted contract	(11,129)	(7,408)
	$(5,541)	$268

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

5.  Property and Equipment

The following is a summary of property and equipment at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Automobiles and trucks	$1,719	$1,807
Building and improvements	12,577	12,363
Construction equipment	85,400	74,736
Dredges and dredging equipment	38,011	24,189
Office equipment	936	891
	138,643	113,986
Less: accumulated depreciation	(62,791)	(56,223)
Net book value of depreciable assets	75,852	57,763
Construction in progress	5,624	5,761
Land	5,222	5,222
	$86,698	$68,746

For the three months ended June 30, 2008 and 2007, depreciation expense was $3.9 million and $3.1 million, respectively and for the six months ended June 30, 2008, depreciation expense was $7.3 million and $6.2 million, respectively.  The assets of the Company are pledged as collateral for debt obligations in the amount of $35.0 million and $0 million at June 30, 2008 and December 31, 2007, respectively. The debt obligations mature in September 2010.

In January 2008, management committed to a plan to sell a vessel which it had purchased in 2006 and was no longer considered integral to the Company’s fleet.  The asset is recorded as a current asset held for sale on the Company’s June 30, 2008 balance sheet.  No depreciation has been taken on the vessel in 2008.  The Company sold the vessel on August 1, 2008 for approximately $2.8 million.

6.  Debt and Line of Credit

The Company has maintained a credit agreement with several participating banks since October 2004.  In July 2007, the Company restated its credit agreement with its existing lenders.  Debt under the new credit facility included the balance of the old credit facility of $3.1 million, which was paid in full in December 2007.  In addition, the terms of the credit facility provided for the Company to borrow up to $25 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.  At the discretion of the Company’s lenders, either the acquisition term loan facility or the revolving line of credit may be increased by $25 million, of which $10 million was used in the purchase of the assets of SSI.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At June 30, 2008, the Company had outstanding letters of credit of $692,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.8 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a rate of 0.20% of the unused balance.  As of August 1, 2008, no amounts had been drawn under the revolving line of credit.

As referenced in Note 3 above, the Company borrowed $35 million to fund the purchase of the assets of SSI in February 2008 and amended its credit facility to reflect the borrowing.  Payments of interest are due quarterly beginning June 30, 2008.  Payments of principal commence December 31, 2008 in seven equal quarterly installments based on 2.5% of the balance outstanding on September 30, 2008, with the remaining balance due September 30, 2010.  All provisions under the credit facility mature on September 30, 2010.

Interest on the Company’s borrowings is based on the prime rate or LIBOR rate then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At June 30, 2008, interest on the Company’s outstanding loans was based on prime.  The prime interest rate at June 30, 2008 was 4.0%.

The credit facility requires the Company to maintain certain financial ratios, including net worth, fixed charge and leverage ratios, and places other restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans and other actions.  The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries.  As of June 30, 2008, the Company was in compliance with all debt covenants.

7.  Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended June 30, 2008 was 38.3% and differed from the Company’s statutory rate primarily due to state income taxes, non-deductible stock based compensation expense associated with employee incentive stock options and other permanent differences. In the first quarter of 2008, the Company revised its estimate of the impact of certain permanent deductions, among other factors, available to it on its federal tax return, which reduced its effective rate for the period, thereby reducing the effective rate for the six months ended June 30, 2008 to 35.7%.  The Company’s effective tax rate of 39.1% and 37.9% for the three and six months ended June 30, 2007, respectively, differed from the statutory rate principally due to state income taxes.

	Current	Deferred	Total
Three months ended June 30, 2008:
U.S. Federal	$1,257	$(223)	$1,034
State and local	437	18	455
	$1,694	$(205)	$1,489
Three months ended June 30, 2007:
U.S. Federal	$1,865	$(591)	$1,274
State and local	192	—	192
	$2,057	$(591)	$1,466

	Current	Deferred	Total
Six months ended June 30, 2008:
U.S. Federal	$3,263	$(1,091)	$2,172
State and local	656	83	739
	$3,919	$(1,008)	$2,911
Six months ended June 30, 2007:
U.S. Federal	$4,072	$(1,026)	$3,046
State and local	351	—	351
	$4,423	$(1,026)	$3,397

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to June 30, 2009.

8.  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three and six months ended June 30, 2008, 576,840 common stock equivalents were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive.  No common stock equivalents were considered anti-dilutive at June 30, 2007.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended June 30
	2008	2007
Basic:
Weighted average shares outstanding	21,565,324	19,362,982
Less weighted average non-vested restricted stock	86,932	686,395
Total basic weighted average shares outstanding	21,478,392	18,676,587
Diluted:
Total basic weighted average shares outstanding	21,478,392	18,676,587
Effect of dilutive securities:
Common stock options	280,648	328,430
Restricted stock	86,755	236,972
Total weighted average shares outstanding assuming dilution	21,845,795	19,241,989

	Six months ended June 30
	2008	2007
Basic:
Weighted average shares outstanding	21,565,324	17,606,398
Less weighted average non-vested restricted stock	91,815	352,335
Total basic weighted average shares outstanding	21,473,509	17,254,063
Diluted:
Total basic weighted average shares outstanding	21,473,509	17,254,063
Effect of dilutive securities:
Common stock options	278,573	329,143
Restricted stock	96,802	407,468
Total weighted average shares outstanding assuming dilution	21,848,884	17,990,674

9.  Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s two stock incentive plans (the "LTIP" and the "2005 Plan").  In general, the plans provide for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but generally are 10 years.  Options generally vest over a three to five year period.  Total shares of common stock that may be delivered under the LTIP and the 2005 Plan may not exceed 2,943,946.

In March 2008, the Company granted options to purchase 15,000 shares of common stock.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The awards granted in March 2008 used the following assumptions:

Expected life of options	6 years
Expected volatility	36.7%
Risk-free interest rate	2.92%
Dividend yield	0.0%
Grant date fair value	$5.35

For the three months ended June 30, 2008 and 2007, compensation expense related to stock options outstanding for the periods was $254,000 and $128,000, respectively, and for the six months ended June 30, 2008 and 2007 was $508,000 and $147,000, respectively.  Compensation expense for restricted shares granted in May 2007 and which immediately vested totaled $357,000.

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

We have been named as one of a substantial number of defendants in numerous individual claims and lawsuits brought by the residents and landowners of New Orleans, Louisiana and surrounding areas in the United States District Court for the Eastern District of Louisiana. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, (E.D. La,), which was instituted in late 2005. While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions. The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages. The Corps of Engineers has contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a recent decision (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, "Order and Reasons," March 9, 2007 (E.D. La, 2007)), we believe that we have no liability under these claims unless we deviated from our contracted scope of work on a project. In June of 2007, however, the plaintiffs have taken an appeal of this decision to the United States Court of Appeals for the Fifth Circuit, where currently all actions remaining in this litigation will be lodged.

11.  Other Possible Contingencies

In May 2008, the Company learned of a federal criminal investigation that related to certain contracts and contracting activities in the Jacksonville, Florida area, of, among others, the Jacksonville Port Authority and SSI.  It does not appear that the Company, or any of its subsidiaries, or their respective operations, is the focus of such investigation.  Nevertheless, investigators have secured certain documents and other materials from the Company concerning SSI’s operations and activities prior to the sale of its assets to the Company.  The Company is further cooperating with the investigation, including responding to requests for any additional relevant documents or materials.  Based on information available to us at this time, we do not anticipate that the investigation will have any material adverse impact on the Company’s financial condition or results of operations.

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

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 51% of our revenue in the six months ended June 30, 2008, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Outlook  Certain economic indicators continue to suggest a weaker US economy, raising short-term concerns regarding the stability of US domestic spending.  Moreover, a weak economy could result in reduced demand for general construction projects, may increase the number of potential bidders in our markets, could increase the competitive environment through pressure on pricing, may divert governmental funding from projects we perform to other uses, and may also produce less tax revenue, thereby decreasing funds for public sector projects.  Notwithstanding such concerns, however, we anticipate that such risks should be mitigated by continued strength in most of our end markets, including port development projects, general US infrastructure maintenance and upgrades, and cruise industry port developments, which should provide adequate revenue opportunities for the remainder of 2008.  However, while the U.S. Army Corps of Engineers has begun releasing projects in the third quarter of 2008, we believe the pace of projects involving dredging services to be released and the resulting margin pressure in the Western Gulf Coast market will limit our ability to recover the negative margin impacts of the two dredging projects that experienced unforeseen production challenges in the first and second quarters.  Looking beyond 2008, we remain confident that the end markets we serve will continue to remain strong through sources such as the Water Resources and Development Act, which was passed last year and other infrastructure spending.

The cost of certain commodities used in our business, such as concrete, steel and fuel have risen substantially in recent months.  Because our projects are normally short-term in nature, we are generally able to include price increases in the costs of our bids,  and, in certain circumstances, may be able to negotiate for price escalations during the execution of a contract.   However, certain projects may be negatively impacted by such cost increases.

Acquisition of assets

As discussed in Note 3 in the Notes to Condensed Consolidated Financial Statements included herein, SSLLC, a wholly-owned subsidiary of the Company purchased substantially all of the assets and related business of Subaqueous Services.  Since the date of acquisition, we have integrated these assets into our operations, and stand-alone financial information is not provided.

Consolidated Results of Operations

Three months ended June 30, 2008 compared with three months ended June 30, 2007

	Three months ended June 30,
	2008		2007

	Amount	Percent	Amount	Percent
Contract revenues	$67,070	100.0%	$51,479	100.0%
Cost of contract revenues	57,240	85.3	40,414	78.5
Gross profit	9,830	14.7	11,065	21.5
Selling, general and administrative expenses	5,695	8.5	7,220	14.0
Operating income	4,135	6.2	3,845	7.5
Interest (income) expense
Interest (income)	(119)	(0.2)	(294)	(0.6)
Interest expense	364	0.5	393	0.8
Interest (income) expense, net	245	0.3	99	0.2
Income before income taxes	3,890	5.9	3,746	7.3
Income tax expense	1,489	2.2	1,466	2.8
Net income	$2,401	3.7%	$2,280	4.5%

Contract Revenues. Revenues for the three months ended June 30, 2008 increased approximately 30.3% as compared with the same period last year.  Revenues are driven by the progress schedules and the size, composition and scope of projects under contract at any given time.  In the current year, we expanded geographically through the addition of dredging and other projects along the eastern coast of the US.  In addition, our average project size in the second quarter of 2008 was $2.1 million, an increase as compared with the second quarter of 2007 of $1.5 million.   Revenue generated from government agencies, including federal, state and municipalities represented 45% of total revenues in the second quarter of the current year, with projects in the private sector comprising 55% of revenue, as compared with the second quarter of 2007, when the mix of customers included 56% from government agencies and 44% from the private sector.

Gross Profit.   Gross profit decreased $1.2 million, or 11.2%, in the second quarter of 2008 as compared with the corresponding period last year.  Approximately $2.0 million of the decrease in gross profit was attributable to deterioration of two dredging projects due to unforeseen site conditions that resulted in production delays and which adversely affected margins.  Gross margin for the three months ended June 30, 2008 was 14.7%, a decrease from 21.5% in the prior year period.  Due to the nature of contracts in progress in the second quarter of 2008, we self-performed approximately 86% of our work, a decrease as compared with the prior year period, when we self-performed approximately 90% of work, which generally reduces margins.

Selling, General and Administrative Expense. Selling, general and administrative expense for the second quarter of 2008 was $5.7 million, representing a decrease of $1.5 million as compared with the prior year period.  In May 2007, the Company incurred expenses related to its 144A stock transaction.  Offsetting this one time-expense last year were increases in the current year related to the amortization of the intangible assets acquired from Subaqueous Services, as well as increased expenses related to the addition of personnel and stock compensation expense related to grants under our long-term equity incentive programs.

Income Tax Expense  Our effective rate for the three months ended June 30, 2008 was 38.3% and differed from the Company’s statutory rate of 35% primarily due to state income taxes, non-deductible stock based compensation expense associated with employee incentive stock options and other permanent differences. The effective rate of 39.1% for the three months ended June 30, 2007 differed from the statutory rate principally due to state income taxes.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

	Six months ended June 30,
	2008		2007

	Amount	Percent	Amount	Percent
Contract revenues	$119,661	100.0%	$89,772	100.0%
Cost of contract revenues	99,759	83.4	69,182	77.1
Gross profit	19,902	16.6	20,590	22.9
Selling, general and administrative expenses	11,522	9.6	11,348	12.6
Operating income	8,380	7.0	9,242	10.3
Interest (income) expense
Interest (income)	(268)	(0.2)	(560)	(0.6)
Interest expense	490	0.4	839	0.9
Interest (income) expense, net	222	0.2	279	0.3
Income before income taxes	8,158	6.8	8,963	10.0
Income tax expense	2,911	2.4	3,397	3.8
Net income	$5,247	4.4%	$5,566	6.2%

Contract Revenues. Revenues for the six months ended June 30, 2008 increased approximately 33.3% as compared with the same period last year.  In the first half of 2007, we experienced delays in the commencement of work on several projects for reasons beyond our control and we elected to withdraw from a sole-source negotiated project, which reduced revenues in that period.  Governmental agencies represented 51% and 60%of revenues in the first six months of 2008 and 2007, respectively. Revenues generated from the private sector represented 49% and 40% of total revenues in each respective period of 2008 and 2007.

Gross Profit.   Gross profit decreased $0.7 million, or 3.3%, in the first half of 2008 as compared with the corresponding period last year.  Gross margin for the six months ended June 30, 2008 was 16.6%, a decrease from 22.9% in the prior year period.  The mix of contracts in progress in the first quarter of the current year put pressure on margin due to a larger component of material costs, such as concrete and steel, which generally are not marked up as much as labor and equipment intensive contracts, and thereby reduce margins.  In addition, gross margins were impacted by two dredging projects in the first and second quarter of 2008 as a result of significant production delays mostly related to unexpected amounts of trash and unforeseen adverse site conditions.

Selling, General and Administrative Expense. Selling, general and administrative expense increased slightly in the six months ended June 30, 2008 as compared with the prior year period.  Current year expenses include amortization related to intangible assets acquired from Subaqueous Services, a full complement of public company expenses and increased expense due to the addition of personnel.  In the second quarter of 2007, the Company incurred one-time expenses upon completion of its 144A stock offering.

Income Tax Expense  Our effective rate for the six months ended June 30, 2008 was 35.7% and differed from the Company’s statutory rate of 35% primarily due to state income taxes, non-deductible stock based compensation expense associated with employee incentive stock options and other permanent differences. In the first quarter of 2008, the Company revised its estimate of the impact of certain permanent deductions available to it on its federal tax return, which reduced its effective rate for the period.  The effective rate of 37.9% for the six months ended June 30, 2007 differed from the statutory rate principally due to state income taxes.

Liquidity and Capital Resources

Our primary liquidity needs are to maximize our working capital to continually improve our bonding position, invest in capital expenditures, expand internally, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility. At December 31, 2007, we had paid our debt facility in full and we had available cash of $12.6 million.  On February 29, 2008, we borrowed $35 million to fund the purchase of the assets of Subaqueous Services and at June 30, 2008, our net indebtedness, which is comprised of total debt less cash was $20.5 million.  We expect to meet our future internal liquidity and working capital needs from funds generated by our operating activities for the next 12 months.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2008, our working capital was $36.9 million compared to $32.5 million at December 31, 2007. The increase of $4.4 million in working capital was primarily due to an improved cash position and increases in accounts receivable, resulting from the increased revenues, and other prepaid items, including estimated tax payments, offset by an increase in liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts.  As of June 30, 2008, we had cash on hand and availability under our revolving credit facility of $22.3 million.

The following table provides information regarding our cash flows and capital expenditures for the six months ended June 30, 2008 and 2007 (unaudited):

	Six months ended June 30,
	2008	2007
Cash flows provided by operating activities	$12,180	$2,241
Cash flows used in investing activities	$(45,184)	$(2,407)
Cash flows provided by (used in) financing activities	$34,920	$(2,460)

Operating Activities. During the six months ended June 30, 2008, our operating activities provided $12.2 million of cash as compared to $2.2 million for the six months ended June 30, 2007. Contributing to the increase between comparable periods was an increase of $7.3 million within working capital components, related to the timing of cash receipts and payments.  In addition, we had increases in non-cash items affecting net income, such as depreciation and amortization expense associated with the equipment and intangible assets acquired from SSI, and an increase in non-cash stock-based compensation related to grants of options during 2007.

Investing Activities. On February 29, 2008, we purchased substantially all of the assets of SSI for a total purchase price of $35 million, plus $1.7 million related to the acquisition of projects under contract by SSI, for total cash related to the acquisition of $36.7 million.  We purchased heavy construction equipment not related to SSI totaling approximately $8.6 million, in the six months ended June 30, 2008, as compared with capital asset additions of $3.9 million in the three months ended June 30, 2007.

Financing Activities. The increase in cash provided by financing activities for the six months ended June 30, 2008 is attributable to our borrowing of $35 million under of line of credit to fund the assets purchased from SSI.  In the prior year period, we paid down our principal balances on our debt facility in the amount of $21.9 million, primarily through the use of cash received in connection with our stock offering.

Sources of Capital

In addition to our cash balances and cash provided by operations, we have a credit facility available to us to finance capital expenditures and working capital needs.

The Company has maintained a credit agreement with several participating banks since October 2004.  In July 2007, the Company restated its credit agreement with its existing lenders.  Debt under the new credit facility included the balance of the old credit facility of $3.1 million, which was paid in full in December 2007.  In addition, the terms of the credit facility provided for the Company to borrow up to $25 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.  At the discretion of the Company’s lenders, either the acquisition term loan facility or the revolving line of credit may be increased by $25 million, of which $10 million was used in the purchase of the assets of SSI.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At June 30, 2008, the Company had outstanding letters of credit of $692,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.8 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a rate of 0.20% of the unused balance.  As of June 30, 2008, no amounts had been drawn under the revolving line of credit.

As referenced in Note 3 in the Notes to Condensed Consolidated Financial Statements included herein, the Company borrowed $35 million to fund the purchase of the assets of SSI in February 2008 and amended its credit facility to reflect the borrowing.  Payments of interest are due quarterly beginning June 30, 2008.  Payments of principal commence December 31, 2008 in seven equal quarterly installments based on 2.5% of the balance outstanding on September 30, 2008, with the remaining balance due September 30, 2010.  All provisions under the credit facility mature on September 30, 2010.

Interest on the Company’s borrowings is based on the prime rate or LIBOR rate then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At June 30, 2008, interest on the Company’s outstanding loans was based on the prime rate.  The prime interest rate at June 30, 2008 was 4.0%.

The credit facility requires the Company to maintain certain financial ratios, including net worth, fixed charge and leverage ratios, and places other restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans and other actions.  The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries.  As of June 30, 2008, the Company was in compliance with all debt covenants.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At June 30, 2008, we believe our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $100 million in surety bonds outstanding.  During six months ended June 30, 2008, approximately 51% of projects, measured by revenue, required us to post a bond.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes outstanding borrowings under our floating rate credit agreement and fluctuations in commodity prices for concrete, steel products and fuel. An increase in interest rates of 1% would not have increased interest expense significantly for the three and months ended June 30, 2008.  Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for concrete, steel and fuel.  Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts.

As of June 30, 2008, there was $35.0 million outstanding under our credit agreement and there were no borrowings outstanding under our revolving credit facility; however, there were letters of credit issued in the amount of $692,000 which lower the amount available to us on the revolving facility to approximately $7.8 million.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2007 Form 10-K

Item 4.                      Submission of Matters to a Vote of Security Holders

Date of Meeting:                                           May 22, 2008

Type of Meeting:                                           Annual Meeting of Shareholders

Election of Directors

Nominee	Votes For	Votes Withheld
Thomas N. Amonett	17,257,914	6,950

Other Matters

	For	Against	Abstain
Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm	17,117,217	147,648	-0-

Item 5.                      Other Information

On May 22, 2008, our Board of Directors (the “Board”) approved certain changes to (i) the cash compensation of non-employee directors of the Company, and (ii) the equity compensation of non-employee directors of the Company, as recommended by the Compensation Committee of the Board.  The new cash and equity compensation program, which was approved by the Board, effective for 2008, is included as Exhibit 10.1 below in “Item 6. Exhibits”

Item 6.                      Exhibits

       10.1* Changes to compensation of non-employee directors, effective for 2008.
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
August 8, 2008	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
August 8, 2008	Mark R. Stauffer
Executive Vice President and Chief Financial Officer