Form 10-Q
period 2008-09-30
Orion Marine Group Inc
filed 2008-11-07
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of November 1, 2008, 21,553,678 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2008
INDEX

PART I	FINANCIAL INFORMATION
	Item 1	Financial Statements (Unaudited)	Page
		Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	3
		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	4
		Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2008	5
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	6
		Notes to Condensed Consolidated Financial Statements	7
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
	Item 4	Controls and Procedures	22
PART II	OTHER INFORMATION
	Item1	Legal Proceedings	23
	Item 1A	Risk Factors	23
	Item 4	Submission of Matters to a Vote of Security Holders	23
	Item 6	Exhibits	23

	SIGNATURES		24
	Exhibits
10.14 Executive Incentive Plan
10.15 Subsidiary Incentive Plan
        31.1    Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2    Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1    Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I – Financial Information
Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	September 30, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$18,985	$12,584
Accounts receivable:
Trade, net of allowance of $50 and $500, respectively	39,025	30,832
Retainage	6,083	7,620
Other	510	899
Inventory	654	646
Deferred tax asset	944	551
Costs and estimated earnings in excess of billings on uncompleted contracts	5,976	7,676
Prepaid expenses and other	8,225	739
Total current assets	80,402	61,547
Property and equipment, net	85,312	68,746
Goodwill	12,096	2,481
Intangible assets, net of amortization	4,761	653
Other assets	90	107
Total assets	$182,661	$133,534
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,500	$--
Accounts payable:
Trade	10,315	11,139
Retainage	511	678
Accrued liabilities	10,434	7,546
Taxes payable	--	2,324
Billings in excess of costs and estimated earnings on uncompleted contracts	13,578	7,408
Total current liabilities	38,338	29,095
Long-term debt, less current portion	31,500	--
Other long-term liabilities	494	--
Deferred income taxes	12,134	13,928
Deferred revenue	385	427
Total liabilities	82,851	43,450
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value, 50,000,000 shares authorized, 21,565,324 shares issued ; 21,553,678 outstanding	216	216
Treasury stock, $0.01 par value, 11,646 and 0 shares	--	--
Additional paid-in capital	55,051	54,336
Retained earnings	44,543	35,532
Total stockholders’ equity	99,810	90,084
Total liabilities and stockholders’ equity	$182,661	$133,534

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Contract revenues	$62,897	$59,999	$182,558	$149,771
Costs of contract revenues	50,297	45,668	150,056	114,850
Gross profit	12,600	14,331	32,502	34,921
Selling, general and administrative expenses	7,357	5,274	18,879	16,622
Income from operations	5,243	9,057	13,623	18,299
Interest (income) expense
Interest income	(107)	(214)	(375)	(774)
Interest expense	365	71	855	910
Interest (income) expense, net	258	(143)	480	136
Income before income taxes	4,985	9,200	13,143	18,163
Income tax expense	1,221	3,437	4,132	6,834
Net income	$3,764	$5,763	$9,011	$11,329

Net income	$3,764	$5,763	$9,011	$11,329
Preferred dividends	--	--	--	777
Earnings available to common stockholders	$3,764	$5,763	$9,011	$10,552

Basic earnings per share	$0.18	$0.27	$0.42	$0.57
Diluted earnings per share	$0.17	$0.26	$0.41	$0.55
Shares used to compute earnings per share:
Basic	21,487,542	21,447,492	21,478,238	18,631,171
Diluted	21,840,825	21,851,107	21,844,619	19,271,091

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In Thousands, Except Share Information)

					Additional
	Common Stock		Treasury Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2008	21,565,324	$216	--	$--	$54,336	$35,532	$90,084

Stock-based compensation					766		766

Purchase of restricted shares into treasury	(11,646)	--	11,646	--

Expenses from the sale of common stock					(51)		(51)

Net income	--	--	--	--	--	9,011	9,011
Balance September 30, 2008	21,553,678	$216	11,646	$--	$55,051	$44,543	$99,810

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$9,011	$11,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,862	9,342
Deferred financing cost amortization	184	150
Non-cash interest expense	22	65
Bad debt expense	50	--
Deferred income taxes	(2,187)	(814)
Stock-based compensation	766	668
Gain on sale of property and equipment	(1,040)	(333)
Change in operating assets and liabilities:
Accounts receivable	(5,701)	(7,679)
Inventory	(8)	(46)
Prepaid expenses and other	(3,282)	(486)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,930	(3,511)
Accounts payable	(991)	68
Accrued liabilities	3,357	(952)
Income tax payable	(6,540)	1,679
Billings in excess of costs and estimated earnings on uncompleted contracts	5,988	(3,111)
Deferred revenue	(42)	(41)
Net cash provided by operating activities	16,379	6,328
Cash flows from investing activities:
Acquisition of assets of Subaqueous Services, Inc.	(36,713)	--
Proceeds from sale of property and equipment	3,581	1,885
Purchase of property and equipment	(11,715)	(7,939)
Net cash used in investing activities	(44,847)	(6,054)
Cash flows from financing activities:
Payments on long-term debt	--	(23,357)
Borrowing on credit facility	35,000	—
Purchase of treasury stock	--	—
Exercise of stock options	--	48
Payment of accumulated preferred dividends and liquidation of preferred stock	--	(40,431)
(Expenses) proceeds from the sale of common stockstock	(51)	261,074
Redemption of common stock	--	(201,555)
Increase in loan costs	(80)	(194)
Net cash provided by (used in) financing activities	34,869	(4,415)
Net change in cash and cash equivalents	6,401	(4,141)
Cash and cash equivalents at beginning of period	12,584	18,561
Cash and cash equivalents at end of period	$18,985	$14,420
Supplemental disclosures of cash flow information: cash paid during the period for:
Interest	$492	$926
Taxes	$12,405	$7,804

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2008
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

At September 30, 2008 and December 31, 2007, no single customer accounted for more than 10% of total receivables.  In the three months ended September 30, 2008 and 2007, one customer in each period generated revenue in excess of 10% of total revenues, representing 10.8% and 10.6% of contract revenues, respectively.  In the nine months ended September 30, 2008 no customer generated revenues in excess of 10% of total revenues.  In the nine months ended September 30, 2007, two customers generated revenues in excess of 10% of total revenues, representing 14.4% and 12.1% of revenues in each respective period.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. In the second quarter of 2008, the Company recovered a receivable it had previously partially reserved as a doubtful account.  As of September 30, 2008 and December 31, 2007, the Company had an allowance for doubtful accounts of $50,000 and $500,000, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at September 30, 2008 totaled $6.1 million, of which $2.1 million is expected to be collected beyond 2008.  Retention at December 31, 2007 totaled $7.6 million.

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

Recently Issued Accounting Pronouncements

SFAS 157. As of January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. We have determined that the adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows and do not believe any of the Company’s assets or liabilities are subject to the quarterly recurring measurement provisions of SFAS 157.  The disclosure requirements for assets and liabilities assessed on a non-recurring basis have been deferred by FASB Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157” until fiscal years beginning after November 15, 2008

SFAS 157-3.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”.  FSP 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets.  The FSP is effective immediately and includes those periods for which financial statements have not been issued.  The Company does not have any financial assets that are valued using inactive markets, and as a result, the Company is not impacted by the issuance of FSP 157-3.

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
$35,000

The Company’s condensed consolidated financial statements at September 30, 2008 include results of SSLLC for the period since the acquisition.  Pro-forma information is presented below as if the asset purchase had occurred on January 1 of each reporting period:

	Three months ended September 30,		Nine months ended September 30,
	2008(Actual)	2007	2008	2007
Revenue	$62,897	$72,262	$185,336	$186,560
Income before taxes	$4,985	$9,212	$12,369	$18,470
Net income	$3,764	$5,764	$8,533	$11,479
Earnings per share:
Basic	$0.18	$0.27	$0.40	$0.57
Diluted	$0.17	$0.26	$0.39	$0.56

4.  Contracts in Progress

Contracts in progress are as follows at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$218,082	$379,268
Estimated earnings	54,555	131,437
	272,637	510,705
Less: Billings to date	(280,239)	(510,437)
	$(7,602)	$268
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,976	$7,676
Billings in excess of costs and estimated earnings on uncompleted contract	(13,578)	(7,408)
	$(7,602)	$268

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

5.  Property and Equipment

The following is a summary of property and equipment at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Automobiles and trucks	$1,536	$1,807
Building and improvements	11,914	12,363
Construction equipment	86,486	74,736
Dredges and dredging equipment	38,122	24,189
Office equipment	1,108	891
	139,166	113,986
Less: accumulated depreciation	(65,667)	(56,223)
Net book value of depreciable assets	73,499	57,763
Construction in progress	6,591	5,761
Land	5,222	5,222
	$85,312	$68,746

For the three months ended September 30, 2008 and 2007, depreciation expense was $3.9 million and $3.1 million, respectively and for the nine months ended September 30, 2008, depreciation expense was $11.2 million and $9.3 million, respectively.  The assets of the Company are pledged as collateral for debt obligations in the amount of $35.0 million and $0 million at September 30, 2008 and December 31, 2007, respectively. The debt obligations mature in September 2010.

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

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At September 30, 2008, the Company had outstanding letters of credit of $692,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.8 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a rate of 0.20% of the unused balance.  As of November 1, 2008, no amounts had been drawn under the revolving line of credit.

As referenced in Note 3 above, the Company borrowed $35 million to fund the purchase of the assets of SSI in February 2008 and amended its credit facility to reflect the borrowing.  Payments of interest are due quarterly.  Payments of principal commence December 31, 2008 in seven equal quarterly installments of $875,000, plus an annual principal payment based on year end results, beginning December 31, 2008, with the remaining balance due September 30, 2010.  All provisions under the credit facility mature on September 30, 2010.

Interest on the Company’s borrowings is based on the prime rate, less an applicable margin, or LIBOR rate, plus an applicable margin, then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At September 30, 2008, interest on the Company’s outstanding loans was based on prime.  The prime interest rate, less the applicable margin, at September 30, 2008 was 4.0%.

The credit facility requires the Company to maintain certain financial ratios, including net worth, fixed charge and leverage ratios, and places other restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans and other actions.  The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries.  As of September 30, 2008, the Company was in compliance with all debt covenants.

7.  Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended September 30, 2008 was 24.5% and differed from the Company’s statutory rate of 35% primarily due to true-ups of federal and state deferred taxes and the benefit of the domestic production deduction. During 2008, the Company revised its estimate of the impact of certain permanent deductions, among other factors, available to it on its federal tax return, which reduced its effective rate for the period, thereby reducing the effective rate for the nine months ended September 30, 2008 to 31.4%.  The Company’s effective tax rate of 37.4% and 37.6% for the three and nine months ended September 30, 2007, respectively, differed from the statutory rate principally due to state income taxes.

	Current	Deferred	Total
Three months ended September 30, 2008:
U.S. Federal	$2,342	$(899)	$1,443
State and local	60	(282)	(222)
	$2,402	$(1,181)	$1,221
Three months ended September 30, 2007:
U.S. Federal	$3,311	$212	$3,523
State and local	(86)	—	(86)
	$3,225	$212	$3,437

	Current	Deferred	Total
Nine months ended September 30, 2008:
U.S. Federal	$5,603	$(1,988)	$3,615
State and local	716	(199)	517
	$6,319	$(2,187)	$4,132
Nine months ended September 30, 2007:
U.S. Federal	$7,383	$(814)	$6,569
State and local	265	—	265
	$7,648	$(814)	$6,834

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to September 30, 2009.

8.  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three and nine months ended September 30, 2008, 569,840 common stock equivalents were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive.  No common stock equivalents were considered anti-dilutive at September 30, 2007.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended September 30
	2008	2007
Basic:
Weighted average shares outstanding	21,557,601	21,565,324
Less weighted average non-vested restricted stock	70,059	117,832
Total basic weighted average shares outstanding	21,487,542	21,447,492
Diluted:
Total basic weighted average shares outstanding	21,487,542	21,447,492
Effect of dilutive securities:
Common stock options	275,726	285,945
Non-vested restricted stock	77,557	117,670
Total weighted average shares outstanding assuming dilution	21,840,825	21,851,107

	Nine months ended September 30
	2008	2007
Basic:
Weighted average shares outstanding	21,562,721	18900,482
Less weighted average non-vested restricted stock	84,483	269,310
Total basic weighted average shares outstanding	21,478,238	18,631,171
Diluted:
Total basic weighted average shares outstanding	21,478,238	18,631,171
Effect of dilutive securities:
Common stock options	277,648	330,273
Non-vested restricted stock	88,733	309,647
Total weighted average shares outstanding assuming dilution	21,844,619	19,271,091

9.  Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s two stock incentive plans (the “LTIP” and the “2005 Plan”).  In general, the plans provide for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but generally are 10 years.  Options generally vest over a three to five year period.  Total shares of common stock that may be delivered under the LTIP and the 2005 Plan may not exceed 2,943,946.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  In March 2008, the Company granted options to purchase 15,000 shares of common stock. The awards granted in March 2008 used the following assumptions:

Expected life of options	6 years
Expected volatility	36.7%
Risk-free interest rate	2.92%
Dividend yield	0.0%
Grant date fair value	$5.35

For the three months ended September 30, 2008 and 2007, compensation expense related to stock options outstanding for the periods was $258,000 and $165,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $766,000 and $311,000, respectively.  Compensation expense for restricted shares granted in May 2007 and which immediately vested totaled $357,000.

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

We have been named as one of a substantial number of defendants in numerous individual claims and lawsuits brought by the residents and landowners of New Orleans, Louisiana and surrounding areas in the United States District Court for the Eastern District of Louisiana. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, (E.D. La,), which was instituted in late 2005. While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions. The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages. The Corps of Engineers has contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a recent decision (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, "Order and Reasons," March 9, 2007 (E.D. La, 2007)), we believe that we have no liability under these claims as we believe we did not deviate from our contracted scope of work on a project. In June of 2007, however, the plaintiffs have taken an appeal of this decision to the United States Court of Appeals for the Fifth Circuit, where currently all actions remaining in this litigation will be lodged.

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

12.  Stockholders’ Equity

Common Stock

Prior to May 2007, the Company had a capital structure consisting of Class A and Class B Common stock.  The Class A stock was entitled to receive cumulative dividends at the annual rate of 6 percent of the original issue price. On May 17, 2007, the Company converted all Class A stock into preferred, redeemed all such Class A stock and paid all outstanding dividends, totaling $5.4 million.  Upon redemption, the preferred stock was retired.  The Class B common stock was converted into common stock and was subject to a 1 for 2.23 exchange of outstanding shares.  The Company has authorized 50,000,000 shares, of which 21,565,324 have been issued.  Common stockholders are entitled to vote and to receive dividends if declared.

In July 2008, 11,646 shares of non-vested restricted stock were forfeited.  Pursuant to the Company’s 2005 Stock Plan, the Company exercised its right to repurchase these shares at the price of $0.02 per share.  These shares are recorded as common shares held in treasury on the Company’s balance sheet.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Unless the context otherwise indicates, all references in this quarterly report to “Orion,” “the company,” “we,” “our,” or “us” are to Orion Marine Group, Inc. and its subsidiaries taken as a whole.

Certain information in this Quarterly Report on Form 10-Q, including but not limited to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may constitute forward-looking statements as such term is defined within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

All statements other than statements of historical facts, including those that express a belief, expectation, or intention are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future operations, revenues, income, profitability, and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal”, or other words that convey the uncertainty of future events or outcomes.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K) (beginning on page 16 thereto) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by  applicable securities law, and we caution you not to rely on them unduly.

The purpose of MD&A is to provide a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2007 audited consolidated financial statements and notes thereto included in its 2007 Form 10-K (beginning on page F1 thereto), Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Form 10-K (beginning on page 34 thereto), and with our unaudited financial statements and related notes appearing elsewhere in this quarterly report.

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast and the Atlantic Seaboard and in the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 54% of our revenue in the nine months ended September 30, 2008, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

Our contracts are obtained primarily through competitive bidding in response to “requests for proposals” by federal, state and local agencies and through negotiation with private parties. Our bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, ability to obtain necessary surety bonds, and competitive considerations. The timing and location of awarded contracts may result in unpredictable fluctuations in the results of our operations.

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

All of these factors can impose inefficiencies on contract performance, which can impact the timing of revenue recognition and contract profitability. We plan our operations and bidding activity with these factors in mind.

Recent Developments

During the summer months of 2008, the Atlantic and Gulf coastal regions of the United States were affected by seven named storms which shut down the operations of the Company at various times.  All of the Company’s projects were disrupted by at least one storm, and several projects were delayed by as many as three storms.  Approximately $6.0 million of revenue expected to be recognized in the third quarter shifted into future periods due to the storm activity.

On October 9, 2008, the US Occupational Safety and Health Administration (“OSHA”) published for comment in the Federal Register (73 Federal Register 59714) a proposed rule regarding safety hazards associated with the use of hoisting equipment, such as cranes, in construction activities.  The Company uses hoisting equipment, including cranes.  The proposed rule, which includes additional training, inspection, certification, and operating requirements, has not been finalized and is subject to public comment.  The Company is actively assessing potential impacts of the proposed rule to its operations.

As discussed in Note 3 in the Notes to Condensed Consolidated Financial Statements included herein, the Company completed the acquisition of substantially all of the assets of Subaqueous Services, Inc. (“SSI”) on February 29, 2008.   In May 2008, we learned of a federal criminal investigation that appears to relate to certain contracts and contracting activities in the Jacksonville, Florida area, of, among others, the Jacksonville Port Authority and SSI.  It does not appear that the Company, or any of its subsidiaries, or their respective operations, is the focus of such investigation.  Nevertheless, investigators have secured certain documents and other materials from the Company concerning SSI’s operations and activities prior to the sale of its assets to the Company.  The Company is further cooperating with the investigation, including responding to requests for any additional relevant documents or materials.  Based on information available to us at this time, we do not anticipate that the investigation will have any material adverse impact on the Company’s financial condition or results of operations.

Outlook

General worldwide economic conditions have deteriorated due to credit conditions impacted by the sub-prime mortgage turmoil and other factors.  Concerns over slower or declining economic growth are affecting numerous industries and companies, and many states are facing difficult budget decisions which could result in reduced demand for general construction projects.  This reduced demand may increase the number of potential bidders in our markets and could increase the competitive environment through pressure on pricing.  Budgeting decisions and constraints due to the tight credit markets may result in diversion of governmental funding from projects we perform to other uses.  A weak economy may also produce less tax revenue, thereby decreasing funds for public sector projects.  However, to date, we have not seen a significant decline in our end market bidding activity, including port development projects, cruise ship pier development, and general infrastructure maintenance and upgrades.  Additionally, recent supplemental emergency funding legislation was signed into law which provides $740 million to the Corp of Engineers to be used for emergency dredging and construction projects in storm affected areas, which include the markets in which we operate.

The cost of certain commodities used in our business, such as concrete, steel and fuel, continued to fluctuate significantly in recent months.  Because our projects are normally short-term in nature, we are generally able to include price increases in the costs of our bids, and, in certain circumstances, may be able to negotiate for price escalations during the execution of a contract.   However, certain projects may be negatively impacted by substantial cost increases.

We evaluated our credit exposure in response to the current global credit market crises.  During the nine months ended September 30, 2008, our operations provided cash from operations in excess of $16.0 million and our cash position at September 30, 2008 was in excess of $18.0 million.  Our operations are not currently dependent on external short-term funding and we have not utilized our available borrowing of $7.8 million under our revolving credit facility.

Acquisition of assets

As discussed in Note 3 in the Notes to Condensed Consolidated Financial Statements included herein, SSLLC, a wholly-owned subsidiary of the Company purchased substantially all of the assets and related business of Subaqueous Services.  Since the date of acquisition, we have integrated these assets into our operations, and stand-alone financial information is not provided.

Consolidated Results of Operations

Three months ended September 30, 2008 compared with three months ended September 30, 2007

	Three months ended September 30,
	2008		2007

	Amount	Percent	Amount	Percent
Contract revenues	$62,897	100.0%	$59,999	100.0%
Cost of contract revenues	50,297	80.0	45,668	76.1
Gross profit	12,600	20.0	14,331	23.9
Selling, general and administrative expenses	7,357	11.7	5,274	8.8
Operating income	5,243	8.3	9,057	15.1
Interest (income) expense
Interest (income)	(107)	(0.2)	(214)	(0.4)
Interest expense	365	0.6	71	0.1
Interest (income) expense, net	258	0.4	(143)	(0.3)
Income before income taxes	4,985	7.9	9,200	15.4
Income tax expense	1,221	1.9	3,437	5.7
Net income	$3,764	6.0%	$5,763	9.6%

Contract Revenues. Revenues for the three months ended September 30, 2008 increased approximately 4.8% as compared with the same period last year.  However, the Atlantic and Gulf Coast areas experienced an active hurricane season, with seven named storms disrupting all projects throughout the Company at some point in time during the third quarter.  Several projects felt the impact of as many as three storms.  Demobilization prior to the storm, and remobilization after conditions were safe to return to the jobsite delayed construction and pushed approximately $6.0 million of revenues expected to be recognized in the third quarter into future periods.

Gross Profit.   Gross profit for the third quarter of 2008 was $12.6 million, representing a decrease of $1.7 million, or 12.1%, as compared with the corresponding period last year when certain jobs in progress during the third quarter of 2007 generated high margins.  Approximately 12.6% of work during the third quarter of 2008 was performed by outside subcontractors, as compared with 9.5% in the third quarter of 2007.  Such an increase in work performed by subcontractors generally reduces margins.

Selling, General and Administrative Expense. Selling, general and administrative expense for the third quarter of 2008 was $7.4 million, an increase of $2.1 million as compared with the prior year period.  The increase was related to the amortization of the intangible assets, as well as additional overhead cost for personnel, related to the purchase of the assets from SSI, and a full complement of expenses as a public company in the current year.

Income Tax Expense  The effective rate for the three months ended September 30, 2008 was 24.5% and differed from the Company’s statutory rate of 35% primarily due to the benefit of the domestic production deduction on the Company’s tax return and to true-ups of federal and state deferred taxes.  Excluding these true-ups, which should not reoccur, our effective tax rate for the quarter was 36.4%.  The true-ups represent approximately $0.02 per diluted share.  The effective rate of 37.4% for the three months ended September 30, 2007 differed from the statutory rate principally due to state income taxes.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

	Nine months ended September 30,
	2008		2007

	Amount	Percent	Amount	Percent
Contract revenues	$182,558	100.0%	$149,771	100.0%
Cost of contract revenues	150,056	82.2	114,850	76.7
Gross profit	32,502	17.8	34,921	23.3
Selling, general and administrative expenses	18,879	10.3	16,622	11.1
Operating income	13,623	7.5	18,299	12.2
Interest (income) expense
Interest (income)	(375)	(0.2)	(774)	(0.5)
Interest expense	855	0.5	910	0.6
Interest (income) expense, net	480	0.3	136	0.1
Income before income taxes	13,143	7.2	18,163	12.1
Income tax expense	4,132	2.3	6,834	4.6
Net income	$9,011	4.9%	$11,329	7.5%

Contract Revenues. Revenues for the nine months ended September 30, 2008 increased approximately 21.9% as compared with the same period last year.  In the current year, we expanded geographically through the addition of dredging and other projects along the eastern coast of the United States.  In the first and second quarters of 2007, we experienced delays in the commencement of work on several projects for reasons beyond our control and we elected to withdraw from a sole-source negotiated project, which reduced revenues in that period.  Governmental agencies represented 54% and 57% of revenues in the first nine months of 2008 and 2007, respectively. Revenues generated from the private sector represented 46% and 43% of total revenues in each respective period of 2008 and 2007.   Our average project size in the first nine months of 2008 was $2.5 million, an increase as compared with $1.7 million in the same period last year.

Gross Profit.   Gross profit decreased $2.4 million, or 6.9%, in the first nine months of 2008 as compared with the corresponding period last year.  Gross margin for the nine months ended September 30, 2008 was 17.8%, a decrease from 23.3% in the prior year period.  The mix of contracts in progress in the first and third quarters of the current year put pressure on margin due to a larger component of outside subcontracting costs and material costs, such as concrete and steel, which generally are not marked up as much as labor and equipment intensive contracts, and thereby reduce margins.  In addition, gross margins were impacted by two dredging projects in the first and second quarter of 2008 as a result of significant production delays mostly related to unexpected amounts of trash and unforeseen adverse site conditions.  Also, the corresponding period in 2007 included several projects which generated high margins.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $2.3 million in the nine months ended September 30, 2008 as compared with the prior year period.  Current year expenses include amortization related to intangible assets as well as additional overhead costs for personnel related to the purchase of the assets from SSI and a full complement of expenses as a public company in the current year.

Income Tax Expense.  Our effective rate for the nine months ended September 30, 2008 was 31.4% and differed from the Company’s statutory rate of 35% primarily due to the benefit of the domestic production deduction on the Company’s tax return and to true-ups of federal and state deferred taxes.  Excluding these true-ups, which should not reoccur, our effective tax rate for the nine month period was 36.0% and differed from the statutory rate due to our estimate of the impact of certain permanent deductions available on our federal tax return, offset by increases in state income taxes.  The true-ups represent approximately $0.02 per diluted share.  The effective rate of 37.6% for the nine months ended September 30, 2007 differed from the statutory rate principally due to state income taxes.

Liquidity and Capital Resources

Our primary liquidity needs are to maximize our working capital to continually improve our bonding position, invest in capital expenditures, expand internally, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility. At December 31, 2007, we had paid our debt facility in full and we had available cash of $12.6 million.  On February 29, 2008, we borrowed $35 million to fund the purchase of the assets of Subaqueous Services and at September 30, 2008, our net indebtedness, which is comprised of total debt less cash, was $16.1 million.  We expect to meet our future internal liquidity and working capital needs from funds generated by our operating activities for the next 12 months.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2008, our working capital was $42.1 million compared to $32.5 million at December 31, 2007. The increase of $9.6 million in working capital was primarily due to an improved cash position and increases in accounts receivable, resulting from the increased revenues, and other prepaid items, including our estimate of tax pre-payments, offset by an increase in liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, which represents timing of billings to customers particularly for mobilization.  As of September 30, 2008, we had cash on hand and availability under our revolving credit facility of $26.7 million.

We evaluated our credit exposure in response to the current global credit market crises.  During the nine months ended September 30, 2008, our operations provided cash from operations in excess of $16.0 million and our cash position at September 30, 2008 was in excess of $18.0 million.  Our operations are not currently dependent on external short-term funding and we have not utilized our available borrowing of $7.8 million under our revolving credit facility.

The following table provides information regarding our cash flows and capital expenditures for the nine months ended September 30, 2008 and 2007 (unaudited):

	Nine months ended September 30,
	2008	2007
Cash flows provided by operating activities	$16,379	$6,328
Cash flows used in investing activities	$(44,847)	$(6,054)
Cash flows provided by (used in) financing activities	$34,869	$(4,141)

Operating Activities. During the nine months ended September 30, 2008, our operating activities provided $16.4 million of cash as compared to $6.3 million for the nine months ended September 30, 2007. The increase was due primarily to improved collections of receivables as compared with the prior year period and improved timing of billings to customers in relation to work performed, offset by increases in prepaid items including tax payments.  In addition, we had increases in non-cash items affecting net income, such as depreciation and amortization expense associated with the equipment and intangible assets acquired from SSI, and an increase in non-cash stock-based compensation related to grants of options during 2007.

Investing Activities. On February 29, 2008, we purchased substantially all of the assets of SSI for a total purchase price of $35 million, plus $1.7 million related to the acquisition of projects under contract by SSI, for total cash related to the acquisition of $36.7 million.  We purchased heavy construction equipment not related to SSI totaling approximately $11.7 million, in the nine months ended September 30, 2008, as compared with capital asset additions of $8.0 million in the three months ended September 30, 2007.

Financing Activities. The increase in cash provided by financing activities for the nine months ended September 30, 2008 is attributable to our borrowing of $35 million under of line of credit to fund the assets purchased from SSI.  In the prior year period, we paid down our principal balances on our debt facility in the amount of $23.4 million, primarily through the use of cash received in connection with our stock offering.

Sources of Capital

In addition to our cash balances and cash provided by operations, we have a credit facility available to us to finance capital expenditures and working capital needs.

The Company has maintained a credit agreement with several participating banks since October 2004.  In July 2007, the Company restated its credit agreement with its existing lenders.  Debt under the new credit facility included the balance of the old credit facility of $3.1 million, which was paid in full in December 2007.  In addition, the terms of the credit facility provided for the Company to borrow up to $25 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.  At the discretion of the Company’s lenders, either the acquisition term loan facility or the revolving line of credit may be increased by $15 million.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At September 30, 2008, the Company had outstanding letters of credit of $692,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.8 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a rate of 0.20% of the unused balance.  As of September 30, 2008, no amounts had been drawn under the revolving line of credit.

As referenced in Note 3 in the Notes to Condensed Consolidated Financial Statements included herein, the Company borrowed $35 million to fund the purchase of the assets of SSI in February 2008 and amended its credit facility to reflect the borrowing.  Payments of interest are due quarterly.  Payments of principal commence December 31, 2008 in seven equal quarterly installments of $875,000, plus an annual principal payment based on year end results, beginning December 31, 2008, with the remaining balance due September 30, 2010.  All provisions under the credit facility mature on September 30, 2010.

Interest on the Company’s borrowings is based on the prime rate, less an applicable margin, or LIBOR rate, plus an applicable margin, then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At September 30, 2008, interest on the Company’s outstanding loans was based on prime.  The prime interest rate, less the applicable margin, at September 30, 2008 was 4.0%.

The credit facility requires the Company to maintain certain financial ratios, including net worth, fixed charge and leverage ratios, and places other restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans and other actions.  The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries.  As of September 30, 2008, the Company was in compliance with all debt covenants.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At September 30, 2008, we believe our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $100 million in surety bonds outstanding.  During nine months ended September 30, 2008, approximately 51% of projects, measured by revenue, required us to post a bond.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes outstanding borrowings under our floating rate credit agreement and fluctuations in commodity prices for concrete, steel products and fuel. An increase in interest rates of 1% would not have increased interest expense significantly for the three and months ended September 30, 2008.  Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for concrete, steel and fuel.  Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts.

As of September 30, 2008, there was $35.0 million outstanding under our credit agreement and there were no borrowings outstanding under our revolving credit facility; however, there were letters of credit issued in the amount of $692,000 which lower the amount available to us on the revolving facility to approximately $7.8 million.

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

Item 1A.  Risk Factors

The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse affect on our revenue and profitability.

Concerns over slower or declining economic growth is affecting numerous industries and companies and many states are facing difficult budget decisions which could result in reduced demand for general construction projects.  This reduced demand may increase the number of potential bidders in our markets and could increase the competitive environment through pressure on pricing.  Budgeting decisions and constraints due to the tight credit markets may result in diversion of governmental funding from projects we perform to other uses.  A weak economy may also produce less tax revenue, thereby decreasing funds for public sector projects.  Lower levels of activity may result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

General worldwide economic conditions have deteriorated due to credit conditions impacted by the sub-prime mortgage turmoil and other factors.  We may face challenges if conditions in the financial markets do not improve.  While these conditions have not impaired the Company’s ability to access credit markets and finance operations, at this time, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.  A continuing shortage of liquidity could have an impact on the lenders under our credit facility or on our customers,

Item 4.                      Submission of Matters to a Vote of Security Holders

None

Item 5.                      Other Information

None

Item 6.                      Exhibits

10.14*                      Executive Incentive Plan
10.15*                      Subsidiary Incentive Plan
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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
November 6, 2008	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
November 6, 2008	Mark R. Stauffer
Executive Vice President and Chief Financial Officer