Form 10-K
period 2008-12-31
Orion Marine Group Inc
filed 2009-03-16
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
[√]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Large Accelerated Filer [  ]                                           Accelerated Filer [√]                                           Non-accelerated filer [  ]                                           Smaller reporting company [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) [  ] Yes[√] No

There were 21,565,720 shares of common stock outstanding as of March 5, 2009.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $300.1 million as of June 30, 2008, based upon the last reported sales price on the NASDAQ Global Market on that date.

DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued on connection with the 2009 Annual Meeting of Stockholders

ORION MARINE GROUP, INC.

2008 Annual Report on Form 10-K

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

--

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

History
We were founded in 1994 as a marine construction project management business.  Initially, we performed work along the continental Unites States coastline, as well as in Alaska, Hawaii and the Caribbean Basin.  In 1997 we expanded beyond the project management business, established fixed geographic operating bases and made four acquisitions between 1997 and 2003.  In 2004, we were acquired by Orion Marine Group, Inc. (formerly known as Hunter Acquisition Corp., a corporation formed and controlled by our former principal stockholders) and we incorporated under the laws of the State of Delaware.  In March and April 2007, we revised our subsidiary and holding company structure and completed a Rule 144A Private Placement common stock offering.  In August 2007, we filed a Registration Statement on Form S-1 seeking registration of shares of common stock held by the selling shareholders therein identified, which became effective in December 2007.  The common stock of Orion Marine Group, Inc. commenced trading publicly on December 20, 2007 and is currently listed on the NASDAQ Global Select Market under the symbol OMGI.  On February 29, 2008, a newly-formed, wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement to purchase substantially all of the assets (excepting certain current assets) of Orlando, Florida-based Subaqueous Services, Inc. (“SSI”), for a purchase price of $35 million (the “SSI Transaction”), which is discussed in further detail in Note 4 in the Notes to Consolidated Financial Statements.  Unless the context otherwise requires, all references herein to “Orion”, the “Company”, the “Registrant”, “we”, “us” or “our” refer to Orion Marine Group, Inc. and its consolidated subsidiaries.

Business Strategy
General
We pursue the following business strategies in order to improve our business and prospects, increase our revenue and profitability and, ultimately, enhance stockholder value:

Expand and Fill in Our Service Territory
We grow our business by seeking opportunities in other geographic markets by establishing a physical presence in new areas through selective acquisitions or greenfield expansions.

Pursue Strategic Acquisitions
We evaluate acquisition opportunities in parallel with our greenfield expansion.  Our strategy will include timely and efficient integration of such acquisitions into our culture, bidding process and internal controls.  We believe that attractive acquisition candidates are available due to the highly fragmented and regional nature of the industry, high cost of capital for equipment and the desire for liquidity among an aging group of existing business owners.  We believe our financial strength, industry expertise and experienced management team will be attractive to acquisition candidates.

Continue to Capitalize on Favorable Long-Term Industry Trends
Our growth has been driven by our ability to capitalize on increased infrastructure spending across multiple end-markets we serve including port infrastructure, government funded projects, transportation, oil and gas, and environmental restoration markets.

Continue to Reinvest in our Core Business
Since our inception, we have focused on pursuing technically complex projects where our specialized services and equipment differentiate us from our competitors.  We intend to continue to grow our fleet through the purchase and development of equipment.

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

Marine Construction Services
These services include construction of marine transportation facilities, marine pipelines, bridges and causeways, and marine environmental structures.  We generally serve as the prime contractor for many of these types of projects and we have the capability of providing design-build services.

Marine transportation facility construction projects include public port facilities for container ship loading and unloading; cruise ship port facilities; private terminals; special-use Navy terminals, recreational use marinas and docks, and other marine-based facilities.  These projects typically consist of steel or concrete fabrication dock or mooring structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile up to 90 feet below the surface to provide a foundation for the port facility that we subsequently construct on the piles.  We also provide on-going maintenance and repair, as well as inspection services and emergency repair, and demolition and salvage to such facilities.

Our marine pipeline service projects generally include the installation and removal of underwater buried pipeline transmission lines; installation of pipeline intakes and outfalls for industrial facilities; construction of pipeline outfalls for wastewater and industrial discharges; river crossing and directional drilling; creation of hot taps and tie-ins; and inspection, maintenance and repair services.

Our bridge and causeway projects include the construction, repair and maintenance of all types of bridges and causeways, as well as the development of fendering systems over marine environments, and we serve as the prime contractor for many of these projects, some of which may be design-build contracts.  These projects involve fabricating steel or concrete structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile to create support for the concrete deck roadways that we subsequently construct on the piles.  These piles can exceed 50 inches in diameter, can range up to 170 feet in overall length, and are often driven 90 feet into the sea floor.  We also provide ongoing maintenance and repair, as well as emergency repair, to bridges, pile supports, and fendering systems for bridges.

Marine environmental structure projects may include the installation of concrete mattresses to ensure erosion protection; construction of levees to contain environmental mitigation projects, and the installation of geotubes for wetlands and island creation.  Such structures are used for erosion control, wetlands creation and environmental remediation.

Dredging services
Projects involving dredging generally enhance or preserve the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.   Dredging involves removing mud and silt from the channel floor by means of a mechanical backhoe, crane and bucket or cutter suction dredge and pipeline systems. Dredging is integral to capital and maintenance projects, including: maintenance for previously deepened waterways and harbors to remove silt, sand and other accumulated sediments; construction of breakwaters, jetties, canals and other marine structures; deepening ship channels and wharves to accommodate larger and deeper draft ships; containing erosion of wetlands and coastal marshes; land reclamation; and beach nourishment and creation of wildlife refuges.  Maintenance dredging projects provide a source of recurring revenue as active channels typically require dredging every one to three years due to natural sedimentation.  The frequency of maintenance dredging may be accelerated by rainfall and major weather events such as hurricanes.  Areas where no natural deep water ports exist, such as the Texas Gulf Coast, require substantial maintenance dredging.  We maintain multiple specialty dredges of various sizes and specifications to meet customer needs.

Specialty Services
Our specialty services include salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair.  Our diving services are largely performed in shallow water with little to no visibility and include inspections, salvage and pile restoration and encapsulation.  Our survey services include surveying pipelines and performing hydrographic surveys which determine the configuration of the floors of bodies of water and detect and identify wrecks and obstructions.  Most of these specialty services support our other construction services and provide an incremental touch-point with our customers.

Industry Overview
Our services are provided to customers in diverse end markets, including port expansion and maintenance, bridges, causeways and other marine infrastructure, the cruise industry, the Department of Defense, the oil and gas industry, coastal protection and reclamation, along with hurricane restoration and repair and environmental remediation.  We believe that this diversity in our customer base will enable us to utilize our resources to lessen the negative effects of any downturn in a specific end market.

Port Expansion and Maintenance
Ports and harbors are vital to trade for the U.S. economy, help position the U.S. as a leader in global trade and are essential to national security. We anticipate that U.S. ports will need to build larger dock space and deepen their channels to accommodate larger container, dry bulk and liquid cargo ships in order to remain globally competitive.

Ports located on the Gulf Coast can also expect greater volume growth as the Panama Canal expansion projects should contribute to increased traffic of larger container ships from the Pacific Ocean bypassing Long Beach, California. As a part of our existing operations, we service most major ports across the Gulf Coast and Florida. We are also targeting growth along the Atlantic Seaboard where additional major ports, such as Savannah, Charleston and Norfolk, are located.

Bridge and Causeways
According to the American Society of Civil Engineers, as of their 2009 report, 26% of the nation’s bridges are structurally deficient or functionally obsolete. As the system ages, the infrastructure cannot support the growing traffic loads, resulting in frequent delays for repairs. At the same time, the repairs become more expensive due to long-deferred maintenance.  Legislation such as the American Recovery and Reinvestment Act of 2009 demonstrates the growing federal commitment to build, reconstruct and repair the U.S. transportation infrastructure and we expect that our core markets of the Gulf Coast and Atlantic Seaboard will benefit by higher transportation infrastructure spending.

Marine Infrastructure
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

U.S. inland and intracoastal waterways require substantial maintenance and improvement. While waterway usage is increasing, the facilities and supporting systems are aging.  In addition, channels and waterways must maintain certain depths to accommodate ship and barge traffic.  Natural sedimentation in these channels and waterways require maintenance dredging to maintain navigability.

Cruise Industry
An expected increase in ship size has generated a need for substantial port infrastructure development, including planning and construction of new terminals and facilities, as well as on-going maintenance and repair services.  These larger vessels require development of new piers and additional dredging services to accommodate deeper drafts.   Our service area includes the ports of Miami, Galveston, Tampa, New Orleans, Everglades and Canaveral, and the Caribbean Basin, which includes numerous cruise facilities and is the most popular cruise destination in the North American market.

The Department of Defense
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

We anticipate that the continued implementation of the U.S. Base Realignment and Closure Program (“BRAC”), will shift emphasis towards improving domestic military infrastructure, including port and other facilities located on, or near, the water.  This should result in the need for increased infrastructure at the realigned facilities where personnel and equipment will be moved from facilities targeted for closure.

Oil and Gas Industry
We construct, repair and remove underwater pipelines, and provide marine construction and on-going maintenance services for private refineries, terminal facilities and docks, and other critical near shore oil and gas infrastructure.

U.S. Coastal and Wetland Restoration and Reclamation
We believe that increases in coastal population density and demographic trends will lead to an increase in the number of coastal restoration and reclamation projects, and, as the value of waterside assets rises from a residential and recreational standpoint, citizens and municipalities will do more to protect these assets via restoration and reclamation projects.

Hurricane Restoration and Repair
Hurricanes can be very destructive to the existing marine infrastructure and natural protection barriers of the prime storm territories of the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin, including bridges, ports, underwater channels and sensitive coastal areas. Typically, restoration and repair opportunities continue for several years after a major hurricane event. These events provide incremental projects to our industry that contribute to a favorable bidding environment and high capacity utilization in our markets.

Environmental Remediation
We believe there will be contingency funding for the protection of natural habitats, environmental preservation, wetlands creation and remediation  for high priority projects in Louisiana and other areas in the markets we serve that will protect and restore sensitive marine and coastal areas, advance ocean science and research, and ensure sustainable use of ocean resources.

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

Experienced Management Team
Our executive officers and senior project managers have an average of 29 years of experience in the heavy civil construction industry, an average of 27 years of experience in the heavy civil marine infrastructure industry, and an average of 19 years of experience with us and our predecessor companies. Our strong management team has driven operational excellence for us, as demonstrated by our high organic growth, disciplined bidding process, and what we believe to be leading industry margins. We believe our management has fostered a culture of loyalty, resulting in high employee retention rates.

High Quality Fleet and Marine Maintenance Facilities
We are capable of building, and have built, much of our highly specialized equipment and we provide maintenance and repair service to our entire fleet. During 2006 we manufactured a dredge, which can operate on either diesel fuel or electric power, allowing us to complete projects with specified limits on nitrogen oxide (NOX) emissions. Because some of our equipment operates 24 hours a day, seven days a week, it is essential that we are able to minimize equipment downtime. We achieve this by operating our own electrical and machine shops, stocking long-lead spares, and staffing maintenance teams on-call 24 hours a day, seven days a week to handle repair emergencies. We also own and maintain dry dock facilities, which reduce our equipment downtime and dependence on third party facilities. Our primary field offices in Channelview, Texas, Port Lavaca, Texas, Tampa, Florida, and Jacksonville, Florida, are all located on waterfront properties and allow us to perform repair and maintenance activities on our equipment and to mobilize and demobilize equipment to and from our projects in a cost efficient manner.

Financial Strength /Conservative Balance Sheet
Financial strength is often an important consideration for many customers in selecting infrastructure contractors and directly affects our bonding capacity. In 2008, approximately 38% of our projects, measured by revenue, required some form of bonding. Most of our competitors are smaller, local companies with limited bonding capacity. As of December 31, 2008, we had cash on hand of $25.7 million. Our revenue increased by 24.5% from $210.4 million in 2007 to $261.8 million in 2008.  We believe our financial strength and bonding capacity allow us to bid multiple projects and larger projects that most of our smaller competitors may not be able to bond.

Self-Performance of Contracts
In 2008, we self-performed approximately 88% of our marine construction and dredging projects, measured by cost, meaning that we performed the projects using our own employees and equipment instead of using external subcontractors. By self-performing our contracts, we believe we can more effectively manage the costs and quality of each of our projects, thereby better serving our customers and increasing our profitability. Our breadth of capabilities and our high quality fleet give us the ability to self-perform our contracts, which we believe distinguishes us from many of our competitors, who often subcontract significant portions of their projects.

Project Selection and Bidding Expertise
Our roots as a project management business have served us well, creating a project management culture that is pervasive throughout our organization. We focus on selecting the right projects on which to bid, controlling the critical path items of a contract by self-performing the work, managing the contract profitably by appropriately structuring rewards for project managers, and recognizing change order opportunities, which generally allow us to increase revenue and realize higher margins on a project. Our intense focus on profitably executing contracts has resulted in only a small number of unprofitable contracts since our founding. We use state-of-the-art, scalable, enterprise-wide project management software to integrate functions such as estimating project costs, managing financial reporting and forecasting profitability.

Strong Regional Presence
We believe we are a market leader in most of our primary markets. We believe our operations are strategically located to benefit from favorable industry trends, including increasing port expansion and maintenance, highway funding, coastal restoration, and hurricane restoration and repair activity. For example, the Port of Houston, one of the largest ports in the U.S., and the Port of Tampa and their adjacent private industry customers generate both new marine construction and annual maintenance of existing dock facilities. In addition, the Texas Gulf Coast does not have any natural deep water ports, requiring all of its channels and ports to depend significantly on maintenance dredging, which is a significant source of recurring revenue. Our strong regional presence allows us to more efficiently deploy and mobilize our equipment throughout the areas in which we operate.

Customers
Our customers include federal, state and local governmental agencies in the Unites States, as well as private commercial and industrial enterprises in the US and the Caribbean Basin. Most projects are competitively bid, with the award going to the lowest qualified bidder. Our top 20 customers accounted for approximately 67%, 70% and 83% of our total revenues during the years ended December 31, 2008, 2007, and 2006, respectively. Revenues earned directly or indirectly from agencies of the U.S. federal government, including the Corps of Engineers, totaled 11% in 2008 and 18% in 2007.  Our customer base shifts from time to time depending on the mix of contracts in progress.

Management at each of our operating locations is responsible for developing and maintaining successful long-term relationships with customers. They build upon existing customer relationships to secure additional projects and increase revenue from our current customer base. Many of these customer relationships originated decades ago and are maintained through a partnering approach to account management, which includes project evaluation and consulting, quality performance, performance measurement, and direct customer contact. At each of our operating locations, management maintains a parallel focus on pursuing growth opportunities with prospective customers.

Backlog
Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which ranges from three to nine months, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. We include projects in our backlog only when the customer has provided an executed contract, purchase order or change order. Our backlog under contract as of December 31, 2008 was approximately $159.4 million and at December 31, 2007 was approximately $129.3 million. These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. In addition, projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be, especially in economically uncertain periods.  Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Competition
We compete in our service areas of the Gulf Coast, Atlantic Seaboard and Caribbean Basin with several regional marine construction services companies and a few national marine construction services companies. From time to time, we compete with certain national land-based heavy civil contractors that have greater resources than we do. Our industry is highly fragmented with competitors generally varying within the markets we serve and with few competitors competing in all of the markets we serve or for all of the services that we provide. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services, safety record and programs, equipment fleet, financial strength, surety bonding capacity, knowledge of local markets and conditions, and project management and estimating abilities allow us to compete effectively. We believe significant barriers to entry exist in the markets in which we operate, including the ability to bond large projects, maritime laws, specialized marine equipment and technical experience; however, a U.S. company that has adequate financial resources, access to technical expertise and specialized equipment may become a competitor.

Bonding
In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. When surety market capacity shrinks it results in higher premiums and increased difficulty in obtaining bonding, in particular for larger, more complex projects throughout the market. The bonds we provide typically are for the amount of the project and have face amounts ranging from $1.0 to $50.0 million. As of December 31, 2008, we had approximately $100.0 million in surety bonds outstanding. On December 31, 2008, we believe our capacity under our current bonding arrangement was in excess of $400.0 million in aggregate surety bonds.

Trade Names
We operate under a number of trade names, including Orion Marine Group, King Fisher Marine Service, Orion Construction, Orion Diving & Salvage, Misener Marine Construction and Misener Diving & Salvage, F. Miller Construction, and Subaqueous Services. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

Equipment
We operate and maintain a large and diverse equipment fleet, substantially all of which we own, that includes the following:

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

•
Dredges — 24” cutter head suction dredge (diesel), 20” cutter head suction dredge (diesel/electric), 20” cutter head suction dredges (diesel), 16” cutter head suction dredges, and 12” portable cutter head suction dredges are used to provide dredging services at project sites.

•
Cranes — Crawler lattice boom cranes with lift capability from 50 tons to 250 tons and hydraulic rough terrain cranes with lift capability from 15 tons to 60 tons are used to provide lifting and pile driving capabilities on project sites, and to provide bucket work, including mechanical dredging and dragline work, to project sites.

We believe that our equipment generally is well maintained and suitable for our current operations. We have the ability to extend the useful life of our equipment through capital refurbishment at periodic intervals. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities, including our dry dock facilities. We are also capable of building, and have built, much of our highly specialized equipment, and have invested approximately $57.8 million in our fleet over the past five years ended December 31, 2008.  Our strategy is to move our fleet from region to region as our projects require. We have pledged our owned equipment as collateral under our credit facility.

Equipment Certification
Some of our equipment requires certification by the U.S. Coast Guard and, where required, our vessels’ permissible loading capacities require certification by the American Bureau of Shipping (“ABS”). ABS is an independent classification society which certifies that certain of our larger, seagoing vessels are “in-class,” signifying that the vessels have been built and maintained in accordance with ABS rules and  applicable U.S. Coast Guard rules and regulations. Many projects, such as beach nourishment projects with offshore sand requirements, dredging projects in exposed entrance channels, and dredging projects with offshore disposal areas, are restricted by federal regulations to be performed only by dredges or scows that have U.S. Coast Guard certification and a load line established by the ABS. All of our vessels that are required to be certified by ABS have been certified as “in-class.” These certifications indicate that the vessels are structurally capable of operating in open waters, which enhances the mobility of our fleet.

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

In October 2008, the US Occupational Safety and Health Administration (“OSHA”) published for comment a proposed rule regarding safety hazards associated with the use of hoisting equipment, such as cranes, in construction activities.  The Company uses hoisting equipment, including cranes.  The proposed rule, which includes additional training, inspection, certification, and operating requirements, has not been finalized and is subject to public comment.  The Company is actively assessing potential impacts of the proposed rule to its operations, but, at this time, does not expect any material adverse impact to its business or results of operations.  Our failure to comply with applicable regulations could result in substantial fines and/or revocation of our operating licenses.

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

Waste Management
Our operations could be subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and non-hazardous solid wastes. Under the auspices of the U.S. Environmental Protection Agency (“EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Generators of hazardous wastes must comply with certain standards for the accumulation and storage of hazardous wastes, as well as recordkeeping and reporting requirements applicable to hazardous waste storage and disposal activities.

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

In February 2009, regulations promulgated by the EPA covering certain previously exempt discharges to water from certain marine vessels became effective.  The regulations provide for a general permit to cover such discharges and impose on marine vessel operators, including the Company, certain discharge, permitting, recordkeeping, reporting, monitoring, maintenance, and operating restrictions and requirements with respect to materials that are or may be discharged from certain vessels.  Applicability of these restrictions and requirements is based on size and type of vessel, and they apply only to a minority of the Company’s vessels.  The Company, nevertheless, is in the process of implementing such restrictions and requirements with respect to its vessels which are subject thereto, and the Company does not anticipate that such regulations or the associated permit terms, restrictions and requirements will adversely impact the Company’s business or results of operations.

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

Employees
At December 31, 2008, we had approximately 1,100 employees, 227 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  We will hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice.  Our employees are not represented by any labor unions.  We consider our relations with our employees to be good.

Financial Information About Geographic Areas
The Company primarily operates in the Gulf Coast and Atlantic Seaboard areas of the United States.  Revenues generated outside the United States, primarily in the Caribbean Basin, totaled 7.0%, 3.9% and 7.0% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.  Our long-lived assets are substantially located in the United States.

Access to the Company’s Filings
The Company maintains a website at www.orionmarinegroup.com on which we make available, free of charge, access to the various reports we file with, or furnish to, the Securities and Exchange Commission (“SEC”).  The website is made available for information purposes only.  It should not be relied upon for investment purposes, and none of the information on our website is incorporated into this Annual Report on Form 10-K by reference.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.                      RISK FACTORS

Risk Factors Relating to Our Business

We may be unable to obtain sufficient bonding capacity for our contracts and the need for performance and surety bonds may adversely affect our business.

We are generally required to post bonds in connection with our contracts to ensure job completion if we were to fail to finish a project. During the year ended December 31, 2008, approximately 38% of our projects, measured by revenue, required us to post a bond. We have entered into a bonding agreement with Liberty Mutual Surety of America (“Liberty”) pursuant to which Liberty acts as surety, issues bid bonds, performance bonds and payment bonds, and obligates itself upon other contracts of guaranty required by us in the day-to-day operations of our business. However, Liberty is not obligated under the bonding agreement to issue bonds for us. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers, or increase our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facility. In addition, the conditions of the bonding market may change, increasing our costs of bonding or restricting our ability to get new bonding which could have a material adverse effect on our business, operating results and financial condition.

Our business depends on key customer relationships and our reputation in the heavy civil marine infrastructure market, which is developed and maintained by our chief executives and key project managers. Loss of any of our relationships, reputation or executives or key project managers would materially reduce our revenues and profits.

Our contracts are typically entered into on a project-by-project basis, so we do not have continuing contractual commitments with our customers beyond the terms of the current contract. We benefit from key customer relationships built over time and with both public and private entities that are a part of or use the MTS. We also benefit from our reputation in the heavy civil marine infrastructure market developed over years of successfully performing on projects. Both of these aspects of our business were developed and are maintained through our executives and key project managers. We do not maintain key person life insurance policies on any of our employees. Our inability to retain our executives and key project managers would have a material adverse affect on our current customer relationships and reputation. The inability to maintain relationships with these customers or obtain new customers based on our reputation could have a material adverse effect on our business, operating results and financial condition.

To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business.

Our future success depends on our ability to attract, retain and motivate highly skilled personnel in various areas, including engineering, project management, procurement, project controls, finance, and senior management. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. Many companies in our industry are currently experiencing shortages of qualified personnel, and we may not be able to maintain an adequate skilled labor force necessary to operate efficiently. Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel, or we may have to curtail our planned internal growth as a result of labor shortages. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. In addition, certain of our employees hold licenses and permits under which we operate. The loss of any such employees could result in our inability to operate under such licenses and permits, which could adversely affect our operations until replacement licenses or permits are obtained. If we are unable to hire and retain qualified personnel in the future, there could be a material adverse effect on our business, operating results or financial condition.

We could lose money if we fail to accurately estimate our costs or fail to execute within our cost estimates on fixed-price, lump-sum contracts.

Most of our net revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and, as a result, benefit from cost savings, but we may be unable to recover any cost overruns. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other changes that may occur over the contract period. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, we may incur losses or the project may not be as profitable as we expected. In addition, we are sometimes required to incur costs in connection with modifications to a contract (change orders) that may be unapproved by the customer as to scope and/or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs, or contract suspension or termination, that we may not be able to recover. These, in turn, could have a material adverse effect on our business, operating results and financial condition. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, such as:

•	failure to properly estimate costs of engineering, design, material, equipment or labor;
•	unanticipated technical problems with the structures or services being supplied by us, which may require that we spend our own money to remedy the problem;
•	project modifications creating unanticipated costs;
•	changes in the costs of equipment, materials, labor or subcontractors;
•	our suppliers’ or subcontractors’ failure to perform;
•	difficulties in our customers obtaining required governmental permits or approvals;
•	changes in local laws and regulations;
•	delays caused by local weather conditions; and
•	exacerbation of any one or more of these factors as projects grow in size and complexity.

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

For the year ended December 31, 2008, approximately 50% of our revenue was attributable to contracts with federal, state or local agencies or with companies operating under contracts with federal, state or local agencies. Our operations depend on project funding by various government agencies and are adversely affected by decreased levels of, or delays in, government funding. A future decrease in government funding in any of our geographic markets could result in intense competition and pricing pressures for projects that we bid on in the future. As a result of competitive bidding and pricing pressures, we may be awarded fewer projects, which could have a material adverse effect on our business, operating results and financial condition.

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

Our customer base is highly concentrated. Our top five customers accounted for approximately 30%, 39%, and 59% of our revenues for fiscal 2008, 2007 and 2006, respectively. In 2008, one customer accounted for approximately 10% of revenues in 2008, two customers generated revenues in excess of 10% of revenues in fiscal 2007, and three customers generated revenues in excess of 10% in fiscal 2006.

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

We had a backlog of work to be completed on contracts totaling approximately $159.4 million as of December 31, 2008. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (a) not yet been started or (b) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time-to-time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

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

Many of our employees are covered by federal maritime law, including provisions of the Jones Act (“Jones Act”), the Longshore and Harbor Workers Act, (“USL&H”) and the Seaman’s Wage Act. Jones Act laws typically operate to make liability limits established by USL&H and state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

For example, in the normal course of business, we are party to various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our hourly workforce subject to a deductible. Over the last several years, there has been an increase in suits filed in Texas due in large part to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers residing in Texas. Aggressive medical advice is increasing the seriousness of claimed injuries and the amount demanded in settlement. During fiscal 2008, we recorded approximately $1.0 million of expense for our self-insured portion of these liabilities. We believe our recorded self insurance reserves represent our best estimate of the outcomes of these claims.  Should these trends persist; we could continue to be negatively impacted in the future. See Note 15, Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

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

Our revenue has grown rapidly in recent years. Our revenue increased by 24.5% from $210.4 million in 2007 to $261.8 million in 2008. However, we may be unable to sustain our recent revenue growth rate for a variety of reasons, including limits on additional growth in our current markets, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, the inability to hire and retain essential personnel and to acquire equipment to support growth, and the inability to identify acquisition candidates and successfully integrate them into our business. A decline in our revenue growth could have a material adverse effect on our business, operating results and financial condition if we are unable to reduce the growth of our operating expenses at the same rate.

We are subject to risks related to our international operations.

Approximately 7% of our revenue in 2008 was derived from international markets. We presently conduct projects in the Caribbean Basin. International operations subject us to additional risks, including:

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

General worldwide economic conditions have deteriorated due to credit conditions impacted by the sub-prime mortgage turmoil and other factors.  We may face challenges if conditions in the financial markets do not improve.  While these conditions have not impaired the Company’s ability to access credit markets and finance operations, at this time, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.  A continuing shortage of liquidity could have an impact on the lenders under our credit facility or on our customers.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business, operating results and financial condition could be harmed. We are required under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the related rules of the SEC to annually assess the effectiveness of our internal controls over financial reporting and our independent registered public accounting firm is required to issue a report on that assessment. During the course of the related documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the requisite deadline for those reports. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, this could have a material adverse effect on our ability to process and report financial information and the value of our common stock could significantly decline.

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

The downturn in economic conditions may impact our customers’ ability to pay for services and finance projects.

Our primary customers are governmental agencies in the United States, as well as a wide variety of private customers in diverse industries.  It is possible that the credit crisis and current economic conditions may affect some of our customers’ ability to access sufficient capital to finance or complete projects.  Our cash flows may be adversely impacted through customer delays in payment or non-payment of our accounts receivable, or through delays or cancellations of projects awarded to us.  We monitor our accounts receivable balances closely and maintain contact with our customers to assess the economic viability of projects in process.

Item 1B.                      UNRESOLVED STAFF COMMENTS
None

Item 2.                                PROPERTIES

Our corporate headquarters is located at 12550 Fuqua, Houston, Texas 77034, with 16,440 square feet of office space that we lease, with an initial term expiring July 12, 2015 and with two five year extensions at our option.  Our finance, human resources, and executive offices are located at this facility, along with certain operating personnel.  As of December 31, 2008, we owned or leased the following additional facilities:

Location	Type of Facility	Size	Leased or Owned	Expiration of Lease
159 Highway 316 Port Lavaca, Texas	Waterfront maintenance and dock facilities, equipment yard and dry dock; regional office	17.5 acres	Owned	N/A
17140 Market Street Channelview, Texas	Waterfront maintenance and dock facilities and equipment yard	23.7 acres	Owned	N/A
5600 West Commerce Street Tampa, FL	Waterfront maintenance and dock facilities; equipment yard and dry dock	9.1 acres	Owned	N/A
5121 Highway 90 East Lake Charles, Louisiana	Land based equipment yard and maintenance facility; regional office	8.9 acres	Leased	August 31, 2009, with 3 one-year extensions at our option
6821 Southpoint Drive North Suite 221 Jacksonville, Florida	Regional office	1,152 square feet	Leased	March 31, 2009, renewable for 6-month intervals
City of Port Lavaca Port Commission Port Lavaca, Texas	Safe harbor	6.6 acres	Leased	March 12, 2012
1500 Main Street Ingleside, Texas	Regional office	4 acres	Leased	May 1, 2009
5440 W. Tyson Avenue Tampa, Florida	Regional office	6,160 square feet	Leased	May 31, 2010
1901 Hill Street Jacksonville, Florida	Waterfront maintenance and dock facilities and equipment yard	Estimated less than 5 acres	Leased	December 31, 2010

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

The plaintiffs in the pending lawsuit have not specified the amount of damages claimed.  Furthermore, as a matter arising in admiralty, which is subject to statutory limitations provided under the Limitation of Liability Act (46 U.S.C. section 30505), we believe that our liability is limited to the value of our vessels involved in the dredging work.  In addition, we maintain insurance which should cover any liability that may be incurred, further limiting our potential exposure.  Therefore, we believe our exposure is limited to our deductible under this insurance policy, which is $100,000.

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

Market Information
Our common stock is listed on the NASDAQ Global Select Market and we commenced trading under the symbol “OMGI” on December 20, 2007.  From July 2, 2007 to September 28, 2007, our shares traded on the PORTAL market, which is operated by the NASDAQ Stock Market, LLC.  Prior to that time, there was no market for our common stock.  We have provided to NASDAQ, without qualification, the required certification regarding compliance with NASDAQ corporate governance listing standards.

The following table sets for the low and high prices of a share of our common stock during each of the fiscal quarters presented, based on NASDAQ reports:

	Low	High
2008
First quarter	$10.01	$15.00
Second quarter	$11.89	$15.41
Third quarter	$9.01	$14.50
Fourth quarter	$3.55	$10.40
2007
First quarter	*	*
Second quarter	*	*
Third quarter	$13.50	$15.00
Fourth quarter	$14.25	$16.50
*Our common stock commenced trading on the NASDAQ PORTAL on July 2, 2007.

Holders
According to the records of our transfer agent, there were approximately 912 holders of record of our common stock, as of December 31, 2008.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of December 31, 2008:

Plan category	Column A Number of securities to be issued upon exercise of outstanding options, warrants and rights	Column B Weighted average exercise price of outstanding options, warrants and rights	Column C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	2,303,608	$5.04	640,338
Equity compensation plans not approved by shareholders	--	--	--
Total	2,303,608	$5.04	640,338

Unregistered Sales of Equity Securities and Use of Proceeds
In May 2007, we completed the sale of 20,949,216 shares of our common stock at a sale price of $13.50 per share to qualified institutional buyers, non-U.S. persons and accredited investors.  This transaction included the repurchase and retirement of all of our outstanding preferred stock and 16,053,816 shares of our common stock from our former principal stockholders using approximately $242.0 million of the net proceeds, resulting in a net increase in shares outstanding of 4,895,400 shares (the “2007 Private Placement”).

Performance Graph*
The following graph shows the changes, since our common stock began trading on the NASDAQ Global Market on December 20, 2007 over the past five-year period in the value of $100 invested in (1) the common stock of Orion Marine Group, Inc., (2) the Standard & Poor’s 500 Index and (3) the Dow Jones Heavy Construction Group Index.  The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid.  For each graph, the investments are assumed to have occurred at the beginning of each period.

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

In October 2004, we were acquired by Orion Marine Group, Inc., formerly known as Hunter Acquisition Corp., a corporation formed and controlled by our former principal stockholders. For accounting purposes, our company as it existed until the time we were acquired by Hunter Acquisition Corp. is referred to as our “Predecessor” and our company as it has existed since the acquisition is referred to as our “Successor.” Concurrent with the acquisition and in accordance with GAAP, we wrote up the value of our assets to their current market value (as determined by appraisals for certain of our assets, such as equipment and land) at the time of the transaction. The result of this write up increased the book value of our assets and the associated depreciation expense. Therefore, depreciation expense for our Predecessor was less than depreciation expense for our Successor.

In February 2008, we acquired substantially all of the assets, consisting primarily of equipment and excluding working capital, and related business, (principally consisting of contracts in progress) of Orlando, Florida based Subaqueous Services, Inc. (“SSI”) for $35 million in cash.

The table below includes the non-GAAP financial measure of EBITDA.  For a definition of EBITDA and a reconciliation to net income calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures” immediately below.

	Successor					Predecessor
	Year ended December 31,				October 14 to December 31,	January 1 to October 13
	2008	2007	2006	2005	2004	2004
(in thousands, except for per share data)
Contract revenues	$261,802	$210,360	$183,278	$167,315	$32,570	$97,989
Gross profit	50,451	50,433	38,537	21,575	2,505	18,804
Selling, general and administrative expenses	27,978	22,946	17,425	10,685	1,611	7,752
Net income	14,475	17,399	12,403	5,311	419	6,702
Preferred dividends	--	782	2,100	2,100	460	--
Income (loss) available to common shareholders	$14,475	$16,617	$10,303	$3,211	$(41)	$6,702
Adjusted Per Common Share Data:
Net income per share
Basic	$0.67	$0.86	$0.65	$0.20	--	$69.02
Diluted	$0.66	$0.83	$0.63	$0.20	--	$69.02
Weighted average shares outstanding
Basic	21,483	19,401	15,872	15,707	15,695	97
Diluted	21,979	19,976	16,407	16,135	15,695	97
Other Financial Data
EBITDA	$41,321	$40,079	$33,003	$22,331	$3,091	$16,544
Capital expenditures	14,485	11,433	11,931	9,149	2,383	8,407
Cash interest expense	1,234	927	2,848	2,146	263	150
Depreciation and amortization*	18,848	12,592	11,805	11,036	1,960	5,440
Net cash provided by (used in): Operating activities	26,471	10,092	32,475	11,618	3,262	8,193
Investing activities	(47,337)	(9,463)	(11,987)	(5,431)	(61,654)	(6,634)
Financing activities	33,994	(6,606)	(9,572)	(6,244)	66,094	(1,055)
*includes depreciation, amortization and amortization of deferred financing costs

As of December 31,
	2008	2007	2006	2005	2004
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,712	$12,584	$18,561	$7,645	$7,701
Working capital	47,021	32,452	12,970	14,729	11,475
Total assets	186,322	133,534	125,072	114,626	113,739
Total debt	34,125	--	25,000	34,548	40,489
Total stockholders’ equity	105,611	90,084	53,239	40,730	35,419

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

The following table provides a reconciliation of EBITDA to our net income for the periods indicated as calculated and presented in accordance with GAAP:

	Successor					Predecessor
	Year ended December 31,				October 14 to December 31,	January 1 to October 13
	2008	2007	2006	2005	2004	2004
(in thousands, except for per share data)
Net income	$14,475	$17,399	$12,403	$5,311	$419	$6,702
Income tax expense	7,282	10,178	7,040	3,805	266	4,378
Interest expense, net	716	(90)	1,755	2,179	446	24
Depreciation and amortization*	18,848	12,592	11,805	11,036	1,960	5,440
EBITDA	$41,321	$40,079	$33,003	$22,331	$3,091	$16,544

*includes depreciation, amortization and amortization of deferred financing costs

Selected Quarterly Financial Data
The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2008.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair statement thereof.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2008
Revenues	$52,591	$67,070	$62,897	$79,244	$261,802
Operating profit(a)	4,245	4,135	5,243	8,850	22,473
Income before tax	4,268	3,890	4,985	8,614	21,757
Net income	2,846	2,401	3,764	5,464	14,475
Preferred dividends	--	--	--	--	--
Income available to common shareholders	$2,846	$2,401	$3,764	$5,464	$14,475
Earnings per share
Basic	$0.13	$0.11	$0.18	$0.25	$0.67
Diluted	$0.13	$0.11	$0.17	$0.25	$0.66

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2007
Revenues	$38,293	$51,479	$59,999	$60,589	$210,360
Operating profit(a)	5,397	3,845	9,057	9,188	27,487
Income before tax	5,217	3,746	9,200	9,414	27,577
Net income	3,286	2,280	5,763	6,070	17,399
Preferred dividends	518	264	-	-	782
Income available to common shareholders	$2,768	$2,016	$5,763	$6,070	$16,617
Earnings per share
Basic	$0.18	$0.12	$0.28	$0.28	$0.86
Diluted	$0.18	$0.12	$0.26	$0.27	$0.83

(a) Operating profit represents revenues, less cost of contracts and selling, general and administrative expenses

--

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 50% of our revenue in the year ended December 31, 2008, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Industry Trends
Our performance is impacted by overall spending in the heavy civil marine infrastructure market. Spending by our customers, both government and private, is impacted by several important trends affecting our industry, including the following:
•	port and channel expansion and maintenance;
•	deteriorating condition of intracoastal waterways and bridges;
•	continued demand in the cruise industry;
•	the continuing U.S. base realignment and closure program (BRAC);
•	infrastructure spending by the United States Navy and Coast Guard;
•	near-shore oil and gas capital expenditures
•	ongoing U.S. coastal wetlands restoration and reclamation;
•	recurring hurricane restoration and repair;
•	the $23 billion Federal Water Resources Development Act of 2007 (WRDA); and
•	the $787 billion American Recovery and Reinvestment Act of 2009 (not trends)

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

Cost of Revenue
The components of costs of contract revenues include labor, equipment (including depreciation, insurance, fuel, maintenance and supplies), materials, lease expense and project overhead. Costs of contract revenues vary significantly depending on the type and location of work performed and assets utilized. Since the realization of our revenue is driven primarily by the cost of our revenues in relation to our estimated total costs to complete a contract, we monitor the costs realized to date and the estimated costs required to complete a project very closely, on a project-by-project basis, using our project management software system. By closely monitoring our jobs, we are able to quickly identify potential issues and respond accordingly. We believe that our ability to effectively manage the cost of revenue is a competitive strength of our organization and is indicative of the depth of our management team.

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

Other Factors
Other factors that will influence our operations in future periods include the following:

Seasonality.  Substantially all of our services are performed on, over and under the water, causing our results to be subject to seasonal variations due to weather conditions. The core markets in which we operate — the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin — are affected by hurricanes and tropical storms during hurricane season, which occurs annually in the Gulf of Mexico and Atlantic Ocean from June through November. Over 97% of the hurricanes and tropical storms occur during hurricane season, and 78% occur from August through October. Generally, wet conditions do not affect our operations, but major hurricanes and tropical storms may temporarily delay our operations, and we monitor all named storm systems to determine which projects, if any, will be affected. Because hurricanes and tropical storms move slowly, we usually have ample time to prepare appropriately for the storm, which typically includes demobilizing much of our equipment and removing our employees from the job site. Once the storm has passed, we must then mobilize our personnel and equipment back to the job site, which results in delays in the completion of our work and may result in an increase in the costs associated with performing our work.

Generally, in our fixed-price contracts we bear the risks of increased costs, delays to completion of work, damage to our equipment, and damage to the work already completed at a job site, related to severe weather conditions, such as hurricanes and tropical storms. Consequently, our cost estimates to complete a job in a hurricane prone area during hurricane season include costs related to mobilizing and demobilizing personnel and equipment, and our schedule assumes there will be delays associated with hurricanes and tropical storms. In 2008, seven named storms affected the Atlantic and Gulf coastal regions of the United State.  At least one storm during this time affected all of our job sites, and several projects experienced delays due to the impact of as many as three storms, utilizing the contingencies in place and resulting in higher project costs than if we had not used the contingency. In years where the hurricane activity is less than expected or does not significantly impact our job sites, as was the case in 2006 and 2007, we are able to release certain contingencies within our jobs as they are completed.

Surety Bonding.  In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. During the year ended December 31, 2008, approximately 38% of our projects, measured by revenue, required us to post a bond. The bonds we provide typically have face amounts ranging from $1.0 to $50.0 million. As of December 31, 2008, we had approximately $100.0 million in surety bonds outstanding and we believe our capacity under our current bonding arrangement was in excess of $400.0 million in aggregate surety bonds. We believe that our bonding capacity provides us with a significant competitive advantage relative to many of our local competitors, as many of these competitors are sole proprietors and are often required to personally guarantee their surety bonds, which frequently limits their bonding capacity.

Outlook.  Global economic conditions have worsened due to the effects of continuing tight credit conditions, reduced consumer and capital spending and other recessionary factors.  Concerns over the economic downturn are affecting numerous companies and industries, and many states are facing difficult budget decisions which could result in reduced demand for general construction projects.  This reduced demand may increase the number of potential bidders in our markets and could increase the competitive environment through pressure on pricing.  Budgeting decisions and constraints due to the tight credit markets or other recessionary factors may result in the diversion of funds from projects we perform to other uses; project bids may be postponed or otherwise delayed, and existing projects may be cancelled or reduced in scope.  A weak economy may also produce less tax revenue, thereby decreasing funds for public sector projects.

To date, we have not seen a general, significant decline in our end market bidding activity, including port development projects, cruise ship pier development, and general infrastructure maintenance and improvements.  However, in this uncertain economic climate, deterioration or delays in certain end markets may develop, while bidding opportunities in other end markets, such as infrastructure spending and hurricane protection may increase.  Additionally, supplemental emergency funding legislation signed into law in 2008 provides $740 million to the Corp of Engineers allocated for emergency dredging and construction projects in areas affected by the 2008 storms, which include the markets in which we operate.  The $787 billion American Recovery and Reinvestment Act was recently signed into law and provides $90 billion of infrastructure spending, including $27.5 billion toward highway construction, $4.6 billion to the US Army Corps of Engineers, and $240 million for US Coast Guard bridge alterations and construction improvements.

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

We continue to evaluate our credit exposure as the global credit market crises continues.  During the year ended December 31, 2008, our operations provided cash from operations in excess of $26.0 million and our cash position at December 31, 2008 was in excess of $25.0 million.  Our operations are not currently dependent on external short-term funding and we have not utilized the $7.6 million available to us under our revolving credit facility.

Our focus in 2009 will be to concentrate on our core objectives; to manage our business effectively and efficiently in this recessionary economic environment; to pursue rational growth strategies while closely monitoring the costs of our operations; and to maintain our strong balance sheet.

Significant Changes in Ownership
2007 Private Placement
In May 2007, we completed the sale of 20,949,216 shares of our common stock at a sale price of $13.50 per share to qualified institutional buyers, non-U.S. persons and accredited investors.  In addition, we repurchased and retired all of our outstanding preferred stock and 16,053,816 shares of our common stock from our former principal stockholders using approximately $242.0 million of the net proceeds, which resulted in a net increase in shares outstanding of 4,895,400 shares.

The 2007 Private Placement is more fully described in Note 3 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements; we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition
We enter into construction contracts principally on the basis of competitive bids. Although the terms of our contracts vary considerably, most are made on a fixed price basis. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion.  This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses.  In preparing these estimates, we make significant judgments and assumptions concerning our significant cost drivers of materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors.

Actual costs may vary from the costs we estimated. Variations from estimated contract costs along with other risks inherent in fixed price contracts may result in actual revenue and gross profits differing from those we estimated and could result in losses on projects. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change.  These costs are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to cost incurred on unapproved changed orders when realization of price approval is probable and the estimated amount is equal to or greater than our cost related to the unapproved change order and the related margin when the change order is formally approved by the customer.  Revenue recognized on unapproved change orders is included in contract costs and estimated earnings in excess of billings on uncompleted contracts on the balance sheet. We consider claims to be amounts that we seek or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.  Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.  Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited by the relatively short duration of the contracts we undertake and our management’s experience in estimating contract costs.  We provide for contract losses in their entirety in the period they become known, without regard to the percentage of completion.

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

Goodwill
We evaluate goodwill annually for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets and more frequently if an event or circumstance indicates that impairment may have occurred. We perform our required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of our reporting units versus their book values. When a possible impairment for a reporting unit is indicated, the implied fair value of goodwill is tested by comparing the carrying amount of net assets of the reporting unit excluding goodwill to the total fair value. When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. . Included in this evaluation are certain assumptions and estimates to determine fair value of reporting units such as estimates of future cash flows, discount rates as well as assumptions and estimates related to valuation of other identifiable intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our company could materially impact our results of operations or financial position. As of December 31, 2008, goodwill was $12.1 million and no impairment loss was recorded during the year.

Income Taxes
We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” and other applicable authoritative pronouncements.  We evaluate valuation allowances for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowance includes estimates of future taxable income. In our assessment of our deferred tax assets at December 31, 2008, we considered that it was more likely than not that all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We account for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The implementation of FIN 48 required us to make subjective assumptions and judgments regarding income tax exposure. Interpretations of and guidance surrounding income tax laws and regulations change over time, and these may change our subjective assumptions, which in turn, may affect amounts recognized in the condensed consolidated balance sheets and statements of income.

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

We have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs.  In accordance with SFAS No. 5 “Accounting for Contingencies”, losses on these policies up to the deductible amounts are accrued in our Consolidated Balance Sheets based on known claims incurred and an estimate of claims incurred but not yet reported.  We derive our accruals from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss.   Actual claims may vary from our estimate. We include any adjustments to such reserves in our consolidated results of operations.

Accounting for Stock Issued to Employees and Others
We account for equity awards issued to employees and others under the provisions of SFAS No. 123(R), Share-Based Payment.  Among its provisions, SFAS No. 123(R) requires the Company to recognize compensation expense for equity awards over the vesting period based on the fair value of these awards at the date of grant.  We use the Black-Scholes option-pricing model to compute the fair value of option awards on the date of grant.  The Black-Scholes model requires the use of highly subjective assumptions in the computation.  Changes in these assumptions can cause significant fluctuations in the fair value assigned to the option award. The fair value of restricted stock grants is equivalent to the fair value of the stock issued on the date of grant.

Acquisition of Assets

As discussed in Note 4 in the Notes to Consolidated Financial Services, on February 29, 2008, Subaqueous Services, LLC ("SSLLC"), a wholly-owned subsidiary of the Company purchased substantially all of the assets and related business of Subaqueous Services, Inc. (“SSI”).  Since the date of acquisition, we have integrated these assets into our operations, and stand-alone information is not provided.

Consolidated Results of Operations

Current Year—Year Ended December 31, 2008 compared with Year Ended December 31, 2007

The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Contract revenues	$261,802	100.0%	$210,360	100.0%
Cost of contract revenues	211,351	80.7%	159,927	76.0%
Gross profit	50,451	19.3%	50,433	24.0%
Selling, general and administrative expenses	27,978	10.5%	22,946	10.9%
Operating income	22,473	8.8%	27,487	13.1%
Interest (income) expense
Interest (income)	(530)	-0.2%	(1,000)	-0.5%
Interest expense	1,246	0.5%	910	0.5%
Interest (income) expense, net	716	0.3%	(90)	0.0%
Income before income taxes	21,757	8.5%	27,577	13.1%
Income tax expense	7,282	2.9%	10,178	4.8%
Net income	$14,475	5.6%	$17,399	8.3%

Contract Revenues.  Total revenue increased $51.4 million or 24.5%, from $210.4 million for the year ended December 31, 2007 to $261.8 million for the year ended December 31, 2008.   The increase in revenue was due to geographic expansion of our dredging capabilities along the eastern coast of the United States and to the progress schedules and rate of completion of the contracts in progress in 2008, despite an active hurricane season in the year with seven named storms that affected our entire operations at various times.  Revenues generated by the private sector increased by a substantial 45% in 2008 as compared with 2007.  However, revenues generated from federal agencies decreased by 22.4% in 2008 as compared with 2007 due to a slow volume of bid opportunities by the Corps of Engineers.

Gross Profit.  Gross profit was comparable to the prior year, however, gross margin decreased from 24.0% in 2007 to 19.3% in 2008.  The downward pressure on margin was due primarily to the use of outside subcontractors resulting from the scope of work in the mix of contracts in progress during 2008, which reduced our self-performance rate (as measured by cost) from 90.3% in 2007 to 88.2% in 2008.  Significant production delays which resulted from unexpected amounts of trash and unforeseen site conditions on two projects involving dredging services, negatively affected gross margins.  In addition, we achieved higher margins on certain projects in 2007, due to productivity gains on labor and other factors.

Selling, General and Administrative Expense.  As compared with the prior year, selling, general and administrative expenses (“SG&A”) increased $5.0 million or 21.9% in 2008. Current year expenses include amortization related to intangible assets; additional overheads to support the business growth we experienced in 2008; and a full complement of annual public company expenses.  In addition, we increased our bad debt reserve to $0.8 million, related to receivables on two projects, and our property taxes increased as compared with 2007, due in part to property taxes related to our geographic expansion.  In the prior year, we incurred one-time payments of bonuses and incentives to key employees upon the successful consummation of the common stock offering in May 2007, which totaled approximately $2.6 million.  As a percentage of revenues, however, SG&A expenses decreased slightly, from 10.9% of revenues to 10.5%, reflecting our continued focus on the management of costs.

Interest Expense, net of Interest Income.  The increase in interest expense in 2008 directly resulted from debt incurred to purchase the assets of SSI in February 2008.  In 2007, upon closing of the private placement transaction, we repaid all debt outstanding at that time.   We earn interest income on the cash balances we maintain throughout the year.

Income Tax Expense.  Our effective tax rate of 33.5% differed from our statutory rate of 35%, primarily due to the benefit of the domestic production activities deduction on the Company’s tax return and true-ups of federal and state deferred taxes.  Excluding these true-ups, which should not reoccur, our effective tax rate was 36.4% and differed from the statutory rate due to our estimate of the impact of certain permanent deductions available on our federal tax return, offset by increases in state income taxes.  The effective rate of 36.9% in 2007 differed from the statutory rate primarily due to permanent non-deductible differences and to state income taxes.

Prior Year—Year Ended December 31, 2007 compared with Year Ended December 31, 2006
The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2007		2006
	Amount	Percent	Amount	Percent

Contract revenues	$210,360	100.0%	$183,278	100.0%
Cost of contract revenues	159,927	76.0%	144,741	79.0%
Gross profit	50,433	24.0%	38,537	21.0%
Selling, general and administrative expenses	22,946	10.9%	17,425	9.5%
Operating income	27,487	13.1%	21,112	11.5%
Interest (income) expense
Interest (income)	(1,000)	0.0%	(86)	1.0%
Interest expense	910	0.0%	1,755	0.0%
Interest (income) expense, net	(90)	-0.0%	1,669	1.0%
Income before income taxes	27,577	13.1%	19,443	10.5%
Income tax expense	10,178	4.8%	7,040	3.8%
Net income	$17,399	8.3%	$12,403	6.7%

Contract Revenues.  Total revenue increased $27.1 million or 14.8%, from $183.3 million for the year ended December 31, 2006 to $210.4 million for the year ended December 31, 2007.   The increase in revenue was due to the progress schedules and rate of completion of the contracts in progress in 2007, which is driven by the size, composition and scope of the projects during the year.    Revenues generated by local government agencies and the private sector increased by a substantial 44% in 2007 as compared with 2006.  However, revenues generated from federal agencies decreased by 14% in 2007 as compared with 2006 due to funding constraints on the Corps of Engineers, which reduced the availability of work in that sector.  During 2007, we began construction of a causeway in Florida, and we completed a cruise dock terminal facility in Texas.  Other projects of significance in 2007 included work on container terminals in Texas and Louisiana, a shoreline protection project in Louisiana and a bridge replacement in Florida.
 .
Gross Profit.  Gross profit increased $11.9 million or 30.9% in 2007 as compared with 2006, and gross margin improved from 21.0% to 24%.  We achieved these increases in profit and margin through productivity gains on labor and a reduction in subcontracting costs to 9.7% of total costs compared with 14% of total costs in the same period last year, reflecting our self-performance of more of the work on contracts during the year.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased $5.5 million or 31.9% in 2007 compared with 2006. The increase was due to one-time payments of bonuses and incentives to key employees upon the successful consummation of the common stock offering in May 2007, which totaled approximately $2.6 million.  In addition, salaries and benefits increased by $1.1 million driven by increases in headcount, realignment of our incentive programs, increases in our current estimate under our self-insurance plans and to increases in our stock-based compensation expense.

Interest (Income), Expense, Net. The decrease was primarily due to a reduction in interest expense in 2007, resulting from the repayment of debt in the current year.  In addition, we generated interest income from cash received on the proceeds of our sale of common stock in May 2007.

Income Tax Expense.  Our effective tax rate of 36.9% was comparable to the prior year rate of 36.2%.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investment in capital expenditures and strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility. As of December 31, 2008, we had available cash of $25.7 million and $34.1 million in debt, which matures in 2010. At December 31, 2007, we had available cash of $12.6 million, with no debt outstanding. During 2008, we efficiently managed our working capital components of accounts receivable and payable; completed the purchase of the assets of SSI; and enhanced our equipment fleet through $14.5 million in capital expenditures.  In 2007, we completed an offering of our common stock to investors, and increased our operating margins, which factors generated sufficient funds to support our cash demands and reduce our debt.

As of December 31, 2008, our working capital was $47.0 million compared to $32.5 million at December 31, 2007. The increase of $14.5 million in working capital was primarily due to:

•	An increase in trade accounts receivable of $4.6 million, resulting from the higher revenues generated in 2008;
•	Increases in income tax receivables and prepaid items;
•
Increase in billings in excess of costs and estimated earnings on uncompleted contracts, net of costs and estimated earnings on uncompleted contracts, reflecting the timing of billings to customers and the utilization of funds we receive in advance for such contract items as mobilization.

 Fluctuations in working capital result from normal increases and decreases relative to our operational activity. As of December 31, 2008, we had cash on hand and availability under our revolving credit facility of $33.3 million.

We continue to evaluate our credit exposure in response to the current global credit market crises.  At December 31, 2008, our operations provided cash from operations in excess of $26.4 million and our cash position was in excess of $25.7 million.  Our operations are not currently dependent on external short-term funding and we have not utilized our available borrowing of $7.8 million under our revolving credit facility.  However, we have identified the following risks to our liquidity and capital resources.  These are included and discussed in detail in Item 1A – Risk Factors, elsewhere in this Annual Report on Form 10-K:

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The downturn in economic conditions may impact our customers’ ability to pay for services and finance projects.

We expect to meet our future internal liquidity and working capital needs, service our debt, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities for at least the next 12 months.  At December 31, 2008, we had $25.7 million in cash, an increase of $13.1 million compared with our cash balances at December 31, 2007, and we increased our working capital position by $14.5 million in the comparable periods.  We believe our cash position, combined with the capacity available under our revolving credit facility is adequate for our general business requirements.

The following table provides information regarding our cash flows and our capital expenditures for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activites	$26,471	$10,092	$32,475
Investing activities	(47,337)	(9,463)	(11,987)
Financing activities	33,994	(6,606)	(9,572)
Capital expenditures (included in investing activities above)	14,485	11,433	11,931

Operating Activities.    Fluctuations in cash generated by operating activities are generally the result of timing differences related to the nature and volume of contracts in any given year.  In 2008, we sold a vessel no longer considered integral to our fleet and recognized a gain of $0.8 million upon the sale.  Our accounts receivable balances increased approximately $4.6 million compared with 2007 levels, of which $3.5 million is attributable to retentions held until project completion beyond 2009.  In addition, accounts payable balances increased by $1.8 million in 2008 as compared with 2007, generally related to the timing of payments to vendors.   In 2008, we increased our liability related to the receipt of progress payment on certain projects, net of amounts remaining unbilled to customers by $4.7 million as compared with 2007.  Operating activities in 2007 generated cash of $10.1 million, due to increases in trade accounts receivable, reflecting the increased revenues in that year compared with 2006.  In 2006, cash generated from operations totaled $32.5 million, as we benefitted from the collection of receivable balances and we increased our liability related to the receipt of progress payment on certain projects.

Investing Activities.  We purchase capital equipment to support our construction activities as well as perform major maintenance and upgrades of our existing fleet and construction equipment.  Capital expenditures supporting our operations totaled $14.5 million in 2008, an increase of $3.1 million as compared with 2007.  In 2006, we upgraded a dredge to enhance our dredging capabilities.  Also in 2008, we purchased substantially all of the assets of SSI for a total purchase price of $35 million, plus $1.7 million related to the acquisition of projects under contract by SSI, for total cash related to the acquisition of $36.7 million.  In addition, proceeds from the sale of property and equipment in 2008 include $2.8 million received from the sale of a vessel no longer considered integral to our fleet.

Financing Activities.    Our financing activities in 2008 include borrowings from our available credit facility to purchase the assets of SSI.  In 2006, cash used in financing activities reflected the principal reductions on debt incurred in 2004 resulting from the acquisition of Orion Marine Group, Inc. by our former principal stockholders.  In 2007, net proceeds from the sale of our common stock totaled approximately $18.5 million, which we used to repay our debt facility.

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

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At December 31, 2008, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a rate of 0.20% of the unused balance.  As of December 31, 2008, we had not utilized our revolving line of credit.

As referenced in Note 4 in the Notes to the consolidated financial statements included herein, the Company borrowed $35 million to fund the purchase of the assets of SSI in February 2008 and amended its credit facility to reflect the borrowing.  Payments of interest are due quarterly.  Payments of principal commenced December 31, 2008 in seven equal quarterly installments of $875,000, plus an annual principal payment based on year-end results, beginning December 31, 2008, with the remaining balance due September 30, 2010.  All provisions under the credit facility mature on September 30, 2010.

Interest on the Company’s borrowings is based on the prime rate, less an applicable margin, or LIBOR rate, plus an applicable margin, then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At December 31, 2008, interest was based on LIBOR.  The LIBOR interest rate, plus the applicable margin, at December 31, 2008 was in two tranches, with rates of 1.96% and 2.97%.

The credit facility requires the Company to maintain certain financial ratios, including net worth, fixed charge and leverage ratios, and places other restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans and other actions.  The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries.  As of December 31, 2008, the Company was in compliance with all debt covenants.

Bonding Capacity

At December 31, 2008, we had approximately $100.0 million in surety bonds outstanding with Liberty and our capacity under our current bonding arrangement was in excess of $400.0 million. Our ability to access this bonding capacity is at the sole discretion of our surety provider and is subject to certain other limitations such as limits on the size of any individual bond and restrictions on the total amount of bonds that can be issued in a given month. We believe we have adequate remaining available bonding capacity to meet our current needs, subject to the sole discretion of our surety provider. In addition, to access the remaining available bonding capacity, Liberty may require us to post additional collateral.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel. Because the typical duration of a project is between three to nine months we do not believe inflation has had a material impact on our operations.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2008:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years		> 5 years
	(in thousands)
Long-term debt obligations(1)	$35,349	$6,646	$28,703	$	---	$	---
Operating lease obligations	5,274	2,102	2,432		459		281
Purchase obligations (2)	67	67	---		---		---
Total	$40,690	$8,815	$31,135		$459		$281

(1)    Includes scheduled principal and interest payments.  Our obligations for interest on our floating-rate debt are estimates based on December 31, 2008 rates.

(2)
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

New Accounting Pronouncements

SFAS 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  We adopted SFAS No. 157 on January 1, 2008 as it relates to our financial assets. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157”, which deferred the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis.  Adoption of SFAS No. 157 on January 1, 2009 did not have a material effect on our consolidated financial statements.

SFAS 141(R).  In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”.  SFAS No. 141(R) improves consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer is to (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS141(R) applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009.  The impact of our adoption of SFAS 141(R) will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk.  In the normal course of business, our results of operations are subject to risks related to fluctuation in commodity prices and fluctuations in interest rates.

Commodity price risk
We are subject to fluctuations in commodity prices for concrete, steel products and fuel.  Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for concrete, steel and fuel.  Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts, although the short-term duration of our projects may allow us to include price increases in the costs of our bids.

Interest rate risk
At December 31, 2008, we had $34.1 million outstanding under our credit agreement and there were no borrowings under our revolving credit facility.  Our credit facility expires in September 2010.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.  An increase of 1% in our interest rate during 2008 would have increased our interest expense by approximately $300,000.

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

 All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

 Grant Thornton LLP, an independent registered accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and issued an audit report thereon, which is included in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION
None

--

PART III

Certain information required by Part III is omitted from this Report.  We will file our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2009 (the “Proxy Statement”) pursuant to regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included therein is incorporated by reference herein.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	64	Chairman of the Board	2007
J. Michael Pearson	61	President, Chief Executive Officer and Director	2006
Thomas N. Amonett	65	Director	2007
Austin J. Shanfelter	51	Director	2007
Gene Stoever	70	Director	2007
Mark R. Stauffer	46	Executive Vice President and Chief Financial Officer	1999
Elliott J. Kennedy	54	Executive Vice President	1994
James L. Rose	44	Executive Vice President	2005
J. Cabell Acree, III	49	Vice President, General Counsel and Secretary	2007

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

--

PART IV

Item 15.                                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:

1.           Financial Statements
The Company’s Consolidated Financial Statements at December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.           Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2008 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II – Schedule of Valuation and Qualifying Accounts

3.           Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.
Except as noted below, all incorporate exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 20, 2007, as subsequently amended.

Exhibit
Number			Description

	1.01		Form of Indemnity Agreement for Directors and Certain Officers dated November 24, 2008 (filed as Exhibit 1.01 to Form 8-K filed on November 25, 2008)
**	2.1		Asset Purchase Agreement dated February 29, 2008, by and between OMGI Sub, LLC and Orion Marine Group, Inc., on the one hand, and Subaqueous Services, Inc. and Lance Young, on the other hand
	3.1		Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc.
	3.2		Amended and Restated Bylaws of Orion Marine Group, Inc.
	4.1		Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007
	10.1		Loan Agreement, dated as of July 10, 2007, between Orion Marine Group, Inc. and Amegy Bank National Association
**	10	.1.1	First Amendment to Loan Agreement dated February 29, 2008, among Orion Marine Group, Inc., and Amegy Bank National Association, a national banking association, as agent
	10.2		Purchase/Placement Agreement dated May 9, 2007 between Orion Marine Group, Inc. and Friedman, Billings, Ramsey & Co., Inc.
	10.3		Amended & Restated Redemption Agreement dated May 7, 2007
	10.4		Lease dated September 13, 2006, by and between F. Miller Construction, LLC and Joe T. Miller Sr.
	10.5		Lease dated September 28, 2006, by and between Southpoint Square I, Ltd. and Misener Marine Construction, Inc.
	10.6		Lease dated June 23, 1997, by and between the City of Port Lavaca, Texas and King Fisher Marine Service, Inc.
	10.7		Land Sublease Agreement dated May 1, 2007, by and between Signet Maritime Corporation and Orion Construction, L.P.
+	10.8		2005 Stock Incentive Plan
+	10.9		Form of Stock Option Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Stock Option
+	10.10		Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Restricted Stock
+	10.11		Orion Marine Group, Inc. Long Term Incentive Plan
+	10.12		Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan
+	10.13		Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock
+	10.14		Executive Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+	10.15		Subsidiary Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+	10.16		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and J. Michael Pearson
+	10.17		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Mark Stauffer
+	10.18		Employment Agreement , dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Elliott Kennedy
+	10.19		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Jim Rose
+	10.20		Employment Agreement, dated as of August 13, 2007, by and between Orion Marine Group, Inc. and J. Cabell Acree, III
**	10.21		Lease Agreement dated February 29, 2008, between OMGI Sub, LLC and Hill Street, LLC
+	10.22
Amendment No. 1 to the Employment Agreement, effective as of April 11, 2008, by and between Orion Marine Group, Inc. and J. Michael Pearson (filed as an exhibit to the Current Report on Form 8-K/A filed April 25, 2008)

+	10.23		Schedule of Changes to Compensation of Non-employee Directors, effective for 2008 (filed as an exhibit to the Quarterly Report on Form 1-Q for the quarterly period ended June 30, 2008)
*	21.1		List of Subsidiaries
*	23.1		Consent of Registered Independent Public Accounting Firm
	24.1		Power of Attorney (included on signature page of this filing)
*	31.1		Certification of CEO pursuant to Section 302
*	31.2		Certification of CFO pursuant to Section 302
*	32.1		Certification of CEO and CFO pursuant to Section 906

*	Filed herewith

**	Incorporated by reference to the Company’s report on Form 8K filed with the SEC on March 4, 2008
+	Management contract or compensatory plan or arrangement
(b)	Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION MARINE GROUP, INC.

Date: March 16, 2009	By:	/s/ J. Michael Pearson
J. Michael Pearson President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

President and Chief
/s/ J. Michael Pearson	Executive Officer and	March 16, 2009
J. Michael Pearson	Director

/s/ Mark R. Stauffer	Chief Financial Officer	March 16, 2009
Mark R. Stauffer	Chief Accounting Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	March 16, 2009
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	March 16, 2009
Thomas N. Amonett

/s/ Austin J. Shanfelter	Director	March 16, 2009
Austin J. Shanfelter

/s/ Gene Stoever	Director	March 16, 2009
Gene Stoever

ORION MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

December 31, 2008

-F1-

ORION MARINE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Report of Independent Registered Public Accounting Firm	F3
Consolidated Balance Sheets at December 31, 2008 and 2007	F5
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006	F6
Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2008	F7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F8
Notes to Consolidated Financial Statements	F9

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Orion Marine Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Marine Group, Inc. and subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Marine Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO )  and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Houston, Texas
March 16, 2009

-F3-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited Orion Marine Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orion Marine Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on Orion Marine Group Inc.s’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Orion Marine Group, Inc. has maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2008, based on criteria established in  Internal Control—Integrated Framework  issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Marine Group, Inc’s consolidated balance sheets as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
March 16, 2009

-F4-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(In thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$25,712	$12,584
Accounts receivable:
Trade, net of allowance of $800 and $500, respectively	37,806	30,832
Retainage	5,719	7,620
Other	691	899
Income taxes receivable	4,017	--
Inventory	738	646
Deferred tax asset	1,319	551
Costs and estimated earnings in excess of billings on uncompleted contracts	7,228	7,676
Prepaid expenses and other	3,207	739
Total current assets	86,437	61,547
Property and equipment, net	84,154	68,746
Goodwill	12,096	2,481
Intangible assets, net of accumulated amortization	3,556	653
Other assets	79	107
Total assets	$186,322	$133,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,909	$--
Accounts payable:
Trade	13,276	11,139
Retainage	389	678
Accrued liabilities	8,176	7,910
Taxes payable	--	1,960
Billings in excess of costs and estimated earnings on uncompleted contracts	11,666	7,408
Total current liabilities	39,416	29,095
Long-term debt, less current portion	28,216	--
Other long-term liabilities	422	--
Deferred income taxes	12,286	13,928
Deferred revenue	371	427
Total liabilities	80,711	43,450
Commitments and contingencies
Stockholders’ equity:
Common stock -- $0.01 par value, 50,000,000 authorized, 21,577,366
and 21,565,324 issued; 21,565,720 and 21,565,324 outstanding	216	216
Treasury stock, 11,646 and 0 shares, at cost	--	--
Additional paid-in capital	55,388	54,336
Retained earnings	50,007	35,532
Total stockholders’ equity	105,611	90,084
Total liabilities and stockholders’ equity	$186,322	$133,534
The accompanying notes are an integral part of these consolidated financial statements

-F5-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2008	2007	2006
Contract revenues	$261,802	$210,360	$183,278
Costs of contract revenues	211,351	159,927	144,741
Gross profit	50,451	50,433	38,537
Selling, general and administrative expenses	27,978	22,946	17,425
	22,473	27,487	21,112
Interest (income) expense
Interest (income)	(530)	(1,000)	(86)
Interest expense	1,246	910	1,755
Interest (income) expense, net	716	(90)	1,669
Income before income taxes	21,757	27,577	19,443
Income tax expense	7,282	10,178	7,040
Net income	$14,475	$17,399	$12,403

Net income	$14,475	$17,399	$12,403
Preferred dividends	--	782	2,100
Earnings available to common stockholders	$14,475	$16,617	$10,303

Basic earnings per share	$0.67	$0.86	$0.65
Diluted earnings per share	$0.66	$0.83	$0.63
Shares used to compute earnings per share
Basic	21,482,900	19,400,942	15,872,360
Diluted	21,979,317	19,976,317	16,407,250

The accompanying notes are an integral part of these consolidated financial statements

-F6-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share information)

							Additional
	Preferred stock Shares Amount		Common stock Shares Amount		Treasury stock Shares Amount		Paid-in capital	Retained earnings	Total

Balance, January 1, 2006	35,000	--	16,730,942	167	--	--	$34,833	5,730	$40,730
Purchase of treasury stock					(100,897)	(24)			(24)
Stock-based compensation							130		130
Net income	--	--	--	--	--	--	--	12,403	12,403
Balance, December 31, 2006	35,000	--	16,730,942	167	(100,897)	(24)	34,963	18,133	53,239
Forfeit unvested restricted stock					(8,969)	--			--
Stock-based compensation							501		501
Liquidation of preferred stock	(35,000)	--					(40,431)		(40,431)
Exercise of stock options			22,422	--			48		48
Proceeds from sale of common stock, net of expenses			20,839,350	210	109,866	24	260,292		260,526
Redemption and cancellation of common shares			(16,053,816)	(161)			(201,394)		(201,555)
Issuance of restricted stock			26,426	--			357		357
Net income	--	-	--	--	--	--	--	17,399	17,399
Balance, December 31, 2007	--	$-	21,565,324	$216	--	$--	$54,336	$35,532	$90,084
Forfeit unvested restricted stock				--	(11,646)	--			--
Stock-based compensation							1,103		1,103
Expenses related to the sale of common stock							(51)		(51)
Issuance of restricted stock			12,042	--			--		--
Net income	--	-	--	--	--	--	--	14,475	14,475
Balance, December 31, 2008	--	$-	21,577,366	$216	(11,646)	$--	$55,388	$50,007	$105,611

The accompanying notes are an integral part of this consolidated financial statement

-F7-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share information)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$14,475	$17,399	$12,403
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	18,599	12,384	11,634
Deferred financing cost amortization	249	208	171
Non-cash interest expense	22	86	87
Bad debt expense	300	--	500
Deferred income taxes	(2,410)	(1,998)	(1,333)
Stock-based compensation	1,103	858	130
Gain on sale of property and equipment	(1,075)	(333)	(69)
Change in operating assets and liabilities:
Accounts receivable	(4,550)	(11,292)	1,339
Income tax receivable	(4,017)	--	914
Inventory	(92)	(120)	32
Prepaid expenses and other	(2,380)	(183)	(24)
Costs and estimated earnings in excess of billings
on uncompleted contracts	1,678	(5,540)	2,261
Accounts payable	1,848	4,559	(5,248)
Accrued liabilities	661	(3,086)	5,077
Income tax payable	(1,960)	1,994	330
Billings in excess of costs and estimated earnings
on uncompleted contracts	4,076	(4,790)	4,325
Deferred revenue	(56)	(54)	(54)
Net cash provided by operating activities	26,471	10,092	32,475
Cash flows from investing activities:
Proceeds from sale of property and equipment	3,861	1,970	438
Purchase of property and equipment	(14,485)	(11,433)	(11,931)
Acquisition of business (net of cash acquired)	(36,713)	--	(494)
Net cash used in investing activities	(47,337)	(9,463)	(11,987)
Cash flows from financing activities:
Increase in loan costs	(80)	(194)	--
Borrowings on long-term debt	35,000	--	--
Payments on long-term debt	(875)	(25,000)	(9,548)
Purchase of treasury stock	--	--	(24)
Exercise of stock options	--	48	--
Payment of accumulated preferred dividends and liquidation of preferred stock	--	(40,431)	--
Proceeds from the sale of common stock, net of offering costs	(51)	260,526	--
Redemption of common stock	--	(201,555)	--
Net cash provided by (used in) financing activities	33,994	(6,606)	(9,572)
Net change in cash and cash equivalents	13,128	(5,977)	10,916
Cash and cash equivalents at beginning of period	12,584	18,561	7,645
Cash and cash equivalents at end of period	$25,712	$12,584	$18,561
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,234	$927	$2,848
Taxes, net of refunds	$14,476	$9,835	$7,127

The accompanying notes are an integral part of these consolidated financial statements

-F8-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
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

In May, 2007, the Company completed the sale of 20,949,216 shares of its common stock (the “Transaction’).  See Note 3 to the Consolidated Financial Statements for further discussion of the Transaction.  In April, 2007, the Company authorized a 2.23 for one reverse split of its then Class B common shares, which became effective upon the closing of the Transaction, when all of its then Class A shares were redeemed and retired, with the result that the Company’s certificate of incorporation was modified to change Class A shares to preferred and Class B shares to common.  All references to the number of shares and per share amounts in the Consolidated Financial Statements have been adjusted retroactively for all periods presented to reflect the common share stock split.

Reclassifications

Certain items on the prior period balance sheet related to taxes payable have been reclassified to conform to current year presentation.  In addition, other income in the prior year income statement has been reclassified to conform to current year presentation in selling, general and administrative expenses.  These amounts were immaterial in nature and amounts.

-F9-

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

The Company’s significant accounting policies that rely on the application of estimates and assumptions include:

•	Revenue recognition from construction contracts;
•	Allowance for doubtful accounts;
•	Testing of goodwill and other long-lived assets for possible impairment;
•	Income taxes;
•	Self-insurance; and
•	Stock-based compensation

Revenue Recognition

The Company records revenue on construction contracts for financial statement purposes on the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. The Company follows the guidance of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction—Type and Certain Production—Type Contracts, for its accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders and unapproved claims. Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Unapproved claims are recognized only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  The Company records revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent we believe related collection is probable and includes no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

The current asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed to the customer, which management believes will be billed and collected within one year of the completion of the contract. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

The Company’s projects are typically short in duration, and usually span a period of three to nine months.  Historically, we have not combined or segmented contracts.

-F10-

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, which did not exceed $100 in 2008 and $10,625 in 2007.

Risk Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable.

The Company depends on its ability to continue to obtain federal, state and local governmental contracts, and indirectly, on the amount of funding available to these agencies for new and current governmental projects. Therefore, the Company’s operations can be influenced by the level and timing of government funding.  Statutory mechanics liens provide the Company high priority in the event of lien foreclosures following financial difficulties of private owners, thus minimizing credit risk with private customers.

The following table represents concentrations of receivables (trade and retainage) at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	A/R	%	A/R	%
Federal Government	$1,593	4%	$4,522	12%
State Governments	3,866	9%	1,936	5%
Local Municipalities	7,750	18%	10,592	27%
Private Companies	30,316	69%	21,402	56%
	$43,525	100%	$38,452	100%

At December 31, 2008 and 2007, no single customer accounted for more than 10% of total receivables.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2008 and 2007. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value.

-F11-

At December 31, 2008 and 2007, the Company had an allowance for doubtful accounts of $800,000 and $500,000, respectively.  The increase in the allowance is related to receivables on two projects.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at December 31, 2008 totaled $5.7 million, of which $3.7 million is expected to be collected beyond 2009.  Retention at December 31, 2007 totaled $7.6 million.

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

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. No property and equipment were held for sale at December 31, 2008 and December 31, 2007.

-F12-

Goodwill and Other Intangible Assets

Goodwill
Goodwill represents the excess of costs over the fair value of the net tangible and intangible assets acquired.  Goodwill and the cost of intangible assets with indefinite lives are not amortized, but are instead tested annually for possible impairment (or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value).  The Company accounts for goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets.

Goodwill impairment is tested during the last quarter of each calendar year using a two step process.  The first step compares the carrying value of a reporting unit to its fair value.  If the fair value exceeds the carrying value, no further testing is required.   If the carrying value exceeds the fair value, additional steps must be taken to determine impairment.  The Company did not recognize any impairment charges for goodwill during 2008, 2007 or 2006.

Intangible assets
Intangible assets that have finite lives continue to be subject to amortization.  In addition, the Company must evaluate the remaining useful life in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization.  If the estimate of an intangible asset’s remaining life is changed, the remaining carrying value of such asset is amortized prospectively over that revised remaining useful life.  As described more fully in Note 4, the Company acquired certain intangible assets as part of the acquisition of the assets of Subaqueous Services, Inc. in February 2008.  The table below presents the amortization of such finite-lived intangible assets since the time of acquisition.

2008
Intangible assets, January 1, 2008	--
Additions	6,900
Total intangible assets	6,900

Accumulated amortization	--
Current year amortization	(3,806)
Total accumulated amortization	(3,806)

Net intangible assets, end of year	$3,094

Debt Issuance Costs
Debt issuance costs paid in connection with new loan facilities are included in other assets and are amortized ratably over the scheduled maturity of the debt.   The table below presents loan cost amortization for each of the three years ended December 31, 2008, 2007 and 2006.

	Year ended December 31,
	2008	2007	2006
Loan costs	1,222	1,028	1,028
Additions	80	194	--
Total loan costs	1,302	1,222	1,028

Accumulated amortization	(591)	(384)	(212)
Current year amortization	(249)	(207)	(172)
Total accumulated amortization	(840)	(591)	(384)

Net loan costs, end of year	$462	$631	$644

-F13-

The Company’s finite-lived intangible assets are estimated to be amortized as follows:

Year Ended December 31,
2009	$3,308
2010	$243
2011	$5

Stock-Based Compensation

The Company accounts for equity awards issued to employees and others under the provisions of SFAS No. 123(R), Share-Based Payment.  Among its provisions, SFAS No. 123(R) requires the Company to recognize compensation expense for equity awards over the vesting period based on the fair value of these awards at the date of grant.  The computed fair value of these awards is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award.   The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of restricted stock grants is equivalent to the fair value of the stock issued on the date of grant.

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

The Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), which it adopted on January 1, 2007. The implementation of FIN 48 required the Company to make subjective assumptions and judgments regarding income tax exposure. Interpretations of and guidance surrounding income tax laws and regulations change over time, and these may change the Company’s subjective assumptions, which in turn, affect amounts recognized in the condensed consolidated balance sheets and statements of income. Accounting for uncertain tax positions is described more fully in Note 11.

-F14-

Fair Values of Financial Instruments

At December 31, 2008 and 2007, the carrying amounts of the Company’s cash and cash equivalents, receivables, and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of the Company’s floating-rate debt approximated its fair value at December 31, 2008 as such instrument bore short-term, market-based interest rates.

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

Recently Issued Accounting Pronouncements

SFAS 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  We adopted SFAS No. 157 on January 1, 2008 as it relates to our financial assets. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157”, which deferred the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis.  Adoption of SFAS No. 157 on January 1, 2009 did not have a material effect on our consolidated financial statements.

SFAS 141(R).  In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”.  SFAS No. 141(R) improves consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer is to (1) recognized and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

-F15-

SFAS141(R) applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009.  The impact of our adoption of SFAS 141(R) will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

3.  Private Placement Offering

In May, 2007, the Company completed the sale of 20,949,216 shares of its common stock (the “Transaction”). Immediately prior to the sale of the common stock, the Company’s certificate of incorporation was amended whereby all Class A common stock was converted into preferred stock and the Class B common stock was converted into common stock and each 2.23 outstanding shares of common stock was combined into one outstanding share of common stock.  In accordance with SFAS 128 – Earnings Per Share, all per share information and share and per-share information related to our equity compensation plans has been adjusted retroactively for all periods presented herein to reflect the reverse stock split.

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
From the sale of its common stock in the Transaction, the Company received net proceeds of approximately $260.5 million and used approximately $242.0 million to purchase and retire all of the outstanding preferred stock and 16,053,816 shares of common stock from its former principal stockholders.

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

4.   Acquisition of the Assets of Subaqueous Services, Inc. and F. Miller & Sons, LLC

Subaqueous Services, Inc.
On February 29, 2008, Subaqueous Services, LLC (“SSLLC”), a newly-formed, wholly-owned subsidiary of the Company entered into an agreement to purchase and closed the purchase of substantially all of the assets (with the exception of working capital) and related business (principally consisting of project contracts) of Orlando, Florida-based Subaqueous Services, Inc., a Florida corporation (“SSI”) for $35 million in cash.

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

-F16-

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

The Company accounted for the purchase of the assets of SSI as a business combination.  The following represents the Company’s allocation of the purchase price to the assets acquired:

Property and equipment	$18,500
Intangible assets	6,900
Goodwill	9,615
$35,015

 Pro-forma information presented below reflects the asset purchase as if it had occurred on January 1 of each reporting period:

	2008	2007
Revenue	$264,580	$259,412
Income before taxes	$21,043	$28,512
Net income	$14,034	$17,988
Earnings per share:
Basic	$0.65	$0.89
Diluted	$0.64	$0.86

F. Miller and Sons, LLC
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

5.  Contracts in Progress

Contracts in progress are as follows at December 31, 2008 and December 31, 2007:

	2008	2007
Costs incurred on uncompleted contracts	$196,363	$379,268
Estimated earnings	54,711	131,437
	251,074	510,705
Less: Billings to date	(255,512)	(510,437)
	$(4,438)	$268
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts.	$7,228	$7,676
Billings in excess of costs and estimated earnings on uncompleted contracts.	(11,666)	(7,408)
	$(4,438)	$268

-F17-

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

6.  Property and Equipment

The following is a summary of property and equipment at December 31, 2008 and December 31, 2007:

	2008	2007
Automobiles and trucks	$1,472	$1,807
Building and improvements	12,015	12,363
Construction equipment	88,070	74,736
Dredges and dredging equipment	42,458	24,189
Office equipment	1,123	891
	145,138	113,986
Less: accumulated depreciation	(69,092)	(56,223)
Net book value of depreciable assets	76,046	57,763
Construction in progress	2,886	5,761
Land	5,222	5,222
	$84,154	$68,746

For the years ended December 31, 2008, 2007 and 2006 depreciation expense was $14.7 million, $12.4 million and $11.6 million, respectively.  The assets of the Company are pledged as collateral for debt obligations of which $34.1 million was outstanding at December 31, 2008. There was no debt outstanding at December 31, 2007.  The loan agreements expire in September 2010.

In January 2008, management committed to a plan to sell a vessel which it had purchased in 2006 and was no longer considered integral to the Company’s fleet.  The Company sold the vessel in August 2008, for approximately $2.8 million.

7.  Goodwill

In October 2004, the Company’s predecessor was acquired in a purchase transaction whereby goodwill in the amount of $2.5 million was recorded.  In February 2008, the Company recorded $9.6 million of goodwill related to the purchase of the assets of SSI, as more fully described in Note 4, above.  The Company performs impairment testing in the fourth quarter of each fiscal year in accordance with SFAS 142, Goodwill and Other Intangible Assets.  No impairment resulted from the test completed in 2008.

The table below summarizes goodwill recorded by the Company at December 31, 2008 and 2007:

	2008	2007
Beginning balance, January 1	$2,481	$2,481
Additions	9,615	--
Impairment	--	--
Ending balance, December 31	$12,096	$2,481

-F18-

8.  Accrued Liabilities

Accrued liabilities at December 31, 2008 2007 consisted of the following:

	2008	2007
Accrued salaries, wages and benefits	$3,856	$3,620
Accrual for self-insurance liabilities	2,143	2,598
Other accrued expenses	2,177	1,692
	$8,176	$7,910

9.  Debt and Line of Credit

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

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At December 31, 2008, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a rate of 0.20% of the unused balance.  As of December 31, 2008, no amounts had been drawn under the revolving line of credit.

As referenced in Note 4 above, the Company borrowed $35 million to fund the purchase of the assets of SSI in February 2008 and amended its credit facility to reflect the borrowing.  Payments of interest are due quarterly.  Payments of principal commenced December 31, 2008 in seven equal quarterly installments of $875,000, plus an annual principal payment based on year end results, due within 120 days of year-end, with the remaining balance due September 30, 2010, as summarized in the table below.  All provisions under the credit facility mature on September 30, 2010.

Year ended:
2009	$5,909
2010	$28,216

Interest on the Company’s borrowings is based on the prime rate, less an applicable margin, or LIBOR rate, plus an applicable margin, then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At December 31, 2008, interest was based on LIBOR.  The LIBOR interest rate, plus the applicable margin, at December 31, 2008 was in two tranches, with rates of 1.96% and 2.97%.

The credit facility requires the Company to maintain certain financial ratios, including net worth, fixed charge and leverage ratios, and places other restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans and other actions.  The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries.  As of December 31, 2008, the Company was in compliance with all debt covenants.

-F19-

10.  Stock-Based Compensation

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

As part of their 2008 compensation package, the independent directors each received an equity award of either restricted stock or options with a fair value on the date of grant of $35,000.  In December 2008, three directors elected to receive stock, which is restricted from sale in total for a period of three years.  One director elected to receive options, which is also restricted from exercise for a period of three years and is included in the discussion of stock options below.  Compensation related to the grants of restricted stock totaled $105,000, expensed ratably over the three-year vesting period.

The following table summarizes the restricted stock activity under the 2005 Plan and LTIP:

	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Remaining Vesting (Years)	Aggregate Intrinsic Value
Balance, January 1, 2006	1,017,937	$0.02
Granted	--	$0.02
Vested	(312,332)	$0.02
Forfeited/repurchased shares	(100,897)	$0.02
Nonvested at December 31, 2006	604,708	$0.02
Granted	26,426	$13.50
Vested	(520,142)	$0.71
Forfeited/repurchased shares	(8,969)	$0.02
Nonvested at December 31, 2007	102,023	$0.02
Granted	12,042	$8.72
Vested	(38,132)	$0.02
Forfeited/repurchased shares	(11,646)	$0.02
Nonvested at December 31, 2008	64,287	$1.65	1.63	$ 514

Vested at December 31, 2008 and expected to vest	614,433	$0.77	1.31	$ 5,461

-F20-

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

The balance of equity awards available under the 2005 Plan were combined with the adoption of the LTIP in 2007.

The following table summarizes the stock option activity under the 2005 Plan and LTIP:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	--
Granted	443,959	$1.96
Exercised	--	--
Forfeited	--	--
Outstanding at December 31, 2006	443,959	$1.96
Granted	579,261	$13.79
Exercised	(22,422)	$1.96
Forfeited	(98,654)	$3.00
Outstanding at December 31, 2007	902,144
Granted	451,749	$6.48
Exercised	--	--
Forfeited	(25,553)	$13.65
Outstanding at December 31, 2008	1,328,340	$8.35	8.73	$1,740

Vested at December 31, 2008 and expected to vest....	1,320,287	$8.35		$1,700
Exercisable at December 31, 2008…………………..	530,019	$7.53		$1,129

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

	2008	2007	2006
Risk-free interest rate	2.9%	4.3%	4.7%
Expected volatility	37%	31%	32%
Expected term of options (in years)	6.0	6.0	6.5
Dividend yield	0%	0%	0%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants.  The expected term represents the period in which the Company’s equity awards are expected to be outstanding.  The expected term is calculated using the “simplified method” as defined in the U.S. Securities and Exchange Commission Staff Accounting Bulletin 107 and as permitted by Staff Accounting Bulletin 110, as the Company does not currently have sufficient information regarding historical exercise behavior to accurately estimate the expected term.  Volatility is calculated using an average of similar public companies within the Company’s industry.  The Company does not anticipate paying dividends in the future.

Compensation expense related to stock option grants totaled $1.1 million, $858,000 and $130,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

-F21-

As of December 31, 2008, there was $2.7 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested stock options, which is expected to be recognized over a weighted average period of 2.2 years.

The table below summarizes the non-vested stock options:

	Number of Shares	Weighted Average Exercise Price Per Share
Nonvested at January 1, 2006	--
Granted	443,959	$1.96
Vested	--
Forfeited	--
Nonvested at December 31, 2006	443,959	$1.96
Granted	579,261	$13.79
Vested	(276,757)	1.96
Forfeited	(98,654)	$3.00
Nonvested at December 31, 2007	647,809	$12.38
Granted	451,749	$6.48
Vested	(275,682)	$12.67
Forfeited	(25,553)	$13.65
Nonvested at December 31, 2008	798,323	$8.90

11.  Income Taxes

The following table presents the components of our consolidated income tax expense for each fiscal year ended December 31:

	Current	Deferred	Total
2008
U.S. Federal	$9,090	$(2,403)	$6,687
State and local	602	(7)	595
	$9,692	$(2,410)	$7,282

2007
U.S. Federal	$11,577	$(1,392)	$10,185
State and local	599	(606)	(7)
	$12,176	$(1,998)	$10,178

2006
U.S. Federal	$7,712	$(1,096)	$6,616
State and local	661	(237)	424
	$8,373	$(1,333)	$7,040

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31 as follows:

	2008	2007	2005
Statutory amount (computed at 35%)	$7,615	$9,652	$6,805
State income tax, net of federal benefit	385	(5)	424
Permanent differences	(86)	(101)	(70)
Other (net)	(632)	632	(119)
Consolidated income tax provision	$7,282	$10,178	$7,040
Consolidated effective tax rate	33.5%	36.9%	36.2% %

-F22-

The Company’s deferred tax (assets) liabilities are as follows:

	December 31, 2008		December 31, 2007
	Current	Long-term	Current	Long-term
Assets related to:
Accrued liabilities	738		376
Intangible assets		1,771		505
Allowance for bad debt	280		175
Non-qualified stock options		32		10
Other	301	21	--	21
Total assets	1,319	1,824	551	536

Liabilities related to:
Depreciation and amortization		(14,098)		(14,315)
Deferred gain on sale of real estate				(149)
Other	--	(12)	--	--
Total liabilities	--	(14,110)	--	(14,464)
Net deferred assets (liabilities)	$1,319	$(12,286)	$551	$(13,928)

As reported in the balance sheet:

	December 31, 2008	December 31, 2007
As reported in the balance sheet:
Net current deferred tax assets	1,319	551
Net non-current deferred tax liabilities	(12,286)	(13,928)
Total net deferred tax liabilities:	$(10,967)	$(13,377)

In assessing the realizability of deferred tax assets at December 31, 2008, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income during the periods in which these temporary differences become deductible. As of December 31, 2008, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

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

The Company adopted FIN 48 effective January 1, 2007. Adoption of this pronouncement did not result in the recording of any uncertain tax positions. The Company does not believe that its tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to December 31, 2009.

-F23-

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2005, 2006, 2007 and 2008. The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2008, as the Company has not recorded any uncertain tax positions. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

12.  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. In April 2007, the Company authorized a 2.23 for one reverse split of the then Class B common shares, which became effective upon the closing of the Transaction at which time the Company’s certificate of incorporation was modified such that Class A shares were converted into preferred and Class B shares were converted into common shares. In accordance with SFAS No. 128, Earnings Per Share, the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the common stock split.  At December 31, 2008 and 2007, 996,489 and 570,293 common stock equivalents, respectively, were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive.  No common stock equivalents were considered anti-dilutive at December 31, 2006.

In May 2007, all outstanding preferred (Class A) dividends were paid in full and these shares were redeemed and retired.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS for each fiscal year ended December 31:

	2008	2007	2006
Basic EPS computation:
Numerator:
Net income	$14,475	$17,399	$12,403
Preferred dividends	--	782	2,100
Earnings available to common stockholders	$14,475	$16,617	$10,303

Denominator:
Weighted average shares outstanding	21,561,200	19,657,436	16,730,934
Less weighted average non-vested restricted stock	78,300	256,494	858,574
Total basic weighted average shares outstanding	21,482,900	19,400,492	15,872,360
Basic earnings per share	$0.67	$0.86	$0.65
Diluted EPS computation:
Total basic weighted average shares outstanding	21,482,900	19,400,942	15,872,360
Effect of dilutive securities:
Common stock options	418,334	319,247	31,983
Restricted stock	78,083	256,128	502,907
Total weighted average shares outstanding assuming dilution	21,979,317	19,976,317	16,407,250
Diluted earnings per share	$0.66	$0.83	$0.63

(1)
Upon any liquidation of the Company, holders of preferred shares would have received a liquidation preference of $1,000 per share, plus 6% cumulative dividends per year. Holders were not entitled to additional payment or distribution of the earnings, assets or surplus funds of the Company upon liquidation.   The shares were converted into preferred stock, redeemed and retired in May 2007.  See Note 17.

-F24-

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

The Company’s primary customers are governmental agencies in the United States.  The following table represents concentrations of revenue by type of customer for the years ended December 31, 2008, 2007, and 2006.

	2008	%	2007	%	2006	%
Federal	$29,134	11%	$37,528	18%	$43,682	24%
State	37,340	14%	13,489	6%	29,172	16%
Local	64,713	25%	69,235	33%	59,159	32%
Private	130,615	50%	90,108	43%	51,265	28%
	$261,802	100%	$210,360	100%	$183,278	100%

Revenues generated outside the United States totaled 7.0%, 4.0% and 3.9% of total revenues for the years ended 2008, 2007, and 2006, respectively.

The Company’s long-lived assets are substantially located in the United States.

Significant customers

The following customers accounted for 10% or more of contract revenues for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Customer A	N/A	13%	15%
Customer B	N/A	12%	23%
Customer C	N/A	N/A	10%
Customer D	10%	N/A	N/A

14.  Employee Benefits

All employees except the Associate Divers and Associate Tugmasters are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pretax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2008, 2007 and 2006, the Company contributed $0.9 million, $0.8 million and $0.6 million, respectively, to the plan.

15.  Commitments and Contingencies

Operating Leases

In July 2005, the Company executed a sale-leaseback transaction in which it sold an office building for $2.1 million and entered into a ten year lease agreement. The Company, at its option, can extend the lease for two additional five year terms. Scheduled increases in monthly rent are included in the lease agreement.

-F25-

The sale of the office building resulted in a gain of $562,000 which has been deferred and amortized over the life of the lease. The Company recognized $54,212 in each of the years ending December 31, 2008, 2007 and 2006, respectively.  Rent expense under this agreement was $168,504, $178,100 and $164,400 for each of the years ending December 31, 2008, 2007 and 2006, respectively.

In 2005, the Company entered into a lease agreement for certain machinery and equipment under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2008, 2007 and 2006 was $1.4 million, $951,000 and $512,000, respectively.

The Company leases office space in Lake Charles, Louisiana and Tampa, Florida, yard space in Port Lavaca, Texas, yard and office space in Jacksonville, Florida and field office space in Ingleside, Texas, under lease terms that range from one to three years.  The Company also leases short-term field office space at its various construction sites for the duration of the projects.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows:
Amount
Year ended December 31,
2009	$2,102
2010	1,595
2011	837
2012	283
2013	176
Thereafter	281
$5,274

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

The Company was named as one of a substantial number of defendants in numerous  individual claims and lawsuits brought by the residents and landowners of New Orleans, Louisiana and surrounding areas in the United States District Court for the Eastern District of Louisiana. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, (E.D. La,), which was instituted in late 2005. While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions. The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages. The Corps of Engineers has contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a decision (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, "Order and Reasons," March 9, 2007 (E.D. La, 2007)), we believe that we have no liability under these claims unless we deviated from our contracted scope of work on a project. In June of this year, however, the plaintiffs appealed this decision to the United States Court of Appeals for the Fifth Circuit, where the appeal is currently pending.

-F26-

16.  Other Possible Contingencies

In May 2008, the Company learned of a federal criminal investigation that related to certain contracts and contracting activities in the Jacksonville, Florida area, of, among others, the Jacksonville Port Authority and SSI.  It does not appear that the Company, or any of its subsidiaries, or their respective operations, is the focus of such investigation.  Nevertheless, investigators have secured certain documents and other materials from the Company concerning SSI’s operations and activities prior to the sale of its assets to the Company.  The Company has been further cooperating with the investigation, including responding to requests for any additional relevant documents or materials.  Based on information available to us at this time, we do not anticipate that the investigation will have any material adverse impact on the Company’s financial condition or results of operations.

17.  Stockholders’ Equity

Common Stock

Prior to May 2007, the Company had a capital structure consisting of Class A and Class B Common stock.  The Class A stock was entitled to receive cumulative dividends at the annual rate of 6 percent of the original issue price. On May 17, 2007, the Company converted all Class A stock into preferred, redeemed all Class A stock and paid all outstanding dividends totaling $5.4 million.  Upon redemption the preferred stock was retired.  The Class B common stock was converted into common stock and was subject to a 1 for 2.23 exchange of outstanding shares.  The Company has authorized 50,000,000 shares of which 21,656,719 are issued and outstanding.  Common stockholders are entitled to vote and to receive dividends if declared.

Treasury Stock

During 2006 and the first quarter of 2007, the Company repurchased 109,866 common shares that had been granted under the 2005 Plan according to the terms of the plan. The Company hired a third party consultant to provide a fair value of the common shares, which the Company used to value the repurchased shares.  The 109,866 shares in treasury were issued as part of the Transaction completed in May 2007.  The Company’s board of directors resolved in July 2007 to retire the 16,053,816 shares redeemed in the May Transaction (See Note 3).

In July 2008, 11,646 shares of non-vested restricted stock were forfeited.  Pursuant to the Company’s 2005 Stock Plan, the Company exercised its right to repurchase these shares at the price of $0.02 per share.  These shares are recorded as common shares held in treasury on the Company’s balance sheet at December 31, 2008.

18.  Related Party Transaction

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

-F27-

EXHIBIT INDEX

Exhibit
Number			Description

	1.01		Form of Indemnity Agreement for Directors and Certain Officers dated November 24, 2008 (filed as Exhibit 1.01 to Form 8-K filed on November 25, 2008)
**	2.1		Asset Purchase Agreement dated February 29, 2008, by and between OMGI Sub, LLC and Orion Marine Group, Inc., on the one hand, and Subaqueous Services, Inc. and Lance Young, on the other hand
	3.1		Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc.
	3.2		Amended and Restated Bylaws of Orion Marine Group, Inc.
	4.1		Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007
	10.1		Loan Agreement, dated as of July 10, 2007, between Orion Marine Group, Inc. and Amegy Bank National Association
**	10	.1.1	First Amendment to Loan Agreement dated February 29, 2008, among Orion Marine Group, Inc., and Amegy Bank National Association, a national banking association, as agent
	10.2		Purchase/Placement Agreement dated May 9, 2007 between Orion Marine Group, Inc. and Friedman, Billings, Ramsey & Co., Inc.
	10.3		Amended & Restated Redemption Agreement dated May 7, 2007
	10.4		Lease dated September 13, 2006, by and between F. Miller Construction, LLC and Joe T. Miller Sr.
	10.5		Lease dated September 28, 2006, by and between Southpoint Square I, Ltd. and Misener Marine Construction, Inc.
	10.6		Lease dated June 23, 1997, by and between the City of Port Lavaca, Texas and King Fisher Marine Service, Inc.
	10.7		Land Sublease Agreement dated May 1, 2007, by and between Signet Maritime Corporation and Orion Construction, L.P.
+	10.8		2005 Stock Incentive Plan
+	10.9		Form of Stock Option Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Stock Option
+	10.10		Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Restricted Stock
+	10.11		Orion Marine Group, Inc. Long Term Incentive Plan
+	10.12		Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan
+	10.13		Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock
+	10.14		Executive Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+	10.15		Subsidiary Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+	10.16		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and J. Michael Pearson
+	10.17		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Mark Stauffer
+	10.18		Employment Agreement , dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Elliott Kennedy
+	10.19		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Jim Rose
+	10.20		Employment Agreement, dated as of August 13, 2007, by and between Orion Marine Group, Inc. and J. Cabell Acree, III
**	10.21		Lease Agreement dated February 29, 2008, between OMGI Sub, LLC and Hill Street, LLC
+	10.22
Amendment No. 1 to the Employment Agreement, effective as of April 11, 2008, by and between Orion Marine Group, Inc. and J. Michael Pearson (filed as an exhibit to the Current Report on Form 8-K/A filed April 25, 2008)

+	10.23		Schedule of Changes to Compensation of Non-employee Directors, effective for 2008 (filed as an exhibit to the Quarterly Report on Form 1-Q for the quarterly period ended June 30, 2008)
*	21.1		List of Subsidiaries
*	23.1		Consent of Registered Independent Public Accounting Firm
	24.1		Power of Attorney (included on signature page of this filing)
*	31.1		Certification of CEO pursuant to Section 302
*	31.2		Certification of CFO pursuant to Section 302
*	32.1		Certification of CEO and CFO pursuant to Section 906

*	Filed herewith

**	Incorporated by reference to the Company’s report on Form 8K filed with the SEC on March 4, 2008
+	Management contract or compenstory plan or arrangement
(b)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Orion Marine Group, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Orion Marine Group, Inc. and subsidiaries referred to in our report dated March 16, 2009, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (2), which is the responsibility of the Company’s management.  In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Houston, Texas
March 16, 2009

ORION MARINE GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deduction	Balance at the End of the Period

Year ended December 31, 2006:
Provision for Doubtful Accounts	$--	$500	$--	$500
Year ended December 31, 2007:
Provision for Doubtful Accounts	$500	$--	$--	$500
Year ended December 31, 2008:
Provision for Doubtful Accounts	$500	$800	$(500)	$800