Form 10-Q
period 2009-03-31
Orion Marine Group Inc
filed 2009-05-08
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to_________

Commission file number:
333-145588

ORION MARINE GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	26-0097459
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
12550 Fuqua Houston, Texas (Address of principal executive offices)	77034 (Zip Code)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer [  ]     Accelerated filer [√]  Non-accelerated filer [  ]   Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[  ]  No [√]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive date file required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files
Yes [  ]  No [   ]
As of May 1, 2009, 21,565,720 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2009

--2--

Part I – Financial Information
Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$41,645	$25,712
Accounts receivable:
Trade, net of allowance of $800 and $800, respectively	26,303	37,806
Retainage	6,726	5,719
Other	1,490	691
Income taxes receivable	1,500	4,017
Inventory	1,140	738
Deferred tax asset	1,459	1,319
Costs and estimated earnings in excess of billings on uncompleted contracts	7,822	7,228
Prepaid expenses and other	2,062	3,207
Total current assets	90,147	86,437
Property and equipment, net	82,537	84,154
Goodwill	12,096	12,096
Intangible assets, net of accumulated amortization	2,352	3,556
Other assets	79	79
Total assets	$187,211	$186,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,909	$5,909
Accounts payable:
Trade	11,958	13,276
Retainage	472	389
Accrued liabilities	8,563	8,176
Billings in excess of costs and estimated earnings on uncompleted contracts	9,815	11,666
Total current liabilities	36,717	39,416
Long-term debt, less current portion	27,341	28,216
Other long-term liabilities	471	422
Deferred income taxes	12,021	12,286
Deferred revenue	357	371
Total liabilities	76,907	80,711
Commitments and contingencies
Stockholders’ equity:
Common stock -- $0.01 par value, 50,000,000 authorized, 21,577,366
issued; 21,565,720 outstanding	216	216
Treasury stock, 11,646 and 0 shares, at cost	--
Additional paid-in capital	55,739	55,388
Retained earnings	54,349	50,007
Total stockholders’ equity	110,304	105,611
Total liabilities and stockholders’ equity	$187,211	$186,322

See notes to unaudited condensed consolidated financial statements

--3--

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	March 31,	March 31,
	2009	2008

Contract revenues	$70,040	$52,591
Costs of contract revenues	55,766	42,519
Gross profit	14,274	10,072
Selling, general and administrative expenses	7,199	5,827
	7,075	4,245
Interest (income) expense
Interest income	(103)	(149)
Interest expense	206	126
Interest (income) expense, net	103	(23)
Income before income taxes	6,972	4,268
Income tax expense	2,630	1,422
Net income	$4,342	$2,846

Basic earnings per share	$0.20	$0.13
Diluted earnings per share	$0.20	$0.13
Shares used to compute earnings per share
Basic	21,565,720	21,565,324
Diluted	21,900,164	21,845,358

See notes to unaudited condensed consolidated financial statements

--4--

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In Thousands, Except Share Information)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2009	21,577,366	$216	(11,646)	$--	$55,388	$50,007	$105,611
Stock-based compensation	—	—	--	--	351	—	351

Net income	—	—	--	--	—	4,342	4,342
Balance, March 31, 2009	21,577,366	$216	(11,646)	$--	$55,739	$54,349	$110,304

See notes to unaudited condensed consolidated financial statements

--5--

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	March 31,	March 31,
	2009	2008
Cash flows from operating activities
Net income	$4,342	$2,846
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,942	3,751
Deferred financing cost amortization	63	59
Non-cash interest expense	--	23
Deferred income taxes	(405)	(801)
Stock-based compensation	351	254
Gain on sale of property and equipment	(60)	(62)
Change in operating assets and liabilities:
Accounts receivable	9,697	(2,754)
Income tax receivable	2,517	--
Inventory	(402)	8
Prepaid expenses and other	1,145	(806)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(594)	4,719
Accounts payable	(1,235)	(2,583)
Accrued liabilities	436	590
Income tax payable	--	55
Billings in excess of costs and estimated earnings
on uncompleted contracts	(1,851)	3,527
Deferred revenue	(14)	(14)
Net cash provided by operating activities	18,932	8,812
Cash flows from investing activities:
Proceeds from sale of property and equipment	166	73
Purchase of property and equipment	(2,290)	(3,985)
Acquisition of business (net of cash acquired)	--	(36,698)
Net cash used in investing activities	(2,124)	(40,610)
Cash flows from financing activities:
Increase in loan costs	--	(80)
Borrowings on long-term debt	--	35,000
Payments on long-term debt	(875)	--
Net cash (used in) provided by financing activities	(875)	34,920
Net change in cash and cash equivalents	15,933	3,122
Cash and cash equivalents at beginning of period	25,712	12,584
Cash and cash equivalents at end of period	$41,645	$15,706
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$205	$120
Taxes, net of refunds	$517	$1,961

See notes to unaudited condensed consolidated financial statements

--6--

Orion Marine Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009
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

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment pursuant to Statement of Financial Accounting Standards No. 131 – Disclosures about Segments of an Enterprise and Related Information.  In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to similar regulatory environments.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2008 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.   Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates.  The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

--7--

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

At March 31, 2009, 17.3% of our accounts receivable was due from one customer.  No single customer accounted for more than 10% of total receivables at December 31, 2008. In the three months ended March 31, 2009, three customers generated revenues in excess of 10% of total revenues,  representing 39.9% of total revenues.  In the three months ended March 31, 2008, one customer generated 15.1% of total revenues.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2009 and December 31, 2008, the Company had an allowance for doubtful accounts of $800,000.

--8--

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at March 31, 2009 totaled $6.7 million, of which $5.4 million is expected to be collected beyond 2009.  Retention at December 31, 2008 totaled $5.7 million.

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

Intangible assets
Intangible assets that have finite lives continue to be subject to amortization.  In addition, the Company evaluates the remaining useful life in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization.  If the estimate of an intangible asset’s remaining life is changed, the remaining carrying value of such asset is amortized prospectively over that revised remaining useful life.  As described more fully in Note 3, the Company acquired certain intangible assets as part of the acquisition of the assets of Subaqueous Services, Inc. in February 2008.

--9--

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires the fair value for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107), to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarterly periods ending after June 15, 2009.  We do not believe adoption of this standard will have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identyfying Transactions That Are Not Orderly, which clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  This standard is effective for the quarterly periods ending after June 15, 2009.  We do not believe adoption of this standard will have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, should be included in the basic Earnings Per Share (EPS) calculation.  Prior-year EPS numbers have been adjusted retrospectively on a consistent basis with 2009 reporting.  This standard did not affect earnings per share for all periods presented.

Effective January 1, 2009, the Company adopted the Emerging Issues Task Force EITF No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted FASB FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

--10--

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

SFAS 141(R).  In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”.  SFAS No. 141(R) improves consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer is to (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS141(R) applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009.  Adoption of SFAS 141(R) did not have any impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2009.

3.   Acquisition of the Assets of Subaqueous Services, Inc.

In February 2008, a wholly-owned subsidiary of the Company purchased substantially all of the assets (with the exception of working capital) and related business (principally consisting of project contracts) of Subaqueous Services, Inc., a Florida corporation (“SSI”) for $35 million in cash.  Additionally, the Company paid approximately $1.7 million for net under-billings and retained funds held under certain project contracts.  The Company funded the acquisition using its acquisition line of $25 million and a draw on its accordion facility of $10 million, and cash on hand for the payments referenced above.

The Company accounted for the purchase of the assets of SSI as a business combination.  The following represents the Company’s allocation of the purchase price to the assets acquired:

Property and equipment	$18,500
Intangible assets	6,900
Goodwill	9,615
$35,015

The following pro forma condensed financial results of operations are presented as if the acquisition described above had been completed at the beginning of the first quarter of 2008:

Three months ended March 31, 2008
Revenue	$55,369
Income before taxes	$3,622
Net income	$2,447
Earnings per share:
Basic	$0.11
Diluted	$0.11

--11--

4.  Contracts in Progress

Contracts in progress are as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$290,509	$196,363
Estimated earnings	71,252	54,711
	361,761	251,074
Less: Billings to date	(363,754)	(255,512)
	$(1,993)	$(4,438)
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,822	$7,228
Billings in excess of costs and estimated earnings on uncompleted contract	(9,815)	(11,666)
	$(1,993)	$(4,438)

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

5.  Property and Equipment

The following is a summary of property and equipment at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Automobiles and trucks	$1,439	$1,472
Building and improvements	12,015	12,015
Construction equipment	88,471	88,063
Dredges and dredging equipment	42,458	42,458
Office equipment	1,162	1,123
	145,545	145,131
Less: accumulated depreciation	(72,634)	(69,092)
Net book value of depreciable assets	72,911	76,039
Construction in progress	4,397	2,886
Land	5,229	5,229
	$82,537	$84,154

For the three months ended March 31, 2009 and 2008, depreciation expense was $3.8 million and $3.4 million, respectively.  The assets of the Company are pledged as collateral for debt in the amount of $33.3 million and $34.1 million at March 31, 2009 and December 31, 2008, respectively. The debt obligations mature in September 2010.

6.  Inventory

Inventory at March 31, 2009 and December 31, 2008, of $1.1 million and $738,000, respectively, consists of parts and small equipment held for use in the ordinary course of business.

7.  Non-monetary transaction

During the first quarter of 2009, the Company entered into a non-monetary exchange with an unrelated party, whereby the Company will provide marine construction services, including dredging and sheet pile work in exchange for delivery of seven new pushboats to add to the Company’s fleet.  The total value of the work contracted and the fair value of the boats, when delivered to the Company, is approximately $1.8 million.  All work performed by the Company, and delivery of all push boats is to be completed by December 31, 2009.  At March 31, 2009, the Company had performed work with a value of approximately $569,000, and construction was underway on five boats with an equivalent value expended.

--12--

8.  Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Beginning balance, January 1	$12,096	$2,481
Additions	--	9,615
Ending balance	$12,096	$12,096

Intangible assets
The Company acquired certain finite-lived intangible assets as part of the acquisition of the assets of SSI, as described in Note 3, above.  For the three months ended March 31, 2009 and 2008, the Company recorded amortization expense of $1.1 million and $0.4 million, respectively.

9.  Debt and Line of Credit

The Company has a credit agreement with several participating banks.  In February 2008, the Company borrowed $35 million to fund the purchase of the assets of SSI, and amended its credit facility to reflect the borrowing.  After such borrowing, the Company has available up to $15 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At March 31, 2009, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a rate of 0.20% of the unused balance.  As of March 31, 2009, no amounts had been drawn under the revolving line of credit.

Payments of interest are due monthly. Payments of principal are due quarterly in seven equal installments of $875,000, plus an annual principal payment based on 2008 year end results, of $2.4 million, due April 30, 2009.  All provisions under the credit facility mature on September 30, 2010.

Interest on the Company’s borrowings is based on the prime rate, less an applicable margin, or on the LIBOR rate, plus an applicable margin, then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At March 31, 2009, interest was based on LIBOR.  The LIBOR interest rate, plus the applicable margin, at March 31, 2009 was in two tranches, with rates of 2.02% and 2.72%.

The credit facility requires the Company to maintain certain financial ratios, including net worth, fixed charge and leverage ratios, and places other restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans and engage in other actions.  The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries.  As of March 31, 2009, the Company was in compliance with all debt covenants.

--13--

10.  Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended March 31, 2009 was 37.7% and differed from the Company’s statutory rate primarily due to state income taxes. In the first quarter of 2008, the Company revised its estimate of the impact of certain permanent deductions, among other factors, available to it on its federal tax return, which reduced its effective rate for the period.

	Current	Deferred	Total
Three months ended March 31, 2009:
U.S. Federal	$2,851	$(438)	$2,413
State and local	184	33	217
	$3,035	$(405)	$2,630
Three months ended March 31, 2008:
U.S. Federal	$2,004	$(866)	$1,138
State and local	219	65	284
	$2,223	$(801)	$1,422

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to March 31, 2010.

11.  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. At March 31, 2009 and 2008, respectively, 579,769 and 604,261 common stock equivalents were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31
	2009	2008
Basic:
Weighted average shares outstanding	21,565,720	21,565,324

Diluted:
Total basic weighted average shares outstanding	21,565,720	21,565,324
Effect of dilutive securities:
Common stock options	334,444	280,034
Total weighted average shares outstanding assuming dilution	21,900,164	21,845,358

12.  Stock-Based Compensation

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

--14--

For the three months ended March 31, 2009 and 2008, compensation expense related to stock options outstanding for the periods was $351,000 and $254,000, respectively.  No equity awards were granted in the first quarter of 2009.  In March 2008, the Company granted options to purchase 15,000 shares of common stock and used the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The awards granted in March 2008 used the following assumptions:

Expected life of options	6 years
Expected volatility	36.7%
Risk-free interest rate	2.92%
Dividend yield	0.0%
Grant date fair value	$5.35

13.  Commitments and Contingencies

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

The Company has been named as one of a substantial number of defendants in numerous individual claims and lawsuits brought by the residents and landowners of New Orleans, Louisiana and surrounding areas in the United States District Court for the Eastern District of Louisiana. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, (E.D. La, 2005), which was instituted in late 2005. While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions. The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages. The Corps of Engineers has contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a recent decision (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, "Order and Reasons," March 9, 2007 (E.D. La, 2007)), we believe that we have no liability under these claims unless we deviated from our contracted scope of work on a project. In June of 2007, however, the plaintiffs appealed this decision to the United States Court of Appeals for the Fifth Circuit, where the appeal is currently pending. Additionally, plaintiffs in other cases included in this subcategory of suits continue to seek trial court determinations contrary to those reached in the “Order and Reasons” described above.

14.   Enterprise Wide Disclosures

The Company is a heavy civil contractor specializing in marine construction, and operates as a single segment, as each project has similar characteristics, includes similar services, has similar types of customers and is subject to the same regulatory environment.  The Company organizes and evaluates its financial information around each project when making operating decisions and assessing its overall performance.

The following table represents concentrations of revenue by type of customer for the three months ended March 31, 2009 and 2008.
	Three months ended March 31,
	2009	%	2008	%
Federal	$13,172	19%	$8,293	16%
State	8,907	13%	6,408	12%
Local	11,451	16%	15,879	30%
Private	36,510	52%	22,011	42%
	$70,040	100%	$52,591	100%

--15--

Revenues generated from projects located in the Caribbean Basin totaled 15.6% and 3.7% of total revenues for the three months ended March 31, 2009 and 2008, respectively.

The Company’s long-lived assets are substantially located in the United States.

15.  Stockholders’ Equity

Common Stock

The Company has authorized 50,000,000 shares, of which 21,577,366 have been issued and 21,565,720 are outstanding.  Common stockholders are entitled to vote and to receive dividends if declared.

--16--

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Unless the context otherwise indicates, all references in this quarterly report to “Orion,” “the company,” “we,” “our,” or “us” are to Orion Marine Group, Inc. and its subsidiaries taken as a whole.

Certain information in this Quarterly Report on Form 10-Q, including but not limited to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may constitute forward-looking statements as such term is defined within the meaning of the “safe harbor” provisions of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 ("2008 Form 10-K") may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2008 audited consolidated financial statements and notes thereto included in its 2008 Form 10-K , Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K and with our unaudited financial statements and related notes appearing elsewhere in this quarterly report.

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 48% of our revenue in the three months ended March 31, 2009, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

--17--

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

Recent Developments.  On April 17, 2009, the U.S. Environmental Protection Agency (“EPA”) concluded that carbon dioxide and five other greenhouse gases, are a danger to public health and welfare.  The EPA finding is subject to public comment before an official ruling is made.

As more fully discussed in our 2008 Form 10-K, passage of climate control legislation or adoption of regulations that restrict emissions of greenhouse gases could have an adverse effect on our operations and demand for our services.  The Company will continue to monitor the impact of the EPA finding on its business as more information as to the type and nature of potential regulation becomes available.

Outlook.   To date, we have not seen a general, significant decline in our end market bidding activity.  Still, the recession has persisted throughout the first quarter of 2009, and deterioration or delays in some of our end markets may develop.  A prolonged recession may result in the diversion of funds from projects we perform to other uses; project bids may be postponed or otherwise delayed, and existing projects may be cancelled or reduced in scope due to budgeting decisions and credit constraints.

However, bidding opportunities in other end markets that we serve may increase due to enhanced focus on infrastructure spending and hurricane protection.  Additionally, supplemental emergency funding legislation signed into law in 2008 provides $740 million to the Corp of Engineers allocated for emergency dredging and construction projects in areas affected by the 2008 storms, which include the markets in which we operate.  The $787 billion American Recovery and Reinvestment Act provides $90 billion of infrastructure spending, including $27.5 billion toward highway construction, $4.6 billion to the US Army Corps of Engineers, and $240 million for US Coast Guard bridge alterations and construction improvements.

We continue to evaluate our credit exposure as the economic recession persists.  During the three months ended March 31, 2009, our operations provided cash from operations in excess of $18.9 million and our cash position at March 31, 2009 was in excess of $41.6 million.  Our operations are not currently dependent on external short-term funding and we have not utilized the $7.6 million available to us under our revolving credit facility.

Our focus in 2009 is to concentrate on our core objectives; to manage our business effectively and efficiently in this recessionary economic environment; to pursue rational growth strategies while closely monitoring the costs of our operations; and to maintain our strong balance sheet.

--18--

Consolidated Results of Operations

Three months ended March 31, 2009 compared with three months ended March 31, 2008

	Three months ended March 31,
	2009		2008

	Amount	Percent	Amount	Percent
Contract revenues	$70,040	100.0%	$52,591	100.0%
Cost of contract revenues	55,766	79.6	42,519	80.8
Gross profit	14,274	20.4	10,072	19.2
Selling, general and administrative expenses	7,199	10.3	5,827	11.1
Operating income	7,075	10.1	4,245	8.1
Interest (income) expense
Interest (income)	(103)	(0.1)	(149)	(0.2)
Interest expense	206	0.2	126	0.2
Interest (income) expense, net	103	0.1	(23)	—
Income before income taxes	6,972	10.0	4,268	8.1
Income tax expense	2,630	3.8	1,422	2.7
Net income	$4,342	6.2%	$2,846	5.4%

Contract Revenues. Revenues for the three months ended March 31, 2009 increased approximately 33.2% as compared with the same period last year, and are driven by the progress schedules, size, composition,  scope, and number of projects under contract at any given time.  The increase, as compared with last year, was attributable, in part, to our expansion late in the first quarter of 2008 of our dredging and other construction capabilities along the Atlantic Seaboard.  Contract revenue generated from government agencies, including federal, state and local municipalities represented 48% of total revenues in the first three months of 2009, with projects in the private sector comprising 52% of revenue, as compared with the first quarter of 2008, when the mix of customers included 58% from government agencies and 42% from the private sector.  Revenues generated from projects in the Caribbean Basin, primarily construction of a cruise pier in Haiti, represented approximately 16% of first quarter 2009 revenue.

Gross Profit.   Gross profit increased approximately $4.2 million, or 41.7%, in the first quarter of 2009 as compared with the corresponding period last year.  The improvement in gross profit was due primarily to the increase in revenues.  Gross margin for the three months ended March 31, 2009 was 20.4%, as compared with 19.2% in the prior year period.  Contributing to the increase were savings resulting from lower commodity and material prices.  In addition, we self-performed approximately 95% of our work in the current year period, a significant increase over the first quarter of 2008, when our self-performance rate was 89% of total costs.

Selling, General and Administrative Expense. Selling, general and administrative expenses (“SGA”) increased $1.4 million in the three months ended March 31, 2009 as compared with the prior year period.  The increase in expense was due primarily to overheads and amortization of intangible assets related to the acquisition of the assets of Subaqueous Services, Inc. (“SSI”) in February 2008.

Income Tax Expense  Our effective rate for the three months ended March 31, 2009 was 37.7% and differed from the Company’s statutory rate of 35% primarily due to state income taxes and to an expected reduction in certain deductions due to the mix of jobs in the current year. In the first quarter of 2008, the Company revised its estimate of the impact of certain permanent deductions available to it on its federal tax return, which reduced its effective rate for that period to 33.3%.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility.

--19--

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2009, our working capital was $53.4 million compared to $47.0 million at December 31, 2008. The increase of $6.4 million in working capital was primarily due to an improved cash position and decreases in trade payables and liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts.  As of March 31, 2009, we had cash on hand and availability under our revolving credit facility of $49.2 million.

We continue to evaluate our credit exposure as the recession persists.  At March 31, 2009, our operations provided cash from operations in excess of $18.9 million and our cash position was in excess of $41.6 million.  Our operations are not currently dependent on external short-term funding, and we have not utilized our available borrowing of $7.6 million under our revolving credit facility.

We expect to meet our future internal liquidity and working capital needs, service our debt, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities for at least the next 12 months.  We believe our cash position, combined with the capacity available under our revolving credit facility, is adequate for our general business requirements.

The following table provides information regarding our cash flows and capital expenditures for the three months ended March 31, 2009 and 2008 (unaudited):

	Three months ended March 31,
	2009	2008
Cash flows provided by operating activities	$18,932	$8,812
Cash flows used in investing activities	$(2,124)	$(40,610)
Cash flows provided by (used in) financing activities	$(875)	$34,920

Operating Activities. During the three months ended March 31, 2009, our operating activities provided $18.9 million of cash as compared with $8.8 million for the three months ended March 31, 2008. Contributing to the increase between comparable periods was an increase of $6.9 million within working capital components, including strong collections of receivables during the period and a decrease in vendor payables related to the timing of such payments.  In addition, we had increases in non-cash items affecting net income, such as depreciation and amortization expense associated with the equipment and intangible assets acquired from SSI, and an increase in non-cash stock-based compensation related to grants of options during 2008.

Investing Activities. Our capital asset additions totaled $2.3 million in the three months ended March 31, 2009, as compared with $4.0 million in the prior year period.  In February 2008, we purchased substantially all of the assets of SSI for a total purchase price of $35 million, plus $1.7 million related to the acquisition of projects under contract by SSI, for total cash related to the acquisition of $36.7 million.

Financing Activities. In the three months ended March 31, 2009, we paid down our principal balances on our credit facility.  Cash provided by financing activities in the prior year period was attributable to our borrowing of $35 million under of line of credit to fund the assets purchased from SSI.

Sources of Capital

In addition to our cash balances and cash provided by operations, we have a credit facility available to us to finance capital expenditures and working capital needs.

The Company has a credit agreement with several participating banks.  In February 2008, Company borrowed $35 million to fund the purchase of the assets of SSI, and amended its credit facility to reflect the borrowing.  After such borrowing, the Company has available up to $15 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.

--20--

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At March 31, 2009, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a rate of 0.20% of the unused balance.  As of March 31, 2009, no amounts had been drawn under the revolving line of credit.

Payments of interest are due monthly.  Payments of principal are due quarterly in seven equal installments of $875,000, plus an annual principal payment based on 2008 year end results, of $2.4 million, due April 30, 2009.  All provisions under the credit facility mature on September 30, 2010.

Interest on the Company’s borrowings is based on the prime rate, less an applicable margin, or on the LIBOR rate, plus an applicable margin, then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At March 31, 2009, interest was based on LIBOR.  The LIBOR interest rate, plus the applicable margin, at March 31, 2009 was in two tranches, with rates of 2.02% and 2.72%.

The credit facility requires the Company to maintain certain financial ratios, including net worth, fixed charge and leverage ratios, and places other restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans and engage in other actions.  The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries.  As of March 31, 2009, the Company was in compliance with all debt covenants.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At March 31, 2009, we believe our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $100 million in surety bonds outstanding.  During the quarter ended March 31, 2009, approximately 48% of projects, measured by revenue, required us to post a bond.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes outstanding borrowings under our floating rate credit agreement and fluctuations in commodity prices for concrete, steel products and fuel. An increase in interest rates of 1% would have increased interest expense by approximately $85,000 for the three months ended March 31, 2009.  Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for concrete, steel and fuel.  Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts.

As of March 31, 2009, there was $33.3 million outstanding under our credit agreement and there were no borrowings outstanding under our revolving credit facility; however, there were letters of credit issued in the amount of $910,000 which lower the amount available to us on the revolving facility to approximately $7.6 million.

--21--

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

--22--

PART II – Other Information

Item 1.  Legal Proceedings

For information about litigation involving us, see Note 13 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1of Part II.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2008 Form 10-K

Item 6.                      Exhibits

     10.14* Executive Incentive Plan (2009)
     10.15* Subsidiary Incentive Plan (2009)
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

--23--

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
May 8, 2009	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
May 8, 2009	Mark R. Stauffer
Executive Vice President and Chief Financial Officer

--24--