Form 10-K/A
Orion Marine Group Inc
filed 2009-06-10
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment No.1)
(Mark One)
[√]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to_______

Commission file number: 1-33891

ORION MARINE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware State of Incorporation	26-0097459 IRS Employer Identification Number

12550 Fuqua Street Houston, Texas (Address of Principal Executive Offices)	77034 (Zip Code) (713) 852-6500 Registrant’s telephone number including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  [  ] Yes [√] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes[√] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:[√] Yes[  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes   [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
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
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued on connection with the 2009 Annual Meeting of Stockholders

Explanatory Note

Orion Marine Group, Inc. (the “Company”) hereby amends Item 9A of Part II of its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009 (the “Original Form 10-K”), to (1) correct an inadvertent omission of the discussion of the Company’s disclosure controls and procedures and (2) include under “Management’s Report on Internal Control Over Financial Reporting” the paragraph captioned “Changes in Internal Controls” and make certain other non substantive corrections to that section.  In addition, the Company is amending the Report of Independent Registered Public Accounting Firm relating to Schedule II to the Consolidated Financial Statements included under Item 15(2) of Part IV of the Original Form 10-K and the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Form 10-K solely to include signatures that were inadvertently omitted from the original filing.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 9A of the Original Form 10-K has been amended and restated in its entirety.  Other than the revisions to Item 9A and the inclusion of the signatures to the report and consent noted above, there are no other changes to the Original Form 10-K.  No amendments have been made to this Form 10-K/A to reflect events occurring after the filing of the Original Form 10-K or to modify those disclosures affected by subsequent events.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s SEC filings made subsequent to the Original Form 10-K, including any amendments to those filings.  In addition, as required by Rule 12b-15, this Form 10-K/A includes updated certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2, and 32.1.

PART II

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures were effective at December 31, 2008 to ensure that the information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and communicated to Company management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

 Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and issued an audit report thereon, which is included in this Annual Report on Form 10-K.

Changes in Internal Controls. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls.  The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of the Company’s control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

PART IV

Item 15.                                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.           Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2008 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company

Schedule II – Schedule of Valuation and Qualifying Accounts

3.           Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.
Except as noted below, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1 filed on August 20, 2007, as subsequently amended.

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

+	10.23		Schedule of Changes to Compensation of Non-employee Directors, effective for 2008 (filed as an exhibit to the Quarterly Report on Form 1-Q for the quarterly period ended June 30, 2008)
#	21.1		List of Subsidiaries
*	23.1		Consent of Registered Independent Public Accounting Firm
*	31.1		Certification of CEO pursuant to Section 302
*	31.2		Certification of CFO pursuant to Section 302
*	32.1		Certification of CEO and CFO pursuant to Section 906

*	Filed herewith

**	Incorporated by reference to the Company’s report on Form 8K filed with the SEC on March 4, 2008
+	Management contract or compensatory plan or arrangement
#	Filed as an exhibit to the Original 10-K on March 16, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION MARINE GROUP, INC.

Date: June 10, 2009	By:	/s/ J. Michael Pearson
J. Michael Pearson President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

President and Chief
/s/ J. Michael Pearson	Executive Officer and	June 10, 2009
J. Michael Pearson	Director

/s/ Mark R. Stauffer	Chief Financial Officer	June 10, 2009
Mark R. Stauffer	Chief Accounting Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	June 10, 2009
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	June 10, 2009
Thomas N. Amonett

/s/ Austin J. Shanfelter	Director	June 10, 2009
Austin J. Shanfelter

/s/ Gene Stoever	Director	June 10, 2009
Gene Stoever

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

/s/ Grant Thornton LLP
Houston, Texas
March 16, 2009

ORION MARINE GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deduction	Balance at the End of the Period

Year ended December 31, 2006:
Provision for Doubtful Accounts	$ --	$ 500	$ --	$ 500
Year ended December 31, 2007:
Provision for Doubtful Accounts	$ 500	$ --	$ --	$ 500
Year ended December 31, 2008:
Provision for Doubtful Accounts	$ 500	$ 800	$ (500)	$ 800

EXHIBIT INDEX

Exhibit
Number			Description

	1.01		Form of Indemnity Agreement for Directors and Certain Officers dated November 24, 2008 (filed as Exhibit 1.01 to Form 8-K filed on November 25, 2008)
**	2.1		Asset Purchase Agreement dated February 29, 2008, by and between OMGI Sub, LLC and Orion Marine Group, Inc., on the one hand, and Subaqueous Services, Inc. and Lance Young, on the other hand
	3.1		Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc.
	3.2		Amended and Restated Bylaws of Orion Marine Group, Inc.
	4.1		Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007
	10.1		Loan Agreement, dated as of July 10, 2007, between Orion Marine Group, Inc. and Amegy Bank National Association
**	10	.1.1	First Amendment to Loan Agreement dated February 29, 2008, among Orion Marine Group, Inc., and Amegy Bank National Association, a national banking association, as agent
	10.2		Purchase/Placement Agreement dated May 9, 2007 between Orion Marine Group, Inc. and Friedman, Billings, Ramsey & Co., Inc.
	10.3		Amended & Restated Redemption Agreement dated May 7, 2007
	10.4		Lease dated September 13, 2006, by and between F. Miller Construction, LLC and Joe T. Miller Sr.
	10.5		Lease dated September 28, 2006, by and between Southpoint Square I, Ltd. and Misener Marine Construction, Inc.
	10.6		Lease dated June 23, 1997, by and between the City of Port Lavaca, Texas and King Fisher Marine Service, Inc.
	10.7		Land Sublease Agreement dated May 1, 2007, by and between Signet Maritime Corporation and Orion Construction, L.P.
+	10.8		2005 Stock Incentive Plan
+	10.9		Form of Stock Option Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Stock Option
+	10.10		Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Restricted Stock
+	10.11		Orion Marine Group, Inc. Long Term Incentive Plan
+	10.12		Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan
+	10.13		Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock
+	10.14		Executive Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+	10.15		Subsidiary Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+	10.16		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and J. Michael Pearson
+	10.17		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Mark Stauffer
+	10.18		Employment Agreement , dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Elliott Kennedy
+	10.19		Employment Agreement, dated as of April 2, 2007, by and between Orion Marine Group, Inc. and Jim Rose
+	10.20		Employment Agreement, dated as of August 13, 2007, by and between Orion Marine Group, Inc. and J. Cabell Acree, III
**	10.21		Lease Agreement dated February 29, 2008, between OMGI Sub, LLC and Hill Street, LLC
+	10.22
Amendment No. 1 to the Employment Agreement, effective as of April 11, 2008, by and between Orion Marine Group, Inc. and J. Michael Pearson (filed as an exhibit to the Current Report on Form 8-K/A filed April 25, 2008)

+	10.23		Schedule of Changes to Compensation of Non-employee Directors, effective for 2008 (filed as an exhibit to the Quarterly Report on Form 1-Q for the quarterly period ended June 30, 2008)
#	21.1		List of Subsidiaries
*	23.1		Consent of Registered Independent Public Accounting Firm
*	31.1		Certification of CEO pursuant to Section 302
*	31.2		Certification of CFO pursuant to Section 302
*	32.1		Certification of CEO and CFO pursuant to Section 906

*	Filed herewith

**	Incorporated by reference to the Company’s report on Form 8K filed with the SEC on March 4, 2008
+	Management contract or compensatory plan or arrangement
#	Filed as an exhibit to the Original 10-K on March 16, 2009