Form 10-Q
period 2009-06-30
Orion Marine Group Inc
filed 2009-08-06
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [√]

As of August 1, 2009, 21,928,742 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2009
INDEX

PART I	FINANCIAL INFORMATION
	Item 1	Financial Statements (Unaudited)		Page
		Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008		3
		Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008		4
		Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2009		5
		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008		6
		Notes to Condensed Consolidated Financial Statements		7
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17
	Item 3	Quantitative and Qualitative Disclosures About Market Risk		21
	Item 4	Controls and Procedures		22
PART II	OTHER INFORMATION
	Item1	Legal Proceedings		23
	Item 1A	Risk Factors		23
	Item 4	Submission of Matter to a Vote of Security Holders		23
	Item 6	Exhibits		23

	SIGNATURES			24
	Exhibits	10.24	Lease Agreement dated May 14, 2009 by and between Orion Marine Group, Inc. and Aerospace Operating Associates, LP.
		10.25	Amendment to Lease Agreement dated April 8, 2009 by and between Orion Construction, LP and Signet Maritime Corporation.
		10.26	Schedule of Changes to Compensation of Non-employee Directors, effective for 2009

		31.1	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		31.2	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		32.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Part I – Financial Information
Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$44,003	$25,712
Accounts receivable:
Trade, net of allowance of $1,203 and $800, respectively	28,670	37,806
Retainage	8,206	5,719
Other	514	691
Income taxes receivable	2,513	4,017
Inventory	1,528	738
Deferred tax asset	1,630	1,319
Costs and estimated earnings in excess of billings	7,568	7,228
Prepaid expenses and other	1,743	3,207
Total current assets	96,375	86,437
Property and equipment, net	81,011	84,154
Goodwill	12,096	12,096
Intangible assets, net of accumulated amortization	1,147	3,556
Other assets	66	79
Total assets	$190,695	$186,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,500	$5,909
Accounts payable:
Trade	9,382	13,276
Retainage	356	389
Accrued liabilities	10,324	8,176
Taxes payable	630	--
Billings in excess of costs and estimated earnings	7,417	11,666
Total current liabilities	31,609	39,416
Long-term debt, less current portion	26,466	28,216
Other long-term liabilities	522	422
Deferred income taxes	11,731	12,286
Deferred revenue	343	371
Total liabilities	70,671	80,711
Commitments and contingencies
Stockholders’ equity:
Common stock -- $0.01 par value, 50,000,000 authorized, 21,940,388
issued; 21,928,742 outstanding	219	216
Treasury stock, 11,646 and 11,646 shares, at cost	--	--
Additional paid-in capital	59,171	55,388
Retained earnings	60,634	50,007
Total stockholders’ equity	120,024	105,611
Total liabilities and stockholders’ equity	$190,695	$186,322

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Contract revenues	$70,753	$67,070	$140,793	$119,661
Costs of contract revenues	51,878	57,240	107,644	99,759
Gross profit	18,875	9,830	33,149	19,902
Selling, general and administrative expenses	8,739	5,695	15,939	11,522
Income from operations	10,136	4,135	17,210	8,380
Interest (income) expense
Interest income	(95)	(119)	(198)	(268)
Interest expense	231	364	437	490
Interest expense, net	136	245	239	222
Income before income taxes	10,000	3,890	16,971	8,158
Income tax expense	3,714	1,489	6,344	2,911
Net income	$6,286	$2,401	$10,627	$5,247

Basic earnings per share	$0.29	$0.11	$0.49	$0.24
Diluted earnings per share	$0.28	$0.11	$0.48	$0.24
Shares used to compute earnings per share:
Basic	21,662,219	21,565,324	21,613,969	21,565,324
Diluted	22,148,304	21,845,972	22,033,866	21,843,897

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In Thousands, Except Share Information)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2009	21,577,366	$216	(11,646)	$--	$55,388	$50,007	$105,611
Stock-based compensation					701		701
Stock issued upon exercise of options	357,217	3			1,665		1,668
Tax benefit on exercise of options					1,417		1,417
Issuance of restricted stock	5,805	--
Net income	--	--			--	10,627	10,627
Balance, June 30, 2009	21,940,388	$219	(11,646)	$--	$59,171	$60,634	$120,024

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$10,627	$5,247
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	9,908	8,822
Deferred financing cost amortization	126	121
Non-cash interest expense	--	22
Bad debt expense	442	50
Deferred income taxes	(866)	(1,008)
Stock-based compensation	701	508
Gain on sale of property and equipment	(180)	(115)
Excess tax benefit from stock option exercise	(1,417)	--
Change in operating assets and liabilities:
Accounts receivable	6,384	(1,954)
Income tax receivable	3,551	--
Inventory	(790)	(7)
Prepaid expenses and other	1,477	(3,208)
Costs and estimated earnings in excess of billings	(340)	3,318
Accounts payable	(3,927)	1,093
Accrued liabilities	2,248	1,207
Income tax payable	--	(5,427)
Billings in excess of costs and estimated earnings	(4,249)	3,539
Deferred revenue	(28)	(28)
Net cash provided by operating activities	23,667	12,180
Cash flows from investing activities:
Proceeds from sale of property and equipment	443	158
Purchase of property and equipment	(4,745)	(8,629)
Acquisition of business (net of cash acquired)	--	(36,713)
Net cash used in investing activities	(4,302)	(45,184)
Cash flows from financing activities:
Increase in loan costs	--	(80)
Borrowings on long-term debt	--	35,000
Payments on long-term debt	(4,159)	--
Exercise of stock options	1,668	--
Tax benefit from stock option exercises	1,417	--
Net cash (used in) provided by financing activities	(1,074)	34,920
Net change in cash and cash equivalents	18,291	1,916
Cash and cash equivalents at beginning of period	25,712	12,584
Cash and cash equivalents at end of period	$44,003	$14,500
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$442	$247
Taxes, net of refunds	$3,658	$9,078

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2009
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2008 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

At June 30, 2009, 31.5% of our accounts receivable was due from two customers.  No single customer accounted for more than 10% of total receivables at December 31, 2008. In the three months ended June 30, 2009, one customers generated revenues in excess of 10% of total revenues,  representing 19.7% of total revenues.  In the six months ended June 30, 2009, two customers generated 28.7% of total revenues.  In the three and six months ended June 30, 2008, no single customer generated revenues in excess of 10% of total revenues.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. In the second quarter of 2009, the Company increased its allowance for doubtful accounts by $400,000 to fully reserve a receivable due to the bankruptcy filing of a customer.  As of June 30, 2009 and December 31, 2008, the Company had an allowance for doubtful accounts of $1.2 million and $800,000, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at June 30, 2009 totaled $8.2 million, of which $4.8 million is expected to be collected beyond 2009.  Retention at December 31, 2008 totaled $5.7 million.

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

Self-Insurance

The Company maintains insurance coverage for its business and operations.  Insurance related to property, equipment, automobile, general liability, and a portion of workers' compensation is provided through traditional policies, subject to a deductible.  A portion of the Company's workers’ compensation exposure is covered through a mutual association, which is subject to supplemental calls.  Effective July 1, 2009, the Company renewed its existing policies and increased retentions under its self-insurance programs.

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

Goodwill and Other Intangible Assets

Goodwill
Goodwill represents the excess of costs over the fair value of the net tangible and intangible assets acquired.  Goodwill and the cost of intangible assets with indefinite lives are not amortized, but are instead tested annually, in the fourth quarter of each fiscal year, for possible impairment (or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value).  The Company accounts for goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets.  No impairment resulted from the test performed in 2008.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 – “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. SFAS No. 168 sets forth the FASB’s new codification which was first introduced in SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative GAAP. The Company will implement the provisions of this statement in its financial statements for the period ending September 30, 2009. The implementation of the standard will not have any impact on its consolidated financial statements but will require the Company to reference the new codification beginning in the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS No. 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a variable interest entity (“VIE”). The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for us in 2010. Early adoption is prohibited.  We do not believe that the adoption of SFAS 167 will have a significant effect on its consolidated financial statements.

In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 6, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires the fair value for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107), to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarterly and annual periods ending after June 15, 2009.  Adoption of this standard did not have a material effect on our unaudited condensed consolidated financial statements.  Disclosures related to adoption of this standard are included in Note 7, below.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  This standard is effective for the quarterly and annual periods ending after June 15, 2009.  Adoption of this standard did not have a material effect on our unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

Effective January 1, 2009, the Company adopted the FASB’s Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, should be included in the basic Earnings Per Share (EPS) calculation.  Prior-year EPS numbers have been adjusted retrospectively on a consistent basis with 2009 reporting.  This standard did not affect earnings per share for any period presented.

Effective January 1, 2009, the Company adopted the EITF No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  We adopted SFAS No. 157 on January 1, 2008 as it relates to our financial assets. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157, which deferred the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis.  Adoption of FSP No. FAS157-2 on January 1, 2009 did not have a material effect on our consolidated financial statements.

SFAS 141(R).  In December 2007, the FASB issued Statement No. 141(R), Business Combinations.  SFAS No. 141(R) improves consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer is to (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS141(R) applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009.  Adoption of SFAS 141(R) did not have any impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2009.

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
$35,015

The following pro forma condensed financial results of operations are presented as if the acquisition described above had been completed at the beginning of the first quarter of 2008:

Six months ended June 30,
2008
Revenue	$122,439
Income before taxes	$7,384
Net income	$4,769
Earnings per share:
Basic	$0.22
Diluted	$0.22

4.  Contracts in Progress

Contracts in progress are as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Costs incurred	$220,513	$196,363
Estimated earnings	68,792	54,711
	289,305	251,074
Less: Billings to date	(289,154)	(255,512)
	$151	$(4,438)
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$7,568	$7,228
Billings in excess of costs and estimated earnings	(7,417)	(11,666)
	$151	$(4,438)

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

Costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings on completed contracts was $968,516 and $277,880 at June 30, 2009 and December 31, 2008, respectively.

5.  Property and Equipment

The following is a summary of property and equipment at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Automobiles and trucks	$1,412	$1,472
Building and improvements	12,015	12,015
Construction equipment	89,117	88,063
Dredges and dredging equipment	42,628	42,458
Office equipment	1,588	1,123
	146,760	145,131
Less: accumulated depreciation	(75,986)	(69,092)
Net book value of depreciable assets	70,774	76,039
Construction in progress	5,008	2,886
Land	5,229	5,229
	$81,011	$84,154

For the three and six months ended June 30, 2009, depreciation expense was $3.8 million and $7.6 million, respectively.  Depreciation expense for the three and six months ended June 30, 2008 was $3.9 million and $7.2 million, respectively.  The assets of the Company are pledged as collateral for debt in the amount of $30.0 million and $34.1 million at June 30, 2009 and December 31, 2008, respectively. The debt obligations mature in September 2010.

6.  Inventory

Inventory at June 30, 2009 and December 31, 2008, of $1.5 million and $738,000, respectively, consists of parts and small equipment held for use in the ordinary course of business.

7.  Fair Value of Other Financial Instruments

We adopted FSP 107-1 and APB 28-1 as of June 30, 2009.  This guidance requires quarterly fair value disclosures for financial instruments in addition to the annual disclosure.  We believe that the carrying value of our accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values.
The table below summarizes the carrying amount and fair value of our debt payable (including current maturities):

	June 30, 2009	December 31, 2008
Carrying amount:
Debt payable (including current maturities)	$29,966	$34,125

Fair value:
Debt payable (including current maturities)	$29,311	$33,415

The fair value of the debt payable was based on borrowing rates available to the Company for bank loans with similar terms, average maturities and credit risk.

8.  Non-monetary transaction

During the first quarter of 2009, the Company entered into a non-monetary exchange with an unrelated party, whereby the Company provides marine construction services, including dredging and sheet pile work in exchange for delivery of seven new pushboats to add to the Company’s fleet.  The total value of the work contracted and the fair value of the boats, when delivered to the Company, is approximately $2.0 million.  All work performed by the Company, and delivery of all push boats is to be completed by December 31, 2009.  At June 30, 2009, the Company had performed work with a value of approximately $1.1 million, had taken delivery of two pushboats, and construction was underway on the remaining five boats with an equivalent value expended.

9.  Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Beginning balance, January 1	$12,096	$2,481
Additions	--	9,615
Ending balance	$12,096	$12,096

Intangible assets
The Company acquired certain finite-lived intangible assets as part of the acquisition of the assets of SSI, as described in Note 3, above.  In each of the three months ended June 30, 2009 and 2008, the Company recorded amortization expense of $1.1 million, and for the six month periods recorded amortization expense of $2.3 and $1.6 in 2009 and 2008, respectively.  Amortization for the balance of 2009 is $772,000, for 2010 is $33,000 and for 2011 is $5,000.

10.  Accrued Liabilities

Accrued liabilities at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Accrued salaries, wages and benefits	$5,406	$3,856
Accrual for self-insurance liabilities	2,560	2,143
Other accrued expenses	2,358	2,177
	$10,324	$8,176

11.  Debt and Line of Credit

The Company has a credit agreement with several participating banks.  In February 2008, the Company borrowed $35 million to fund the purchase of the assets of SSI, and amended its credit facility to reflect the borrowing.  After such borrowing, the Company has available up to $15 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At June 30, 2009, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a current rate of 0.20% of the unused balance.  As of June 30, 2009, no amounts had been drawn under the revolving line of credit.

Payments of interest are due monthly. Payments of principal are due quarterly in seven equal installments of $875,000, plus an annual principal payment based on year end results.  The additional principal payment of $2.4 million, based on the 2008 year end results was paid on April 30, 2009.  All provisions under the credit facility mature on September 30, 2010.

Interest on the Company’s borrowings is based on the prime rate, less an applicable margin, or on the LIBOR rate, plus an applicable margin, then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At June 30, 2009, interest was based on LIBOR.  The LIBOR interest rate, plus the applicable margin, at June 30, 2009 was in two tranches, with rates of 1.81% and 1.93%.

The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries and places restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans, and engage in other actions.  The credit facility also requires the Company to maintain certain financial ratios as follows:

•
A minimum net worth in the amount of not less than the sum of $40.0 million plus 50% of consolidated net income earned in each fiscal quarter ended after December 31, 2006 plus adjustments for certain equity transactions;

•	A minimum fixed charge coverage ratio of not less than 1.30 to 1.0 from December 31, 2006 and each fiscal quarter thereafter; and
•	A total leverage ratio not greater than 3.0 to 1.0 from December 31, 2006 and each fiscal quarter thereafter.

At June 30, 2009, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of its credit facility.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

12.  Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three and six months ended June 30, 2009 was 37.1% and 37.4%, respectively, and differed from the Company’s statutory rate primarily due to permanent differences and state income taxes.

	Current	Deferred	Total
Three months ended June 30, 2009:
U.S. Federal	$3,928	$(490)	$3,438
State and local	247	29	276
	$4,175	$(461)	$3,714
Three months ended June 30, 2008:
U.S. Federal	$1,257	$(223)	$1,034
State and local	437	18	455
	$1,694	$(205)	$1,489

	Current	Deferred	Total
Six months ended June 30, 2009:
U.S. Federal	$6,779	$(928)	$5,851
State and local	431	62	493
	$7,210	$(866)	$6,344
Six months ended June 30, 2008:
U.S. Federal	$3,263	$(1,091)	$2,172
State and local	656	83	739
	$3,919	$(1,008)	$2,911

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to June 30, 2010.

13.  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three months ended June 30, 2009 and 2008, respectively, 187,621 and 577,618 common stock equivalents were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive. In the six months ended  June 30, 2009 and 2008, respectively, 491,957 and 576,840 common stock equivalents were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008

Weighted average number of common shares outstanding:	21,662,219	21,565,324	21,613,969	21,565,324

Weighted average number of potentially dilutive common stock equivalents:	486,085	280,648	419,897	278,573
Total weighted average shares outstanding assuming dilution	22,148,304	21,845,972	22,033,866	21,843,897

14.  Stock-Based Compensation

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

Restricted stock

As part of their 2009 compensation package, the independent directors of the Company each received an equity award of either restricted stock or options with a fair value on the date of grant of $35,000.  In June 2009, three directors elected to receive stock, which is restricted from sale in total for a period of three years.  One director elected to receive options, which grant is also restricted from exercise for a period of three years, and is included in the discussion of stock options below.  Compensation related to the grants of restricted stock totaled $105,000, which is expensed ratably over the three-year vesting period.

The table below summarizes the restricted stock activity under the LTIP and the 2005 Plan at June 30, 2009:

	Number of shares	Weighted Average Fair Value of Shares
Non-vested shares outstanding at January 1, 2009	64,287	$1.65
Granted	5,805	$18.09
Vested	(18,386)	$0.02
Forfeited/repurchased shares	--
Non-vested shares outstanding at June 30, 2009	51,706	$4.08

Stock options

In June 2009, the Company granted options to purchase 4,177 shares of common stock as part of the compensation package to the independent directors of the Company.  The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock-based awards.  The options granted in June 2009 used the following assumptions:

Expected life of options	3 years
Expected volatility	68.66%
Risk-free interest rate	1.82%
Dividend yield	0.0%
Exercise price	$18.09
Grant date fair value	$8.38

In March 2008, the Company granted options to purchase 15,000 shares of common stock and used the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The awards granted in March 2008 used the following assumptions:

Expected life of options	6 years
Expected volatility	36.7%
Risk-free interest rate	2.92%
Dividend yield	0.0%
Exercise price	$13.20
Grant date fair value	$5.35

Stock option activity during the six months ended June 30, 2009 consists of the following:

	Number of options	Weighted Average Exercise Price
Stock options outstanding at January 1, 2009	1,328,340	$8.38
Granted	4,177	$18.09
Exercised	(357,217)	$4.67
Forfeited	--	--
Stock options outstanding at June 30, 2009	975,300	$9.74
Stock options exercisable at June 30, 2009	281,885	$13.08

As of June 30, 2009, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $9.0 million and $1.7 million, respectively.  The weighted average contractual term of outstanding options was 8.58 years and the weighted average remaining contractual term of the exercisable options was 8.0 years at June 30, 2009.  Proceeds received by the Company for the exercise of stock options in the three and six months ended June 30, 2009 was $1.7 million.  No options were exercised in the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2009, compensation expense related to equity awards for the periods was $350,000 and $701,000, respectively, and for the comparable periods in 2008 was $274,000 and $508,000.

At June 30, 2009, there was $2.1 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested equity awards, which is expected to be recognized over a weighted average period of 1.68 years.

15.  Commitments and Contingencies

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

The Company has been named as one of a substantial number of defendants in numerous individual claims and lawsuits brought by the residents and landowners of New Orleans, Louisiana and surrounding areas in the United States District Court for the Eastern District of Louisiana. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, (E.D. La, 2005), which was instituted in late 2005. While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions. The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages. The Corps of Engineers has contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a court ruling (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, "Order and Reasons," March 9, 2007 (E.D. La, 2007)), we believe that we have no liability under these claims unless we deviated from our contracted scope of work on a project. In June of 2007, however, the plaintiffs appealed this decision to the United States Court of Appeals for the Fifth Circuit, where the appeal is currently pending. Additionally, plaintiffs in other cases included in this subcategory of suits continue to seek trial court determinations contrary to those reached in the “Order and Reasons” described above.

16.   Enterprise Wide Disclosures

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

The following table represents concentrations of revenue by type of customer for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,				Six months ended June 30,
	2009	%	2008	%	2009	%	2008	%
Federal……..	$14,885	21%	$6,951	10%	$28,058	20%	$15,243	13%
State………..	6,480	9%	8,297	13%	15,387	11%	14,704	12%
Local……….	21,050	30%	15,473	23%	35,627	25%	31,352	26%
Private………	28,338	40%	36,349	54%	61,721	44%	58,362	49%
	$70,753	100%	$67,070	100%	$140,793	100%	$119,661	100%

Revenues generated from projects located in the Caribbean Basin totaled 9.1% and 13.3%, and 4.1% and 3.9% of total revenues for the three and six months ended June 30, 2009 and 2008, respectively.

The Company’s long-lived assets are substantially located in the United States.

17.  Stockholders’ Equity

Common Stock

The Company has authorized 50,000,000 shares, of which 21,940,388 have been issued and 21,928,742 are outstanding as of June 30, 2009.  Common stockholders are entitled to vote and to receive dividends if declared.

18.  Subsidiary Guarantors

The Company filed a registration statement on Form S−3 which, when such registration statement becomes effective, will register certain securities described therein, including debt securities which may be guaranteed by certain of the Company’s subsidiaries and are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. Orion Marine Group, Inc., as the parent company, has no independent assets or operations. The Company contemplates that if it offers guaranteed debt securities pursuant to the registration statement, all guarantees will be full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors will be minor. In addition, there are no restrictions on the ability of Orion Marine Group, Inc.  to obtain funds from its subsidiaries by dividend or loan. Finally, there are no restricted assets in any subsidiaries.

19.  Subsequent Events
The Company evaluated its June 30, 2009 financial statements for subsequent events through August 6, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2008 audited consolidated financial statements and notes thereto included in its 2008 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K  and with our unaudited financial statements and related notes appearing elsewhere in this quarterly report.

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 60% of our revenue in the three months ended June 30, 2009, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Recent Developments.  On April 17, 2009, the U.S. Environmental Protection Agency (“EPA”) concluded that carbon dioxide and five other greenhouse gases, are a danger to public health and welfare, thus providing a basis for EPA regulation and control of emissions of such gases.  The EPA finding is subject to public comment before an official ruling is made. Further, on June 26, 2009, the House of Representatives passed a climate change bill to reduce United State greenhouse gas emissions.

As more fully discussed in our 2008 Form 10-K, passage of climate control legislation or adoption of regulations that restrict emissions of greenhouse gases could have an adverse effect on our operations and demand for our services.  The Company will continue to monitor the impact of EPA’s actions, the House bill referenced above, and subsequent legislative actions on its business as more information as to the type and nature of potential regulation becomes available.

In addition to its proposed rule regarding safety hazards related to the operation of hoisting equipment, such as cranes, discussed in more detail in our 2008 Annual Report on Form 10-K, the US Occupational Safety and Health Administration (“OSHA”) is expected to promulgate a rule which will impose stricter and more OSHA standards on certain of the Company’s marine operations, including standards on the control of hazardous energy, so-called “lock-out, tag-out” or LOTO standards (which proposal is printed in the Federal Register, 72 Federal Register 72452.)  While the Company does not currently expect that OSHA’s final rule will materially, adversely impact its operations or financial condition, we are continuing to monitor potential impacts as OSHA’s promulgation of the rule progresses.
Outlook.     Despite continued instability in the economy and the challenges facing many state and local budgets, to date, we have not seen a general, significant decline in our end market bidding activity.  Indeed, supplemental emergency funding legislation signed into law in 2008 provides $740 million to the Corp of Engineers allocated for emergency dredging and construction projects in areas affected by the 2008 storms, which include the markets in which we operate.  The $787 billion American Recovery and Reinvestment Act provides $90 billion of infrastructure spending, including $27.5 billion toward highway construction, $4.6 billion to the US Army Corps of Engineers, and $240 million for US Coast Guard bridge alterations and construction improvements.  Recently, we have seen the pace of projects released for bid by the US Army Corps of Engineers increase in the markets we serve.

In the short term, we have benefitted from the general decline in commodity prices, particularly in fixed cost or unit price contracts where we have been able to release certain cost contingencies.  However, continued depressed commodity prices may adversely affect the revenue potential of future projects on which we choose to bid.

We continue to monitor our credit exposure.  During the six months ended June 30, 2009, our operations provided cash from operations in excess of $23.7 million and our cash position at June 30, 2009 was in excess of $44.0 million.  Our operations are not currently dependent on external short-term funding and we have not utilized the $7.6 million available to us under our revolving credit facility.

Our focus in 2009 is to concentrate on our core objectives; to manage our business effectively and efficiently in this unstable economic environment; to pursue rational growth strategies while closely monitoring the costs of our operations; and to maintain our strong balance sheet.

Consolidated Results of Operations

Three months ended June 30, 2009 compared with three months ended June 30, 2008

	Three months ended June 30,
	2009		2008

	Amount	Percent	Amount	Percent
Contract revenues	$70,753	100.0%	$67,070	100.0%
Costs of contract revenues	51,878	73.3	57,240	85.3
Gross profit	18,875	26.7	9,830	14.7
Selling, general and administrative expenses	8,739	12.4	5,695	8.5
Income from operations	10,136	14.3	4,135	6.2
Interest (income) expense
Interest (income)	(95)	(0.1)	(119)	(0.2)
Interest expense	231	0.3	364	0.6
Interest expense, net	136	0.2	245	0.4
Income before income taxes	10,000	14.1	3,890	5.8
Income tax expense	3,714	5.2	1,489	2.2
Net income	$6,286	8.9%	$2,401	3.6%

Contract Revenues. In the three months ended June 30, 2009, revenues increased approximately 5.5% as compared with the same period last year.  Revenues are driven by the progress schedules, size, composition,  scope, and number of projects under contract at any given time.  Contract revenue generated from government agencies, including federal, state and local municipalities represented 60% of total revenues in the second quarter of 2009, with projects in the private sector comprising 40% of revenue, as compared with the second quarter of 2008, when the mix of customers included 46% from government agencies and 54% from the private sector.

Gross Profit.   Gross profit increased approximately $9.0 million, or 92.0%, in the second quarter of 2009 as compared with the corresponding period last year and gross margins improved to 26.7% from 14.7% in the prior year period.  Improvements in gross profit and margin were due primarily to our ability to release certain cost contingencies resulting from improved project execution and performance.  Also, in the three months ended June 30, 2008, unforeseen site conditions on two dredging projects resulted in project delays and adversely affected gross profit and margins.  In addition, we self-performed approximately 90% of our work in the current year period, as compared with the second quarter of 2008, when our self-performance rate was 86% of total costs.  Increased self-performance on contracts generally results in an increase in margin.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $3.0 million in the three months ended June 30, 2009 as compared with the prior year period.  In the prior year period, the Company recovered in full a previously reserved receivable and benefitted from lower group medical and workers’ compensation expenses.  In the current year period, the Company increased its allowance for doubtful accounts to fully reserve a customer receivable based on that customer’s bankruptcy filing during the second quarter.  The Company partially reserved this receivable in the fourth quarter of 2008.

Income Tax Expense  Our effective rate for the three months ended June 30, 2009 was 37.1% and differed from the Company’s statutory rate of 35% primarily due to state income taxes, and to other permanent differences. Our effective rate for the three months ended June 30, 2008 was 38.3% and differed from the Company’s statutory rate of 35% primarily due to state income taxes, non-deductible stock based compensation expense associated with employee incentive stock options and other permanent differences.

Six months ended June 30, 2009 compared with six months ended June 30, 2008

	Six months ended June 30,
	2009		2008

	Amount	Percent	Amount	Percent
Contract revenues	$140,793	100.0%	$119,661	100.0%
Costs of contract revenues	107,644	76.4	99,759	83.4
Gross profit	33,149	23.5	19,902	16.6
Selling, general and administrative expenses	15,939	11.3	11,522	9.6
Income from operations	17,210	12.2	8,380	7.0
Interest (income) expense
Interest (income)	(198)	(0.1)	(268)	(0.2)
Interest expense	437	0.3	490	0.4
Interest expense, net	239	0.2	222	0.2
Income before income taxes	16,971	12.1	8,158	6.8
Income tax expense	6,344	4.5	2,911	2.4
Net income	$10,627	7.6%	$5,247	4.4%

Contract Revenues. Revenues for the six months ended June 30, 2009 increased approximately 17.7% as compared with the same period last year.  The increase, as compared with last year, was attributable, in part, to our expansion late in the first quarter of 2008 of our dredging and other construction capabilities along the Atlantic Seaboard.  Contract revenue generated from government agencies, including federal, state and local municipalities represented 56% of total revenues in the first six months of 2009, with projects in the private sector comprising 44% of revenue, as compared with the six months of 2008, when the mix of customers included 51% from government agencies and 49% from the private sector.

Gross Profit.   Gross profit increased approximately $13.2 million, or 66.6%, in the first half of 2009 as compared with the corresponding period last year.  The improvement in gross profit was due to the increase in revenues, as well as our ability to release certain cost contingencies, resulting from improved project execution and performance.  Gross margin for the six months ended June 30, 2009 was 23.5%, as compared with 16.6% in the prior year period.  Additionally, in the prior year unforeseen site conditions on two dredging projects resulted in project delays and adversely affected gross profit and margins. We self-performed approximately 93% of our work in the current year period, a significant increase over the first six months of 2008, when our self-performance rate was 87% of total costs, Increased self-performance generally results in an increase in margins.

Selling, General and Administrative Expense. Selling, general and administrative expenses (“SGA”) increased $4.4 million in the six months ended June 30, 2009 as compared with the prior year period.  The increase in expense was due to overheads and amortization of intangible assets related to the acquisition of the assets of Subaqueous Services, Inc. (“SSI”) in February 2008, and to an increase in our reserve for doubtful accounts.  In the six months ended June 30, 2008, we recovered in full a previously reserved receivable and benefitted from lower group medical and workers’ compensation expenses.

Income Tax Expense  Our effective rate for the six months ended June 30, 2009 was 37.4% and differed from the Company’s statutory rate of 35% primarily due to state income taxes and to other permanent differences in the current year. In the first quarter of 2008, the Company revised its estimate of the impact of certain permanent deductions available to it on its federal tax return, which reduced its effective rate for the six month period to 35.7%.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2009, our working capital was $64.8 million compared to $47.0 million at December 31, 2008. The increase of $17.8 million in working capital was primarily due to an improved cash position and decreases in trade payables and liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts.  As of June 30, 2009, we had cash on hand and availability under our revolving credit facility of $51.6 million.

We continue to monitor our credit exposure.  At June 30, 2009, our operations provided cash from operations in excess of $23.7 million and our cash position was in excess of $44.0 million.  Our operations are not currently dependent on external short-term funding, and we have not utilized our available borrowing of $7.6 million under our revolving credit facility.

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

The following table provides information regarding our cash flows and capital expenditures for the six months ended June 30, 2009 and 2008 (unaudited):

	Six months ended June 30,
	2009	2008
Cash flows provided by operating activities…………………………………	$23,667	$12,180
Cash flows used in investing activities………………………………………	$(4,302)	$(45,184)
Cash flows provided by (used in) financing activities……………………….	$(1,074)	$34,920

Operating Activities. During the six months ended June 30, 2009, our operating activities provided $23.7 million of cash as compared with $12.2 million for the six months ended June 30, 2008. Contributing to the increase between comparable periods was an increase of $5.8 million within working capital components, including strong collections of receivables during the period and a decrease in vendor payables related to the timing of such payments, and to the nature of the contracts in progress.  In addition, we had increases in non-cash items affecting net income, such as depreciation and amortization expense associated with the equipment and intangible assets acquired from SSI, and an increase in non-cash stock-based compensation related to grants of options during 2008.

Investing Activities. Our capital asset additions totaled $4.7 million in the six months ended June 30, 2009, as compared with $8.6 million in the prior year period.  In February 2008, we purchased substantially all of the assets of SSI for a total purchase price of $35 million, plus $1.7 million related to the acquisition of projects under contract by SSI, for total cash related to the acquisition of $36.7 million.

Financing Activities. In the six months ended June 30, 2009, we paid down our principal balances on our credit facility, which was offset by proceeds received from stock option exercises, including the related excess tax benefits.  Cash provided by financing activities in the prior year period was attributable to our borrowing of $35 million under of line of credit to fund the assets purchased from SSI.

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

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At June 30, 2009, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a current rate of 0.20% of the unused balance.  As of June 30, 2009, no amounts had been drawn under the revolving line of credit.

Payments of interest are due monthly. Payments of principal are due quarterly in seven equal installments of $875,000, plus an annual principal payment based on year end results.  The additional principal payment of $2.4 million, based on the 2008 year end results was paid on April 30, 2009.  All provisions under the credit facility mature on September 30, 2010.

Interest on the Company’s borrowings is based on the prime rate, less an applicable margin, or on the LIBOR rate, plus an applicable margin, then in effect, at the Company’s discretion.  For each prime rate loan drawn under the credit facility, interest is due quarterly at the then prime rate minus a margin that is adjusted quarterly based on total leverage ratios, as applicable.  For each LIBOR loan, interest is due at the end of each interest period at a rate of the then LIBOR rate for such period plus the LIBOR margin based on total leverage ratios, as applicable.  At June 30, 2009, interest was based on LIBOR.  The LIBOR interest rate, plus the applicable margin, at June 30, 2009 was in two tranches, with rates of 1.81% and 1.93%.

The credit facility is secured by the bank accounts, accounts receivable, inventory, equipment and other assets of the Company and its subsidiaries and places restrictions on the Company as to its ability to incur additional debt, pay dividends, advance loans, and engage in other actions.  The credit facility also requires the Company to maintain certain financial ratios as follows:

•
A minimum net worth in the amount of not less than the sum of $40.0 million plus 50% of consolidated net income earned in each fiscal quarter ended after December 31, 2006 plus adjustments for certain equity transactions;

•	A minimum fixed charge coverage ratio of not less than 1.30 to 1.0 from December 31, 2006 and each fiscal quarter thereafter; and
•	A total leverage ratio not greater than 3.0 to 1.0 from December 31, 2006 and each fiscal quarter thereafter.

At June 30, 2009, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of its credit facility.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At June 30, 2009, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $100 million in surety bonds outstanding.  Despite the prevailing economic conditions, we believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity. During the quarter ended June 30, 2009, approximately 60% of projects, measured by revenue, required us to post a bond.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes outstanding borrowings under our floating rate credit agreement and fluctuations in commodity prices for concrete, steel products and fuel. An increase in interest rates of 1% would have increased interest expense by approximately $79,000 for the three months ended June 30, 2009 and $165,000 for the six month period.  Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for concrete, steel or fuel.  Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts.

As of June 30, 2009, there was $30.0 million outstanding under our credit agreement and there were no borrowings outstanding under our revolving credit facility; however, there were letters of credit issued in the amount of $910,000 which lower the amount available to us on the revolving facility to approximately $7.6 million.

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

PART II – Other Information

Item 1.  Legal Proceedings

For information about litigation involving us, see Note 15 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1of Part II.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2008 Form 10-K

Item 4.                      Submission of Matters to a Vote of Security Holders

The Company’s 2009 Annual Meeting of Shareholders was held on May 14, 2009, as previously announced in its Notice of 2009 Annual Meeting of Shareholders and Proxy Statement dated April 13, 2009, copies of which were filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Two matters were voted upon by the shareholders at the Annual Meeting: (1) the re-election of Richard L. Daerr, Jr. and J. Michael Pearson to serve as directors until the 2012 annual meeting, and (2) the approval of the appointment of Grant Thornton, LLP as the Company’s independent registered public accounting firm for 2009.

The results of the shareholder voting were as follows (all shares were voted by proxy)

	Votes For	Votes Against	Abstentions	Broker Non-votes
1. Election of directors:
Richard L. Daerr, Jr.	17,971,224	13,355	79,950
J. Michael Pearson	17,982,169	2,211	80,148
2. Approval of the appointment of Grant Thornton LLP	18,060,928	2,908	692
as the Company’s independent registered accounting firm

Item 6.                      Exhibits
10.24*	Lease Agreement dated May 14, 2009 by and between Orion Marine Group, Inc. and Aerospace Operating Associates, LP.
10.25*	Amendment to Lease Agreement dated April 8, 2009 by and between Orion Construction, LP and Signet Maritime Corporation.
10.26*                      Schedule of Changes to Compensation of Non-employee Directors, effective for 2009
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
August 6, 2009	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
August 6, 2009	Mark R. Stauffer
Executive Vice President and Chief Financial Officer