Form 10-Q
period 2009-09-30
Orion Marine Group Inc
filed 2009-11-06
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to_________

Commission file number:
1-33891

ORION MARINE GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	26-0097459
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
12000 Aerospace Dr. Suite 300 Houston, Texas	77034
(Address of principal executive offices)	(Zip Code)
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

As of November 1, 2009, 26,776,722 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2009
INDEX

PART I	FINANCIAL INFORMATION
	Item 1	Financial Statements (Unaudited)		Page
		Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008		3
		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008		4
		Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2009		5
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008		6
		Notes to Condensed Consolidated Financial Statements		7
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20
	Item 3	Quantitative and Qualitative Disclosures About Market Risk		26
	Item 4	Controls and Procedures		26
PART II	OTHER INFORMATION
	Item1	Legal Proceedings		27
	Item 1A	Risk Factors		27
	Item 4	Submission of Matter to a Vote of Security Holders		27
	Item 6	Exhibits		27

	SIGNATURES			28
	Exhibits

		10.27 10.28
    Lease Agreement dated July 16, 2009 between F. Miller Construction, LLC and Reeves Commercial

    Lease Agreement dated September 8, 2009 between F. Miller Construction, LLC and West Calcasieu Port Authority

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

Part I – Financial Information
Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$108,984	$25,712
Accounts receivable:
Trade, net of allowance of $1,203 and $800, respectively	37,056	37,806
Retainage	11,198	5,719
Other	476	691
Income taxes receivable	2,197	4,017
Note receivable	765	--
Inventory	1,744	738
Deferred tax asset	1,642	1,319
Costs and estimated earnings in excess of billings	9,094	7,228
Prepaid expenses and other	1,834	3,207
Total current assets	174,990	86,437
Property and equipment, net	80,451	84,154
Goodwill	12,096	12,096
Intangible assets, net of accumulated amortization	320	3,556
Other assets	66	79
Total assets	$267,923	$186,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$--	$5,909
Accounts payable:
Trade	20,481	13,276
Retainage	778	389
Accrued liabilities	11,740	8,176
Taxes payable	353	--
Billings in excess of costs and estimated earnings	5,402	11,666
Total current liabilities	38,754	39,416
Long-term debt, less current portion	--	28,216
Other long-term liabilities	409	422
Deferred income taxes	11,383	12,286
Deferred revenue	330	371
Total liabilities	50,876	80,711
Commitments and contingencies
Stockholders’ equity:
Common stock -- $0.01 par value, 50,000,000 authorized,
26,788,368 issued; 26,776,722 outstanding at September 30, 2009; 21,577,366 issued; 21,565,720 outstanding at December 31, 2008	268	216
Treasury stock, 11,646 shares, at cost	--	--
Additional paid-in capital	150,748	55,388
Retained earnings	66,031	50,007
Total stockholders’ equity	217,047	105,611
Total liabilities and stockholders’ equity	$267,923	$186,322

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Contract revenues	$81,466	$62,897	$222,259	$182,558
Costs of contract revenues	65,468	50,297	173,112	150,056
Gross profit	15,998	12,600	49,147	32,502
Selling, general and administrative expenses	7,699	7,357	23,638	18,879
Income from operations………………………..	8,299	5,243	25,509	13,623
Interest (income) expense
Interest income	(78)	(107)	(274)	(375)
Interest expense	88	365	525	855
Interest expense, net	10	258	249	480
Income before income taxes	8,289	4,985	25,260	13,143
Income tax expense	2,892	1,221	9,236	4,132
Net income	$5,397	$3,764	$16,024	$9,011

Basic earnings per share	$0.22	$0.18	$0.71	$0.42
Diluted earnings per share	$0.22	$0.17	$0.70	$0.41
Shares used to compute earnings per share:
Basic	24,241,749	21,557,601	22,485,770	21,562,722
Diluted	24,678,251	21,833,327	22,896,150	21,840,370

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In Thousands, Except Share Information)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2009	21,577,365	$216	(11,646)	$--	$55,388	$50,007	$105,611
Stock-based compensation	--	--	--	--	1,059	--	1,059
Stock issued upon exercise of options	375,198	4	--	--	1,872	--	1,876
Tax benefit on exercise of options		--	--	--	1,456	--	1,456
Issuance of restricted stock	5,805	--	--	--	--	--
Issuance of common stock, net of expenses	4,830,000	48	--	--	90,973	--	91,021
Net income	--	--	--	--	--	16,024	16,024
Balance, September 30, 2009	26,788,368	$268	(11,646)	$--	$150,748	$66,031	$217,047

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$16,024	$9,011
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	14,712	13,862
Deferred financing cost amortization	189	184
Non-cash interest expense	--	22
Bad debt expense	442	50
Deferred income taxes	(1,226)	(2,187)
Stock-based compensation	1,059	766
Gain on sale of property and equipment	(245)	(1,040)
Excess tax benefit from stock option exercise	(1,456)	--
Change in operating assets and liabilities:
Accounts receivable	(4,956)	(5,701)
Income tax receivable	3,276	--
Note receivable	(765)	--
Inventory	(1,006)	(8)
Prepaid expenses and other	1,386	(3,282)
Costs and estimated earnings in excess of billings	(1,866)	2,930
Accounts payable	7,594	(991)
Accrued liabilities	3,551	3,357
Income tax payable	353	(6,540)
Billings in excess of costs and estimated earnings	(6,264)	5,988
Deferred revenue	(42)	(42)
Net cash provided by operating activities	30,760	16,379
Cash flows from investing activities:
Proceeds from sale of property and equipment	673	3,581
Purchase of property and equipment	(8,389)	(11,715)
Acquisition of business (net of cash acquired)	--	(36,713)
Net cash used in investing activities	(7,716)	(44,847)
Cash flows from financing activities:
Increase in loan costs	--	(80)
Borrowings on long-term debt	--	35,000
Payments on long-term debt	(34,125)	--
Proceeds from the sale of common stock	91,345	--
Expenses from the sale of common stock	(324)	(51)
Exercise of stock options	1,876	--
Tax benefit from stock option exercises	1,456	--
Net cash provided by financing activities	60,228	34,869
Net change in cash and cash equivalents	83,272	6,401
Cash and cash equivalents at beginning of period	25,712	12,584
Cash and cash equivalents at end of period	$108,984	$18,985
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$539	$492
Taxes, net of refunds	$6,831	$12,405

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009
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

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280 – Segment Reporting.  In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to similar regulatory environments.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.   Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates.  The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

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

Revenue Recognition

The Company records revenue on construction contracts for financial statement purposes on the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. The Company follows the guidance of ASC 605-35– Revenue Recognition, Construction-Type and Production-Type Contracts, for its accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

At September 30, 2009, 32.5% of our accounts receivable was due from two customers.  No single customer accounted for more than 10% of total receivables at December 31, 2008. In the three months ended September 30, 2009 and 2008, one customer in each period generated revenues in excess of 10% of total revenues,  representing 13.7% and 10.8% of total revenues, respectively.  In the nine months ended September 30, 2009, one customer generated revenues of 14.5%.  No single customer generated revenues in excess of 10% of total revenues in the nine months ended September 30, 2008.

Cash and cash equivalents

All cash and cash equivalents are stated at cost, which approximates market.  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  The Company maintains cash at various financial institutions that may exceed federally insured limits.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. In the second quarter of 2009, the Company increased its allowance for doubtful accounts by $400,000 to fully reserve a receivable due to the bankruptcy filing of a customer.  As of September 30, 2009 and December 31, 2008, the Company had an allowance for doubtful accounts of $1.2 million and $800,000, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at September 30, 2009 totaled $11.2 million, of which $1.7 million is expected to be collected beyond September 30, 2010.  Retention at December 31, 2008 totaled $5.7 million.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of certain assets and liabilities.  These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

FASB ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position must meet before being recognized in the financial statements, and provides guidance on derecognition, measurement, and classification of uncertain tax positions, accounting for and disclosure of interest and penalties, and accounting in interim periods.  Since adoption in 2007, the Company has not recorded a liability for uncertain tax positions.

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

Stock-Based Compensation

The Company recognizes compensation expense for equity awards based on FASB ASC 718 – Compensation – Stock Compensation.  Compensation expense is recognized based on the fair value of these awards at the date of grant.  The computed fair value of these awards is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award.

Compensation is recognized only for share-based payments expected to vest.  The Company estimates forfeitures at the date of grant based on historical experience and future expectations.

Goodwill and Other Intangible Assets

Goodwill
Goodwill represents the excess of costs over the fair value of the net tangible and intangible assets acquired.  Goodwill and the cost of intangible assets with indefinite lives are not amortized, but are instead tested annually, in the fourth quarter of each fiscal year, for possible impairment (or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value).  The Company accounts for goodwill in accordance with ASC 350 – Intangibles – Goodwill and Other.  No impairment resulted from the test performed in 2008.

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

Recently Issued Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB ASC 105 --  Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

Accounting pronouncements adopted prior to Codification

In June 2009, the FASB issued SFAS No. 167 -- Amendments to FASB Interpretation No. 46R (SFAS No. 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a variable interest entity (“VIE”). The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for us in 2010. Early adoption is prohibited.  We do not believe that the adoption of SFAS 167 will have a significant effect on the Company’s consolidated financial statements.  As of September 30, 2009, SFS 167 had not been added to the Codification.

The Company adopted the provisions of FASB ASC 855 – Subsequent Events as of June 30, 2009. FASB ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.

The Company discloses the fair value of its financial instruments in its interim financial statements, in accordance with FASB ASC 825 -- Financial Instruments, which it adopted in June 2009.  Adoption of this section of the Codification did not have a material effect on our unaudited condensed consolidated financial statements.  The appropriate disclosures related to adoption are included in Note 8, below.

The Company accounts for business combinations in accordance with FASB ASC 805 -- Business Combinations, which is effective for business combinations for which the acquisition date is after January 1, 2009.  FASB ASC 805 had no effect on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009.

The Company adopted the provisions of FASB ASC 260 -- Earnings Per Share, effective January 1, 2009, which required that all unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be included in the basic Earnings Per Share (EPS) calculation.  Prior-year EPS numbers have been adjusted retrospectively on a consistent basis with 2009 reporting.  This standard did not affect earnings per share for any period presented.

The Company accounts for its intangible assets under the provisions of FASB ASC 350 -- Intangibles – Goodwill and Other, and, effective January 1, 2009, adopted provisions within that topic that clarify accounting for defensive intangible assets subsequent to initial measurement, and applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Also effective January 1, 2009, the Company adopted provisions within FASB ASC 350 that amend the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, which requires a consistent approach between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of an asset. Adoption of these provisions did not have a material impact on the Company’s consolidated results of operations or financial condition.

The Company measures the fair value and discloses its fair value measurements in accordance with FASB ASC 820 -- Fair Value Measurements and Disclosures, and adopted provisions under FASB ASC 820 regarding the fair value measurement of nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring bases, and provisions under FASB ASC 820 that clarify the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  Adoption of these provisions did not have a material effect on our consolidated financial statements.

Accounting Standard Updates (“ASU”) issued after June 30, 2009

ASU No. 2009-12.  In September 2009, the FASB amended Subtopic 820-10 -- Fair Value Measurements and Disclosures – Overall, to allow a reporting entity to measure the fair value of an investment on the basis of net asset value per share, as of the reporting entity’s measurement date, in certain limited conditions.  The amendments in this update are effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements that have not been issued.  Adoption of these amendments is not expected to affect the Company’s consolidated financial statements.

3.   Offering of Common Stock

In August 2009, pursuant to a shelf registration statement on Form S-3, the Company completed a public offering of 4,830,000 million shares of its common stock at $19.70 per share.  The Company received proceeds, net of underwriting commissions, of $91.3 million ($18.91 per share), and paid approximately $524,000 in related offering expenses.  The underwriters contributed $200,000 to offset a portion of the Company’s expenses.  A portion of the offering proceeds was used to repay the Company’s outstanding debt of approximately $29.9 million.

Proceeds received from the sale of securities	$95,151
Less:
Underwriters’ commission	(3,806)
91,345
Offering related expenses	(524)
Expense credit received from underwriters	200
Total proceeds, net of expenses	$91,021

Use of proceeds:
Repayment of outstanding debt	29,966
Balance retained in working capital, September 30, 2009	$61,055

Proceeds are expected to be used for capital expenditures, possible future acquisitions and general corporate purposes.

4.   Acquisition of the Assets of Subaqueous Services, Inc.

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
$35,015

The following pro forma condensed financial results of operations are presented as if the acquisition described above had been completed at the beginning of the first quarter of 2008:

Nine months ended September 30,
2008
Revenue	$185,336
Income before taxes	$12,369
Net income	$8,533
Earnings per share:
Basic	$0.40
Diluted	$0.39

5.  Contracts in Progress

Contracts in progress are as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Costs incurred	$222,450	$196,363
Estimated earnings	66,494	54,711
	$288,944	251,074
Less: Billings to date	(285,252)	(255,512)
	$3,692	$(4,438)
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$9,094	$7,228
Billings in excess of costs and estimated earnings	(5,402)	(11,666)
	$3,692	$(4,438)

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

Costs and estimated earnings in excess of billings arise when revenue has been recognized, but the amounts have not, or cannot, by the terms of the contract, been billed to the customer.  Billings in excess of costs and estimated earnings arise when amounts billed to the customer exceed revenue recognized on the project.

Costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings on completed contracts was $144,212 and $277,880 at September 30, 2009 and December 31, 2008, respectively.

6.  Property and Equipment

The following is a summary of property and equipment at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Automobiles and trucks	$1,301	$1,472
Building and improvements	12,226	12,015
Construction equipment	90,853	88,063
Dredges and dredging equipment	44,533	42,458
Office equipment	1,593	1,123
	$150,506	145,131
Less: accumulated depreciation	(79,359)	(69,092)
Net book value of depreciable assets	71,147	76,039
Construction in progress	4,075	2,886
Land	5,229	5,229
	$80,451	$84,154

For the three and nine months ended September 30, 2009, depreciation expense was $4.0 million and $11.7 million, respectively.  Depreciation expense for the three and nine months ended September 30, 2008 was $3.9 million and $11.2 million, respectively.  The assets of the Company are pledged as collateral under the Company’s credit facility, which had been repaid in full at September 30, 2009. Debt outstanding at December 31, 2008 totaled $34.1 million.

7.  Inventory

Inventory at September 30, 2009 and December 31, 2008, of $1.7 million and $738,000, respectively, consists of parts and small equipment held for use in the ordinary course of business.

8.  Fair Value of Other Financial Instruments

On June 30, 2009, we adopted changes issued by the FASB for fair value disclosures of financial instruments.  This guidance requires quarterly fair value disclosures for financial instruments in addition to the annual disclosure.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values. We have a note receivable in the amount of $765,000 from a customer providing for payments over a ten month period.  Due to the short-term payment schedule, we believe that the carrying value of the note receivable approximates its fair value.

The table below summarizes the carrying amount and fair value of our debt payable (including current maturities) at December 31, 2008.  Our debt was repaid in full in August 2009.

	September 30, 2009	December 31, 2008
Carrying amount:
Debt payable (including current maturities)	--	$34,125

Fair value:
Debt payable (including current maturities)	--	$33,415

The fair value of the debt payable was based on borrowing rates available to the Company for bank loans with similar terms, average maturities and credit risk.

9.  Non-monetary transaction

During the first quarter of 2009, the Company entered into a non-monetary exchange with an unrelated party, whereby the Company provides marine construction services, including dredging and sheet pile work in exchange for delivery of seven new pushboats to add to the Company’s fleet.  The total value of the work contracted and the fair value of the boats, when delivered to the Company, is approximately $1.8 million.  All work performed by the Company, and delivery of all push boats is to be completed by December 31, 2009.  At September 30, 2009, the Company had performed work with a value of approximately $1.2 million, had taken delivery of four pushboats, and construction was underway on the remaining three boats with an equivalent value expended.

10.  Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Beginning balance, January 1	$12,096	$2,481
Additions	--	9,615
Ending balance	$12,096	$12,096

Intangible assets
The Company acquired certain finite-lived intangible assets as part of the acquisition of the assets of SSI, as described in Note 4, above.  In the three months ended September 30, 2009, the Company recorded amortization expense of $764,000 and in the three months ended September 30, 2008, the Company recorded amortization expense of $1.2 million related to these assets.  For the nine month periods the Company recorded amortization expense of $3.0 million and $2.6 million in 2009 and 2008, respectively.  Amortization for the balance of 2009 is $8,300, for 2010 is $33,000 and for 2011 is $5,600.

11.  Accrued Liabilities

Accrued liabilities at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Accrued salaries, wages and benefits………	$6,609	$3,856
Accrual for self-insurance liabilities……….	2,452	2,143
Other accrued expenses…………………….	2,679	2,177
	$11,740	$8,176

12.  Debt and Line of Credit

The Company has a credit agreement with several participating banks.  In February 2008, the Company borrowed $35 million to fund the purchase of the assets of SSI, and amended its credit facility to reflect the borrowing.  In August 2009, the Company repaid the outstanding balance on the credit facility of $29.9 million from proceeds received from its common stock offering (Note 3, above).  The Company has available to borrow up to $15 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.  All provisions under the credit facility mature on September 30, 2010.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At September 30, 2009, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a current rate of 0.20% of the unused balance.  As of September 30, 2009, no amounts had been drawn under the revolving line of credit.

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

At September 30, 2009, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of its credit facility.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

The Company is in negotiations to renew its credit facility prior to the September 30, 2010 expiration.

13.  Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three and nine months ended September 30, 2009 was 34.9% and 36.6%, respectively, and differed from the Company’s statutory rate primarily due to permanent differences and state income taxes.

	Current	Deferred	Total
Three months ended September 30, 2009:
U.S. Federal	$3,009	$(58)	$2,951
State and local	248	(307)	(59)
	$3,257	$(365)	$2,892
Three months ended September 30, 2008:
U.S. Federal	$2,342	$(899)	$1,443
State and local	60	(282)	(222)
	$2,402	$(1,181)	$1,221

	Current	Deferred	Total
Nine months ended September 30, 2009:
U.S. Federal	$9,786	$(986)	$8,800
State and local	676	(240)	436
	$10,462	$(1,226)	$9,236
Nine months ended September 30, 2008:
U.S. Federal	$5,603	$(1,988)	$3,615
State and local	716	(199)	517
	$6,319	$(2,187)	$4,132

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to September 30, 2010.

14.  Earnings Per Share

On January 1, 2009, the Company adopted changes issued by the FASB to the calculation of earnings per share.  These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. Under our stock-based compensation programs, certain employees are granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to any dividends paid to holders of the Company’s common stock. As such, these unvested stock and performance awards meet the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Prior to the adoption of these changes, stock and performance awards were considered potential shares of common stock and were included only in the diluted EPS calculation under the treasury stock method as long as their effect was not anti-dilutive. EPS data for prior periods presented were revised to reflect these changes.

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three months and nine months ended September 30, 2009, respectively, 26,677 and 209,848 common stock equivalents were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive. In each of the three and nine months ended  September 30, 2008, 569,740 common stock equivalents were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Weighted average number of common shares outstanding:	24,241,749	21,557,601	22,485,770	21,562,722

Weighted average number of potentially dilutive common stock equivalents:	436,502	275,726	410,380	277,648
Total weighted average shares outstanding assuming dilution	24,678,251	21,833,327	22,896,150	21,840,370

15.  Stock-Based Compensation

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

Restricted stock

As part of their 2009 compensation package, the independent directors of the Company each received an equity award of either restricted stock or options with a fair value on the date of grant of $35,000.  In June 2009, upon receipt of the award, three directors elected to receive stock, which is restricted from sale in total for a period of three years.  One director elected to receive options, which grant is also restricted from exercise for a period of three years, and is included in the discussion of stock options below.  Compensation related to the grants of restricted stock totaled $105,000, which is expensed ratably over the three-year vesting period.

The table below summarizes the restricted stock activity under the LTIP and the 2005 Plan at September 30, 2009:

	Number of shares	Weighted Average Fair Value of Shares
Non-vested shares outstanding at January 1, 2009	64,287	$1.65
Granted	5,805	$18.09
Vested	(27,579)	$0.02
Forfeited/repurchased shares	--
Non-vested shares outstanding at September 30, 2009	42,513	$4.95

Stock options

During 2009, the Company granted options to purchase 26,677 shares of common stock to individual employees and as part of the compensation package to the independent directors of the Company.  The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock-based awards.  The fair value of the options granted during 2009 was determined using the following weighted average assumptions:

Expected life of options	3 years
Expected volatility	67.8%
Risk-free interest rate	1.5%
Dividend yield	0.0%
Exercise price	$19.89
Grant date fair value	$9.06

In March 2008, the Company granted options to purchase 15,000 shares of common stock and used the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The fair value of the awards granted in March 2008 was determined using the following assumptions:

Expected life of options	6 years
Expected volatility	36.7%
Risk-free interest rate	2.92%
Dividend yield	0.0%
Exercise price	$13.20
Grant date fair value	$5.35

Stock option activity during the nine months ended September 30, 2009 consists of the following:

	Number of Options	Weighted Average Exercise Price
Stock options outstanding at January 1, 2009	1,328,340	$8.35
Granted	26,677	$19.89
Exercised	(375,198)	$5.00
Forfeited	(22,139)	$11.26
Stock options outstanding at September 30, 2009	957,680	$9.92
Stock options exercisable at September 30, 2009	316,799	$13.07

As of September 30, 2009, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $10.2 million and $2.4 million, respectively.  The weighted average contractual term of outstanding options was 8.38 years and the weighted average remaining contractual term of the exercisable options was 7.77 years at September 30, 2009.  Proceeds received by the Company for the exercise of stock options in the three and nine months ended September 30, 2009 was $0.2 million and $1.9 million,  respectively.  No options were exercised in the three and nine months ended September 30, 2008.

For the three and nine months ended September 30, 2009, compensation expense related to equity awards for the periods was $350,000 and $1.1 million, respectively, and for the comparable periods in 2008 was $258,000 and $766,000.

At September 30, 2009, there was $1.9 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested equity awards, which is expected to be recognized over a weighted average period of 1.48 years.

16.  Commitments and Contingencies

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

The Company has been named as one of a substantial number of defendants in numerous individual claims and lawsuits brought by the residents and landowners of New Orleans, Louisiana and surrounding areas in the United States District Court for the Eastern District of Louisiana. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, (E.D. La, 2005), which was instituted in late 2005. While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions. The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages. The Corps of Engineers has contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a court ruling (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, "Order and Reasons," March 9, 2007 (E.D. La, 2007)), we believe that we have no liability under these claims unless we deviated from our contracted scope of work on a project. In September of 2007, however, the plaintiffs appealed this decision to the United States Court of Appeals for the Fifth Circuit, where the appeal is currently pending. Additionally, plaintiffs in other cases included in this subcategory of suits continue to seek trial court determinations contrary to those reached in the “Order and Reasons” described above.

17.   Enterprise Wide Disclosures

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

The following table represents concentrations of revenue by type of customer for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,				Nine months ended September 30,
	2009	%	2008	%	2009	%	2008	%
Federal……..	$8,316	10%	$7,183	11%	$36,373	17%	$22,427	12%
State………..	2,946	4%	9,825	16%	20,158	9%	24,529	14%
Local……….	28,628	35%	13,593	22%	65,009	29%	51,303	28%
Private………	41,576	51%	32,296	51%	100,719	45%	84,299	46%
	$81,466	100%	$62,897	100%	$222,259	100%	$182,558	100%

Revenues generated from projects located in the Caribbean Basin totaled 18.5% and 14.6%, and 3.4% and 2.4% of total revenues for the three and nine months ended September 30, 2009 and 2008, respectively.

The Company’s long-lived assets are substantially located in the United States.

18.  Subsidiary Guarantors

The Company filed a registration statement on Form S−3 which became effective August 7, 2009, and registered certain securities described therein, including debt securities, which may be guaranteed by certain of the Company’s subsidiaries and are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. Orion Marine Group, Inc., as the parent company, has no independent assets or operations. The Company contemplates that if it offers guaranteed debt securities pursuant to the registration statement, all guarantees will be full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors will be minor. In addition, there are no restrictions on the ability of Orion Marine Group, Inc.  to obtain funds from its subsidiaries by dividend or loan. Finally, there are no restricted assets in any subsidiaries.

19.  Subsequent Events
The Company evaluated its September 30, 2009 financial statements for subsequent events through November 6, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 49% of our revenue in the three months ended September 30, 2009, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Recent Developments.  In August 2009, we completed a public offering of the sale of over 4.8 million common shares at a price of $19.70 per share.  Net of offering expenses, we received proceeds of $91.0 million, and repaid all of our debt outstanding in the amount of approximately $30.0 million.

On April 17, 2009, the U.S. Environmental Protection Agency (“EPA”) concluded that carbon dioxide and five other greenhouse gases, are a danger to public health and welfare, thus providing a basis for EPA regulation and control of emissions of such gases.  The EPA finding is subject to public comment before an official ruling is made. Further, on September 26, 2009, the House of Representatives passed a climate change bill to reduce United States greenhouse gas emissions.

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

In addition to its proposed rule regarding safety hazards related to the operation of hoisting equipment, such as cranes, discussed in more detail in our 2008 Annual Report on Form 10-K, the US Occupational Safety and Health Administration (“OSHA”) is expected to promulgate a rule which will impose stricter and more OSHA standards on certain of the Company’s marine operations, including standards on the control of hazardous energy, so-called “lock-out, tag-out”.   While the Company does not currently expect that OSHA’s final rule will materially, adversely impact its operations or financial condition, we are continuing to monitor potential impacts as OSHA’s promulgation of the rule progresses.

Outlook.                        We continue to see good bidding opportunities in our end markets as the economy begins to stabilize.  Sources of bid opportunities available to us include:
•
Gulf Coast and Southeast Atlantic ports, which are expected to continue with expansion plans, with supplemental funding available from the American Recovery and Reinvestment Act (the “Stimulus package”).

•	Bridge maintenance, alterations, and construction, which should be a priority for states, with funding from highway transportation programs and through the Stimulus package.
•	Funds available from the civil works budget and Stimulus package of the US Army Corps of Engineers.
•	The continuation of the highway transportation program for highway construction, including bridges over water.

The proceeds received in the August 2009 common stock offering will allow us to pursue our core business strategies; expand and fill in our service areas; pursue strategic acquisitions and reinvest in our business through additions to and redevelopment of our equipment fleet.

During the nine months ended September 30, 2009, our operations provided cash from operations of $30.8 million and our cash position at September 30, 2009 exceeded $108.9 million.  Our operations are not currently dependent on external short-term funding and we have not utilized the $7.6 million available to us under our revolving credit facility.

Consolidated Results of Operations

Three months ended September 30, 2009 compared with three months ended September 30, 2008

	Three months ended September 30,
	2009		2008

	Amount	Percent	Amount	Percent
Contract revenues	$81,466	100.0%	$62,897	100.0%
Costs of contract revenues	65,468	80.4	50,297	80.0
Gross profit	15,998	19.6	12,600	20.0
Selling, general and administrative expenses	7,699	9.4	7,357	11.7
Income from operations	8,299	10.2	5,243	8.3
Interest (income) expense
Interest (income)	(78)	(0.0)	(107)	(0.2)
Interest expense	88	0.1	365	0.6
Interest expense, net	10	0.1	258	0.4
Income before income taxes	8,289	10.1	4,985	7.9
Income tax expense	2,892	3.5	1,221	1.9
Net income	$5,397	6.6%	$3,764	6.0%

Contract Revenues. Revenues are driven by the progress schedules, size, composition,  scope, and number of projects under contract at any given time.  In the three months ended September 30, 2009, revenues increased approximately 29.5% as compared with the same period last year.  Contract revenue generated from government agencies, including federal, state and local municipalities represented 49% of total revenues in the third quarter of 2009, with projects in the private sector comprising 51% of revenue, which was similar in composition with the third quarter of 2008.  In the current year quarter, we benefitted from favorable conditions, including the acceleration of progress schedules on certain projects.  In the third quarter of 2008, construction was impacted by an active hurricane season, which shut down all projects at some time in the three month period, and resulted in a shift of revenue into later periods.

Gross Profit.   Gross profit increased approximately $3.4 million, or 27.0%, in the third quarter of 2009 as compared with the corresponding period last year.  Gross margins between the two periods were essentially even, at 19.6% and 20%, in 2009 and 2008, respectively.  The improvement in gross profit was due primarily to the increase in revenues.  The change in gross margin was due principally to a larger component of outside subcontracting costs and material purchases, such as concrete and steel, resulting from the mix of projects in our portfolio of contracts during the period.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $0.3 million in the three months ended September 30, 2009 as compared with the prior year period, primarily related to overhead costs for additional personnel.

Income Tax Expense  Our effective rate for the three months ended September 30, 2009 was 34.9% and differed from the Company’s statutory rate of 35% primarily due to state income taxes, to other permanent differences, and to the reconciliation to our federal tax return. Our effective rate for the three months ended September 30, 2008 was 24.5% and differed from the Company’s statutory rate of 35% primarily due to the benefit of the domestic production activities deduction on the Company’s tax return and to true-ups of federal and state deferred taxes.

Nine months ended September 30, 2009 compared with Nine months ended September 30, 2008

	Nine months ended September 30,
	2009		2008

	Amount	Percent	Amount	Percent
Contract revenues	$222,259	100.0%	$182,558	100.0%
Costs of contract revenues	173,112	77.9	150,056	82.2
Gross profit	49,147	22.1	32,502	17.8
Selling, general and administrative expenses	23,638	10.6	18,879	10.3
Income from operations	25,509	11.5	13,623	7.5
Interest (income) expense
Interest (income)	(274)	(0.1)	(375)	(0.2)
Interest expense	525	0.2	855	0.5
Interest expense, net	249	0.1	480	0.3
Income before income taxes	25,260	11.4	13,143	7.2
Income tax expense	9,236	4.2	4,132	2.3
Net income	$16,024	7.2%	$9,011	4.9%

Contract Revenues. Revenues for the nine months ended September 30, 2009 increased approximately 21.7% as compared with the same period last year.  The increase, as compared with last year, was attributable, in part, to our expansion late in the first quarter of 2008 of our dredging and other construction capabilities along the Atlantic Seaboard, and to favorable conditions which allowed us to accelerate certain progress schedules.  Contract revenue generated from government agencies, including federal, state and local municipalities represented 55% of total revenues in the first nine months of 2009, with projects in the private sector comprising 45% of revenue, as compared with the nine months of 2008, when the mix of customers included 54% from government agencies and 46% from the private sector.

Gross Profit.   Gross profit increased approximately $16.6 million, or 51.2%, in the first nine months of 2009 as compared with the corresponding period last year.  The improvement in gross profit was due to the increase in revenues, as well as our ability to release certain cost contingencies, resulting from improved project execution and performance.  Gross margin for the nine months ended September 30, 2009 was 22.1%, as compared with 17.8% in the prior year period.  In the prior year period, unforeseen site conditions on two dredging projects in the first half of 2008 resulted in project delays and adversely affected gross profit and margins. We self-performed approximately 89% of our work in the current year period, as compared with 87% in the comparable period of 2008.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $4.7 million in the nine months ended September 30, 2009 as compared with the prior year period.  The increase in expense was due to overheads and amortization of intangible assets related to the acquisition of the assets of Subaqueous Services, Inc. in February 2008, and to an increase in our reserve for doubtful accounts.  In the nine months ended September 30, 2008, we recovered in full a previously reserved receivable and benefitted from lower group medical and workers’ compensation expenses.

Income Tax Expense  Our effective rate for the nine months ended September 30, 2009 was 36.6% and differed from the Company’s statutory rate of 35% primarily due to the impact of certain permanent deductions available on our federal tax return, offset by increases in state income taxes. Our effective rate for the nine months ended September 30, 2008 was 31.4% and differed from the Company’s statutory rate of 35% primarily due to the benefit of the domestic production activities deduction on the Company’s tax return in that year and to true-ups of federal and state deferred taxes.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2009, our working capital was $136.2 million compared to $47.0 million at December 31, 2008, of which $61 million was related to the balance of the proceeds received from the sale of common stock in August 2009. As of September 30, 2009, we had cash on hand and availability under our revolving credit facility of $116.5 million.

At September 30, 2009, our operations provided cash from operations of $30.8 million.  Our operations are not currently dependent on external short-term funding, and we have not utilized our available borrowing of $7.6 million under our revolving credit facility.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities, and from the proceeds received from our common stock offering, for at least the next 12 months.  We believe our cash position, combined with the capacity available under our revolving credit facility, is adequate for our general business requirements.

The following table provides information regarding our cash flows for the nine months ended September 30, 2009 and 2008 (unaudited):

	Nine months ended September 30,
	2009	2008
Cash flows provided by operating activities…………………………………	$30,760	$16,379
Cash flows used in investing activities………………………………………	$(7,716)	$(44,847)
Cash flows provided by financing activities…………..…………………….	$60,228	$34,869

Operating Activities. During the nine months ended September 30, 2009, our operating activities provided $30.8 million of cash as compared with $16.4 million for the nine months ended September 30, 2008. The change of $14.4 million was due to a $5.0 million increase in net income, increases in non-cash items affecting net income, such as depreciation and amortization expense associated with the equipment and intangible assets acquired from SSI, and an increase in non-cash stock-based compensation related to grants of options during 2008, which aggregated $8.1 million.  The balance of the $14.4 million change between periods was primarily due to decreases in prepaid items and taxes payable.

Investing Activities. Our capital asset additions totaled $8.4 million in the nine months ended September 30, 2009, as compared with $11.7 million in the prior year period.  In February 2008, we purchased substantially all of the assets of SSI for a total purchase price of $35 million, plus $1.7 million related to the acquisition of projects under contract by SSI, for total cash related to the acquisition of $36.7 million.

Financing Activities. In August 2009, we completed our public offering of common stock, receiving proceeds, net of expenses, of approximately $91.0 million.  With a portion of the proceeds, we repaid the outstanding balance on our credit facility.  In addition, we received proceeds from stock option exercises, including the related excess tax benefits.  Cash provided by financing activities in the prior year period was attributable to our borrowing of $35.0 million under of line of credit to fund the assets purchased from SSI.

Sources of Capital

In addition to our cash balances and cash provided by operations, we have a credit facility available to us to finance capital expenditures and working capital needs.

The Company has a credit agreement with several participating banks.  In February 2008, the Company borrowed $35 million to fund the purchase of the assets of SSI, and amended its credit facility to reflect the borrowing.  In August 2009, the Company repaid the outstanding balance on the credit facility of $29.9 million from proceeds received from its common stock offering (Note 3, above).  The Company has the availablity to borrow up to $15 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.  All provisions under the credit facility mature on September 30, 2010.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At September 30, 2009, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a current rate of 0.20% of the unused balance.  As of September 30, 2009, no amounts had been drawn under the revolving line of credit.

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

At September 30, 2009, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of its credit facility.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

The Company is in negotiations to renew its credit facility prior to the September 30, 2010 expiration.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At September 30, 2009, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $188 million in surety bonds outstanding.  Despite the prevailing economic conditions, we believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity. During the quarter ended September 30, 2009, approximately 49% of projects, measured by revenue, required us to post a bond.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. Our exposure to significant market risks includes outstanding borrowings under our floating rate credit agreement and fluctuations in commodity prices for concrete, steel products and fuel. An increase in interest rates of 1% would have increased interest expense by approximately $42,000 for the three months ended September 30, 2009 and $208,000 for the nine month period.  Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for concrete, steel or fuel.  Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts.

As of September 30, 2009, we had no outstanding debt drawn under our credit agreement and there were no borrowings outstanding under our revolving credit facility; however, there were letters of credit issued in the amount of $910,000 which lower the amount available to us on the revolving facility to approximately $7.6 million.

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

PART II – Other Information

Item 1.  Legal Proceedings

For information about litigation involving us, see Note 16 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1of Part II.

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
November 6, 2009	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
November 6, 2009	Mark R. Stauffer
Executive Vice President and Chief Financial Officer