Form 10-K
period 2009-12-31
Orion Marine Group Inc
filed 2010-03-09
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
[√]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to_______

Commission file number: 1-33891

ORION MARINE GROUP, INC.

Delaware State of Incorporation	26-0097459 IRS Employer Identification Number

12000 Aerospace Suite 300 Houston, Texas 77034 Address of Principal Executive Office	(713) 852-6500 Telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  [  ] Yes [√] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes[√] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: [√] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive date file required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files
Yes [  ]  No [   ]

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
Large Accelerated Filer [  ]                                                      Accelerated Filer [√]                                                      Non-accelerated filer [  ]Smaller reporting company [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) [  ] Yes[√] No

There were 26,864,244 shares of common stock outstanding as of March 1, 2010.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $413.9 million as of June 30, 2009, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued on connection with the 2010 Annual Meeting of Stockholders

ORION MARINE GROUP, INC.

2009 Annual Report on Form 10-K

PART I [
Item 1.                   Business
Item 1A.                   Risk Factors
Item 1B.                   Unresolved Staff Comments
Item 2.                   Properties
Item 3.                   Legal Proceedings
Item 4.                  Reserved
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	[]
Item 6.                   Selected Financial Data
Item 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.                   Quantitative and Qualitative Disclosures about Market Risk
Item 8.                   Financial Statements and Supplementary Data
Item 9.                   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.                   Controls and Procedures
Item 9B.                   Other Information
PART III
Item 10.                   Directors, Executive Officers and Corporate Governance
Item 11.                   Executive Compensation
Item 12.	Security Ownerhship of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.                   Certain Relationships and Related Transactions, and Director Independence
Item 14.                   Principal Accounting Fees and Services
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

History
We were founded in 1994 as a marine construction project management business.  Throughout the years, we expanded beyond the project management business, established fixed geographic operating bases and made several strategic acquisitions since 1997.  The common stock of Orion Marine Group, Inc. commenced trading publicly on December 20, 2007 and is currently listed on the New York Stock Exchange under the symbol ORN.  Unless the context otherwise requires, all references herein to “Orion”, the “Company”, the “Registrant”, “we”, “us” or “our” refer to Orion Marine Group, Inc. and its consolidated subsidiaries.

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

Pursue Strategic Acquisitions
We evaluate acquisition opportunities in parallel with our greenfield expansion.  Our strategy will include timely and efficient integration of such acquisitions into our culture, bidding process and internal controls.  We believe that attractive acquisition candidates are available due to the highly fragmented and regional nature of the industry, high cost of capital for equipment and the desire for liquidity among an aging group of existing business owners.  We believe our financial strength, industry expertise and experienced management team will be attractive to acquisition candidates.  Recent key acquisitions include:

•
In September 2006, we acquired substantially all of the operations of F. Miller and Sons, LLC, a construction company based in Lake Charles, Louisiana, and which expanded our marine construction footprint.

•	In February 2008, we expanded our dredging capabilities along the eastern Atlantic Seaboard, through the purchase of marine construction equipment, including several dredges.

--

•	In January 2010, we purchased T.W. LaQuay Dredging, LLC, a dredging company based in Texas which owns and operates marine construction equipment, including several large dredges.

•	In February 2010, we purchased marine construction assets and expanded our area of operations into the Pacific Northwest.

Continue to Capitalize on Favorable Long-Term Industry Trends
Our growth has been driven by our ability to capitalize on infrastructure spending across multiple end-markets we serve including port infrastructure, government funded projects, transportation, oil and gas, and environmental restoration markets.

Continue to Reinvest in our Core Business
Since our inception, we have focused on pursuing technically complex projects where our specialized services and equipment differentiate us from our competitors.  We intend to continue to grow our fleet through the purchase and development of equipment.

Financial Information About Segments
Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise a single reportable segment. In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to the same regulatory environment.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

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

Marine transportation facility construction projects include public port facilities for container ship loading and unloading; cruise ship port facilities; private terminals; special-use Navy terminals, recreational use marinas and docks, and other marine-based facilities.  These projects typically consist of steel or concrete fabrication dock or mooring structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile up to 90 feet below the surface to provide a foundation for the port facility that we subsequently construct on the piles.  We also provide on-going maintenance and repair, inspection services, emergency repair, and demolition and salvage to such facilities.

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

Our bridge and causeway projects include the construction, repair and maintenance of all types of bridges and causeways, as well as the development of fendering systems in marine environments, and we serve as the prime contractor for many of these projects, some of which may be design-build contracts.  These projects involve fabricating steel or concrete structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile to create support for the concrete deck roadways that we subsequently construct on the piles.  These piles can exceed 50 inches in diameter, can range up to 170 feet in overall length, and are often driven 90 feet into the sea floor.  We also provide ongoing maintenance and repair, as well as emergency repair, to bridges, pile supports, and fendering systems for bridges.

--

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

--

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

Cruise Industry
An expected increase in ship size has generated a need for substantial port infrastructure development, including planning and construction of new terminals and facilities, as well as on-going maintenance and repair services.  These larger vessels require development of new piers and additional dredging services to accommodate deeper drafts.  Our service area includes the ports of Miami, Galveston, Tampa, New Orleans, and Canaveral, and the Caribbean Basin, which includes numerous cruise facilities and is the most popular cruise destination in the North American market.

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

--

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

Customers
Our customers include federal, state and local governmental agencies in the Unites States, as well as private commercial and industrial enterprises in the US and the Caribbean Basin. Most projects are competitively bid, with the award going to the lowest qualified bidder.  In 2009, the US Army Corps of Engineers accounted for 16% of our total revenue.   Our customer base shifts from time to time depending on the mix of contracts in progress.

Backlog
Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which ranges from three to nine months, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. We include projects in our backlog only when the customer has provided an executed contract, purchase order or change order. Our backlog under contract as of December 31, 2009 was approximately $252.9 million and at December 31, 2008 was approximately $159.4 million. These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. In addition, many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Competition
We compete in our service areas of the Gulf Coast, Atlantic Seaboard and Caribbean Basin, and in 2010 expanded into the Pacific Northwest, with several regional marine construction services companies and a few national marine construction services companies. From time to time, we compete with certain national land-based heavy civil contractors that have greater resources than we do. Our industry is highly fragmented with competitors generally varying within the markets we serve and with few competitors competing in all of the markets we serve or for all of the services that we provide. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services, safety record and programs, equipment fleet, financial strength, surety bonding capacity, knowledge of local markets and conditions, and project management and estimating abilities allow us to compete effectively. We believe significant barriers to entry exist in the markets in which we operate, including the ability to bond large projects, maritime laws, specialized marine equipment and technical experience; however, a U.S. company that has adequate financial resources, access to technical expertise and specialized equipment may become a competitor.

Bonding
In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. The bonds we provide typically are for the amount of the project and have face amounts ranging from approximately $1.0 to approximately $50.0 million. As of December 31, 2009, we had approximately $130.0 million in surety bonds outstanding. On December 31, 2009, we believe our capacity under our current bonding arrangement was in excess of $400.0 million in aggregate surety bonds.

Trade Names
We operate under a number of trade names, including Orion Marine Group, King Fisher Marine Service, Orion Construction, Orion Diving & Salvage, Misener Marine Construction and Misener Diving & Salvage, F. Miller Construction, and Orion Dredging Services, and in 2010, began operating under the trade names of T.W. LaQuay Dredging and Northwest Marine Construction. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

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

•
Cranes — Crawler lattice boom cranes with lift capability from 50 tons to 400 tons and hydraulic rough terrain cranes with lift capability from 15 tons to 60 tons are used to provide lifting and pile driving capabilities on project sites, and to provide bucket work, including mechanical dredging and dragline work, to project sites.

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

--

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

We believe that compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our business, results of operations, or financial condition. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns.  As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. The following is a discussion of the environmental laws and regulations that could have a material effect on our marine construction and other activities.

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

In February 2009, regulations promulgated by the EPA covering certain previously exempt discharges to water from certain marine vessels became effective.  The regulations provide for a general permit to cover such discharges and impose on marine vessel operators, including the Company, certain discharge, permitting, recordkeeping, reporting, monitoring, maintenance, and operating restrictions and requirements with respect to materials that are or may be discharged from certain vessels.  Applicability of these restrictions and requirements is based on size and type of vessel, and they apply only to a minority of the Company’s vessels.  The Company, nevertheless, is in the process of implementing such restrictions and requirements with respect to its vessels which are subject thereto, and the Company does not anticipate that such regulations or the associated permit terms, restrictions and requirements will adversely impact the Company’s business and results of operations.

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

Climate Change
The U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases in response to climate change concerns. In addition, several states have declined to wait on Congress to develop and implement climate control legislation and have already taken legal measures to reduce emissions of greenhouse gases. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S., or the adoption of regulations by the EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations and demand for our services.

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

Employees
At December 31, 2009, we had approximately 1,040 employees, 249 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  We will hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice.  Our employees are not currently represented by any labor unions.  We consider our relations with our employees to be good.

Financial Information About Geographic Areas
The Company primarily operates in the Gulf Coast and Atlantic Seaboard areas of the United States.  Revenues generated outside the United States, primarily in the Caribbean Basin, totaled 14.0%, 7.0%, and 3.9% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.  Revenue in 2009 generated outside the United States was primarily related to construction of a cruise pier and facilities in Labadee, Haiti.  Our long-lived assets are substantially located in the United States.

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

--

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

Our business depends on key customer relationships and our reputation in the heavy civil marine infrastructure market, which is developed and maintained by our executives and key project managers. Loss of any of our relationships, reputation or chief executives or key project managers would materially reduce our revenues and profits.

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

Our future success depends on our ability to attract, retain and motivate highly skilled personnel in various areas, including engineering, project management, procurement, project controls, finance, and senior management. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently. Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel, or we may have to curtail our planned internal growth as a result of labor shortages. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. In addition, certain of our employees hold licenses and permits under which we operate. The loss of any such employees could result in our inability to operate under such licenses and permits, which could adversely affect our operations until replacement licenses or permits are obtained. If we are unable to hire and retain qualified personnel in the future, there could be a material adverse effect on our business, operating results and financial condition.

--

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

--

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

--

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

We had a backlog of work to be completed on contracts totaling approximately $252.9 million as of December 31, 2009. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period. Backlog consists of projects under contract which have either (a) not yet been started or (b) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time-to-time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

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

--

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

Many of our employees are covered by federal maritime law, including provisions of the Jones Act (“Jones Act”), the Longshore and Harbor Workers Act, (“USL&H”) and the Seaman’s Wage Act. Jones Act laws typically operate to make liability limits established by USL&H and state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue litigation against employers for job-related injuries. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

For example, in the normal course of business, we are party to various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our hourly workforce subject to a deductible. Over the last several years, there has been an increase in suits filed in Texas due in large part to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers residing in Texas. Aggressive medical advice is increasing the seriousness of claimed injuries and the amount demanded in settlement. During fiscal 2009, we recorded approximately $2.0 million of expense for our self-insured portion of these liabilities. We believe our recorded self insurance reserves represent our best estimate of the outcomes of these claims.  Should these trends persist; we could continue to be negatively impacted in the future.

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

--

We extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from major customers that have filed bankruptcy or are otherwise experiencing financial difficulties.

We generally perform services in advance of payment for our customers, which include governmental entities, general contractors, and builders, owners and managers of marine and port facilities located primarily in the Gulf Coast, the Atlantic Seaboard, the Pacific Northwest, and the Caribbean Basin. Consequently, we are subject to potential credit risk related to changes in business and economic factors. On occasion, we have had difficulty collecting from governmental entities or customers with financial difficulties. If we cannot collect receivables for present or future services, we could experience reduced cash flows and losses beyond our established reserves.

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

•	disruption of or receipt of insufficient management attention to our ongoing business; and
•	inability to realize the cost savings or other financial benefits that we anticipate.

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

--

Any adverse change to the economy or business environment in the regions in which we operate could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Our operations are currently concentrated in the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin and we recently expanded into the Pacific Northwest. Because of this concentration in a specific geographic location, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters.

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

Our marine infrastructure construction, salvage, demolition, dredging and dredge material disposal activities are subject to stringent and complex federal, state and local environmental laws and regulations, including those concerning air emissions, water quality, solid waste management, and protection of certain marine and bird species, their habitats, and wetlands. We may incur substantial costs in order to conduct our operations in compliance with these laws and regulations. For instance, we may be required to obtain, maintain and comply with permits and other approvals (as well as those obtained for projects by our customers) issued by various federal, state and local governmental authorities; limit or prevent releases of materials from our operations in accordance with these permits and approvals; and install pollution control equipment. In addition, compliance with environmental laws and regulations can delay or prevent our performance of a particular project and increase related project costs. Moreover, new, stricter environmental laws, regulations or enforcement policies, including those imposed in response to climate change, could be implemented that significantly increase our compliance costs, or require us to adopt more costly methods of operation.

--

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

--

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

Approximately 14% of our revenue in 2009 was derived from international markets. We presently conduct projects in the Caribbean Basin. International operations subject us to additional risks, including:

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

--

cease to be 75% controlled and owned by U.S. citizens, we would become ineligible to continue our operations in U.S. navigable waters and may become subject to penalties and risk forfeiture of our vessels.

We may be vulnerable to the cyclical nature of the markets in which our customers operate, which may be exacerbated during economic downturns.

Current global economic conditions are affecting numerous industries and companies and many states are facing difficult budget decisions which could result in reduced demand for general construction projects.  This reduced demand may increase the number of potential bidders in our markets and could increase the competitive environment through pressure on pricing.  Budgeting decisions and constraints due to the tight credit markets may result in diversion of governmental funding from projects we perform to other uses.  A weak economy may also produce less tax revenue, thereby decreasing funds for public sector projects.  Lower levels of activity may result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.

Negative conditions in the credit and financial markets could impair our ability to operate our business, or implement our acquisition strategies

Due to the continuing instability of the credit markets in the United States and abroad, the availability of credit has continued to be relatively difficult or expensive to obtain in spite of government efforts to increase liquidity and hold or reduce interest rates.  We may face challenges if conditions in the financial markets do not improve.  While these conditions have not impaired the Company’s ability to access credit markets and finance operations, at this time, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.  A continuing shortage of liquidity could have an impact on the lenders under our credit facility or on our customers.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business, operating results and financial condition could be harmed. We are required under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the related rules of the SEC to annually assess the effectiveness of our internal controls over financial reporting and our independent registered public accounting firm is required to issue a report on the effectiveness of our internal control over financial reporting. During the course of the related documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the requisite deadline for those reports. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, this could have a material adverse effect on our ability to process and report financial information and the value of our common stock could significantly decline.

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

Item 1B.                      UNRESOLVED STAFF COMMENTS
None

--

Item 2.                                PROPERTIES

Our corporate headquarters is located at 12000 Aerospace, Suite 300, Houston, Texas 77034, with 10,983 square feet of office space that we lease, with an initial term expiring February 28, 2017 and with two five year extensions at our option.  Our finance and executive offices are located at this facility.  As of December 31, 2009, we owned or leased the following additional facilities:

Location	Type of Facility	Size	Leased or Owned
159 Highway 316 Port Lavaca, TX	Waterfront maintenance and dock facilities, equipment yard and dry dock; regional office	17.5 acres	Owned
17140 Market Street Channelview, TX	Waterfront maintenance and dock facilities and equipment yard	23.7 acres	Owned
5600 West Commerce Street Tampa, FL	Waterfront maintenance and dock facilities; equipment yard and dry dock	9.1 acres	Owned
12550 Fuqua Houston, TX	Regional office	16,440 square feet	Leased
1500 Main Street Ingleside, TX	Regional office	4 acres	Leased
City of Port Lavaca Port Commission Port Lavaca, Texas	Safe harbor	6.6 acres	Leased
825 Ryan Street Lake Charles, LA	Regional office	6,500 square feet	Leased
Dock Board Road Sulphur, LA	Waterfront maintenance and dock facilities; equipment yard	4.37 acres	Leased
2400 Veterans Boulevard Kenner, LA	Regional office	1,255 square feet	Leased
321 Great Bridge Blvd., Chesapeake, VA	Regional office	1,500 square feet	Leased
5440 W. Tyson Avenue Tampa, Florida	Regional office	6,160 square feet	Leased
1901 Hill Street Jacksonville, Florida	Waterfront maintenance and dock facilities and equipment yard	Estimated less than 5 acres	Leased

We believe that our existing facilities are adequate for our operations.  We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.  Our real estate assets are pledged to secure our credit facility.

--

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

The Corps of Engineers has contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a decision of the trial court (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, “Order and Reasons,” March 9, 2007 (E.D. La, 2007)), we believe that we will not have liability under these claims unless we deviated from our contracted scope of work on a project.  In June of 2007, however, the plaintiffs filed two separate appeals of this decision to the United States Court of Appeals for the Fifth Circuit, where on November 25, 2009 a portion of the decision of the trial court was affirmed.  The other portion, for claims in Limitation Actions, remains pending.  Additionally, plaintiffs in other cases included in this subcategory of suits continue to seek trial court determinations contrary to those reached in the “Order and Reasons” described above.

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

Item 4.                                RESERVED

--

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock listed on the New York Stock Exchange (“NYSE”) on May 13, 2009, and trades under the symbol “ORN”.  Prior to that date, we were listed on the NASDAQ Stock Market, LLC and traded under the symbol “OMGI”. We have provided to the NYSE, without qualification, the required certification regarding compliance with NYSE corporate governance listing standards.

The following table sets forth the low and high prices of a share of our common stock during each of the fiscal quarters presented, based on NYSE and NASDAQ Stock Market LLC reports:

	Low	High
2009
Fourth quarter – December 31	$17.57	$24.38
Third quarter – September 30	$16.58	$24.98
Second quarter – June 30	$11.65	$22.84
First quarter – March 31	$7.93	$13.48
2008
Fourth quarter – December 31	$3.55	$10.40
Third quarter – September 30	$9.01	$14.50
Second quarter – June 30	$11.89	$15.41
First quarter – March 31	$10.01	$15.00

Holders
As of December 31, 2009, we had approximately 8,400 stockholders of record.

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

--

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of December 31, 2009:

Plan category	Column A Number of securities to be issued upon exercise of outstanding options, warrants and rights	Column B Weighted average exercise price of outstanding options, warrants and rights	Column C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	2,606,629	$6.75	337,317
Equity compensation plans not approved by shareholders	--	--	--
Total	2,606,629	$6.75	337,317

--

Performance Graph*
The following graph shows the changes, since our common stock began trading on the NASDAQ Global Market on December 20, 2007, in the value of $100 invested in (1) the common stock of Orion Marine Group, Inc., (2) the Standard & Poor’s 500 Index and (3) the Dow Jones Heavy Construction Group Index.  The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid.  For each graph, the investments are assumed to have occurred at the beginning of each period.

COMPARISON OF 25 MONTH CUMULATIVE TOTAL RETURN*

Among Orion Marine Group, Inc, The S&P 500 Index
And The Dow Jones US Heavy Construction Index

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/07
12/08
12/09
Orion Marine Group, Inc
S&P 500
Dow Jones US Heavy Construction

*$100 invested on 12/20/07 in stock or 11/30/07 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2010 Dow Jones & Co. All rights reserved.

	2007	2007	2008	2009
Orion Marine Group, Inc.	100.00	94.94	61.14	133.29
S&P 500	100.00	99.31	62.56	79.12
Dow Jones US Heavy Civil Construction	100.00	103.61	46.50	53.15

Note:  The above information was provided by Research Data Group, Inc.
*This table and the information therein is being furnished but not filed.

--

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

	Dollar amounts in thousands, except share and per share information
	2009	2008	2007	2006	2005
Contract revenues	$293,494	$261,802	$210,360	$183,278	$167,315
Gross profit	62,697	50,451	50,433	38,537	21,575
Selling, general and administrative expenses	30,947	27,978	22,946	17,425	10,685
Net income	20,030	14,475	17,399	12,403	5,311
Preferred dividends	--	--	782	2,100	2,100
Income available to common shareholders	$20,030	$14,475	$16,617	$10,303	$3,211
Net income per share available to common shareholders:
Basic	$0.85	$0.67	$0.86	$0.65	$0.20
Diluted	$0.84	$0.66	$0.83	$0.63	$0.20
Weighted average shares outstanding;
Basic	23,577,854	21,561,201	19,657,436	16,630,045	16,730,942
Diluted	23,979,943	21,979,535	19,976,683	16,958,453	16,730,942
Other Financial Data
EBITDA	$50,538	$41,321	$40,079	$33,003	$22,331
Capital expenditures	22,693	14,485	11,433	11,931	9,149
Cash interest expense	553	1,234	927	2,848	2,146
Depreciation and amortization*	18,788	18,848	12,592	11,805	11,036
Net cash provided by (used in): Operating activities	40,336	26,471	10,092	32,475	11,618
Investing activities	(21,598)	(47,337)	(9,463)	(11,987)	(5,431)
Financing activities	60,286	33,994	(6,606)	(9,572)	(6,244)
*includes depreciation, amortization of finite lived intangible assets and amortization of deferred financing costs

	2009	2008	2007	2006	2005
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$104,736	$25,712	$12,584	$18,561	$7,645
Working capital	130,760	47,021	32,452	12,970	14,729
Total assets	273,157	186,322	133,534	125,072	114,626
Total debt	--	34,125	--	25,000	34,548
Total stockholders’ equity	221,666	105,611	90,084	53,239	40,730

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

--

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

The following table provides a reconciliation of EBITDA to our net income for the periods indicated as calculated and presented in accordance with GAAP:

	2009	2008	2007	2006	2005
Net income	$20,030	$14,475	$17,399	$12,403	$5,311
Income tax expense	11,534	7,282	10,178	7,040	3,805
Interest expense(income), net	186	716	(90)	1,755	2,179
Depreciation and amortization*	18,788	18,848	12,592	11,805	11,036
EBITDA	$50,538	$41,321	$40,079	$33,003	$22,331

*includes depreciation, amortization of finite-lived intangible assets  and amortization of deferred financing costs

--

Selected Quarterly Financial Data
The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2009.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2009
Revenues	$70,040	$70,753	$81,466	$71,235	$293,494
Operating profit(a)	7,074	10,136	8,300	6,241	31,750
Income before income taxes	6,971	10,000	8,289	6,304	31,564
Net income	4,341	6,286	5,397	4,006	20,030
Earnings per share:
Basic	$0.20	$0.29	$0.22	$0.15	$0.85
Diluted	$0.20	$0.28	$0.22	$0.15	$0.84

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2008
Revenues	$52,591	$67,070	$62,897	$79,244	$261,802
Operating profit(a)	4,245	4,135	5,243	8,851	22,474
Income before tax	4,268	3,890	4,985	8,614	21,757
Net income	2,846	2,401	3,764	5,464	14,475
Earnings per share:
Basic	$0.13	$0.11	$0.18	$0.25	$0.67
Diluted	$0.13	$0.11	$0.17	$0.25	$0.66

(a) Operating profit represents revenues, less cost of contracts and selling, general and administrative expenses

--

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes beginning on page F-1 of this Annual Report on Form 10-K.  Certain statements made in our discussion may be forward-looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations.  See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K for additional discussion of some of these risks and uncertainties.  Unless the context requires otherwise, when we refer to “we”, “us” and “our”, we are describing Orion Marine Group, Inc. and its consolidated subsidiaries.

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin, and we recently expanded into the Pacific Northwest. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 55% of our revenue in the year ended December 31, 2009, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

2009 Recap and 2010 Outlook

Despite a difficult and challenging economic environment, our revenues increased 12.1% in 2009 as compared with 2008.   The mix of contracts in progress and those completed during 2009 shifted more toward the public sector, with 55% of 2009 revenue generated from federal and state agencies and local municipalities, which includes the US Army Corps of Engineers.

In 2009, pursuant to a shelf registration on Form S-3, we completed a public offering of 4.8 million shares of our common stock at $19.70 per share, and received net proceeds of $91.0 million.  With a portion of the proceeds, we repaid all of our outstanding debt of approximately $29.9 million.

We invested in specialized equipment to enhance our lift capabilities and expand our fleet.  Our capital expenditures in 2009 totaled $22.7 million.

During the year ended December 31, 2009, our operations provided cash from operations of $40.3 million and our cash position at December 31, 2009 exceeded $104.7 million.  Our operations are not currently dependent on external sources of capital and we have not utilized the $7.6 million available to us under our revolving credit facility.

 Our overall performance generally depends on spending in the heavy civil marine infrastructure market. Spending by our customers, both government and private, is impacted by several important trends affecting our industry, including the following:
•	port and channel expansion and maintenance;
•	deteriorating condition of intracoastal waterways and bridges;
•	continued demand in the cruise industry;
•	infrastructure spending by the United States Navy and Coast Guard;
•	near-shore oil and gas capital expenditures
•	ongoing U.S. coastal wetlands restoration and reclamation;
•	recurring hurricane restoration and repair.

--

In January 2010, we acquired Texas-based T.W. LaQuay Dredging, LLC for $64 million in cash, utilizing proceeds raised in our August 2009 public stock offering to fund the acquisition.  The acquisition provided us with additional dredging resources for deep-channel dredging capability as well as additional experienced personnel.  Through its backlog of approximately $25 million, the acquisition will immediately contribute to 2010 revenue.

In February 2010, we expanded our operations and established a base in the Pacific Northwest through the purchase of several heavy civil marine construction equipment items, including derrick barges, cranes, hammers and ancillary equipment, at a total price of $7.0 million.

We continue to see good bidding opportunities in our end markets.  Sources of bid opportunities available to us include:
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

Our focus in 2010 will be to concentrate on our core business objectives; to manage our business effectively and efficiently; to pursue rational growth strategies while closely monitoring the costs of our operations; and to maintain our strong balance sheet.

Critical Accounting Policies
The consolidated financial statements contained in this report were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect both the Company’s carrying values of its assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements; we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition
We enter into construction contracts principally on the basis of competitive bids. Although the terms of our contracts vary considerably, most are made on a fixed price basis. Revenues from construction contracts are recognized on the percentage-of-completion method. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion.  This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses.  In preparing these estimates, we make significant judgments and assumptions concerning our significant cost drivers of materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors.

Actual costs may vary from the costs we estimated. Variations from estimated contract costs along with other risks inherent in fixed price contracts may result in actual revenue and gross profits differing from those we estimated and could result in losses on projects. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change.  These costs are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and the estimated amount is equal to or greater than our cost related to the unapproved change order and the related margin when the change order is formally approved by the customer.  Revenue recognized on unapproved change orders is included in contract costs and estimated earnings in excess of billings on uncompleted contracts on the balance sheet. We consider claims to be amounts that we seek or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.  Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.  Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited by the relatively short duration of the contracts we undertake and our management’s experience in estimating contract costs.  We provide for contract losses in their entirety in the period they become known, without regard to the percentage of completion.

Long-Lived Assets
Fixed assets are carried at cost and are depreciated over their estimated useful lives, ranging from one to thirty years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the carrying value is warranted. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets to determine if write-down is appropriate. If we identify impairment, we will report a loss to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

Goodwill

We have acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  In accordance with US GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.

We assess the fair value of our reporting units based on a weighted average of valuations based on market multiples,  discounted cash flows, and consideration of our market capitalization.  The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections.  Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years.  These assumptions contemplate business, market and overall economic conditions.   We also consider assumptions that market participants may use.

As required by the Company’s policy, annual impairment tests of goodwill are performed during the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist.  Based on this testing, we determined that goodwill was not impaired as of October 31, 2009, and no events have occurred since that date that would require an interim impairment test.  The discount rate used in testing goodwill for impairment was 15.3%.  Revenue growth was fixed at 5% per year, which we believe is appropriate based on our assessment of current economic and market conditions.  As compared with the impairment test performed in 2008, the discount rate increased by 80 basis points, due to our assessment of economic conditions and risk, while the revenue growth rate remained constant.  This had the effect of reducing the indicated fair value in the 2009 test.   Management performed a sensitivity analysis on the fair value resulting from the discounted cash flow valuation, by increasing the discount rate 100 basis points and decreasing the perpetual growth rate by 100 basis points.  The results of the sensitivity analysis indicated no impairment in goodwill.

--

Income Taxes
We account for income taxes using the asset and liability method prescribed by US GAAP.  We evaluate valuation allowances for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowance includes estimates of future taxable income. In our assessment of our deferred tax assets at December 31, 2009, we considered that it was more likely than not that all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company accounts for uncertain tax positions in accordance with the provisions ASC 740-10, which it adopted on January 1, 2007, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.    We evaluate and record any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the tax jurisdictions in which we operate.

Insurance Coverage, Litigation, Claims and Contingencies
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

We have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs.  Losses on these policies up to the deductible amounts are accrued in our consolidated financial statements based on known claims incurred and an estimate of claims incurred but not yet reported.  We derive our accruals from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss.   Actual claims may vary from our estimate. We include any adjustments to such reserves in our consolidated results of operations in the period in which they become known.

Accounting for Stock Issued to Employees and Others
We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the award and recognize the expense over the vesting period.  We use the Black-Scholes option pricing model to compute the fair value of the awards of equity instruments.  The Black-Scholes model requires the use of highly subjective assumptions in the computation.  Changes in these assumptions can cause significant fluctuations in the fair value of the option award.

--

Consolidated Results of Operations

Current Year—Year Ended December 31, 2009 compared with Year Ended December 31, 2008

The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Contract revenues	$293,494	100.0%	$261,802	100.0%
Cost of contract revenues	230,797	78.6%	211,351	80.7%
Gross profit	62,697	21.4%	50,451	19.3%
Selling, general and administrative expenses	30,947	10.5%	27,978	10.7%
Operating income	31,750	10.9%	22,473	8.6%
Interest (income) expense
Interest (income)	(352)	-0.1%	(530)	-0.2%
Interest expense	538	0.2%	1,246	0.5%
Interest (income) expense, net	186	0.1%	716	0.3%
Income before income taxes	31,564	10.8%	21,757	8.3%
Income tax expense	11,534	3.9%	7,282	2.8%
Net income	$20,030	6.9%	$14,475	5.5%

Contract Revenues.  Total revenue in 2009 increased $31.7 million or 12.1%, as compared with 2008.   The increase in revenue was attributable, in part, to expansion of our dredging capabilities along the eastern coast of the United States late in the first quarter of 2008 and to the progress schedules and rate of completion of the contracts in progress in 2009.  Our mix of projects during the year shifted toward the public sector, which totaled 55.2% of 2009 revenues, with revenues generated from the private sector representing 44.8%.  In 2008, 50.1% of revenues were generated from government agencies and 49.1% from the private sector.  An increase in spending by the Corps of Engineers, partly targeting economic recovery, resulted in 18.5% of total revenues generated from federally funded projects, as compared with 11.1% in the prior year.

Gross Profit.  Gross profit increased by $12.2 million, or 24.3% and gross margin improved to 21.4% in 2009 from 19.3% in 2008.  We achieved an improvement in gross margin despite a reduction in our contract self-performance rate to 87.6% of total costs, as compared with a self-performance rate of 88.2% in 2008.  During 2008, significant production delays which resulted from unexpected amounts of trash and unforeseen site conditions on two projects involving dredging services, negatively affected gross margins.

Selling, General and Administrative Expense.  As compared with the prior year, selling, general and administrative expenses (“SG&A”) increased $3.0 million or 10.6% in 2009. The increase was due primarily to additional overheads to support our business growth.  In the prior year, we benefitted from lower group medical and workers’ compensation expenses.

Income Tax Expense.  Our effective rate for the year ended December 31, 2009 was 36.5% and differed from the Company’s statutory rate of 35% primarily related to state income taxes and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on our federal tax return, which net effect increased our overall effective tax rate. Our effective tax rate of 33.5% in 2008 differed from our statutory rate of 35%, primarily due to the benefit of the domestic production activities deduction on the Company’s tax return and true-ups of federal and state deferred taxes.

--

Prior Year—Year Ended December 31, 2008 compared with Year Ended December 31, 2007

The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Contract revenues	$261,802	100.0%	$210,360	100.0%
Cost of contract revenues	211,351	80.7%	159,927	76.0%
Gross profit	50,451	19.3%	50,433	24.0%
Selling, general and administrative expenses	27,978	10.7%	22,946	10.9%
Operating income	22,473	8.6%	27,487	13.1%
Interest (income) expense
Interest (income)	(530)	-0.2%	(1,000)	-0.5%
Interest expense	1,246	0.5%	910	0.5%
Interest (income) expense, net	716	0.3%	(90)	0.0%
Income before income taxes	21,757	8.3%	27,577	13.1%
Income tax expense	7,282	2.8%	10,178	4.8%
Net income	$14,475	5.5%	$17,399	8.3%

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

Selling, General and Administrative Expense.  As compared with the prior year, selling, general and administrative expenses (“SG&A”) increased $5.0 million or 21.9% in 2008. Current year expenses include amortization related to intangible assets; additional overheads to support the business growth we experienced in 2008; and a full complement of annual public company expenses.  In addition, we increased our bad debt reserve to $0.8 million, related to receivables on two projects, and our property taxes increased as compared with 2007, due in part to property taxes related to our geographic expansion.  In the prior year, we incurred one-time payments of bonuses and incentives to key employees upon the successful consummation of the common stock offering in May 2007, which totaled approximately $2.6 million.  As a percentage of revenues, however, SG&A expenses decreased slightly, from 10.9% of revenues to 10.7%, reflecting our continued focus on the management of costs.

Interest Expense, net of Interest Income.  The increase in interest expense in 2008 directly resulted from debt incurred to purchase assets in February 2008.  In 2007, upon closing of the private placement transaction, we repaid all debt outstanding at that time.   We earn interest income on the cash balances we maintain throughout the year.

--

Income Tax Expense.  Our effective tax rate of 33.5% differed from our statutory rate of 35%, primarily due to the benefit of the domestic production activities deduction on the Company’s tax return and true-ups of federal and state deferred taxes.  Excluding these true-ups, our effective tax rate was 36.4% and differed from the statutory rate due to our estimate of the impact of certain permanent deductions available on our federal tax return, offset by increases in state income taxes.  The effective rate of 36.9% in 2007 differed from the statutory rate primarily due to permanent non-deductible differences and to state income taxes.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investment in capital expenditures and strategic acquisitions. Historically, our sources of liquidity have been cash provided by our operating activities and borrowings under our credit facility.

Our working capital position fluctuates from period to period due to normal increases and decreases in operations activity.  At December 31, 2009, our working capital was $130.8 million, of which $53.4 million was related to the balance of the proceeds received from the sale of common stock in August 2009, as compared to working capital of $47.0 million at December 31, 2008.

As of December 31, 2009, we had available cash on hand and availability under our revolving credit facility of $112.3 million.

At December 31, 2009, our operations provided cash from operations of $40.3 million.  Our operations are not currently dependent on external sources of capital, and we have not utilized our available borrowing of $7.6 million under our revolving credit facility.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities, and from the proceeds received from our common stock offering, for at least the next 12 months.  We believe our cash position, combined with the capacity available under our revolving credit facility, is adequate for our general business requirements.  Subsequent to year end, we utilized approximately $64 million of cash to purchase T.W. LaQuay Dredging, LLC (“TWLD”), and approximately $7.0 million to purchase marine construction assets in the Pacific Northwest.

The following table provides information regarding our cash flows and our capital expenditures for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities………………………………………….............	$40,336	$26,471	$10,092
Investing activities………………………………………………...	(21,598)	(47,337)	(9,463)
Financing activities………………………………………….............	60,286	33,994	(6,606)
Capital expenditures (included in investing activities above)………	22,693	14,485	11,433

Operating Activities.    Fluctuations in cash generated by operating activities are generally the result of timing differences related to the nature and volume of contracts in any given year.  Our operations provided net cash of $40.3 million during fiscal 2009.  The increase of $13.9 million, as compared with 2008 was due to:
•	An increase of $5.6 million in net income;
•	A reduction in our deferred income taxes of $1.0 million ; and
•	An increase of $7.3 million in working capital components, as described below.

--

In 2009, the changes in working capital included an increase in trade payables of $11.2 million compared with 2008, related to the timing of payments to vendors, and based on the mix of contracts in progress.  Amounts remaining unbilled to customers, net of our liability related to the receipt of progress payment on certain projects, increased by $9.7 million as compared with 2008, and was related to the timing of billings to customers and the utilization of progress payments.  We manage our working capital components in total, rather than by the individual elements, and fluctuations in accounts receivable and payable balances are normal within our business.

In 2008, our accounts receivable and payable balances increased by $4.6 million and $1.8 million, respectively, and our billings to customers exceeded unbilled amounts to customers on our contracts in progress.

Investing Activities.  We purchase capital equipment as well as perform major maintenance and upgrades of our existing fleet and construction equipment to support our construction activities.  Capital expenditures supporting our operations and enhancing our fleet totaled $22.7 million in 2009, an increase of $8.2 million as compared with 2008.  Also in 2008, we purchased assets to expand our dredging capabilities along the Atlantic Seaboard for a total purchase price of $36.7 million.  Proceeds from the sale of property and equipment in 2008 include $2.8 million received from the sale of a vessel no longer considered integral to our fleet.

Financing Activities.    In August 2009, we completed a public offering of common stock, receiving proceeds, net of expenses, of approximately $91.0 million.  With a portion of the proceeds, we repaid the outstanding balance on our credit facility.  In addition, we received proceeds from stock option exercises, including related tax benefits of $3.4 million.  Cash provided by financing activities in 2008 was attributable to our borrowing of $35.0 million under our line of credit to fund the purchase of assets. In 2007, net proceeds from the sale of our common stock in a private placement transaction totaled approximately $18.5 million, which we used to repay our debt facility.

Sources of Capital

In addition to our cash balances and cash provided by operations, we have a credit facility available to us to finance capital expenditures and working capital needs.

In February 2008, the Company borrowed $35 million under its credit facility to fund the purchase of marine construction equipment and related assets.  In August 2009, the Company repaid the outstanding balance on the credit facility of $29.9 million from proceeds received from its common stock offering.  The Company currently has the availablity to borrow up to $15 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.  All provisions under the credit facility mature on September 30, 2010.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At December 31, 2009, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a current rate of 0.20% of the unused balance.  As of December 31, 2009, no amounts had been drawn under the revolving line of credit.

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

•	A minimum fixed charge coverage ratio of not less than 1.30 to 1.0 as of each fiscal quarter end; and
•	A total leverage ratio not greater than 3.0 to 1.0 as of each fiscal quarter end.

At December 31, 2009, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of its credit facility.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

The Company is in negotiations to renew its credit facility prior to the September 30, 2010 expiration.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At December 31, 2009, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $130 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel. Because the typical duration of a project is between three to nine months we do not believe inflation has had a material impact on our operations.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements, other than operating leases to which we are a party, and which arise in the normal course of business.  These arrangements are not reasonably likely to have an effect on our financial condition, or results of operations that is material to investors.  See Note 20 – Commitments and Contingencies of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2009:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years		> 5 years
	(in thousands)
Long-term debt obligations………..	$--	$--	$--	$	---	$	---
Operating lease obligations…………..	8,153	2,981	3,477		1,181		514
Purchase obligations (1)…………….	--	--	---		---		---
Total…………………………………...	$8,153	$2,981	$3,477		$1,181		$514

(1)	Commitments pursuant to other purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

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

--

Subsequent Events

On January 28, 2010, Seagull Services, LLC, a wholly-owned subsidiary of the Company purchased (a) the membership interests of TWLD, a Texas limited liability company, from LaQuay Holdings, Inc. (the “Seller”), (b) all of the issued and outstanding capital stock of Industrial Channel and Dock, Company, a Texas Corporation, and Commercial Channel and Dock Company, a Texas Corporation (collectively, the “Channel and Dock Companies”), from Timothy W. LaQuay and Linda F. LaQuay (the principal shareholders of the Seller, the “Principal Shareholders”), and (c) certain parcels of real property located in Calhoun County, Port Lavaca, Texas from the Principal Shareholders (collectively, the “Purchase Transactions”).  At the closing, the Company entered into a consulting agreement with Timothy and Linda LaQuay and with Charles F. Barnett for a term of one year from the Closing Date.

Upon the terms of and subject to the conditions set forth in the Purchase Agreement, the total aggregate consideration paid by the Company to the Seller and the Principal Shareholders consisted of the following:

•	Cash consideration of $55.5 million, paid to the Seller for the membership interests of T.W. LaQuay Dredging;
•	Cash consideration of $4.5 million, paid to the Principal Shareholders for the Channel and Dock Companies and the above mentioned parcels of land; and
•
Up to an additional $4.0 million (to be held in escrow) payable to Seller as a result of an increase in the purchase price of the membership interests by the amount of any additional taxes incurred by the Seller arising from the allocation of the membership interests purchase price, as further described in Section 1060 of the U.S. Internal Revenue Code, as amended.

The Purchase Agreement contains customary representations, warranties, covenants and indemnities, including certain post-closing covenants with respect to confidentiality and non-competition.

The following table summarizes the preliminary allocation of the purchase price:

Fair value of working capital items                                                        $  4,007
Property and equipment                                                                          $48,594
Goodwill                                                                         $11,399
Total                                                                       $64,000

The purchase price has been allocated to the assets acquired and the liabilities assumed using estimated fair values as of the acquisition date.  The estimates and assumptions are subject to change upon the finalization of valuations, which are contingent upon final appraisals of property and equipment, identifiable intangible assets, and other adjustments through January 28, 2010.  Revisions to the preliminary purchase price allocation could result in significant deviations from the preliminary allocation.

On February 11, 2010, the Company purchased several heavy civil marine construction equipment items including derrick barges, cranes, hammers and ancillary equipment from a private company exiting the marine construction business, for a purchase price of approximately $7.0 million.  The Company intends to establish a base to serve the Pacific Northwest and West Coast, through the lease of yard and office space in Tacoma, Washington.   The Company is currently evaluating the fair value of the assets acquired.

--

Recently Issued Accounting Pronouncements

Disclosures about Fair Value Measurements
In January 2010, the FASB issued a new accounting standard update (“ASU”) which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This ASU is effective for us in 2010, except for the requirements to provide Level 3 activity which will become effective for us in 2011. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

--

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

Interest rate risk
At December 31, 2009, we had no borrowings under our revolving credit facility or line of credit.  Our credit facility expires in September 2010.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.  An increase of 1% in our interest rate during 2009 would have increased our interest expense by approximately $208,000.

Item 8.                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Additionally, a two-year Summary of Selected Quarterly Financial Data (unaudited) is included in “Selected Quarterly Financial Data” under Item 6 - Selected Financial Data.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of such period.

--

Management’s Report on Internal Control Over Financial Reporting
 Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

 Grant Thornton LLP, an independent registered accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and issued an audit report thereon, which is included in this Annual Report on Form 10-K

Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None

--

PART III

Certain information required by Part III is omitted from this Report.  We will file our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 20, 2010 (the “Proxy Statement”) pursuant to regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included therein is incorporated by reference herein.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	65	Chairman of the Board	2007
J. Michael Pearson	62	President, Chief Executive Officer and Director	2006
Thomas N. Amonett	66	Director	2007
Austin J. Shanfelter	52	Director	2007
Gene Stoever	71	Director	2007
Mark R. Stauffer	47	Executive Vice President and Chief Financial Officer	1999
Elliott J. Kennedy	55	Executive Vice President	1994
James L. Rose	45	Executive Vice President	2005
Peter R. Buchler	63	Executive Vice President, General Counsel and Secretary	2009

Code of Ethics
We have adopted a code of ethics for our chief executive, chief financial and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full text of the codes of ethics and corporate governance guidelines is available at our website www.orionmarinegroup.com. Although we have never done so, in the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Commission rules, we will disclose such amendment or waiver and the reasons therefore on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Orion Marine Group, Inc. 12000 Aerospace, Houston, Texas 77034, Attention: Corporate Secretary.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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

Item 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES
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

2.           Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2009 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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
	2.1
Asset Purchase Agreement dated February 28, 2008, by and between OMGI Sub, LLC and Orion Marine Group, Inc. and Subaqueous Services, Inc. and Lance Young (filed as an exhibit to the Company’s Current Report on Form 8-K on March 4, 2008)

	2.2		Purchase Agreement dated January 28, 2010 by and among LaQuay Holdings., Inc and Seagull Services Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 2, 2010)
	3.1		Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc.
	3.2		Amended and Restated Bylaws of Orion Marine Group, Inc.
	4.1		Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007
	10.1		Loan Agreement, dated as of July 10, 2007, between Orion Marine Group, Inc. and Amegy Bank National Association
**	10	.1.1	First Amendment to Loan Agreement dated February 29, 2008, among Orion Marine Group, Inc., and Amegy Bank National Association, a national banking association, as agent
	10.2		Purchase/Placement Agreement dated May 9, 2007 between Orion Marine Group, Inc. and Friedman, Billings, Ramsey & Co., Inc.
	10.3		Amended & Restated Redemption Agreement dated May 7, 2007
+	10.8		2005 Stock Incentive Plan
+	10.9		Form of Stock Option Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Stock Option
+	10.10		Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Restricted Stock
+	10.11		Orion Marine Group, Inc. Long Term Incentive Plan
+	10.12		Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan
+	10.13		Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock
+	10.14		Executive Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+	10.15		Subsidiary Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+	10.16		Employment Agreement, dated as of December 4, 2009, by and between Orion Marine Group, Inc. and J. Michael Pearson
+	10.17		Employment Agreement, dated as of December 4, 2009, by and between Orion Marine Group, Inc. and Mark Stauffer
+	10.18		Employment Agreement , dated as of December 11, 2009, by and between Orion Marine Group, Inc. and Elliott Kennedy
+	10.19		Employment Agreement, dated as of December 11, 2009, by and between Orion Marine Group, Inc. and Jim Rose
+	10.20		Employment Agreement, dated as of December 11, 2009, by and between Orion Marine Group, Inc. and Peter R. Buchler
+	10.23		Schedule of Changes to Compensation of Non-employee Directors, effective for 2008 (filed as an exhibit to the Quarterly Report on Form 1-Q for the quarterly period ended June 30, 2008)
*	21.1		List of Subsidiaries
*	23.1		Consent of Independent Registered Public Accounting Firm
*	23.2		Consent of Garland Sandhop, CPA
	24.1		Power of Attorney (included on signature page of this filing)
*	31.1		Certification of CEO pursuant to Section 302
*	31.2		Certification of CFO pursuant to Section 302
*	32.1		Certification of CEO and CFO pursuant to Section 906
*	99.1		Audited financial statements of T.W. LaQuay Dredging, LLC as of December 31, 2008
*	99.2		Unaudited financial statements of T.W. LaQuay Dredging, LLC as of September 30, 2009
*	99.3
Unaudited pro forma condensed combined balance sheet as of September 30, 2009 and statements of income for the year ended December 31, 2008 and nine months ended September 30, 2009 of Orion Marine Group, Inc. and T.W. LaQuay Dredging, LLC

*	Filed herewith

**	Incorporated by reference to the Company’s report on Form 8K filed with the SEC on March 4, 2008
+	Management contract or compensatory plan or arrangement
(b)	Financial Statement Schedules

--

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION MARINE GROUP, INC.

Date: March 9, 2010	By:	/s/ J. Michael Pearson
J. Michael Pearson President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

President and Chief
/s/ J. Michael Pearson	Executive Officer and	March 9, 2010
J. Michael Pearson	Director

/s/ Mark R. Stauffer	Chief Financial Officer	March 9, 2010
Mark R. Stauffer	Chief Accounting Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	March 9, 2010
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	March 9, 2010
Thomas N. Amonett

/s/ Austin J. Shanfelter	Director	March 9, 2010
Austin J. Shanfelter

/s/ Gene Stoever	Director	March 9, 2010
Gene Stoever

--

ORION MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

December 31, 2009

-F1-

ORION MARINE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Report of Independent Registered Public Accounting Firm	F3
Consolidated Balance Sheets at December 31, 2009 and 2008	F5
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007	F6
Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2009	F7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F8
Notes to Consolidated Financial Statements	F9

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Orion Marine Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Marine Group, Inc. and subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance on January 1, 2009 related to the inclusion of certain instruments granted in share-based payment transactions in the calculation of basic earnings per common share.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Marine Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO )  and our report dated March 9, 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP
Houston, Texas
March 9, 2010

-F3-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited Orion Marine Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orion Marine Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Orion Marine Group Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Orion Marine Group, Inc. has maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2009, based on criteria established in  Internal Control—Integrated Framework  issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orion Marine Group, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 9, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
March 9, 2010

-F4-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(In thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$104,736	$25,712
Accounts receivable:
Trade, net of allowance of $1,202 and $800, respectively	32,819	37,806
Retainage	12,028	5,719
Other	922	691
Income taxes receivable	3,040	4,017
Note receivable	961	--
Inventory	1,472	738
Deferred tax asset	1,499	1,319
Costs and estimated earnings in excess of billings on uncompleted contracts	10,868	7,228
Prepaid expenses and other	1,624	3,207
Total current assets	169,969	86,437
Property and equipment, net	90,790	84,154
Goodwill	12,096	12,096
Intangible assets, net of accumulated amortization	38	3,556
Other assets	264	79
Total assets	$273,157	$186,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$--	$5,909
Accounts payable:
Trade	23,680	13,276
Retainage	1,227	389
Accrued liabilities	8,354	8,176
Taxes payable	312	--
Billings in excess of costs and estimated earnings on uncompleted contracts	5,636	11,666
Total current liabilities	39,209	39,416
Long-term debt, less current portion	--	28,216
Other long-term liabilities	514	422
Deferred income taxes	11,453	12,286
Deferred revenue	315	371
Total liabilities	51,491	80,711
Commitments and contingencies
Stockholders’ equity:
Common stock -- $0.01 par value, 50,000,000 authorized, 26,852,407
and 21,577,366 issued; 26,840,761 and 21,565,720 outstanding at December 31, 2009 and 2008, respectively	268	216
Treasury stock, 11,646, at cost	--	--
Additional paid-in capital	151,361	55,388
Retained earnings	70,037	50,007
Total stockholders’ equity	221,666	105,611
Total liabilities and stockholders’ equity	$273,157	$186,322
The accompanying notes are an integral part of these consolidated financial statements

-F5-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2009	2008	2007
Contract revenues	$293,494	$261,802	$210,360
Costs of contract revenues	230,797	211,351	159,927
Gross profit	62,697	50,451	50,433
Selling, general and administrative expenses	30,947	27,978	22,946
	31,750	22,473	27,487
Interest (income) expense
Interest (income)	(352)	(530)	(1,000)
Interest expense	538	1,246	910
Interest (income) expense, net	186	716	(90)
Income before income taxes	31,564	21,757	27,577
Income tax expense	11,534	7,282	10,178
Net income	$20,030	$14,475	$17,399

Net income	$20,030	$14,475	$17,399
Preferred dividends	--	--	782
Earnings available to common stockholders	$20,030	$14,475	$16,617

Earnings per share available to common stockholders:
Basic	$0.85	$0.67	$0.85
Diluted	$0.84	$0.66	$0.83
Shares used to compute earnings per share
Basic	23,577,854	21,561,201	19,657,436
Diluted	23,979,943	21,979,535	19,976,683

The accompanying notes are an integral part of these consolidated financial statements

-F6-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share information)

							Additional
	Preferred stock Shares Amount		Common stock Shares Amount		Treasury stock Shares Amount		Paid-in capital	Retained earnings	Total

Balance, December 31, 2006	35,000	--	16,730,942	$167	(100,897)	$(24)	$34,963	$18,133	$53,239
Forfeit unvested restricted stock					(8,969)	--			--
Stock-based compensation							501		501
Liquidation of preferred stock	(35,000)	--					(40,431)		(40,431)
Exercise of stock options			22,422	--			48		48
Proceeds from sale of common stock, net of expenses			20,839,350	210	109,866	24	260,292		260,526
Redemption and cancellation of common shares			(16,053,816)	(161)			(201,394)		(201,555)
Issuance of common stock			26,426	--			357		357
Net income	--	-	--	--	--	--	--	17,399	17,399
Balance, December 31, 2007	--	$-	21,565,324	$216	--	$--	$54,336	$35,532	$90,084
Forfeit unvested restricted stock				--	(11,646)	--			--
Stock-based compensation							1,103		1,103
Expenses related to the sale of common stock							(51)		(51)
Issuance of restricted stock			12,042	--			--		--
Net income	--	-	--	--	--	--	--	14,475	14,475
Balance, December 31, 2008	--	$-	21,577,366	$216	(11,646)	$--	$55,388	$50,007	$105,611
Stock-based compensation							1,614		1,614
Exercise of stock options	--		382,852	$4			1,934		1,938
Excess tax benefits from exercise of stock options							1,476		1,476
Proceeds from sale of common stock, net of expenses			4,830,000	$48			90,949		90,997
Issuance of restricted stock			62,189
Net income	--	-	--	--	--	--	--	20,030	20,030
Balance, December 31, 2009	--	-	26,852,407	$268	(11,646)	$--	$151,361	$70,037	$221,666

The accompanying notes are an integral part of this consolidated financial statement

-F7-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share information)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$20,030	$14,475	$17,399
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	18,536	18,599	12,384
Deferred financing cost amortization	252	249	208
Non-cash interest expense	--	22	86
Bad debt expense	442	300	--
Deferred income taxes	(1,013)	(2,410)	(1,998)
Stock-based compensation	1,614	1,103	858
Gain on sale of property and equipment	(518)	(1,075)	(333)
Excess tax benefit from stock option exercise	(1,476)	--	--
Change in operating assets and liabilities:
Accounts receivable	(1,996)	(4,550)	(11,292)
Income tax receivable	2,453	(4,017)	--
Note receivable	(961)	--	--
Inventory	(734)	(92)	(120)
Prepaid expenses and other	1,608	(2,380)	(183)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(3,640)	1,678	(5,540)
Accounts payable	11,241	1,848	4,559
Accrued liabilities	270	661	(3,086)
Income tax payable	314	(1,960)	1,994
Billings in excess of costs and estimated earnings
on uncompleted contracts	(6,030)	4,076	(4,790)
Deferred revenue	(56)	(56)	(54)
Net cash provided by operating activities	40,336	26,471	10,092
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,095	3,861	1,970
Purchase of property and equipment	(22,693)	(14,485)	(11,433)
Acquisition of business (net of cash acquired)	--	(36,713)	--
Net cash used in investing activities	(21,598)	(47,337)	(9,463)
Cash flows from financing activities:
Increase in loan costs	--	(80)	(194)
Borrowings on long-term debt	--	35,000	--
Payments on long-term debt	(34,125)	(875)	(25,000)
Purchase of treasury stock	--	--	--
Exercise of stock options	1,938	--	48
Excess tax benefit from stock option exercise	1,476	--	--
Payment of accumulated preferred dividends and liquidation of preferred stock	--	--	(40,431)
Proceeds from the sale of common stock, net of offering costs	90,997	(51)	260,526
Redemption of common stock	--	--	(201,555)
Net cash provided by (used in) financing activities	60,286	33,994	(6,606)
Net change in cash and cash equivalents	79,024	13,128	(5,977)
Cash and cash equivalents at beginning of period	25,712	12,584	18,561
Cash and cash equivalents at end of period	$104,736	$25,712	$12,584
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$553	$1,234	$927
Taxes, net of refunds	$9,781	$14,476	$9,835
The accompanying notes are an integral part of these consolidated financial statements

-F8-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise one reportable segment pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting.  In making this determination, we considered that each project has similar characteristics, includes similar services, has similar types of customers and is subject to the same regulatory environment.  We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

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

-F9-

Revenue Recognition

The Company records revenue on construction contracts for financial statement purposes on the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Unapproved claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  The Company records revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent we believe related collection is probable and includes no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

The current asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed to the customer, which management believes will be billed and collected within one year of the completion of the contract. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in advance of work performed.

The Company’s projects are typically short in duration, and usually span a period of three to nine months.  Historically, we have not combined or segmented contracts.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  We have not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at December 31, 2009 and 2008 consisted primarily of money market mutual funds and overnight bank deposits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in countries where the Company performs work, which amounts were insignificant in either 2009 or 2008.

Risk Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable.

-F10-

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

The following table represents concentrations of receivables (trade and retainage) at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	A/R	%	A/R	%
Federal Government………………….	$5,262	12%	$1,593	4%
State Governments……………………	1,124	3%	3,866	9%
Local Municipalities………………….	11,431	25%	7,750	18%
Private Companies……………………	27,030	60%	30,316	69%
	$44,847	100%	$43,525	100%

At December 31, 2009, one customer accounted for 12.3% of total receivables.  At December 31, 2008, no single customer accounted for more than 10% of total receivables.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2009 and 2008. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value.

At December 31, 2009 and 2008, the Company had an allowance for doubtful accounts of $1.2 million and $800,000 respectively.  The increase in the allowance is related to a receivable on one project.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at December 31, 2009 totaled $12.0 million, of which $1.8 million is expected to be collected beyond 2010.  Retention at December 31, 2008 totaled $5.7 million.

The Company negotiates change orders and claims with its customers. Unsuccessful negotiations of claims could result in a change to contract revenue that is less than its carrying value, which could result in the recording of a loss. Successful claims negotiations could result in the recovery of previously recorded losses. Significant losses on receivables could adversely affect the Company’s financial position, results of operations and overall liquidity.

Inventory

Inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost or market using historical average cost. Where shipping and handling costs are incurred by us, these charges are included in inventory and charged to cost of contract revenue upon use.

-F11-

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. No property and equipment were held for sale at December 31, 2009 and December 31, 2008.

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  Goodwill represents the costs in excess of fair values assigned to the underlying net assets in the acquisition.  In accordance with US GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.

The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization.  The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections.  Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years.  These assumptions contemplate business, market and overall economic conditions.   We also consider assumptions that market participants may use.

As required by the Company’s policy, annual impairment tests of goodwill are performed during the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist.  Based on this testing, the Company determined that goodwill was not impaired as of October 31, 2009, and no events have occurred since that date that would require an interim impairment test.  The discount rate used in testing goodwill for impairment was 15.3%.  Revenue growth was fixed at 5% per year, which was a conservative estimate based on economic and market conditions.  As compared with the impairment test performed in 2008, the discount rate increased by 80 basis points, due to our assessment of economic conditions and risk while the revenue growth rate remained constant.  This had the effect of reducing the indicated fair value in the 2009 test.

-F12-

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

Stock-Based Compensation

The Company recognizes compensation expense for equity awards over the vesting period based on the fair value of these awards at the date of grant.  The computed fair value of these awards is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award.   The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of restricted stock grants is equivalent to the fair value of the stock issued on the date of grant.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. See Note 13 to the consolidated financial statements for further discussion of the Company’s stock-based compensation plan.

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by US GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against any deferred tax asset. The current provision for income tax is based upon the current tax laws and the Company’s interpretation of these laws, as well as the probable outcomes of any tax audits. The value of any net deferred tax asset depends upon estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that the Company does not expect to realize. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting the Company’s financial position and results of operations. The Company computes deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10, which it adopted on January 1, 2007, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.    We evaluate and record any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which we operate.

-F13-

Insurance Coverage

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

Separately, the Company’s employee health care is provided through a trust, administered by a third party.  The Company funds the trust based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate to claims incurred but not reported.  The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss. Actual claims may vary from our estimate.  We include any adjustments to such reserves in our consolidated results of operations in the period in which they become known.

New Accounting Pronouncements

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

The Company accounts for business combinations in accordance with FASB ASC 805 -- Business Combinations, which is effective for business combinations for which the acquisition date is after January 1, 2009.  Among other changes, ASC 805 requires acquisition related costs to be recognized separately from the acquisition; in addition, in a business combination achieved in stages, an acquirer is required to recognize identifiable assets, liabilities and non-controlling interests in the aquiree at the full amounts of their fair values as of the acquisition date; and an acquirer is required to recognize assets or liabilities from contingencies as of the acquisition date.

The Company adopted the provisions of FASB ASC 260 -- Earnings Per Share, effective January 1, 2009, which required that all unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be included in the basic Earnings Per Share (EPS) calculation.  Prior-year basic weighted average shares outstanding numbers have been adjusted retrospectively on a consistent basis with 2009 reporting.  This standard did not affect earnings per share for any period presented.

The Company accounts for its intangible assets under the provisions of FASB ASC 350 -- Intangibles – Goodwill and Other, and, effective January 1, 2009, adopted provisions within that topic that clarify accounting for defensive intangible assets subsequent to initial measurement, and applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Also effective January 1, 2009, the Company adopted provisions within FASB ASC 350 that amend the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, which requires a consistent approach between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of an asset. Adoption of these provisions did not have a material impact on the Company’s consolidated results of operations or financial condition for 2009.  The Company is evaluating the impact of this pronouncement for 2010 based on its recent acquisitions.

-F14-

3. Offering of Common Stock

2007 Common Stock Offering
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

Pursuant to an agreement entered into at the end of March 2007, an employee who participated in the Transaction agreed to accelerate the vesting of his restricted stock and forfeit unvested stock options.  The agreement also provided that these shares would be redeemed in the Transaction but that the Company would hold the proceeds until the end of the term of his employment agreement (July 31, 2007).  The proceeds were paid on July 31, 2007.

2009 Common Stock Offering
In August 2009, pursuant to a shelf registration statement on Form S-3, the Company completed a public offering of 4,830,000 shares of its common stock at $19.70 per share.  The Company received proceeds, net of underwriting commissions, of $91.3 million ($18.91 per share), and paid approximately $524,000 in related offering expenses.  The underwriters contributed $200,000 to offset a portion of the Company’s expenses.  A portion of the offering proceeds was used to repay the Company’s outstanding debt of approximately $29.9 million.

Proceeds received from the sale of securities	$95,151
Less:
Underwriters’ commission	(3,806)
91,345
Offering related expenses	(548)
Expense credit received from underwriters	200
Total proceeds, net of expenses	$90,997

Use of proceeds:
Purchase of specialized equipment	5,778
Repayment of outstanding debt	29,966
Balance retained in working capital, December 31, 2009	$55,253

The remaining proceeds, along with other cash on hand was used to fund the acquisitions discussed in Note 22, below.

-F15-

4.   Business Acquisitions

In February 2008, the Company purchased substantially all of the assets (with the exception of working capital) and related business (principally consisting of project contracts) of Orlando, Florida-based Subaqueous Services, Inc., a Florida corporation (“SSI”) for approximately $36.7 million in cash.

The Company funded the acquisition using cash on hand, its acquisition line of $25 million and a draw on its accordion facility of $10 million.

5.  Inventory

Inventory at December 31, 2009 and December 31, 2008, of $1.5 million and $738,000, respectively, consists of parts and small equipment held for use in the ordinary course of business.

6.  Fair Value of Financial Instruments

   The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values. We have a note receivable in the amount of $961,000 from a customer providing for payments over a ten month period.  Due to the short-term payment schedule, we believe that the carrying value of the note receivable approximates its fair value.

7.  Contracts in Progress

Contracts in progress are as follows at December 31, 2009 and December 31, 2008:

	2009	2008
Costs incurred on uncompleted contracts…………………………….............	$235,175	$196,363
Estimated earnings……………………………………………………………	61,486	54,711
	296,661	251,074
Less: Billings to date………………………………………………………...	(291,429)	(255,512)
	$5,232	$(4,438)
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts.	$10,868	$7,228
Billings in excess of costs and estimated earnings on uncompleted contracts.	(5,636)	(11,666)
	$5,232	$(4,438)

Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes, insurance, job supervision and equipment charges. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

-F16-

8.  Property and Equipment

The following is a summary of property and equipment at December 31, 2009 and December 31, 2008:

	2009	2008
Automobiles and trucks…………………….	$1,409	$1,472
Building and improvements………………..	12,832	12,015
Construction equipment……………………	92,230	88,070
Dredges and dredging equipment………….	44,912	42,458
Office equipment…………………………...	2,460	1,123
	153,843	145,138
Less: accumulated depreciation…………...	(82,671)	(69,092)
Net book value of depreciable assets………	71,172	76,046
Construction in progress…………………...	14,389	2,886
Land………………………………………..	5,229	5,222
	$90,790	$84,154

For the years ended December 31, 2009, 2008 and 2007 depreciation expense was $15.5 million, $14.7 million, and $12.4 million, respectively.  The assets of the Company are pledged as collateral for the Company’s line of credit.

9.  Non-monetary transaction

During the first quarter of 2009, the Company entered into a non-monetary exchange with an unrelated party, whereby the Company would provide marine construction services, including dredging and sheet pile work in exchange for delivery of seven new pushboats to add to the Company’s fleet.  The total value of the work contracted and the fair value of the boats, when delivered to the Company, is approximately $1.8 million.  At December 31, 2009, the Company had performed work with a value of approximately $1.3 million, and had taken delivery of all seven pushboats, and is expected to complete the remaining work early in 2010.

10.  Goodwill

The table below summarizes activity related to goodwill as of  December 31, 2009 and 2008:

	2009	2008
Beginning balance, January 1……………...	$12,096	$2,481
Additions…………………………………...	--	9,615
Impairment…………………………………	--	--
Ending balance, December 31……………..	$12,096	$12,096

11.           Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets

2009
Intangible assets, January 1, 2009………	$6,900
Additions………………………………….	--
Total intangible assets……………………	6,900

Accumulated amortization………………..	$(3,806)
Current year amortization…………………	(3,056)
Total accumulated amortization…………..	(6,862)

Net intangible assets, end of year………...	$38

-F17-

The Company’s finite-lived intangible assets are estimated to be amortized as follows:

Year Ended December 31,
2010	$33
2011	$5

12.  Accrued Liabilities

Accrued liabilities at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Accrued salaries, wages and benefits………	$5,195	$3,856
Accrual for self-insurance liabilities……….	2,114	2,143
Other accrued expenses…………………….	1,045	2,177
	$8,354	$8,176

13.  Long-term Debt and Line of Credit

The Company has a credit facility with several participating banks.  In February 2008, the Company borrowed $35 million to fund the purchase of the assets of SSI.  In August 2009, the Company repaid the outstanding balance on the credit facility of $29.9 million from proceeds received from its common stock offering (Note 3, above).  The Company has available to borrow up to $15 million under an acquisition term loan facility and up to $8.5 million under a revolving line of credit.  All provisions under the credit facility mature on September 30, 2010.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At December 31, 2009, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a current rate of 0.20% of the unused balance.  As of December 31, 2009, no amounts had been drawn under the revolving line of credit.

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

•	A minimum fixed charge coverage ratio of not less than 1.30 to 1.0 as of each fiscal quarter end; and
•	A total leverage ratio not greater than 3.0 to 1.0 as of each fiscal quarter end.

At December 31, 2009, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of its credit facility.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

The Company is in negotiations to renew its credit facility prior to the September 30, 2010 expiration.

-F18-

14.  Stockholders’ Equity

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

In August 2009, pursuant to a shelf registration statement on Form S-3, the Company completed a public offering of 4,830,000 shares of its common stock at $19.70 per share.  The Company received proceeds, net of underwriting commissions, of $91.3 million ($18.91 per share), and paid approximately $524,000 in related offering expenses.

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

Restricted Stock

The following table summarizes the restricted stock activity under the 2005 Plan and LTIP:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at December 31, 2006…………………	604,708	$0.02
Granted……………………………………………..	26,426	$13.50
Vested………………………………………………	(520,142)	$0.71
Forfeited/repurchased shares………………………..	(8,969)	$0.02
Nonvested at December 31, 2007…………………..	102,023	$0.02
Granted……………………………………………...	12,042	$8.72
Vested……………………………………………….	(38,132)	$0.02
Forfeited/repurchased shares………………………..	(11,646)	$0.02
Nonvested at December 31, 2008…………………..	64,287	$1.65
Granted……………………………………………...	62,189	$19.01
Vested……………………………………………….	(36,771)	$0.02
Forfeited/repurchased shares………………………..	--	--
Nonvested at December 31, 2009	89,705	$14.36

In May 2007, 26,426 shares of fully vested stock were granted to certain employees of the Company upon completion of the Transaction.  Compensation related to this grant of fully vested shares in May 2007 totaled approximately $357,000.

-F19-

As part of their 2008 and 2009 compensation packages, the independent directors each received an equity award of either restricted stock or options with a fair value on the date of grant of $35,000.  In December 2008, and in June 2009, three directors elected to receive stock, which is restricted from sale in total for a period of three years from the date of grant.  One director elected to receive options, which is also restricted from exercise for a period of three years and is included in the discussion of stock options below.  Compensation related to the grants of restricted stock totaled $105,000 in each of 2009 and 2008 and is expensed ratably over the three-year vesting period.

Changes to the independent director compensation plan, approved in November 2009, resulted in equity compensation granted to each of the independent directors with a fair value of $60,000, with vesting in six months from the date of grant.  Also in November 2009, the Compensation Committee of the Board of Directors approved grants of stock to its named executive officers, with vesting over a three year period.

Stock Options

The following table summarizes the stock option activity under the 2005 Plan and LTIP:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006………………….	443,959	$1.96
Granted……………………………………………....	579,261	$13.79
Exercised…………………………………………….	(22,422)	$1.96
Forfeited……………………………………………...	(98,654)	$3.00
Outstanding at December 31, 2007………………….	902,144
Granted……………………………………………....	451,749	$6.48
Exercised…………………………………………….	--	--
Forfeited…………………………………………...	(25,553)	$13.65
Outstanding at December 31, 2008………………….	1,328,340	$8.35
Granted……………………………………………....	262,934	$19.19
Exercised…………………………………………….	(382,852)	$5.06
Forfeited…………………………………………...	(22,102)	$11.27
Outstanding at December 31, 2009………………….	1,186,320	$11.76

Vested at December 31, 2009 and expected to vest....	1,130,085	$11.76	8.47	$10,508
Exercisable at December 31, 2009…………………..	521,279	$10.91	7.88	$5,292

As part of the Transaction in May 2007, 89,686 options were forfeited, 22,422 were exercised and vesting was accelerated on 165,078 options, for additional compensation costs of $140,000.

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

	2009	2008	2007
Weighted average grant-date fair value of options granted	$8.57	$2.52	$5.35
Risk-free interest rate	1.3%	2.9%	4.3%
Expected volatility	66.5%	37%	31%
Expected term of options (in years)	3.0	6.0	6.0
Dividend yield	0%	0%	0%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants.  The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for 2009 is based on the exercise history.

-F20-

  For 2008 and 2007, the expected term was calculated using the “simplified method” as the Company did not have sufficient information regarding historical exercise behavior to accurately estimate the expected term.  For grants made in 2009, volatility was calculated based on the Company’s historic stock price.  Volatility was calculated using an average of similar public companies within the Company’s industry in 2008 and 2007, as the Company did not have sufficient data to accurately estimate volatility of its common stock.  The Company does not anticipate paying dividends in the future.

Compensation expense related to equity award grants totaled $1.6 million, $1.1 million, and $858,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $4.4 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested equity awards, which is expected to be recognized over a weighted average period of 1.4 years.

	2009	2008		2007
Total intrinsic value of options exercised	$5,042	$	----	$258
Total fair value of shares vested	$6,367		$1,282	$4,007

16.  Income Taxes

The following table presents the components of our consolidated income tax expense for each fiscal year ended December 31:

	Current	Deferred	Total
2009
U.S. Federal	$11,484	$(392)	$11,092
State and local	1,063	(621)	442
	$12,547	$(1,013)	$11,534

2008
U.S. Federal	$9,090	$(2,403)	$6,687
State and local	602	(7)	595
	$9,692	$(2,410)	$7,282

2007
U.S. Federal	$11,577	$(1,392)	$10,185
State and local	599	(606)	(7)
	$12,176	$(1,998)	$10,178

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31 as follows:

	2009	2008	2007
Statutory amount (computed at 35%)………..	$11,048	$7,615	$9,652
State income tax, net of federal benefit……...	290	385	(5)
Permanent differences……………………….	5	(86)	(101)
Other (net)…………………………………...	191	(632)	632
Consolidated income tax provision………….	$11,534	$7,282	$10,178
Consolidated effective tax rate………………	36.5%	33.5%	36.9%

-F21-

The Company’s deferred tax (assets) liabilities are as follows:

	December 31, 2009		December 31, 2008
	Current	Long-term	Current	Long-term
Assets related to:
Accrued liabilities………………………………………	$837	$--	$738	$--
Intangible assets…………………………………………		2,814		1,771
Allowance for bad debt………………………………….	421		280
Non-qualified stock options…………………………….		72		32
Other…………………………………………………….	241	731	301	21
Total assets………………………………………………	1,499	3,617	1,319	1,824

Liabilities related to:
Depreciation and amortization…………………………..		(15,003)		(14,098)
Other…………………………………………………….	--	(67)	--	(12)
Total liabilities…………………………………………..	--	(15,070)	--	(14,110)
Net deferred assets (liabilities)…………………………..	$1,499	$(11,453)	$1,319	$(12,286)

As reported in the balance sheet:

	December 31, 2009	December 31, 2008
As reported in the balance sheet:
Net current deferred tax assets	1,499	1,319
Net non-current deferred tax liabilities	(11,453)	(12,286)
Total net deferred tax liabilities:	$(9,554)	$(10,967)

In assessing the realizability of deferred tax assets at December 31, 2009, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income during the periods in which these temporary differences become deductible. As of December 31, 2009, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with US GAAP.

The Company believes that it has no uncertain tax positions. The Company does not believe that its tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to December 31, 2010.

-F22-

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2006, 2007, 2008 and 2009. The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2009 and 2008, as the Company has not recorded any uncertain tax positions. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

17.  Earnings Per Share

On January 1, 2009, the Company adopted changes issued by the FASB to the calculation of earnings per share.  These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. Under our stock-based compensation programs, certain employees are granted stock and performance awards, which entitle those employees to receive nonforfeitable dividends during the vesting period on a basis equivalent to any dividends paid to holders of the Company’s common stock. As such, these unvested stock and performance awards meet the definition of a participating security. Under the two-class method, all earnings, whether distributed or undistributed, are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Prior to the adoption of these changes, stock and performance awards were considered potential shares of common stock and were included only in the diluted EPS calculation under the treasury stock method as long as their effect was not anti-dilutive. Weighted average shares outstanding data for prior periods presented were revised to reflect these changes, which did not affect earnings per share in any period presented.

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. In April 2007, the Company authorized a 2.23 for one reverse split of the then Class B common shares, which became effective upon the closing of the Transaction at which time the Company’s certificate of incorporation was modified such that Class A shares were converted into preferred and Class B shares were converted into common shares. Computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the common stock split.  At December 31, 2009, 2008 and 2007, 262,934, 996,489 and 570,293 common stock equivalents, respectively, were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive.

In May 2007, all outstanding preferred (Class A) dividends were paid in full and these shares were redeemed and retired.

-F23-

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS for each fiscal year ended December 31:

	2009	2008	2007
Basic EPS computation:
Numerator:
Net income…………………………………………...	$20,030	$14,475	$17,399
Preferred dividends…………………………………..	--	--	782
Earnings available to common stockholders………	$20,030	$14,475	$16,617

Denominator:
Basic weighted average shares outstanding,…………	23,577,854	21,561,201	19,657,436
Basic earnings per share…………………………...........	$0.85	$0.67	$0.85
Diluted EPS computation:
Total basic weighted average shares outstanding……	23,577,854	21,561,201	19,657,436

Effect of dilutive securities:
Common stock options……………………………	402,088	418,334	319,247
Total weighted average shares outstanding assuming dilution	23,979,943	21,979,535	19,976,683
Diluted earnings per share……………………………...	$0.84	$0.83	$0.83
(1)
Upon any liquidation of the Company, holders of preferred shares would have received a liquidation preference of $1,000 per share, plus 6% cumulative dividends per year. Holders were not entitled to additional payment or distribution of the earnings, assets or surplus funds of the Company upon liquidation. The shares were converted into preferred stock, redeemed and retired in May 2007. See Note 19.

18.   Enterprise Wide Disclosures

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

The Company’s primary customers are governmental agencies in the United States.  The following table represents concentrations of revenue by type of customer for the years ended December 31, 2009, 2008, and 2007.

	2009	%	2008	%	2007	%
Federal……..	$54,173	19%	$29,134	11%	$37,528	18%
State………..	24,835	8%	37,340	14%	13,489	6%
Local……….	82,933	28%	64,713	25%	69,235	33%
Private………	131,553	45%	130,615	50%	90,108	43%
	$293,494	100%	$261,802	100%	$210,360	100%

Revenues generated outside the United States totaled 14%, 7.0%, and 4.0% of total revenues for the years ended 2009, 2008 and 2007, respectively.  Revenue generated outside the United States in 2009 was primarily related to construction of a cruise pier and facilities in Haiti.

The Company’s long-lived assets are substantially located in the United States.

-F24-

Significant customers

The following customers accounted for 10% or more of contract revenues for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Customer A	N/A	N/A	13%
Customer B	16%	N/A	12%
Customer C	N/A	10%	N/A

19.  Employee Benefits

All employees except the Associate Divers and Associate Tugmasters are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pretax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2009, 2008 and 2007, the Company contributed $1.0 million, $0.9 million, and $0.8 million, to the plan.

20  Commitments and Contingencies

Operating Leases

In July 2005, the Company executed a sale-leaseback transaction in which it sold an office building for $2.1 million and entered into a ten year lease agreement. The Company, at its option, can extend the lease for two additional five year terms. Scheduled increases in monthly rent are included in the lease agreement.

The sale of the office building resulted in a gain of $562,000 which has been deferred and amortized over the life of the lease. The Company recognized $54,212 in each of the years ending December 31, 2009, 2008 and 2007, respectively.  Rent expense under this agreement was $168,504, $168,162 and $164,400 for each of the years ending December 31, 2009, 2008 and 2007, respectively.

In 2005, the Company entered into a lease agreement for vehicles under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2009, 2008 and 2007 was $2.1 million, $1.4 million, and $951,000, respectively.

The Company leases its corporate office in Houston, Texas under a lease with an initial term of nine years.   In addition, the Company leases other facilities, including office space and yard facilities, under terms that range from one to five years.  The Company also leases short-term field office space at its various construction sites for the duration of the projects.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows:
Amount
Year ended December 31,
2010…………………………………………	$2,981
2011…………………………………………	2,229
2012…………………………………………	1,248
2013…………………………………………	669
2014…………………………………………	512
Thereafter…………………………………...	514
$8,153

-F25-

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

The Company was named as one of a substantial number of defendants in numerous individual claims and lawsuits brought by the residents and landowners of New Orleans, Louisiana and surrounding areas in the United States District Court for the Eastern District of Louisiana. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, (E.D. La,), which was instituted in late 2005. While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions. The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages. The Corps of Engineers has contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a decision (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, "Order and Reasons," March 9, 2007 (E.D. La, 2007)), we believe that we have no liability under these claims unless we deviated from our contracted scope of work on a project. In June of 2007, however, the plaintiffs filed two separate appeals of this decision to the United States Court of Appeals for the Fifth Circuit, where on November 25, 2009 a portion of the decision of the trial court was affirmed.  The other portion, for claims in Limitation Actions, remains pending.

21.  Subsidiary Guarantors

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

22.  Subsequent events

On January 28, 2010, Seagull Services, LLC, a wholly-owned subsidiary of the Company purchased (a) the membership interests of T.W. LaQuay Dredging, LLC (“TWLD”), a Texas limited liability company, from LaQuay Holdings, Inc. (the “Seller”), (b) all of the issued and outstanding capital stock of Industrial Channel and Dock, Company, a Texas Corporation, and Commercial Channel and Dock Company, a Texas Corporation (collectively, the “Channel and Dock Companies”), from Timothy W. LaQuay and Linda F. LaQuay (the principal shareholders of the Seller, the “Principal Shareholders”), and (c) certain parcels of real property located in Calhoun County, Port Lavaca, Texas from the Principal Shareholders (collectively, the “Purchase Transactions”).  At the closing, the Company entered into a consulting agreement with Timothy and Linda LaQuay and with Charles F. Barnett for a term of one year from the Closing Date.

-F26-

Upon the terms of and subject to the conditions set forth in the Purchase Agreement, the total aggregate consideration paid by the Company to the Seller and the Principal Shareholders consisted of the following:

•	Cash consideration of $55.5 million, paid to the Seller for the membership interests of T.W. LaQuay Dredging;
•	Cash consideration of $4.5 million, paid to the Principal Shareholders for the Channel and Dock Companies and the above mentioned parcels of land; and
•
Up to an additional $4.0 million (to be held in escrow) payable to Seller as a result of an increase in the purchase price of the membership interests by the amount of any additional taxes incurred by the Seller arising from the allocation of the membership interests purchase price, as further described in Section 1060 of the U.S. Internal Revenue Code, as amended.

The Purchase Agreement contains customary representations, warranties, covenants and indemnities, including certain post-closing covenants with respect to confidentiality and non-competition.

The following table summarizes the preliminary allocation of the purchase price:

Fair value of working capital items                                                             $  4,007
Property and equipment                                                                               $48,594
Goodwill                                                                                  $11,399
Total                                                                                    $64,000

The purchase price has been allocated to the assets acquired and the liabilities assumed using estimated fair values as of the acquisition date.  The estimates and assumptions are subject to change upon the finalization of valuations, which are contingent upon final appraisals of property and equipment, identifiable intangible assets, and other adjustments through January 28, 2010.  Revisions to the preliminary purchase price allocation could result in significant deviations from the preliminary allocation.

The following unaudited pro forma condensed combined financial information presents how results of operations may have appeared had the acquisition occurred on January 1, 2008:

	2009	2008
Revenues	$334,271	$284,190
Income before taxes	39,206	22,851
Net income	$24,879	$15,203
Diluted net income per share available to common stockholders	$1.04	$0.69

On February 11, 2010, the Company purchased several heavy civil marine construction equipment items including derrick barges, cranes, hammers and ancillary equipment from a private company exiting the marine construction business, for a purchase price of approximately $7.0 million.  The Company intends to establish a base to serve the Pacific Northwest and West Coast, through the lease of yard and office space in Tacoma, Washington.   The Company is currently determining the fair value of the assets acquired.

-F27-

EXHIBIT INDEX

Exhibit
Number			Description

	1.01		Form of Indemnity Agreement for Directors and Certain Officers dated November 24, 2008 (filed as Exhibit 1.01 to Form 8-K filed on November 25, 2008)
	2.1
Asset Purchase Agreement dated February 28, 2008, by and between OMGI Sub, LLC and Orion Marine Group, Inc. and Subaqueous Services, Inc. and Lance Young (filed as an exhibit to the Company’s Current Report on Form 8-K on March 4, 2008)

	2.2		Purchase Agreement dated January 28, 2010 by and among LaQuay Holdings., Inc and Seagull Services Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 2, 2010)
	3.1		Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc.
	3.2		Amended and Restated Bylaws of Orion Marine Group, Inc.
	4.1		Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007
	10.1		Loan Agreement, dated as of July 10, 2007, between Orion Marine Group, Inc. and Amegy Bank National Association
**	10	.1.1	First Amendment to Loan Agreement dated February 29, 2008, among Orion Marine Group, Inc., and Amegy Bank National Association, a national banking association, as agent
	10.2		Purchase/Placement Agreement dated May 9, 2007 between Orion Marine Group, Inc. and Friedman, Billings, Ramsey & Co., Inc.
	10.3		Amended & Restated Redemption Agreement dated May 7, 2007
+	10.8		2005 Stock Incentive Plan
+	10.9		Form of Stock Option Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Stock Option
+	10.10		Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Restricted Stock
+	10.11		Orion Marine Group, Inc. Long Term Incentive Plan
+	10.12		Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan
+	10.13		Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock
+	10.14		Executive Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+	10.15		Subsidiary Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+	10.16		Employment Agreement, dated as of December 4, 2009, by and between Orion Marine Group, Inc. and J. Michael Pearson
+	10.17		Employment Agreement, dated as of December 4, 2009, by and between Orion Marine Group, Inc. and Mark Stauffer
+	10.18		Employment Agreement , dated as of December 11, 2009, by and between Orion Marine Group, Inc. and Elliott Kennedy
+	10.19		Employment Agreement, dated as of December 11, 2009, by and between Orion Marine Group, Inc. and Jim Rose
+	10.20		Employment Agreement, dated as of December 11, 2009, by and between Orion Marine Group, Inc. and Peter R. Buchler
+	10.23		Schedule of Changes to Compensation of Non-employee Directors, effective for 2008 (filed as an exhibit to the Quarterly Report on Form 1-Q for the quarterly period ended June 30, 2008)
*	21.1		List of Subsidiaries
*	23.1		Consent of Independent RegisteredPublic Accounting Firm
*	23.2		Consent of Garland Sandhop, CPA
	24.1		Power of Attorney (included on signature page of this filing)
*	31.1		Certification of CEO pursuant to Section 302
*	31.2		Certification of CFO pursuant to Section 302
*	32.1		Certification of CEO and CFO pursuant to Section 906
*	99.1		Audited financial statements of T.W. LaQuay Dredging, LLC as of December 31, 2008
*	99.2		Unaudited financial statements of T.W. LaQuay Dredging, LLC as of September 30, 2009
*	99.3
Unaudited pro forma condensed combined balance sheet as of September 30, 2009 and statements of income for the year ended December 31, 2008 and nine months ended September 30, 2009 of Orion Marine Group, Inc. and T.W. LaQuay Dredging, LLC

*	Filed herewith

**	Incorporated by reference to the Company’s report on Form 8K filed with the SEC on March 4, 2008
+	Management contract or compensatory plan or arrangement
(b)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Orion Marine Group, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Orion Marine Group, Inc. and subsidiaries referred to in our report dated March 9, 2010, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (2), which is the responsibility of the Company’s management.  In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Grant Thornton LLP
Houston, Texas
March 9, 2010

ORION MARINE GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deduction	Balance at the End of the Period

Year ended December 31, 2007:
Provision for Doubtful Accounts	$500	$--	$--	$500
Year ended December 31, 2008:
Provision for Doubtful Accounts	$500	$800	$(500)	$800
Year ended December 31, 2009:
Provision for Doubtful Accounts	$800	$442	$--	$1,202