Form 10-Q
period 2010-03-31
Orion Marine Group Inc
filed 2010-05-10
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of May 1, 2010, 26,872,617 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2010

Part I – Financial Information
Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$22,771	$104,736
Accounts receivable:
Trade, net of allowance of $1,153 and $1,203, respectively	34,016	32,819
Retainage	11,506	12,028
Other	865	922
Income taxes receivable	453	3,040
Note receivable	799	961
Inventory	2,172	1,472
Deferred tax asset	1,681	1,499
Costs and estimated earnings in excess of billings on uncompleted contracts	21,174	10,868
Prepaid expenses and other	1,532	1,624
Total current assets	96,969	169,969
Property and equipment, net	151,161	90,790
Goodwill	30,653	12,096
Intangible assets, net of accumulated amortization	31	38
Other assets	194	264
Total assets	$279,008	$273,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$20,135	23,680
Retainage	1,325	1,227
Accrued liabilities	10,770	8,354
Taxes payable	44	312
Billings in excess of costs and estimated earnings on uncompleted contracts	6,784	5,636
Total current liabilities	39,058	39,209
Other long-term liabilities	569	514
Deferred income taxes	11,526	11,453
Deferred revenue	301	315
Total liabilities	51,454	51,491
Commitments and contingencies
Stockholders’ equity:
Common stock -- $0.01 par value, 50,000,000 authorized, 26,884,264 and 26,852,407 issued; 26,872,617 and 26,840,761 outstanding
at March 31, 2010 and December 31, 2009, respectively	268	268
Treasury stock, 11,646 shares, at cost	--	--
Additional paid-in capital	152,468	151,361
Retained earnings	74,818	70,037
Total stockholders’ equity	227,554	221,666
Total liabilities and stockholders’ equity	$279,008	$273,157

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three Months ended
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	March 31,	March 31,
	2010	2009

Contract revenues	$75,556	$70,040
Costs of contract revenues	59,960	55,766
Gross profit	15,596	14,274
Selling, general and administrative expenses	10,188	7,199
	5,408	7,075
Other (income) expense
Other income	(2,176)	--
Interest income	(24)	(103)
Interest expense	6	206
Other (income) expense, net	(2,194)	103
Income before income taxes	7,602	6,972
Income tax expense	2,821	2,630
Net income	$4,781	$4,342

Basic earnings per share	$0.18	$0.20
Diluted earnings per share	$0.18	$0.20
Shares used to compute earnings per share
Basic	26,862,933	21,565,720
Diluted	27,217,659	21,900,164

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
As of March 31, 2010
(Unaudited)
(In Thousands, Except Share Information)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2010	26,852,407	$268	(11,646)	$--	$151,361	$70,037	$221,666
Stock-based compensation					770		770
Exercise of stock options	28,318	--			321		321
Excess tax benefits from exercise of stock options					16		16
Issuance of restricted stock	3,539	--

Net income	—	—			—	4,781	4,781
Balance, March 31, 2010	26,884,264	$268	(11,646)	$--	$151,468	$74,818	$227,554

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended
(Unaudited)
(In Thousands)

	March 31,	March 31,
	2010	2009
Cash flows from operating activities
Net income	$4,781	$4,342
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,570	4,942
Deferred financing cost amortization	63	63
Bad debt expense	18	--
Deferred income taxes	(109)	(405)
Stock-based compensation	770	351
Gain on sale of property and equipment	(69)	(60)
Gain on bargain purchase from acquisition of business	(2,176)	--
Excess tax benefit from stock option exercise	(16)	--
Change in operating assets and liabilities, excluding effects of businesses acquired:
Accounts receivable	4,639	9,697
Income tax receivable	2,769	2,517
Inventory	(700)	(402)
Note receivable	537	--
Prepaid expenses and other	(302)	1,145
Costs and estimated earnings in excess of billings
on uncompleted contracts	(8,804)	(594)
Accounts payable	(10,120)	(1,235)
Accrued liabilities	835	436
Income tax payable	(434)	--
Billings in excess of costs and estimated earnings
on uncompleted contracts	(846)	(1,851)
Deferred revenue	(14)	(14)
Net cash (used in) provided by operating activities	(4,608)	18,932
Cash flows from investing activities:
Proceeds from sale of property and equipment	98	166
Purchase of property and equipment	(7,139)	(2,290)
Acquisition of assets in Pacific Northwest	(6,653)	--
Acquisition of business (net of cash acquired)	(64,000)	--
Net cash used in investing activities	(77,694)	(2,124)
Cash flows from financing activities:
Exercise of stock options	321	--
Excess tax benefit from stock option exercise	16	--
Payments on long-term debt	--	(875)
Net cash provided (used in) by financing activities	337	(875)
Net change in cash and cash equivalents	(81,965)	15,933
Cash and cash equivalents at beginning of period	104,736	25,712
Cash and cash equivalents at end of period	$22,771	$41,645
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$205
Taxes	$571	$517

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010
(Unaudited)
(Tabular Amounts in thousands, Except for Share and per Share Amounts)

1.  Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc., and its wholly-owned subsidiaries (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada and the Caribbean Basin.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipeline construction; marine environmental structures, mechanical and hydraulic dredging and specialty projects..  We are headquartered in Houston, Texas.

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2009 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.   Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates.  The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

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

Revenue Recognition

The Company records revenue on construction contracts for financial statement purposes on the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. The Company follows the guidance of ASC 605-35 – Revenue Recognition, Construction-Type and Production-Type Contracts, for its accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at March 31, 2010 and December 31, 2009 consisted primarily of money market mutual funds and overnight bank deposits.

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

At March 31, 2010, 16.2% of our accounts receivable was due from a single customer, and at December 31, 2009, one customer accounted for 12.3% of total receivables. In the three months ended March 31, 2010, one customer generated 31% of total revenues for the period.  In the three months ended March 31, 2009, three customers generated revenues in excess of 10% of total revenues,  representing 39.9% of total revenues.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2010 and December 31, 2009, the Company had an allowance for doubtful accounts of $1.2 million in each period.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at March 31, 2010 totaled $11.5 million, of which $3.3 million is expected to be collected beyond 2010.  Retention at December 31, 2009 totaled $12.0 million.

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by US GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.   The Company accounts for any uncertain tax positions in accordance with the provisions of ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.  The Company has not recorded a liability for uncertain tax positions at December 31, 2009 or March 31, 2010.

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

New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Because these are enhanced disclosure requirements, there has been no impact on the Company’s results of operations or financial position.  In addition, the enhanced disclosure requirements have not materially affected he Company’s financial reporting.

3.   Acquisition of T.W. LaQuay Dredging, LLC and assets purchased by Northwest Marine Construction

On January 28, 2010, the Company,  purchased (a) the membership interests of T.W. LaQuay Dredging, LLC (“TWLD”), a Texas limited liability company, from LaQuay Holdings, Inc. (the “Seller”), (b) all of the issued and outstanding capital stock of Industrial Channel and Dock, Company, a Texas Corporation, and Commercial Channel and Dock Company, a Texas Corporation (collectively, the “Channel and Dock Companies”), from Timothy W. LaQuay and Linda F. LaQuay (the principal shareholders of the Seller, the “Principal Shareholders”), and (c) certain parcels of real property located in Calhoun County, Port Lavaca, Texas from the Principal Shareholders (collectively, the “Purchase Transactions”).  TWLD and its predecessor company have operated as a marine construction and dredging company in the Gulf Coast markets since 2000.  The integration of TWLD’s operations and assets have added to the Company’s dredging fleet and enhanced its presence in the Gulf Coast.  At the closing, the Company entered into a consulting agreement with Timothy and Linda LaQuay and with Charles F. Barnett for a term of one year from the Closing Date.

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

The following table summarizes the preliminary allocation of the purchase price:

Fair value of working capital items            $ (3,151)
Property and equipment                               $48,594
Goodwill                                                          $18,557
Total                                                                $64,000

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

The Company’s condensed consolidated financial statements at March 31, 2010 include results of TWLD for the period since the acquisition.  Pro-forma information is presented below as if the purchase had occurred on January 1 of each reporting period:

	Three months ended March 31,
	2010	2009
Revenue	$79,357	$78,610
Income before taxes	8,054	7,837
Net income	$5,233	$5,207
Earnings per share:
Basic	$0.19	$0.24
Diluted	$0.19	$0.24

On February 11, 2010, the Company purchased several heavy civil marine construction equipment items including derrick barges, cranes, hammers and ancillary equipment from a private company exiting the marine construction business, for a purchase price of approximately $7.0 million.  In accordance with ASC 820, the Company records these assets at fair value, which was based on information derived from dealer markets, known transactions, and availability in the marketplace.  The Company’s preliminary valuation of these assets  is approximately $9.2 million, which resulted in a gain of approximately $2.2 million.  The Company is still in the process of finalizing its purchase price allocation to these assets.   Pro forma information is not presented, as the Company’s purchase of assets was limited to items of equipment.

4.  Contracts in Progress

Contracts in progress are as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$257,025	$235,175
Estimated earnings	78,419	61,486
	335,444	296,661
Less: Billings to date	(321,054)	(291,429)
	$14,390	$5,232
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$21,174	$10,868
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,784)	(5,636)
	$14,390	$5,232

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

5.  Property and Equipment

The following is a summary of property and equipment at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Automobiles and trucks	$1,909	$1,409
Building and improvements	13,026	12,832
Construction equipment	123,302	92,230
Dredges and dredging equipment	46,893	44,912
Office equipment	2,808	2,460
	187,938	153,843
Less: accumulated depreciation	(87,028)	(82,671)
Net book value of depreciable assets	100,910	71,172
Construction in progress	40,897	14,389
Land	9,354	5,229
	$151,161	$90,790

For the three months ended March 31, 2010 and 2009, depreciation expense was $4.6 million and $3.8 million, respectively.  The assets of the Company are pledged as collateral for the Company’s line of credit.

6.  Inventory

Inventory at March 31, 2010 and December 31, 2009, of $2.2 million and $1.5 million, respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

7.  Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values. We have a note receivable in the amount of $799,000 from a customer providing for payments over a ten month period.  Due to the short-term payment schedule, we believe that the carrying value of the note receivable approximates its fair value.

8.  Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Beginning balance, January 1	$12,096	$12,096
Additions	18,557	--
Ending balance	$30,653	$12,096

Intangible assets
The Company’s intangible assets consists primarily of non-compete agreements, which amortize over the next 12 months.  The Company is continuing to identify and evaluate intangible assets, if any, related to the TWLD acquisition.

9.  Long-term Debt and Line of Credit

The Company has a credit facility with several participating banks.  In August 2009, the Company repaid the outstanding balance on the credit facility of $29.9 million from proceeds received from its offering of common stock.  The Company has availability under a revolving line of credit to borrow up to $8.5 million.  All provisions under the credit facility mature on September 30, 2010.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At March 31, 2010, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a current rate of 0.20% of the unused balance.  As of March 31, 2010, no amounts had been drawn under the revolving line of credit.

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

At March 31, 2010, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of its credit facility.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

The Company is in negotiations to renew its credit facility prior to the September 30, 2010 expiration.

10.  Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended March 31, 2010 and 2009 was 37.1% and 37.7%, respectively, and differed from the Company’s statutory rate primarily due to state income taxes, the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on its federal tax return, which net effect increased the overall effective tax rate.
.

	Current	Deferred	Total
Three months ended March 31, 2010:
U.S. Federal	$2,924	$(111)	$2,813
State and local	6	2	8
	$2,930	$(109)	$2,821
Three months ended March 31, 2009:
U.S. Federal	$2,851	$(438)	$2,413
State and local	184	33	217
	$3,035	$(405)	$2,630

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to March 31, 2011.

11.  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31
	2010	2009
Basic:
Weighted average shares outstanding	26,862,933	21,565,720

Diluted:
Total basic weighted average shares outstanding	26,862,933	21,565,720
Effect of dilutive securities:
Common stock options	354,726	334,444
Total weighted average shares outstanding assuming dilution	27,217,659	21,900,164

Anti-dilutive stock options	261,813	579,769
Shares of common stock issued from the exercise of stock options	28,318	--

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

For the three months ended March 31, 2010 and 2009, compensation expense related to stock options outstanding for the periods was $770,000 and $351,000, respectively.  In March 2010, the Company granted options to purchase 3,879 shares of common stock and used the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The option awards granted in March 2010 used the following assumptions:

Expected life of options	3 years
Expected volatility	62.8%
Risk-free interest rate	1.49%
Dividend yield	0.0%
Grant date fair value	$7.53

In March 2010, 3,539 shares of common stock were granted to certain employees of the Company.  These shares are restricted from sale until vesting requirements are fulfilled, which vesting is over a period of three years from the date of grant.  Compensation expense to be recorded over the three year vesting period is approximately $63,000.

During the three months ended March 31, 2010, the Company received proceeds of approximately $321,000 from the exercise of 28,318 stock options.

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

The following table represents concentrations of revenue by type of customer for the three months ended March 31, 2010 and 2009.
	Three months ended March 31,
	2010	%	2009	%
Federal	$27,876	37%	$13,172	19%
State	7,280	10%	8,907	13%
Local	12,924	17%	11,451	16%
Private	27,476	36%	36,510	52%
	$75,556	100%	$70,040	100%

Revenues generated from projects located in the Caribbean Basin totaled 7% and 15.6% of total revenues for the three months ended March 31, 2010 and 2009, respectively.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2008 audited consolidated financial statements and notes thereto included in its 2009 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Form 10-K  and with our unaudited financial statements and related notes appearing elsewhere in this quarterly report.

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada, and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 64% of our revenue in the three months ended March 31, 2010, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Recent Developments.  During the first quarter of 2010, we continued to execute our growth strategy through the acquisition of Texas-based TW LaQuay Dredging, LLC (“TWLD”), a specialty dredging service provider that focuses on near shore dredging projects, and we established a base to serve the Pacific Northwest and West Coast through the purchase of marine equipment, including derrick barges, cranes, hammers and ancillary items.  These acquisitions, along with our continued investment in specialized equipment to enhance our lift capabilities and expand our fleet, were funded with the proceeds generated from our common stock offering in 2009.

Outlook.                        We continue to see good bidding opportunities in our end markets.  Sources of bid opportunities available to us include:
•	Gulf Coast and Southeast Atlantic ports, which are expected to continue with expansion plans and rehabilitation projects.
•	Bridge maintenance, alterations, and construction, which should be a priority for states, with funding from highway transportation programs.
•	Bid activity and funding from the US Army Corps of Engineers.
•	Opportunities with regard to hurricane protection and coastal restoration.

Our focus in 2010 will be to concentrate on our core business objectives; to manage our business effectively and efficiently; to pursue rational growth strategies while closely monitoring the costs of our operations; and to maintain our strong balance sheet.

Consolidated Results of Operations

Three months ended March 31, 2010 compared with three months ended March 31, 2009

	Three months ended March 31,
	2010		2009

	Amount	Percent	Amount	Percent
Contract revenues	$75,556	100.0%	$70,040	100.0%
Cost of contract revenues	59,960	79.4	55,766	79.6
Gross profit	15,596	20.6	14,274	20.4
Selling, general and administrative expenses	10,188	13.5	7,199	10.3
Operating income	5,408	7.2	7,075	10.1
Other (income) expense
Other income	(2,176)	(2.9)	--	0.0
Interest (income)	(24)	(0.1)	(103)	(0.1)
Interest expense	6	0.0	206	0.2
Other (income) expense, net	(2,194)	(2.9)	103	0.1
Income before income taxes	7,602	10.1	6,972	10.0
Income tax expense	2,821	3.7	2,630	3.8
Net income	$4,781	6.3%	$4,342	6.2%

Contract Revenues. Revenues for the three months ended March 31, 2010 increased approximately 7.9% as compared with the same period last year, and was attributable, in part, to the integration of the TWLD assets and personnel into the Company.    Contract revenue generated from public agencies, including the US Corps of Engineers, represented 64% of total revenues in the first quarter of 2010, a shift toward the public sector as compared with 48% of publicly funded projects in the prior year period.  Revenue generated from the private sector was 36% and 52% in the first quarter of 2010 and 2009, respectively.  Revenues generated from projects in the Caribbean Basin represented 7% of total revenue, as compared with 16% in the first quarter of 2009, which primarily consisted of construction of a cruise pier in Haiti.

Gross Profit.   Gross profit increased approximately $1.3 million, or 9.3%, in the first quarter of 2010 as compared with the corresponding period last year.  The improvement in gross profit was due primarily to the increase in revenues.  Gross margin for the three months ended March 31, 2010 was 20.6%, slightly above  20.4% in the prior year period.  We achieved an improvement in gross margin related to project execution and performance despite a reduction in our contract self-performance rate to 85.1% of costs, as compared with a 95% self-performance rate in the first quarter of 2009.

Selling, General and Administrative Expense. Selling, general and administrative expenses (“SG&A”) increased approximately $3.0 million in the three months ended March 31, 2010 as compared with the first quarter of 2009.  Costs related to the acquisitions in the first quarter of 2010 totaled approximately $1.7 million.  Outside these acquisition related expenses, SG&A increased due to additional overheads to support our business growth.

Other Income, net of Other Expense.  The Company recognized a gain of approximately $2.2 million on the preliminary valuation of the bargain purchase of assets acquired in February, 2010.

Income Tax Expense  Our effective rate for the three months ended March 31, 2010 and 2009 was 37.1% and 37.7%, respectively, and differed from the Company’s statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on our federal tax return, which net effect increased our overall effective tax rate.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2010, our working capital was $57.9 million.  This compares with $130.8 million at December 31, 2009, of which $55.3 million was related to the balance of the proceeds received from the sale of common stock in August 2009. The decrease was due to funds used in the acquisition of TWLD and to the purchase of marine construction assets in the Pacific Northwest, which were funded entirely through cash on hand.   As of March 31, 2010, we had cash on hand and availability under our revolving credit facility of $30.4 million.

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

The following table provides information regarding our cash flows and capital expenditures for the three months ended March 31, 2010 and 2009 (unaudited):

	Three months ended March 31,
	2010	2009
Cash flows (used in) provided by operating activities	$(4,608)	$18,932
Cash flows used in investing activities	$(77,694)	$(2,124)
Cash flows provided by (used in) financing activities	$337	$(875)

Operating Activities. During the three months ended March 31, 2010, our operations used approximately $4.6 million in cash, which resulted primarily from payments to vendors for large material purchases, which could not be correspondingly billed to customers until installation is complete, and is related to the mix of contracts in progress.  In addition, we increased our inventory of spare parts on hand to support our equipment fleet.  Changes in non-cash items included an increase in non-cash stock-based compensation related to grants in 2009, offset by the gain on the fair value in excess of the purchase price of assets acquired during the period.

Investing Activities. In January 2010, we purchased the membership interest of TWLD for $60.0 million with an additional $4.0 million held in escrow, all or part of which is payable to the seller as a result of an increase in the purchase price by the amount of any additional taxes arising from the allocation of the purchase price in accordance with U.S. Internal Revenue Code.  In February 2010, we purchased marine equipment totaling approximately $7.0 million.  In addition, we added to our capital assets by approximately $7.1 million to enhance our lift capabilities and expand our fleet.

Financing Activities. In the three months ended March 31, 2010, we received proceeds from stock option exercises, including related tax benefits of $337,000.  In the three months ended March 31, 2009, we paid down our principal balances on our credit facility.

Sources of Capital

The Company has a credit facility with several participating banks.  In August 2009, the Company repaid the outstanding balance on the credit facility of $29.9 million from proceeds received from its offering of common stock.  The Company has available to borrow up to $8.5 million under a revolving line of credit.  All provisions under the credit facility mature on September 30, 2010.

The revolving line of credit is subject to a borrowing base and availability on the revolving line of credit is reduced by any outstanding letters of credit.  At March 31, 2010, the Company had outstanding letters of credit of $910,000, thus reducing the balance available to the Company on the revolving line of credit to approximately $7.6 million.  The Company is subject to a monthly commitment fee on the unused portion of the revolving line of credit at a current rate of 0.20% of the unused balance.  As of March 31, 2010, no amounts had been drawn under the revolving line of credit.

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

At March 31, 2010, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of its credit facility.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

The Company is in negotiations to renew its credit facility prior to the September 30, 2010 expiration.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At March 31, 2010, we believe our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $125 million in surety bonds outstanding.  During the quarter ended March 31, 2010, approximately 48% of projects, measured by revenue, required us to post a bond.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or capital resources.

Inflation
Inflation historically has not had a material effect on our financial position or results of operations.  Due to the short-term duration of our contracts, we are generally able to include anticipated price increases in the cost of our bids.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

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

Interest rate risk
At March 31, 2010, we had no borrowings under our revolving credit facility or line of credit.  Our credit facility expires in September 2010.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2009 Form 10-K

Item 6.                      Exhibits

Exhibit
Number	Description

2.2	Purchase Agreement dated January 28, 2010 by and among LaQuay Holdings., Inc and Seagull Services Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 2, 2010)
3.1	Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc.
3.2	Amended and Restated Bylaws of Orion Marine Group, Inc.
4.1	Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007

31.1
Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
May 10, 2010	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
May 10, 2010	Mark R. Stauffer
Executive Vice President and Chief Financial Officer