Form 10-Q
period 2010-06-30
Orion Marine Group Inc
filed 2010-08-06
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of August 1, 2010, 26,899,455 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2010

Part I – Financial Information
Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,798	$104,736
Accounts receivable:
Trade, net of allowance of $250 and $1,203, respectively	46,724	32,819
Retainage	10,725	12,028
Other	983	922
Income taxes receivable	5,221	3,040
Note receivable	296	961
Inventory	1,461	1,472
Deferred tax asset	1,547	1,499
Costs and estimated earnings in excess of billings on uncompleted contracts	19,651	10,868
Prepaid expenses and other	1,720	1,624
Total current assets	104,126	169,969
Property and equipment, net	156,257	90,790
Goodwill	31,571	12,096
Intangible assets, net of accumulated amortization	382	248
Other assets	42	54
Total assets	$292,378	$273,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$21,271	$23,680
Retainage	1,294	1,227
Accrued liabilities	12,471	8,354
Taxes payable	125	312
Billings in excess of costs and estimated earnings on uncompleted contracts	9,393	5,636
Total current liabilities	44,554	39,209
Other long-term liabilities	660	514
Deferred income taxes	11,437	11,453
Deferred revenue	288	315
Total liabilities	56,939	51,491
Commitments and contingencies
Stockholders’ equity:
Common stock -- $0.01 par value, 50,000,000 authorized, 26,911,686 and 26,852,407 issued; 26,899,455 and 26,840,761 outstanding
at June 30, 2010 and December 31, 2009, respectively	269	268
Treasury stock, 12,231 and 11,646 shares, at cost	--	--
Additional paid-in capital	153,343	151,361
Retained earnings	81,827	70,037
Total stockholders’ equity	235,439	221,666
Total liabilities and stockholders’ equity	$292,378	$273,157

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
 (Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Contract revenues	$87,126	$70,753	$162,682	$140,793
Costs of contract revenues	67,546	51,878	127,506	107,644
Gross profit	19,580	18,875	35,176	33,149
Selling, general and administrative expenses	8,562	8,739	18,750	15,939
Income from operations	11,018	10,136	16,426	17,210
Other (income) expense
Other income	--	--	(2,176)	--
Interest income	(8)	(95)	(32)	(198)
Interest expense	18	231	24	437
Other (income) expense, net	10	136	(2,184)	239
Income before income taxes	11,008	10,000	18,610	16,971
Income tax expense	3,999	3,714	6,820	6,344
Net income	$7,009	$6,286	$11,790	$10,627

Basic earnings per share	$0.26	$0.29	$0.44	$0.49
Diluted earnings per share	$0.26	$0.28	$0.43	$0.48
Shares used to compute earnings per share:
Basic	26,889,672	21,662,219	26,875,797	21,613,969
Diluted	27,200,611	22,148,304	27,209,674	22,033,866

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
As of June 30, 2010
(Unaudited)
(In Thousands, Except Share Information)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2010	26,852,407	$268	(11,646)	$--	$151,361	$70,037	$221,666
Stock-based compensation					1,396		1,396
Exercise of stock options	55,740	1			527		528
Excess tax benefits from exercise of stock options					59		59
Issuance of restricted stock	3,539	--
Forfeiture of restricted stock			(585)	--			--

Net income	—	—			—	11,790	11,790
Balance, June 30, 2010	26,911,686	$269	(12,231)	$--	$153,343	$81,827	$235,439

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended
(Unaudited)
(In Thousands)

	June 30,	June 30,
	2010	2009
Cash flows from operating activities
Net income	$11,790	$10,627
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,136	9,908
Deferred financing cost amortization	209	126
Bad debt expense	(77)	442
Deferred income taxes	(64)	(866)
Stock-based compensation	1,396	701
Gain on sale of property and equipment	(143)	(180)
Gain on bargain purchase from acquisition of business	(2,176)	--
Excess tax benefit from stock option exercise	(59)	(1,417)
Change in operating assets and liabilities, excluding effects of businesses acquired:
Accounts receivable	(7,311)	6,384
Income tax receivable	(2,027)	3,551
Inventory	11	(790)
Note receivable	1,040	--
Prepaid expenses and other	(485)	1,477
Costs and estimated earnings in excess of billings
on uncompleted contracts	(7,281)	(340)
Accounts payable	(9,015)	(3,927)
Accrued liabilities	941	2,248
Income tax payable	(282)	--
Billings in excess of costs and estimated earnings
on uncompleted contracts	1,763	(4,249)
Deferred revenue	(27)	(28)
Net cash (used in) provided by operating activities	(2,661)	23,667
Cash flows from investing activities:
Proceeds from sale of property and equipment	228	443
Purchase of property and equipment	(16,079)	(4,745)
Acquisition of assets in Pacific Northwest	(6,653)	--
Acquisition of business (net of cash acquired)	(64,000)	--
Net cash used in investing activities	(86,504)	(4,302)
Cash flows from financing activities:
Exercise of stock options	528	1,668
Excess tax benefit from stock option exercise	59	1,417
Increase in loan costs	(360)	--
Payments on long-term debt	--	(4,159)
Net cash provided (used in) by financing activities	227	(1,074)
Net change in cash and cash equivalents	(88,938)	18,291
Cash and cash equivalents at beginning of period	104,736	25,712
Cash and cash equivalents at end of period	$15,798	$44,003
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16	$442
Taxes	$9,181	$3,658
See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended June 30, 2010
(Unaudited)
(Tabular Amounts in thousands, Except for Share and per Share Amounts)

1.  Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc., and its wholly-owned subsidiaries (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada and the Caribbean Basin.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipeline construction; marine environmental structures, mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at June 30, 2010 and December 31, 2009 consisted primarily of money market mutual funds and overnight bank deposits.

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

At June 30, 2010, 15.4% of our accounts receivable was due from a single customer, and at December 31, 2009, one customer accounted for 12.3% of total receivables. In the three and six months ended June 30, 2010, one customer generated 24.7% and 27.6% of total revenues for the period, respectively.  In the three months ended June 30, 2009, one customer generated 19.7% of total revenues, and in the six months ended June 30, 2009, two customers generated revenues in excess of 10% of total revenues,  representing 28.7% of total revenues.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of June 30, 2010 the Company’s allowance for doubtful accounts was $250,000.  At December 31, 2009, the Company had an allowance for doubtful accounts of $1.2 million.  The decrease was due to a write-off of a receivable upon settlement which had previously been fully reserved.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at June 30, 2010 totaled $10.7 million, of which $1.9 million is expected to be collected beyond 2010.  Retention at December 31, 2009 totaled $12.0 million.

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by US GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.   The Company accounts for any uncertain tax positions in accordance with the provisions of US GAAP, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.  The Company has not recorded a liability for uncertain tax positions at December 31, 2009 or June 30, 2010.

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

3.   Acquisition of T.W. LaQuay Dredging, LLC and assets purchased by Northwest Marine Construction

On January 28, 2010, the Company  purchased (a) the membership interests of T.W. LaQuay Dredging, LLC (“TWLD”), a Texas limited liability company, from LaQuay Holdings, Inc. (the “Seller”), (b) all of the issued and outstanding capital stock of Industrial Channel and Dock, Company, a Texas Corporation, and Commercial Channel and Dock Company a Texas Corporation (collectively, the “Channel and Dock Companies”), from Timothy W. LaQuay and Linda F. LaQuay (the principal shareholders of the Seller, the “Principal Shareholders”), and (c) certain parcels of real property located in Port Lavaca, Texas from the Principal Shareholders (collectively, the “Purchase Transactions”).  TWLD and its predecessor company have operated as a marine construction and dredging company in the Gulf Coast markets since 2000.  The integration of TWLD’s operations and assets have added to the Company’s dredging fleet and enhanced its presence in the Gulf Coast.  At the closing, the Company entered into a consulting agreement with Timothy and Linda LaQuay and with Charles F. Barnett for a term of one year from the Closing Date.

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

The following table summarizes the preliminary allocation of the purchase price:

Fair value of working capital items	$(4,838)
Property and equipment	$49,363
Goodwill	$19,475
Total	$64,000

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

The Company’s condensed consolidated financial statements at June 30, 2010 include results of TWLD for the period since the acquisition.  Pro-forma information is presented below as if the purchase had occurred on January 1 of each reporting period:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$87,126	$82,458	$166,482	$161,068
Income before taxes	11,008	16,840	19,062	24,677
Net income	$7,009	$10,572	$12,075	$15,452
Earnings per share:
Basic	$0.26	$0.49	$0.45	$0.71
Diluted	$0.26	$0.48	$0.44	$0.70

On February 11, 2010, the Company purchased several heavy civil marine construction equipment items including derrick barges, cranes, hammers and ancillary equipment from a private company exiting the marine construction business, for a purchase price of approximately $7.0 million.  In accordance with ASC 820, the Company recorded these assets at fair value, which was based on information derived from dealer markets, known transactions, and availability in the marketplace.  The Company’s preliminary valuation of these assets  is approximately $9.2 million, which resulted in a gain of approximately $2.2 million.  The Company is still in the process of finalizing its purchase price allocation to these assets.   Pro forma information is not presented, as the Company’s purchase of assets was limited to items of equipment.

4.  Contracts in Progress

Contracts in progress are as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$299,185	$235,175
Estimated earnings	90,981	61,486
	390,166	296,661
Less: Billings to date	(379,908)	(291,429)
	$10,258	$5,232
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$19,651	$10,868
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,393)	(5,636)
	$10,258	$5,232

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

5.  Property and Equipment

The following is a summary of property and equipment at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Automobiles and trucks	$1,859	$1,409
Building and improvements	13,026	12,832
Construction equipment	128,529	92,230
Dredges and dredging equipment	46,952	44,912
Office equipment	2,987	2,460
	193,353	153,843
Less: accumulated depreciation	(91,078)	(82,671)
Net book value of depreciable assets	102,275	71,172
Construction in progress	44,628	14,389
Land	9,354	5,229
	$156,257	$90,790

For the three months ended June 30, 2010 and 2009, depreciation expense was $4.6 million and $3.8 million, respectively.  Depreciation expense for  the six month period ended June 30, 2010 and 2009 was $9.1 million and $7.6 million, respectively.  The assets of the Company are pledged as collateral for the Company’s credit facility.

6.  Inventory

Inventory at June 30, 2010 and December 31, 2009, of $1.5 million in each period consists of spare parts and small equipment held for use in the ordinary course of business.

7.  Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payable and other current liabilities approximate their fair values. We have a note receivable in the amount of $296,000 from a customer.  Due to the short-term payment schedule, we believe that the carrying value of the note receivable approximates its fair value.

8.  Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Beginning balance, January 1……………...	$12,096	$12,096
Additions…………………………………	19,475	--
Ending balance……………..	$31,571	$12,096

Intangible assets
The Company’s intangible assets consists primarily of non-compete agreements, which amortize over the next 12 months.  The Company is continuing to identify and evaluate intangible assets, if any, related to the TWLD acquisition.

9.  Long-term Debt and Line of Credit

On June 29, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and bookrunner; and the lenders from time to time as party thereto.

The Credit Agreement provides for borrowings of up to $75,000,000 under revolving and swingline loans (as defined in the Credit Agreement) with a $20,000,000 sublimit for the issuance of letters of credit.  An additional $25 million is available under the facility subject to the lenders’ discretion (together, the “Credit Facility”).  The Credit Facility matures on June 30, 2013, and is guaranteed by the subsidiaries of the Company.  The Credit Facility may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes.

Revolving loans may be designated as prime rate based loans (“ABR Loans”) or Eurodollar Loans, at the Company’s request, and may be made in integrals of $500,000, in the case of an ABR Loan, or $1,000,000 in the case of a Eurodollar Loan.   Swingline loans may only be designated as ABR Loans, and may be made in amounts equal to integral multiples of $100,000.  The Company may convert, change or modify such designations from time to time.  Interest is computed based on the designation of the Loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the Credit Facility may be re-borrowed.

The Credit Facility contains certain restrictive financial covenants that are usual and customary for similar transactions, including;
•	A Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 at all times;
•	A Leverage Ratio of not greater than 2.50 to 1.00 at all times;
•
A minimum Net Worth of not less than $180 million on the effective date, and at the end of each fiscal quarter thereafter, minimum net worth required as of the end of the immediately preceding fiscal quarter plus 50% of the Borrower’s and its subsidiaries consolidated net income for that quarter, plus 75% of all issuances of equity interests by Borrower during that quarter.

In addition, the Credit Facility contains events of default that are usual and customary for similar transactions, including non-payment of principal, interest or fees; inaccuracy of representations and warranties; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of June 30, 2010, no amounts had been drawn under the Credit Facility.

At June 30, 2010, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $910,000.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

10.  Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended June 30, 2010 and 2009 was 36.3% and 37.1%, respectively, and differed from the Company’s statutory rate primarily due to state income taxes, the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on its federal tax return, which net effect increased the overall effective tax rate.

	Current	Deferred	Total
Three months ended June 30, 2010:
U.S. Federal	$3,895	$36	$3,931
State and local	58	10	68
	$3,953	$46	$3,999
Three months ended June 30, 2009:
U.S. Federal	$3,928	$(490)	$3,438
State and local	247	29	276
	$4,175	$(461)	$3,714

	Current	Deferred	Total
Six months ended June 30, 2010:
U.S. Federal	$6,819	$(76)	$6,743
State and local	65	12	77
	$6,884	$(64)	$6,820
Six months ended June 30, 2009:
U.S. Federal	$6,779	$(928)	$5,851
State and local	431	62	493
	$7,210	$(866)	$6,344

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to June 30, 2011.

11.  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic:
Weighted average shares outstanding	26,889,672	21,662,219	26,875,797	21,613,969

Diluted:
Total basic weighted average shares outstanding	26,889,672	21,662,219	26,875,797	21,613,969
Effect of dilutive securities:
Common stock options	310,939	486,085	333,877	419,897
Total weighted average shares outstanding assuming dilution	27,200,611	22,148,304	27,209,674	22,033,866

Anti-dilutive stock options	260,811	187,621	260,811	491,957
Shares of common stock issued from the exercise of stock options	27,422	357,217	55,740	357,217

12.  Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s two stock incentive plans.  In general, the plans provide for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but generally are 10 years.  Options generally vest over a three to five year period.  Total shares of common stock that may be delivered under these plans may not exceed 2,943,946.

Compensation expense related to stock options  for the three month period ended June 30, 2010 and 2009, was $623,000 and $349,000, respectively; and for the six month period was $1.4 million and $700,000 in 2010 and 2009, respectively.  In March 2010, the Company granted options to purchase 3,879 shares of common stock and used the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The option awards granted in March 2010 used the following assumptions:

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

During the three and six months ended June 30, 2010, the Company received proceeds of approximately $206,000 and $528,000 from the exercise of 27,422 and 55,740 stock options, respectively.  Proceeds received by the Company for the exercise of stock options for the three and six months ended June 30, 2009 was $1.7 million.

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

The Company was named as one of a substantial number of defendants in numerous individual claims and lawsuits brought by the residents and landowners of New Orleans, Louisiana and surrounding areas in the United States District Court for the Eastern District of Louisiana. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, (E.D. La,), which was instituted in late 2005. While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions. The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages. The Corps of Engineers contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. In accordance with a decision (In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, "Order and Reasons," March 9, 2007 (E.D. La, 2007)), we believe that we have no liability under these claims unless we deviated from our contracted scope of work on a project. In June of 2007, however, the plaintiffs filed two separate appeals of this decision to the United States Court of Appeals for the Fifth Circuit, where on November 25, 2009 a portion of the decision of the trial court was affirmed.  The other portion, for claims in Limitation Actions, remains pending.

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

The following table represents concentrations of revenue by type of customer for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,				Six months ended June 30,
	2010	%	2009	%	2010	%	2009	%
Federal……..	$27,116	31%	$14,885	21%	$54,992	34%	$28,058	20%
State………..	8,721	10%	6,480	9%	16,001	10%	15,387	11%
Local……….	14,859	17%	21,050	30%	27,782	17%	35,627	25%
Private………	36,430	42%	28,338	40%	63,907	39%	61,721	44%
	$87,126	100%	$70,753	100%	$162,682	100%	$140,793	100%

Revenues generated from projects located in the Caribbean Basin totaled 7% of total revenues in each of the three and six months ended June 30, 2010.  Revenues generated from projects located in the Caribbean Basin totaled 9.1% and 4.1% of total revenues for the three and six months ended June 30, 2009.

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

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2009 audited consolidated financial statements and notes thereto included in its 2009 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Form 10-K  and with our unaudited financial statements and related notes appearing elsewhere in this quarterly report.

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada, and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 58% of our revenue in the three months ended June 30, 2010, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

Our contracts are obtained primarily through competitive bidding by federal, state and local agencies and through negotiation with private parties. Our bidding activity is affected by such factors as backlog, current utilization of equipment and other resources, ability to obtain necessary surety bonds and competitive considerations. The timing and location of awarded contracts may result in unpredictable fluctuations in the results of our operations.

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

Recent Developments.  In the first quarter of 2010, we continued to execute our growth strategy through the acquisition of Texas-based TW LaQuay Dredging, LLC (“TWLD”), a specialty dredging service provider that focuses on near shore dredging projects, and we established a base to serve the Pacific Northwest and West Coast through the purchase of marine equipment, including derrick barges, cranes, hammers and ancillary items.  These acquisitions, along with our continued investment in specialized equipment to enhance our lift capabilities and expand our fleet, were funded with the proceeds generated from our common stock offering in 2009.

Outlook.  We continue to see strong bidding activity in our end markets and geographic areas.  Sources of bid opportunities available to us include:
•	Port infrastructure, including Gulf Coast and Southeast Atlantic ports, which are expected to continue with expansion plans and rehabilitation projects.
•	Bridge maintenance, alterations, and construction, which should be a priority for states, with funding from highway transportation programs.
•	Bid activity and funding from the US Army Corps of Engineers.
•	Opportunities with regard to hurricane protection and coastal restoration.

Competition in the East Coast construction market has remained elevated and has impacted our ability to secure projects through pressure on contract pricing in this region.  In addition, the cost of certain materials has recently declined, which may also reduce the contract value of future projects on which we choose to bid.

Consolidated Results of Operations

Three months ended June 30, 2010 compared with three months ended June 30, 2009

	Three months ended June 30,
	2010		2009

	Amount	Percent	Amount	Percent
Contract revenues	$87,126	100.0%	$70,753	100.0%
Cost of contract revenues	67,546	77.5	51,878	73.3
Gross profit	19,580	22.5	18,875	26.7
Selling, general and administrative expenses	8,562	9.8	8,739	12.4
Operating income	11,018	12.6	10,136	14.3
Interest (income) expense

Interest (income)	(8)	(0.0)	(95)	(0.1)
Interest expense	18	0.0	231	0.3
Interest expense, net	10	0.0	136	0.2
Income before income taxes	11,008	12.6	10,000	14.1
Income tax expense	3,999	4.6	3,714	5.2
Net income	$7,009	8.0%	$6,286	8.9%

Contract Revenues. Revenues for the three months ended June 30, 2010 increased approximately 23.1% as compared with the same period last year, and was attributable, in part, to the integration of the TWLD assets and personnel into the Company.    Contract revenue generated from public agencies, including federal, state and local municipalities, represented 58% of total revenues in the second quarter of 2010, with the private sector generating 42%, as compared with the second quarter of 2009, when the mix of customers included 60% from the public agencies and 40% from the private sector.  Revenues generated from projects in the Caribbean Basin represented 7% of total revenue, as compared with 9% in the second quarter of 2009.

Gross Profit.   Gross profit increased approximately $700,000, or 3.7%, in the second quarter of 2010 as compared with the corresponding period last year.  The improvement in gross profit was due primarily to the increase in revenues.  Gross margin, as a percentage of revenue, was 22.5% for the second quarter of 2010, a decrease compared with 26.7% in the prior year period.  In the three months ended June 30, 2010, our self-performance was approximately 85.4% of total cost of revenue, as compared with a self-performance rate of 90% in the second quarter of 2009, resulting from the scope of work in the mix of contracts between periods.

Selling, General and Administrative Expense. Selling, general and administrative expenses (“SG&A”) totaled $8.6 million, a decrease of approximately $177,000 as compared with the second quarter of 2009. In the prior year period, the Company recorded amortization of intangible assets related to the acquisition of assets in February 2008 of approximately $1.0 million, and increased its reserve for doubtful accounts due to be bankruptcy filing of a customer in the second quarter of 2009 by $400,000.  Excluding these expenses, which did not reoccur in 2010, SG&A increased compared to the prior year due to additional overheads to support our business growth.  SG&A expense as a percent of revenue in the second quarter of 2010 was 9.8%, as compared with 12.4% in the second quarter of 2009.  The decrease was due primarily to revenue growth.

Income Tax Expense  Our effective rate for the three months ended June 30, 2010 and 2009 was 36.3% and 37.1%, respectively, and differed from the Company’s statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on our federal tax return, which net effect increased our overall effective tax rate.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

	Six months ended June 30,
	2010		2009

	Amount	Percent	Amount	Percent
Contract revenues	$162,682	100.0%	$140,793	100.0%
Cost of contract revenues	127,506	78.4	107,644	76.4
Gross profit	35,176	21.6	33,149	23.5
Selling, general and administrative expenses	18,750	11.5	15,939	11.3
Operating income	16,426	10.1	17,210	12.2
Other (income) expense
Other income	(2,176)	(1.3)	--	0.0
Interest (income)	(32)	(0.0)	(198)	(0.1)
Interest expense	24	0.0	437	0.3
Other (income) expense, net	(2,184)	(1.3)	239	0.2
Income before income taxes	18,610	11.4	16,971	12.1
Income tax expense	6,820	4.2	6,344	4.5
Net income	$11,790	7.2%	$10,627	7.6%

Contract Revenues. Revenues for the six months ended June 30, 2010 increased approximately $21.9 million, or 15.5% as compared with the same period last year, and was attributable, in part, to the integration of the TWLD assets and personnel into the Company.  Contract revenue generated from public agencies, including federal, state and local municipalities, represented 61% of total revenues in the first six months of 2010, with the private sector generating 39%, as compared with the prior year period, when the mix of customers included 56% from the public agencies and 44% from the private sector.

Gross Profit.   Gross profit increased approximately $2.0 million, or 6.1%, in the first half of 2010 as compared with the corresponding period last year.  The improvement in gross profit was due primarily to the increase in revenues.  Gross margin for the six months ended June 30, 2010 was 21.5%, as compared with 23.5% in the prior year period.  The decrease in margins was due primarily to the use of outside subcontractors resulting from the scope of work in the mix of contracts between periods.

Selling, General and Administrative Expense. SG&A expenses increased approximately $2.8 million between comparable periods.  Costs related to the acquisitions in the first quarter of 2010 totaled approximately $1.7 million.  Outside these acquisition related expenses, SG&A increased due to additional overheads to support our business growth.

Other Income, net of Other Expense.  The Company recognized a gain of approximately $2.2 million on the preliminary valuation of the bargain purchase of assets acquired in February, 2010.

Income Tax Expense  Our effective rate for the six months ended June 30, 2010 and 2009 was 36.6% and 37.4%, respectively, and differed from the Company’s statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on our federal tax return, which net effect increased our overall effective tax rate.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2010, our working capital was $59.6 million.  This compares with $130.8 million at December 31, 2009, of which $55.3 million was related to the balance of the proceeds received from the sale of common stock in August 2009. The decrease was due to funds used in the acquisition of TWLD and to the purchase of marine construction assets in the Pacific Northwest, which were funded entirely through cash on hand.

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

The following table provides information regarding our cash flows and capital expenditures for the six months ended June 30, 2010 and 2009 (unaudited):

	Six months ended June 30,
	2010	2009
Cash flows (used in) provided by operating activities………………………	$(2,661)	$23,667
Cash flows used in investing activities………………………………………	$(86,504)	$(4,302)
Cash flows provided by (used in) financing activities……………………….	$227	$(1,074)

Operating Activities. During the six months ended June 30, 2010, our operations used approximately $2.7 million in cash, which resulted primarily from payments to vendors for material purchases, which could not be correspondingly billed to customers until installation, and is related to the mix of contracts in progress.  Changes in non-cash items included an increase in non-cash stock-based compensation related to grants in 2009, offset by the gain on the fair value in excess of the purchase price of assets acquired during the period.

Investing Activities. In January 2010, we purchased the membership interest of TWLD for $60.0 million with an additional $4.0 million held in escrow, all or part of which is payable to the seller as a result of an increase in the purchase price by the amount of any additional taxes arising from the allocation of the purchase price in accordance with U.S. Internal Revenue Code.  In February 2010, we purchased marine equipment totaling approximately $7.0 million.  In addition, we added to our capital assets by approximately $16.1 million to enhance our lift capabilities and expand our fleet.

Financing Activities. In the six months ended June 30, 2010, we received proceeds from stock option exercises, including related tax benefits of $587,000. This was offset in part by an increase in amortizable loan costs incurred in conjunction with the new credit facility.  In the six months ended June 30, 2009, we paid down our principal balances on our credit facility, which effect was largely offset by exercises of employee stock options and the related tax benefits .

Sources of Capital

On June 29, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and bookrunner; and the lenders from time to time as party thereto.

The Credit Agreement provides for borrowings of up to $75,000,000 under revolving and swingline loans (as defined in the Credit Agreement) with a $20,000,000 sublimit for the issuance of letters of credit.  An additional $25 million is available under the facility subject to the lenders’ discretion (together, the “Credit Facility”).  The Credit Facility matures on June 30, 2013, and is guaranteed by the subsidiaries of the Company.  The Credit Facility may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes.

Revolving loans may be designated as prime rate based loans (“ABR Loans”) or Eurodollar Loans, at the Company’s request, and may be made in integrals of $500,000, in the case of an ABR Loan, or $1,000,000 in the case of a Eurodollar Loan.   Swingline loans may only be designated as ABR Loans, and may be made in amounts equal to integral multiples of $100,000.  The Company may convert, change or modify such designations from time to time.  Interest is computed based on the designation of the Loans, and bear interest at either a prime-based interest rate or a LIBO-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the Credit Facility may be re-borrowed.

The Credit Facility contains certain restrictive financial covenants that are usual and customary for similar transactions, including;
•	A Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 at all times;
•	A Leverage Ratio of not greater than 2.50 to 1.00 at all times;
•
A minimum Net Worth of not less than $180 million on the effective date, and at the end of each fiscal quarter thereafter, minimum net worth required as of the end of the immediately preceding fiscal quarter plus 50% of the Borrower’s and its subsidiaries consolidated net income for that quarter, plus 75% of all issuances of equity interests by Borrower during that quarter.

In addition, the Credit Facility contains events of default that are usual and customary for similar transactions, including non-payment of principal, interest or fees; inaccuracy of representations and warranties; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of June 30, 2010, no amounts had been drawn under the Credit Facility.

At June 30, 2010, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $910,000.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At June 30, 2010, we believe our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $125 million in surety bonds outstanding.  During the quarter ended June 30, 2010, approximately 58% of projects, measured by revenue, required us to post a bond.

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

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk.  In the normal course of business, our results of operations are subject to risks related to fluctuations in commodity prices and fluctuations in interest rates.

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

Interest rate risk
At June 30, 2010, we had no borrowings under our credit facility.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
August 6, 2010	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
August 6, 2010	Mark R. Stauffer
Executive Vice President and Chief Financial Officer