Form 10-Q
period 2010-11-04
Orion Marine Group Inc
filed 2010-11-05
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 1, 2010, 26,899,679 shares of the Registrant’s common stock, $0.01 par value were outstanding.

TOP

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2010

Part I – Financial Information
Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$28,600	$104,736
Accounts receivable:
Trade, net of allowance of $0 and $1,203, respectively	37,298	32,819
Retainage	9,458	12,028
Other	1,589	922
Income taxes receivable	3,025	3,040
Note receivable	121	961
Inventory	2,355	1,472
Deferred tax asset	1,798	1,499
Costs and estimated earnings in excess of billings on uncompleted contracts	29,201	10,868
Prepaid expenses and other	604	1,624
Total current assets	114,049	169,969
Property and equipment, net	160,248	90,790
Goodwill	31,161	12,096
Intangible assets, net of accumulated amortization	396	248
Other assets	37	54
Total assets	$305,891	$273,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$27,303	$23,680
Retainage	1,310	1,227
Accrued liabilities	14,759	8,354
Taxes payable	301	312
Billings in excess of costs and estimated earnings on uncompleted contracts	6,114	5,636
Total current liabilities	49,787	39,209
Other long-term liabilities	729	514
Deferred income taxes	12,084	11,453
Deferred revenue	274	315
Total liabilities	62,874	51,491
Commitments and contingencies
Stockholders’ equity:
Common stock -- $0.01 par value, 50,000,000 authorized, 26,911,910 and 26,852,407 issued; 26,899,679 and 26,840,761 outstanding at September 30, 2010 and December 31, 2009, respectively	269	268
Treasury stock, 12,231 and 11,646 shares, at cost	--	--
Additional paid-in capital	153,823	151,361
Retained earnings	88,925	70,037
Total stockholders’ equity	243,017	221,666
Total liabilities and stockholders’ equity	$305,891	$273,157

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
 (Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Contract revenues	$100,024	$81,466	$262,706	$222,259
Costs of contract revenues	81,594	65,468	209,100	173,112
Gross profit	18,430	15,998	53,606	49,147
Selling, general and administrative expenses	6,970	7,699	25,720	23,638
Income from operations	11,460	8,299	27,886	25,509
Other (income) expense
Other income	--	--	(2,176)	--
Interest income	(11)	(78)	(43)	(275)
Interest expense	68	88	92	524
Other (income) expense, net	57	10	(2,127)	249
Income before income taxes	11,403	8,289	30,013	25,260
Income tax expense	4,305	2,892	11,125	9,236
Net income	$7,098	$5,397	$18,888	$16,024

Basic earnings per share	$0.26	$0.22	$0.70	$0.71
Diluted earnings per share	$0.26	$0.22	$0.70	$0.70
Shares used to compute earnings per share:
Basic	26,899,591	24,241,749	26,883,815	22,485,770
Diluted	27,094,326	24,678,251	27,165,987	22,896,150

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2010
(Unaudited)
(In Thousands, Except Share Information)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2010	26,852,407	$268	(11,646)	$--	$151,361	$70,037	$221,666
Stock-based compensation					1,876		1,876
Exercise of stock options	55,964	1			527		528
Excess tax benefits from exercise of stock options					59		59
Issuance of restricted stock	3,539	--			--		--
Forfeiture of restricted stock			(585)	--			--

Net income	—	—			—	18,888	18,888
Balance, September 30, 2010	26,911,910	$269	(12,231)	$--	$153,823	$88,925	$243,017

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended
(Unaudited)
(In Thousands)
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$18,888	$16,024
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	14,061	14,712
Deferred financing cost amortization	231	189
Bad debt expense	(328)	442
Deferred income taxes	332	(1,226)
Stock-based compensation	1,876	1,059
Gain on sale of property and equipment	(357)	(245)
Gain on bargain purchase from acquisition of business	(2,176)	--
Excess tax benefit from stock option exercise	(59)	(1,456)
Change in operating assets and liabilities, excluding effects of businesses acquired:
Accounts receivable	3,100	(4,956)
Income tax receivable	75	3,276
Inventory	(883)	(1,006)
Note receivable	1,214	(765)
Prepaid expenses and other	637	1,386
Costs and estimated earnings in excess of billings
on uncompleted contracts	(16,831)	(1,866)
Accounts payable	(2,967)	7,594
Accrued liabilities	3,633	3,551
Income tax payable	(10)	353
Billings in excess of costs and estimated earnings
on uncompleted contracts	(1,516)	(6,264)
Deferred revenue	(41)	(42)
Net cash provided by operating activities	18,879	30,760
Cash flows from investing activities:
Proceeds from sale of property and equipment	526	673
Purchase of property and equipment	(25,071)	(8,389)
Acquisition of assets in Pacific Northwest	(6,653)	--
Acquisition of business (net of cash acquired)	(64,000)	--
Net cash used in investing activities	(95,198)	(7,716)
Cash flows from financing activities:
Exercise of stock options	528	1,876
Excess tax benefit from stock option exercise	59	1,456
Proceeds from the sale of common stock	--	91,345
Expenses from the sale of common stock	--	(324)
Increase in loan costs	(404)	--
Payments on long-term debt	--	(34,125)
Net cash provided by financing activities	183	60,228
Net change in cash and cash equivalents	(76,136)	83,272
Cash and cash equivalents at beginning of period	104,736	25,712
Cash and cash equivalents at end of period	$28,600	$108,984
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$84	$539
Taxes	$10,696	$6,831
See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at September 30, 2010 and December 31, 2009 consisted primarily of money market mutual funds and overnight bank deposits.

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

At September 30, 2010, 10.2% of our accounts receivable was due from a single customer, and at December 31, 2009, one customer accounted for 12.3% of total receivables. In the three months ended September 30, 2010 two customers generated 47.5% of total revenue(34.6% and 12.9%, respectively).  In the three months ended September 30, 2009, one customer generated 13.7% of total revenues for the period.  In the nine months ended September 30, 2010 and 2009, one customer generated 30.3% and 14.5% of total revenues, respectively.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of September 30, 2010 the Company did not have an allowance for doubtful accounts.  At December 31, 2009, the Company had an allowance for doubtful accounts of $1.2 million.  The decrease was due to a write-off of a receivable upon settlement which had previously been fully reserved, as well as collection of a previously reserved receivable.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at September 30, 2010 totaled $9.5 million, of which $0.3 million is expected to be collected beyond 2010.  Retention at December 31, 2009 totaled $12.0 million.

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by US GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.   The Company accounts for any uncertain tax positions in accordance with the provisions of US GAAP, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.  The Company has not recorded a liability for uncertain tax positions at December 31, 2009 or September 30, 2010.

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

3.   Acquisition of T.W. LaQuay Dredging, LLC and assets purchased by Northwest Marine Construction

On January 28, 2010, the Company  purchased (a) the membership interests of T.W. LaQuay Dredging, LLC (“TWLD”), a Texas limited liability company, from LaQuay Holdings, Inc. (the “Seller”), (b) all of the issued and outstanding capital stock of Industrial Channel and Dock Company, a Texas Corporation, and Commercial Channel and Dock Company, a Texas Corporation (collectively, the “Channel and Dock Companies”), from Timothy W. LaQuay and Linda F. LaQuay (the principal shareholders of the Seller, the “Principal Shareholders”), and (c) certain parcels of real property located in Port Lavaca, Texas from the Principal Shareholders (collectively, the “Purchase Transactions”).  TWLD and its predecessor company have operated as a marine construction and dredging company in the Gulf Coast markets since 2000.  The integration of TWLD’s operations and assets have added to the Company’s dredging fleet and enhanced its presence in the Gulf Coast.  At the closing, the Company entered into a consulting agreement with Timothy and Linda LaQuay and with Charles F. Barnett for a term of one year from the Closing Date.

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

The following table summarizes the preliminary allocation of the purchase price:

Fair value of working capital items	$(4,067)
Property and equipment	$49,002
Goodwill	$19,065
Total	$64,000

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

The Company’s condensed consolidated financial statements at September 30, 2010 include results of TWLD for the period since the acquisition.  Pro-forma information is presented below as if the purchase had occurred on January 1 of each reporting period:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$100,024	$90,683	$266,507	$251,751
Income before taxes	11,403	9,577	30,465	34,253
Net income	$7,098	$6,277	$19,172	$21,729
Earnings per share:
Basic	$0.26	$0.26	$0.71	$0.97
Diluted	$0.26	$0.25	$0.71	$0.95

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

4.  Contracts in Progress

Contracts in progress are as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$314,227	$235,175
Estimated earnings	93,152	61,486
	407,379	296,661
Less: Billings to date	(384,292)	(291,429)
	$23,087	$5,232
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,201	$10,868
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,114)	(5,636)
	$23,087	$5,232

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

5.  Property and Equipment

The following is a summary of property and equipment at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Automobiles and trucks	$1,950	$1,409
Building and improvements	13,026	12,832
Construction equipment	135,434	92,230
Dredges and dredging equipment	66,599	44,912
Office equipment	3,144	2,460
	220,153	153,843
Less: accumulated depreciation	(95,515)	(82,671)
Net book value of depreciable assets	124,638	71,172
Construction in progress	26,256	14,389
Land	9,354	5,229
	$160,248	$90,790

For the three months ended September 30, 2010 and 2009, depreciation expense was $4.9 million and $4.0 million, respectively.  Depreciation expense for the nine month periods ended September 30, 2010 and 2009 was $14.0 million and $11.7 million, respectively.  The assets of the Company are pledged as collateral for the Company’s credit facility.

6.  Inventory

Inventory at September 30, 2010 and December 31, 2009, of $2.4 million  and $1.5 million, respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

7.  Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payable and other current liabilities approximate their fair values. We have a note receivable in the amount of $121,000 from a customer.  Due to the short-term payment schedule, we believe that the carrying value of the note receivable approximates its fair value.

8.  Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Beginning balance, January 1……………...	$12,096	$12,096
Additions………………………………..…	19,065	--
Ending balance……………………….…....	$31,161	$12,096

 Intangible assets
The Company’s intangible assets consists primarily of non-compete agreements, which amortize over the next 6 months.  The Company is continuing to identify and evaluate intangible assets, if any, related to the TWLD acquisition.

9.  Long-term Debt and Line of Credit

On June 29, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and bookrunner; and the lenders from time to time as party thereto.

The Credit Agreement provides for borrowings of up to $75,000,000 under revolving and swingline loans (as defined in the Credit Agreement) with a $20,000,000 sublimit for the issuance of letters of credit.  An additional $25 million is available under the facility subject to the lenders’ discretion (together, the “Credit Facility”).  The Credit Facility matures on September 30, 2013, and is guaranteed by the subsidiaries of the Company.  The Credit Facility may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes.

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

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of September 30, 2010, no amounts had been drawn under the Credit Facility.

At September 30, 2010, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $979,221.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

10.  Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended September 30, 2010 and 2009 was 37.8% and 34.9%, respectively, and for the nine month periods was 37.1% and 36.6%, respectively.  The effective rate in the current year period differed from the Company’s statutory rate primarily due to state income taxes, the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on its federal tax return, which net effect increased the overall effective tax rate.

	Current	Deferred	Total
Three months ended September 30, 2010:
U.S. Federal	$3,752	$328	$4,080
State and local	158	67	225
	$3,910	$395	$4,305
Three months ended September 30, 2009:
U.S. Federal	$3,009	$(58)	$2,951
State and local	248	(307)	(59)
	$3,257	$(365)	$2,892

	Current	Deferred	Total
Nine months ended September 30, 2010:
U.S. Federal	$10,570	$253	$10,823
State and local	223	79	302
	$10,793	$332	$11,125
Nine months ended September 30, 2009:
U.S. Federal	$9,786	$(986)	$8,800
State and local	676	(240)	436
	$10,462	$(1,226)	$9,236

The Company does not believe that its uncertain tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to September 30, 2011.

11.  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic:
Weighted average shares outstanding	26,899,591	24,241,749	26,883,815	22,485,770

Diluted:
Total basic weighted average shares outstanding	26,899,591	24,241,749	26,883,815	22,485,770
Effect of dilutive securities:
Common stock options	194,735	436,502	282,172	410,380
Total weighted average shares outstanding assuming dilution	27,094,326	24,678,251	27,165,987	22,896,150

Anti-dilutive stock options	539,351	26,677	283,340	209,848
Shares of common stock issued from the exercise of stock options	224	17,981	55,964	375,198

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

Compensation expense related to stock options  for the three month period ended September 30, 2010 and 2009, was $481,000 and $350,000, respectively; and for the nine month period was $1.9 million and $1.1 million in 2010 and 2009, respectively.  In the nine months ended September 30, 2010, the Company granted options to purchase 6,481 shares of common stock and used the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The option awards granted in 2010 used the following weighted average assumptions:

Expected life of options	4 years
Expected volatility	57.5%
Risk-free interest rate	1.50%
Dividend yield	0.0%
Grant date fair value	$7.41

In March 2010, 3,539 shares of common stock were granted to certain employees of the Company.  These shares are restricted from sale until vesting requirements are fulfilled, which vesting is over a period of three years from the date of grant.  Compensation expense to be recorded over the three year vesting period is approximately $63,000.

During the three and nine months ended September 30, 2010, the Company received proceeds of approximately $1,000 and $528,000 from the exercise of 224 and 55,964 stock options, respectively.  Proceeds received by the Company for the exercise of stock options for the three and nine months ended September 30, 2009 was $208,000 and $1.9 million, respectively.

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

The Company was named as one of a substantial number of defendants in numerous individual claims and lawsuits brought by the residents and landowners of New Orleans, Louisiana and surrounding areas in the United States District Court for the Eastern District of Louisiana. These suits have been classified as a subcategory of suits under the more expansive proceeding, In re Canal Breaches Consolidation Litigation, Civil Action No: 05-4182, (E.D. La,), which was instituted in late 2005. While not technically class actions, the individual claims and lawsuits are being prosecuted in a manner similar to that employed for federal class actions. The claims are based on flooding and related damage from Hurricane Katrina. In general, the claimants state that the flooding and related damage resulted from the failure of certain aspects of the levee system constructed by the Corps of Engineers, and the claimants seek recovery of alleged general and special damages. The Corps of Engineers contracted with various private dredging companies, including us, to perform maintenance dredging of the waterways. On October 15, 2010, the United States Court of Appeals for the Fifth Circuit affirmed the lower court’s decision and dismissed the claimants’ suit against us and all defendant dredgers.

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

The following table represents concentrations of revenue by type of customer for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,				Nine months ended September 30,
	2010	%	2009	%	2010	%	2009	%
Federal……..	$45,135	45%	$8,316	10%	$100,127	38%	$36,373	17%
State………..	10,363	10%	2,946	4%	26,364	10%	20,158	9%
Local……….	4,627	5%	28,628	35%	32,409	12%	65,009	29%
Private………	39,899	40%	41,576	51%	103,806	40%	100,719	45%
	$100,024	100%	$81,466	100%	$262,706	100%	$222,259	100%

Revenues generated from projects located in the Caribbean Basin totaled 5% of total revenues in the three months ended September 30, 2010, as compared with 18.5% in the comparable period last year.  For the nine months ended September 30, 2010 and 2009, revenues generated from projects located in the Caribbean Basin totaled 6.2% and 14.6% of total revenues, respectively.

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

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada, and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 60% of our revenue in the three months ended September 30, 2010, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Consolidated Results of Operations

Three months ended September 30, 2010 compared with three months ended September 30, 2009

	Three months ended September 30,
	2010		2009

	Amount	Percent	Amount	Percent
Contract revenues	$100,024	100.0%	$81,466	100.0%
Cost of contract revenues	81,594	81.6	65,468	80.4
Gross profit	18,430	18.4	15,998	19.6
Selling, general and administrative expenses	6,970	7.0	7,699	9.4
Operating income	11,460	11.5	8,299	10.2
Interest (income) expense

Interest (income)	(11)	(0.0)	(78)	(0.0)
Interest expense	68	0.1	88	0.1
Interest expense, net	57	0.1	10	0.1
Income before income taxes	11,403	11.4	8,289	10.1
Income tax expense	4,305	4.2	2,892	3.5
Net income	$7,098	7.2%	$5,397	6.6%

Contract Revenues. Revenues for the three months ended September 30, 2010 increased approximately 22.8% as compared with the same period last year, and was attributable, to the integration of the TWLD assets and personnel into the Company as well as the mix of contracts in the year.    Contract revenue generated from public agencies, including federal, state and local municipalities, represented 60% of total revenues in the third quarter of 2010, with the private sector generating 40%, as compared with the third quarter of 2009, when the mix of customers included 49% from the public agencies and 51% from the private sector.  Revenues generated from projects in the Caribbean Basin represented 5% of total revenue, as compared with 18.5% in the third quarter of 2009.

Gross Profit.   Gross profit increased approximately $2.4 million, or 15.2%, in the third quarter of 2010 as compared with the corresponding period last year.  The improvement in gross profit was due primarily to the increase in revenues.  Gross margin, as a percentage of revenue, was 18.4% for the third quarter of 2010, a decrease compared with 19.6% in the prior year period, due to a self-performance rate in the three months ended September 30, 2010, of approximately 79.0% of total cost of revenue, as compared with a self-performance rate of 83.3% in the third quarter of 2009, resulting from the mix of contracts between periods.

Selling, General and Administrative Expense. Selling, general and administrative expenses (“SG&A”) totaled $7.0 million, a decrease of approximately $729,000 as compared with the third quarter of 2009, principally due from amortization of intangible assets in the prior year period of approximately $687,000.  SG&A expense as a percent of revenue in the third quarter of 2010 was 7.0%, as compared with 9.4% in the third quarter of 2009.  The decrease was due primarily to the growth in revenue without a corresponding increase in overheads.

Income Tax Expense  Our effective rate for the three months ended September 30, 2010 was 37.8%, and differed from the Company’s statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on our federal tax return, which net effect increased our overall effective tax rate. In the three month period ended September 30, 2009, tax benefits related to option exercises reduced the overall effective rate to 34.9%.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

	Nine months ended September 30,
	2010		2009

	Amount	Percent	Amount	Percent
Contract revenues	$262,706	100.0%	$222,259	100.0%
Cost of contract revenues	209,100	79.6	173,112	77.9
Gross profit	53,606	20.4	49,147	22.1
Selling, general and administrative expenses	25,720	9.8	23,638	10.6
Operating income	27,886	10.6	25,509	11.5
Other (income) expense
Other income	(2,176)	(0.8)	--	0.0
Interest (income)	(43)	(0.0)	(274)	(0.1)
Interest expense	92	0.0	525	0.2
Other (income) expense, net	(2,127)	(0.8)	249	0.1
Income before income taxes	30,013	11.4	25,260	11.4
Income tax expense	11,125	4.2	9,236	4.2
Net income	$18,888	7.2%	$16,024	7.2%

Contract Revenues. Revenues for the nine months ended September 30, 2010 increased approximately $40.5 million, or 18.2% as compared with the same period last year, and was attributable, in part, to the integration of the TWLD assets and personnel into the Company and the progress schedules of the mix of contracts between periods.  Contract revenue generated from public agencies, including federal, state and local municipalities, represented 60% of total revenues in the first nine months of 2010, with the private sector generating 40%, as compared with the prior year period, when the mix of customers included 55% from the public agencies and 45% from the private sector.

Gross Profit.   Gross profit increased approximately $4.5 million, or 9.1%, in the first nine months of 2010 as compared with the corresponding period last year.  The improvement in gross profit was due primarily to the increase in revenues.  Gross margin for the nine months ended September 30, 2010 was 20.4%, as compared with 22.1% in the prior year period.  The decrease in margins was due primarily to the use of outside subcontractors resulting from the mix of contracts between periods.

Selling, General and Administrative Expense. SG&A expenses increased approximately $2.1 million between comparable periods.  Costs related to the acquisitions in the first quarter of 2010 totaled approximately $1.7 million.  Outside these acquisition related expenses, SG&A increased due to additional overheads to support our business growth.

Other Income, net of Other Expense.  The Company recognized a gain of approximately $2.2 million on the preliminary valuation of the bargain purchase of assets acquired in February, 2010.

Income Tax Expense  Our effective rate for the nine months ended September 30, 2010 and 2009 was 37.1% and 36.6%, respectively, and differed from the Company’s statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on our federal tax return, which net effect increased our overall effective tax rate.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2010, our working capital was $64.3 million.  This compares with $130.8 million at December 31, 2009, of which $55.3 million was related to the balance of the proceeds received from the sale of common stock in August 2009. The decrease was due to funds used in the acquisition of TWLD and to the purchase of marine construction assets in the Pacific Northwest, which were funded entirely through cash on hand.

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

The following table provides information regarding our cash flows and capital expenditures for the nine months ended September 30, 2010 and 2009 (unaudited):

	Nine months ended September 30,
	2010	2009
Cash flows provided by operating activities………………………	$18,879	$30,760
Cash flows used in investing activities………………………………………	$(95,198)	$(7,716)
Cash flows provided by financing activities……………………….	$183	$60,228

Operating Activities. During the nine months ended September 30, 2010, our operations provided approximately $18.9 million in cash.  Changes in operating activities included an increase in costs and estimated earnings in excess of billings on uncompleted contracts, which resulted from the timing of billings to customers as well as our contractual ability to bill for work performed.  Changes in non-cash items included an increase in non-cash stock-based compensation related to grants in 2009, offset by the gain on the fair value in excess of the purchase price of assets acquired during the period.

Investing Activities. In January 2010, we purchased the membership interest of TWLD for $60.0 million with an additional $4.0 million held in escrow, all or part of which is payable to the seller as a result of an increase in the purchase price by the amount of any additional taxes arising from the allocation of the purchase price in accordance with U.S. Internal Revenue Code.  In February 2010, we purchased marine equipment totaling approximately $7.0 million.  In addition, we added to our capital assets by approximately $25.1 million to enhance our lift capabilities and expand our fleet.

Financing Activities. In the nine months ended September 30, 2010, we received proceeds from stock option exercises, including related tax benefits of $587,000. This was offset in part by an increase in amortizable loan costs incurred in conjunction with the new credit facility.  In the nine months ended September 30, 2009, we completed a public offering of common stock, receiving proceeds, net of expenses, of approximately $91.0 million.  With a portion of the proceeds, we repaid the outstanding balance on our credit facility.  In addition, we received proceeds from stock option exercises, including the related excess tax benefits.  .

Sources of Capital

On June 29, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and bookrunner; and the lenders from time to time as party thereto.

The Credit Agreement provides for borrowings of up to $75,000,000 under revolving and swingline loans (as defined in the Credit Agreement) with a $20,000,000 sublimit for the issuance of letters of credit.  An additional $25 million is available under the facility subject to the lenders’ discretion (together, the “Credit Facility”).  The Credit Facility matures on September 30, 2013, and is guaranteed by the subsidiaries of the Company.  The Credit Facility may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes.

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

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of September 30, 2010, no amounts had been drawn under the Credit Facility.

At September 30, 2010, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $979,221.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At September 30, 2010, we believe our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $125 million in surety bonds outstanding.  During the quarter ended September 30, 2010, approximately 60% of projects, measured by revenue, required us to post a bond.

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

Interest rate risk
At September 30, 2010, we had no borrowings under our credit facility.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
November 5, 2010	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
November 5, 2010	Mark R. Stauffer
Executive Vice President and Chief Financial Officer