Form 10-K
period 2010-12-31
Orion Marine Group Inc
filed 2011-03-08
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☐ Yes ☑ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☑ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive date file required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

There were 27,004,933 shares of common stock outstanding as of March 1, 2011.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $379.1 million as of June 30, 2010, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued on connection with the 2011 Annual Meeting of Stockholders to be filed on or about April 4, 2011.

ORION MARINE GROUP, INC.

2010 Annual Report on Form 10-K

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

Item 1.               BUSINESS

General
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market.  We provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada, and in the Caribbean Basin.  Our customers are federal, state and municipal governments as well as private commercial and industrial enterprises.

History
We were founded in 1994 as a marine construction project management business.  Throughout the years, we expanded beyond the project management business, established fixed geographic operating bases and made several strategic acquisitions since 1997.  The common stock of Orion Marine Group, Inc. commenced trading publicly in 2007 and is listed on the New York Stock Exchange under the symbol ORN.  Unless the context otherwise requires, all references herein to “Orion”, the “Company”, the “Registrant”, “we”, “us” or “our” refer to Orion Marine Group, Inc. and its consolidated subsidiaries.

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

Pursue Strategic Acquisitions
We evaluate acquisition opportunities in parallel with our greenfield expansion.  Our strategy will include timely and efficient integration of such acquisitions into our culture, bidding process and internal controls.  We believe that attractive acquisition candidates are available due to the highly fragmented and regional nature of the industry, high cost of capital for equipment and the desire for liquidity among an aging group of existing business owners.  We believe our financial strength, industry expertise and experienced management team will be attractive to acquisition candidates.  Recent key acquisitions include:

•	In February 2008, we expanded our dredging capabilities along the eastern Atlantic Seaboard, through the purchase of marine construction equipment, including several dredges.

•	In January 2010, we purchased T.W. LaQuay Dredging, LLC, a dredging company based in Texas which owns and operates marine construction equipment, including several large dredges.

•	In February 2010, we purchased a marine construction business and expanded our area of operations into the West Coast and Canada.

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

Bridge and Causeways
According to the American Society of Civil Engineers, as of their 2009 report, 26% of the nation’s bridges are structurally deficient or functionally obsolete. As the system ages, the infrastructure cannot support the growing traffic loads, resulting in frequent delays for repairs. At the same time, the repairs become more expensive due to long-deferred maintenance.  The United States Congress and the Department of Transportation are actively working towards passage of a long term highway funding bill in fiscal 2011.

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

Oil and Gas Industry
We construct, repair and remove underwater pipelines, and provide marine construction and on-going maintenance services for private refineries, terminal facilities and docks, and other critical near shore oil and gas infrastructure. Increased levels of capital expenditures by midstream and downstream oil and gas companies in response to higher oil and gas prices should increase demand for our services.

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

Customers
Our customers include federal, state and local governmental agencies in the Unites States, as well as private commercial and industrial enterprises in the US and the Caribbean Basin. Most projects are competitively bid, with the award going to the lowest qualified bidder.  In 2010, the US Army Corps of Engineers accounted for 28% of our total revenue.   Our customer base shifts from time to time depending on the mix of contracts in progress.

Backlog
Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which ranges from three to nine months, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. We include projects in our backlog only when the customer has provided an executed contract, purchase order or change order. Our backlog under contract as of December 31, 2010 was approximately $194.5 million and at December 31, 2009 was approximately $252.9 million. These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. In addition, many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Competition
We compete in our service areas of the Gulf Coast, the Atlantic Seaboard, and the Caribbean Basin, and in 2010 expanded into the West Coast and Canada, with several regional marine construction services companies and a few national marine construction services companies. From time to time, we compete with certain national land-based heavy civil contractors that have greater resources than we do. Our industry is highly fragmented with competitors generally varying within the markets we serve and with few competitors competing in all of the markets we serve or for all of the services that we provide. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services, safety record and programs, equipment fleet, financial strength, surety bonding capacity, knowledge of local markets and conditions, and project management and estimating abilities allow us to compete effectively. We believe significant barriers to entry exist in the markets in which we operate, including the ability to bond large projects, maritime laws, specialized marine equipment and technical experience; however, a U.S. company that has adequate financial resources, access to technical expertise and specialized equipment may become a competitor.

Bonding
In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. The bonds we provide typically are for the amount of the project and have face amounts ranging from approximately $1.0 to approximately $50.0 million. As of December 31, 2010, we had approximately $130.0 million in surety bonds outstanding. On December 31, 2010, we believe our capacity under our current bonding arrangement was in excess of $400.0 million in aggregate surety bonds.

Trade Names
We operate under a number of trade names, including Orion Marine Group, King Fisher Marine Service, Orion Construction, Orion Diving & Salvage, Misener Marine Construction Misener Diving & Salvage, F. Miller Construction, Orion Dredging Services, and in 2010, began operating under the trade names of T.W. LaQuay Dredging and Northwest Marine Construction. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

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

In February 2009, regulations promulgated by the EPA covering certain previously exempt discharges to water from certain marine vessels became effective.  The regulations provide for a general permit to cover such discharges and impose on marine vessel operators, including the Company, certain discharge, permitting, recordkeeping, reporting, monitoring, maintenance, and operating restrictions and requirements with respect to materials that are or may be discharged from certain vessels.  Applicability of these restrictions and requirements is based on size and type of vessel, and they apply only to a minority of the Company’s vessels.  The Company, nevertheless, is implementing such restrictions and requirements with respect to its vessels which are subject thereto, and the Company does not anticipate that such regulations or the associated permit terms, restrictions and requirements will adversely impact the Company’s business and results of operations.

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

Endangered Species
The Endangered Species Act (“ESA”) restricts activities that may affect endangered species or their habitats. We conduct activities in or near areas that may be designated as habitat for endangered or threatened species. For instance, seasonal observation of endangered or threatened West Indian Manatees adjacent to work areas may impact construction operations within our Florida market. Manatees generally congregate near warm water sources during the cooler winter months. Additionally, our dredging operations in the Florida market are impacted by limitations for placement of dredge spoil materials on designated spoil disposal islands, from April through August of each year, when the islands are inhabited by nesting colonies of protected bird species. Further, restrictions on work during the Whooping Crane nesting period in the Aransas Pass National Wildlife Refuge from October 1 through April 15 each year and during the non-dormant grass season for sea grass in the Laguna Madre from March 1 through November 30 each year impact our construction operations in the Texas Gulf Coast market. In addition, our West Coast operations are impacted by an in water work closure affecting work during the fish spawning window from mid February until mid July.  We plan our operations and bidding activity with these restrictions and limitations in mind, and they have not materially hindered our business in the past. However, these and other restrictions may affect our ability to obtain work or to complete our projects on time in the future. In addition, while we believe that we are in material compliance with the ESA, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Employees
At December 31, 2010, we had approximately 1,470 employees, 303 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  We will hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice.  Our employees are not currently represented by labor unions, except certain employees located in the Pacific Northwest.  We consider our relations with our employees to be good.

Financial Information About Geographic Areas
The Company primarily operates in the Gulf Coast, Atlantic Seaboard, and Pacific Northwest areas of the United States.  Revenues generated outside the United States, primarily in the Caribbean Basin, totaled 5.4%, 14.0% and 7.0% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.  Our long-lived assets are substantially located in the United States.

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

We had a backlog of work to be completed on contracts totaling approximately $194.5 million as of December 31, 2010. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period. Backlog consists of projects under contract which have either (a) not yet been started or (b) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time-to-time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

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

For example, in the normal course of business, we are party to various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our hourly workforce subject to a deductible. Over the last several years, there has been an increase in suits filed in Texas due in large part to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers residing in Texas. Aggressive medical advice is increasing the seriousness of claimed injuries and the amount demanded in settlement. During fiscal 2010, we recorded approximately $2.0 million of expense for our self-insured portion of these liabilities. We believe our recorded self insurance reserves represent our best estimate of the outcomes of these claims.  Should these trends persist; we could continue to be negatively impacted in the future.

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

We primarily have a non-union workforce. If our employees unionize, it could result in demands that may increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.

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

Approximately 5% of our revenue in 2010 was derived from international markets. We presently conduct projects in the Caribbean Basin. International operations subject us to additional risks, including:

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

Risks related to ownership of our common stock

The price of our common stock may be volatile.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including actual or anticipated fluctuations in our operating results, or those of our competitors, public announcements by us or our competitors regarding acquisitions, strategic investments, project awards, the financial market and general economic conditions, changes in stock market analyst recommendations, sales of common stock by our executive officers, directors and/or significant stockholders, as well as reactions to those described above under “Risk Factors related to our Business”.

Certain provisions of our certificate of incorporation and bylaws and of Delaware law may make it difficult for stockholders to change the composition of our board of directors and may discourage a takeover or change of control.

We are a Delaware corporation. Various anti-takeover provisions under Delaware law impose impediments on the ability of others to acquire control of us, even if a change of control would be beneficial to our shareholders. In addition, certain provisions of our charters and bylaws may impede or discourage a takeover. For example:
• our Board of Directors is divided into three classes serving staggered three-year terms;
• vacancies on the Board of Directors can only be filled by other directors;
• there are various restrictions on the ability of a shareholder to nominate a director for election; and
• our Board of Directors can authorize the issuance of preference shares.
These types of provisions in our charters and bylaws could also make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our shareholders. Accordingly, shareholders may be limited in the ability to obtain a premium for their shares.

Item 1B.            UNRESOLVED STAFF COMMENTS
None

Item 2.               PROPERTIES

Our corporate headquarters is located at 12000 Aerospace, Suite 300, Houston, Texas 77034, with 10,983 square feet of office space that we lease, with an initial term expiring February 28, 2017 and with two five year extensions at our option.  Our finance and executive offices are located at this facility.  As of December 31, 2010, we owned or leased the following additional facilities:

Location	Type of Facility	Size	Leased or Owned
159 Highway 316 Port Lavaca, TX	Waterfront maintenance and dock facilities, equipment yard and dry dock	17.5 acres	Owned

17140 Market Street Channelview, TX	Waterfront maintenance and dock facilities and equipment yard	23.7 acres	Owned

619 Bay View Drive Port Lavaca, TX	Waterfront maintenance and dock facilities and equipment yard; regional office	25.3 acres	Owned

931 West Main St. Port Lavaca, TX	Warehouse	2.1 acres	Owned

2705 State Hwy 146 Baytown, TX	Waterfront property	10.0 acres	Owned

5600 West Commerce Street Tampa, FL	Waterfront maintenance and dock facilities; equipment yard and dry dock	9.1 acres	Owned

12550 Fuqua Houston, TX	Regional office	16,440 square feet	Leased

1500 Main Street Ingleside, TX	Regional office	4 acres	Leased

City of Port Lavaca Port Commission Port Lavaca, Texas	Safe harbor	6.6 acres	Leased

825 Ryan Street Lake Charles, LA	Regional office	6,500 square feet	Leased

Dock Board Road Sulphur, LA	Waterfront maintenance and dock facilities; equipment yard	4.37 acres	Leased

2400 Veterans Boulevard Kenner, LA	Regional office	2,715 square feet	Leased

321 Great Bridge Blvd., Chesapeake, VA	Regional office	1,500 square feet	Leased

Location	Type of Facility	Size	Leased or Owned
5440 W. Tyson Avenue Tampa, FL	Regional office	6,160 square feet	Leased

1901 Hill Street Jacksonville, FL	Waterfront maintenance and dock facilities and equipment yard	Estimated less than 5 acres	Leased

1110 Alexander Avenue Tacoma, WA	Waterfront maintenance and dock facilities and equipment yard	Estimated 3.5 acres	Leased

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

The following table sets forth the low and high prices of a share of our common stock during each of the fiscal quarters presented, based on NYSE and NASDAQ Stock Market LLC reports:

	Low	High
2010
Fourth quarter – December 31	$11.08	$15.88
Third quarter – September 30	$10.75	$14.02
Second quarter – June 30	$13.69	$19.80
First quarter – March 31	$16.23	$22.37
2009
Fourth quarter – December 31	$17.57	$24.38
Third quarter – September 30	$16.58	$24.98
Second quarter – June 30	$11.65	$22.84
First quarter – March 31	$7.93	$13.48

Holders
As of December 31, 2010, we had approximately 6,347 stockholders of record including beneficial holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of December 31, 2010:

Plan category	Column A	Column B	Column C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	2,606,629	$7.45	50,329
Equity compensation plans not approved by shareholders	—	—	—
Total	2,606,629	$7.45	50,329

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

	2007	2007	2008	2009	2010
Orion Marine Group, Inc.	100.00	94.94	61.14	133.29	73.42
S&P 500	100.00	99.31	62.56	79.12	91.04
Dow Jones US Heavy Civil Construction	100.00	103.61	46.50	53.15	68.24

Note:  The above information was provided by Research Data Group, Inc.
*This table and the information therein is being furnished but not filed.

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These historical results are not necessarily indicative of the results of operations to be expected for any future period.  Computations of basic and dilutes earnings per share have been adjusted retroactively for all periods presented to reflect a 2.23 for one reverse split of the Company’s common stock in 2007.

The table below includes the non-GAAP financial measure of EBITDA.  For a definition of EBITDA and a reconciliation to net income calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures” immediately below.

	Amounts in thousands, except share and per share information

	2010	2009	2008	2007	2006
Contract revenues	$353,135	$293,494	$261,802	$210,360	$183,278
Gross profit	65,233	62,697	50,451	50,433	38,537
Selling, general and administrative expenses	32,646	30,695	27,730	22,738	17,247
Other (income) expense, net	(1,254)	438	964	118	1,933
Net income	21,882	20,030	14,475	17,399	12,403
Preferred dividends	—	—	—	782	2,100
Income available to common shareholders	$21,882	$20,030	$14,475	$16,617	$10,303
Net income per share available to common shareholders:
Basic	$0.81	$0.85	$0.67	$0.86	$0.62
Diluted	$0.81	$0.84	$0.66	$0.83	$0.61
Weighted average shares outstanding;
Basic	26,899,373	23,577,854	21,561,201	19,657,436	16,630,045
Diluted	27,165,852	23,979,943	21,979,535	19,976,683	16,958,453
Other Financial Data
EBITDA	$53,634	$50,538	$41,321	$40,079	$33,003
Capital expenditures	29,050	22,693	14,485	11,433	11,931
Cash interest expense	547	553	1,234	927	2,848
Depreciation and amortization*	19,458	18,536	18,848	12,592	11,805
Net cash provided by (used in):
Operating activities	13,839	40,336	26,471	10,092	32,475
Investing activities	(95,755)	(21,598)	(47,337)	(9,463)	(11,987)
Financing activities	354	60,286	33,994	(6,606)	(9,572)
*includes depreciation and amortization of finite lived intangible assets

	2010	2009	2008	2007	2006
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$23,174	$104,736	$25,712	$12,584	$18,561
Working capital	76,729	130,760	47,021	32,452	12,970
Total assets	307,579	273,157	186,322	133,534	125,072
Total debt	—	—	34,125	—	25,000
Total stockholders’ equity	246,856	221,666	105,611	90,084	53,239

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

The following table provides a reconciliation of EBITDA to our net income for the periods indicated as calculated and presented in accordance with GAAP:

	2010	2009	2008	2007	2006
Net income	$21,882	$20,030	$14,475	$17,399	$12,403
Income tax expense	11,959	11,534	7,282	10,178	7,040
Interest expense(income), net	335	438	964	118	1,933
Depreciation and amortization*	19,458	18,536	18,600	12,384	11,627
EBITDA	$53,634	$50,538	$41,321	$40,079	$33,003

*includes depreciation, amortization of finite-lived intangible assets and amortization of deferred financing costs

Selected Quarterly Financial Data
The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2010.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2010
Revenues	$75,556	$87,126	$100,024	$90,428	$353,135
Operating income	5,471	11,164	11,481	4,471	32,587
Income before income taxes	7,602	11,008	11,403	3,828	33,841
Net income	4,781	7,009	7,098	2,994	21,882
Earnings per share:
Basic	$0.18	$0.26	$0.26	$0.11	$0.81
Diluted	$0.18	$0.26	$0.26	$0.11	$0.81

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2009
Revenues	$70,040	$70,753	$81,466	$71,235	$293,494
Operating income	7,074	10,136	8,300	6,241	31,750
Income before tax	6,971	10,000	8,289	6,304	31,564
Net income	4,341	6,286	5,397	4,006	20,030
Earnings per share:
Basic	$0.20	$0.29	$0.22	$0.15	$0.85
Diluted	$0.20	$0.28	$0.22	$0.15	$0.84

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the Pacific Northwest and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 64% of our revenue in the year ended December 31, 2010, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

2010 Recap and 2011 Outlook

In January 2010, we acquired Texas-based T.W. LaQuay Dredging, LLC (“TWLD”) for approximately $61 million in cash, utilizing proceeds raised in our August 2009 public stock offering to fund the acquisition.  The acquisition provided us with additional dredging resources for deep-channel dredging capability as well as additional experienced personnel.  Through its backlog, the acquisition immediately contributed to 2010 revenue.

In February 2010, we expanded our operations and established a base in the Pacific Northwest through the purchase of a marine construction business, at a total price of $7.0 million in cash.  As the fair value of the business purchased exceeded the purchase price, we recognized a gain, net of the associated tax effect, of $1.6 million on this transaction.

Despite a difficult and challenging economic environment and increased competition along the Eastern Seaboard, our revenues increased 20.3% in 2010 as compared with 2009, including the liquidation of the TWLD backlog.   The mix of contracts in progress and those completed during 2010 shifted more toward the public sector, with 64% of 2010 revenue generated from state agencies and local municipalities, as well as the federal government, which includes the US Army Corps of Engineers.  We are not dependent upon a single sector as a source of revenue.

We continued to invest in specialized equipment to enhance our lift capabilities and expand our fleet.  Our capital expenditures in 2010 totaled $29.1 million, excluding the assets acquired in our two acquisitions.

In June 2010, we entered into a larger credit facility, which provides for a revolving credit line of up to $75 million, with an additional $25 million available at the lender’s discretion.  Our credit facility extends to June 30, 2013.

During the year ended December 31, 2010, our operations provided cash from operations of $13.8 million and our cash position at December 31, 2010 exceeded $23.0 million.  Our operations are not currently dependent on external sources of capital and we have not utilized the $75 million available to us under our revolving credit facility.

Our overall performance generally depends on spending in the heavy civil marine infrastructure market. Spending by our customers, both government and private, is impacted by several important trends affecting our industry, including the following:
•	port and channel expansion and maintenance;

•	deteriorating condition of intracoastal waterways and bridges;
•	continued demand in the cruise industry;
•	infrastructure spending by the United States Navy and Coast Guard;
•	near-shore oil and gas capital expenditures
•	ongoing U.S. coastal wetlands restoration and reclamation;
•	recurring hurricane restoration and repair.

Despite the uncertain economic and political environments, we continue to see positive long term trends in our end markets, including:
•	Ports in our geographic markets have released plans for expansion as a result of recent cargo volume increases and expected future increases as larger ships begin to transit the Panama Canal;
•	Good opportunities for coastal restoration and protection projects; and.
•	The continuation of the highway transportation program for highway construction, including bridges over water.

Our focus in 2011 will be to concentrate on our core business objectives; to manage our business effectively and efficiently, while maintaining pricing discipline; to pursue rational growth strategies while closely monitoring the costs of our operations; and to maintain our strong balance sheet.

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

Long-Lived Assets
Our long-lived assets consist primarily of equipment used in our operations.  Fixed assets are carried at cost and are depreciated over their estimated useful lives, ranging from one to thirty years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of our long-lived assets is evaluated periodically based on utilization of the asset and physical condition of the asset, as well as the useful life of the asset to determine if adjustment to the depreciation period or the carrying value is warranted. If events and circumstances such as poor utilization or deteriorated physical condition indicate that the asset(s) should be reviewed for possible impairment, we use projections to assess whether future cash flows, including disposition, on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets to determine if an impairment exists.  If we identify a potential impairment, we will estimate the fair value of the asset through known market transactions of similar equipment and other valuation techniques, which could include the use of similar projections on a discounted basis. We will report a loss to the extent that the carrying value of the impaired assets exceeds their fair values.

Goodwill
We have acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  In accordance with US GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.

Goodwill recorded on our Consolidated Balance Sheets is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.  We evaluate goodwill at the reporting unit level.  We have determined that we have three reporting units, which are based on geography, and are referred to internally as “East Coast”, “Gulf Coast” and “Pacific Northwest”.  Each reporting unit conducts similar business as described in this Annual Report on Form 10-K, which includes marine construction specialty services.   This reporting unit grouping reflects our internal management structure, which is based on the geographic location of our primary field offices.  Two reporting units, Gulf Coast and East Coast have goodwill and are tested for impairment.

At December 31, 2010, goodwill totaled $32.2 million, of which $22.6 million related to the Gulf Coast (including goodwill acquired from the acquisition of T.W. LaQuay), and $9.6 million resulted from the acquisition of equipment on the East Coast in 2008.

We assess the fair value of our two reporting units based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization.  The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections.  Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years.  These assumptions contemplate business, market and overall economic conditions.   We also consider assumptions that market participants may use.

As required by the Company’s policy, annual impairment tests of goodwill are performed during the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist.  Based on this testing, we determined that the estimated fair value of our reporting units exceeded their respective carrying values as of October 31, 2010, goodwill was not impaired, and no events have occurred since that date that would require an interim impairment test.  In the future, our estimated fair value could be negatively impacted by deteriorating economic conditions, which may reduce our revenue growth potential.

Income Taxes
We account for income taxes using the liability method prescribed by US GAAP.  We evaluate valuation allowances for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowance includes estimates of future taxable income. In our assessment of our deferred tax assets at December 31, 2010, we considered that it was more likely than not that all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company accounts for uncertain tax positions in accordance with the provisions ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.    We evaluate and record any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the tax jurisdictions in which we operate.

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

The Company maintains five levels of excess loss insurance coverage, totaling $75 million in excess of primary coverage, which excess loss coverage responds to all of the Company’s insurance policies other than a portion of its Workers’ Compensation coverage and employee health care coverage.  The Company’s excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million.

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

Consolidated Results of Operations

Current Year—Year Ended December 31, 2010 compared with Year Ended December 31, 2009

The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Contract revenues	$353,135	100.0%	$293,494	100.0%
Cost of contract revenues	287,902	81.5%	230,797	78.6%
Gross profit	65,233	18.5%	62,697	21.4%
Selling, general and administrative expenses	32,646	9.3%	30,695	10.5%
Operating income	32,587	9.2%	32,002	10.9%
Other (income) expense
Gain from bargain purchase	(1,589)	-0.5%	—	0.0%
Interest (income)	(99)	-0.0%	(352)	-0.1%
Interest expense	434	0.1%	790	0.2%
Other (income) expense, net	(1,254)	-0.4%	438	0.1%
Income before income taxes	33,841	9.6%	31,564	10.8%
Income tax expense	11,959	3.4%	11,534	3.9%
Net income	$21,882	6.2%	$20,030	6.9%

Contract Revenues.  Total revenue in 2010 increased $59.6 million or 20.3%, as compared with 2009, of which approximately $31 million related to liquidation of backlog from contracts acquired in the acquisition of T.W. LaQuay Dredging. The assets of T.W. LaQuay Dredging were absorbed into the normal operations of our business and are not a separate reporting unit.  The remaining increase in revenue was attributable to the size and type of projects in backlog; the productivity of our labor force, the utilization of our equipment and the progress schedules in the mix of projects between periods; all of which factor into and affect the rate at which revenue is recognized as projects are completed.  Our typical project duration is between three to nine months, and comparisons of individual projects between reporting periods are not indicators of future results.  In 2010, our mix of contracts due to the projects we chose to bid (and were awarded), as well as the backlog obtained from T.W. LaQuay Dredging shifted, such that 41% of 2010 revenues were generated from federally funded projects.  Overall, 64% of 2010 revenues were generated from governmentally funded projects, with 36% generated from the private sector. Our customer base changes over time, and we are not dependent on a single sector or customer for the projects we bid.

Gross Profit.  Gross profit increased by $2.5 million, or 4.0% as compared with the prior year, primarily as a result of the increase in revenues. However, gross margin decreased in 2010 to 18.5% of revenues from 21.4% of revenues in 2009.  The decrease was due to pricing pressure experienced on the East Coast which reduced profitability on certain jobs throughout the year.  In the fourth quarter, production issues on three projects negatively impacted gross profit and margin.  In addition, the mix of contracts in progress required the use of outside subcontractors, more than is historically our norm, which reduced our overall self-performance rate to 82.4% and contributed to the decrease in gross margin.

Selling, General and Administrative Expense.  As compared with the prior year, selling, general and administrative expenses (“SG&A”) increased approximately $2.0 million or 6.4% in 2010.  In the current year, $1.7 million was related to the costs of the acquisitions in early 2010, while in 2009 approximately $3.0 million was related to the amortization of construction contracts in backlog acquired in 2008 upon the acquisition of a dredging business along the Eastern Seaboard. Excluding these two items in each year, SG&A increased by approximately $3.3 million, primarily related to additional overheads to support our business growth.

Other Income, net of expense.  Other income of $1.3 million in 2010 resulted from a gain of $1.6 million on the purchase of the business in the Pacific Northwest in February 2010, which fair value, net of the related deferred tax liability, exceeded the purchase price.  The balance related to interest expense, net of interest income.

Income Tax Expense.  Our effective rate for the year ended December 31, 2010 was 35.3%.  This differed from the Company’s statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, and which in the current year included a reduction of taxable income related to the net gain on the bargain purchase of the business in the Pacific Northwest.  Our effective tax rate at December 31, 2009 was 36.5%.

Prior Year—Year Ended December 31, 2009 compared with Year Ended December 31, 2008

The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Contract revenues	$293,494	100.0%	$261,802	100.0%
Cost of contract revenues	230,797	78.6%	211,351	80.7%
Gross profit	62,697	21.4%	50,451	19.3%
Selling, general and administrative expenses	30,695	10.5%	27,730	10.6%
Operating income	32,002	10.9%	22,473	8.7%
Interest (income) expense
Interest (income)	(352)	-0.1%	(530)	-0.2%
Interest expense	790	0.2%	1,494	0.6%
Interest (income) expense, net	438	0.1%	964	0.4%
Income before income taxes	31,564	10.8%	21,757	8.3%
Income tax expense	11,534	3.9%	7,282	2.8%
Net income	$20,030	6.9%	$14,475	5.5%

Contract Revenues.  Total revenue in 2009 increased $31.7 million or 12.1%, as compared with 2008.   The increase in revenue was attributable to the progress schedules and rate of completion of the contracts in progress in 2009.  Our mix of projects during the year shifted toward the public sector, which totaled 55.2% of 2009 revenues, with revenues generated from the private sector representing 44.8%.  In 2008, 50.1% of revenues were generated from government agencies and 49.1% from the private sector.  An increase in spending by the Corps of Engineers, partly targeting economic recovery, resulted in 18.5% of total revenues generated from federally funded projects, as compared with 11.1% in the prior year.

Gross Profit.  Gross profit increased by $12.2 million, or 24.3% and gross margin improved to 21.4% in 2009 from 19.3% in 2008.  We achieved an improvement in gross margin (related to the increase in revenues) despite a reduction in our contract self-performance rate to 87.6% of total costs, as compared with a self-performance rate of 88.2% in 2008.  In addition, during 2008, significant production delays which resulted from unexpected amounts of trash and unforeseen site conditions on two projects involving dredging services, negatively affected gross margins in that period, and which did not reoccur in 2009.

Selling, General and Administrative Expense.  As compared with the prior year, selling, general and administrative expenses (“SG&A”) increased $3.0 million or 10.6% in 2010. The increase was due primarily to additional overheads to support our business growth.  In the prior year, we benefitted from lower group medical and workers’ compensation expenses.

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

Our working capital position fluctuates from period to period due to normal increases and decreases in operations activity.  At December 31, 2010, our working capital was $76.7 million as compared with $130.8 million at December 31, 2009, of which $53.4 million in the prior year balance was related to the proceeds received from the sale of common stock in August 2009.

As of December 31, 2010, we had available cash on hand and availability under our revolving credit facility of $123.2 million.

During 2010, our operations provided cash from operations of $13.8 million.  Our operations are not currently dependent on external sources of capital, and we have not utilized our available borrowing of $75 million under our credit facility.

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

The following table provides information regarding our cash flows and our capital expenditures for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$13,839	$40,336	$26,471
Investing activities	(95,755)	(21,598)	(47,337)
Financing activities	354	60,286	33,994
Capital expenditures (included in investing activities above)	29,050	22,693	14,485

Operating Activities.    Fluctuations in cash generated by operating activities are generally the result of timing differences related to the nature and volume of contracts in any given year.  Our operations provided net cash of $13.8 million during fiscal 2010.  The change between periods of $26.5 million, as compared with 2009 was due to:
•
An increase in our deferred income taxes of $6.0 million due to an increase in deferred tax liability related to timing differences in book and tax depreciation resulting from the acquisitions in the year;

•	An increase of $1.0 million of depreciation expense related to the increase in our fleet;
•	An increase of $0.9 million of stock based compensation expense, due to the increase in the fair value of our stock at the time of grants; offset by
•	A decrease of $35.3million in working capital components, as described below.

In 2010, the changes in working capital included a decrease in trade payables of $18.9 million compared with 2009, related to the timing of payments to vendors, and based on the mix of contracts in progress.  Amounts unbilled to customers, net of our liability related to progress billings, increased by $7.3 million as compared with 2009 and was related to the timing of billings to customers and our contractual ability to bill for materials received but not installed.  Due to the timing of estimated federal income tax deposits, our prepaid taxes increased by approximately $4.6 million, and we recorded a receivable of approximately $3.1 million related to the finalization of the purchase price of T.W. LaQuay Dredging.  We manage our working capital components in total, rather than by the individual elements, and fluctuations in accounts receivable and payable balances are normal within our business.

In 2009, our accounts receivable and payable balances increased by $2.5 million and $11.2 million, respectively, and amounts unbilled to customers exceeded billings to customers on our contracts in progress.

Investing Activities.  We purchase capital equipment as well as perform major maintenance and upgrades of our existing fleet and construction equipment to support our construction activities.  Capital expenditures supporting our operations and enhancing our fleet totaled $29.1 million in 2010, an increase of $6.4 million as compared with 2009, some of which related to the purchase of additional heavy lift capacity.  Also in 2010, we acquired the business of T.W. LaQuay Dredging for approximately $61 million, and expanded into the Pacific Northwest through a business acquisition totaling $6.7 million.  In 2009, our capital expenditures totaled $22.7 million, which included the purchase of specialized equipment for approximately $5.8 million.  In 2008, we purchased assets to expand our dredging capabilities along the Atlantic Seaboard for a total purchase price of $36.7 million.  Proceeds from the sale of property and equipment in 2008 included $2.8 million received from the sale of a vessel no longer considered integral to our fleet.

Financing Activities.    Financing activities in 2010 primarily related to loan costs incurred upon the entry into a new credit agreement in June 2010 and to proceeds received from the exercise of stock options. In August 2009, we completed a public offering of common stock, receiving proceeds, net of expenses, of approximately $91.0 million.  With a portion of the proceeds, we repaid the outstanding balance on our credit facility.  In addition, we received proceeds from stock option exercises, including related tax benefits of $3.4 million.  Cash provided by financing activities in 2008 was attributable to our borrowing of $35.0 million under our line of credit to fund the purchase of assets.

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

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of December 31, 2010, no amounts had been drawn under the Credit Facility.

At December 31, 2010, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $979,221.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At December 31, 2010, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $130 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel. Because the typical duration of a project is between three to nine months we do not believe inflation has had a material impact on our operations.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements, other than operating leases to which we are a party, and which are discussed above under “Bonding Capacity” and “Sources of Capital” and which arise in the normal course of business.  These arrangements are not reasonably likely to have an effect on our financial condition, or results of operations that is material to investors.  See Note 20 – Commitments and Contingencies of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2010:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(in thousands)
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	8,146	3,491	3,613	820	222
Purchase obligations (1)	—	—	—	—	—
Total	$8,146	$3,491	$3,613	$820	$222

(1)	Commitments pursuant to other purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

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

Recently Issued Accounting Pronouncements

Disclosures about Fair Value Measurements

In January 2010, the FASB issued a new accounting standard update (“ASU”) which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This ASU is effective for us in 2010, except for the requirements to provide Level 3 activity which will become effective for us in 2011. The adoption of the currently effective provisions of this ASU did not have a material effect on our consolidated financial statements, and we do not expect the adoption of the remaining provisions of this ASU to have a material effect on our consolidated financial statements.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than the one above that are discussed in the notes where applicable.

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

Interest rate risk
At December 31, 2010, we had no borrowings under our credit agreement.  Interest expense interest related primarily to the amortization of costs associated with the entry into the credit facility in June.  Our credit facility expires in June 2013.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective with reasonable assurance as of the end of such period.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Grant Thornton LLP, an independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting dated March 7, 2011 and expressed an unqualified opinion on the effectiveness of our internal control over the financial reporting as of December 31, 2010.

Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None

PART III

Certain information required by Part III is omitted from this Report.  We will file our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 19, 2011 (the “Proxy Statement”) pursuant to regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included therein is incorporated by reference herein.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	66	Chairman of the Board	2007
J. Michael Pearson	63	President, Chief Executive Officer and Director	2006
Thomas N. Amonett	67	Director	2007
Austin J. Shanfelter	54	Director	2007
Gene Stoever	73	Director	2007
Mark R. Stauffer	48	Executive Vice President and Chief Financial Officer	1999
Elliott J. Kennedy	56	Executive Vice President	1994
James L. Rose	46	Executive Vice President	2005
Peter R. Buchler	65	Executive Vice President, General Counsel and Secretary	2009

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
The Company’s Consolidated Financial Statements at December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.	Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2010 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II – Schedule of Valuation and Qualifying Accounts

3.	Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.
Except as noted below, all exhibits are incorporated by reference to the Company’s Registration Statement on Form S-3 filed on August 20, 2009, as subsequently amended.

Exhibit
Number	Description
1 .01	Form of Indemnity Agreement for Directors and Certain Officers dated November 24, 2008 (filed as Exhibit 1.01 to Form 8-K filed on November 25, 2008)

2 .1
Asset Purchase Agreement dated February 28, 2008, by and between OMGI Sub, LLC and Orion Marine Group, Inc. and Subaqueous Services, Inc. and Lance Young (filed as an exhibit to the Company’s Current Report on Form 8-K on March 4, 2008)

2 .2	Purchase Agreement dated January 28, 2010 by and among LaQuay Holdings., Inc and Seagull Services Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 2, 2010)

3 .1	Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc.
3 .2	Amended and Restated Bylaws of Orion Marine Group, Inc.
4 .1	Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2008
* 10 .1	Loan Agreement, dated as of June 30, 2010, between Orion Marine Group, Inc. and Wells Fargo National Association and Wells Fargo Securities, LLC
10 .2	Purchase/Placement Agreement dated May 9, 2009 between Orion Marine Group, Inc. and Friedman, Billings, Ramsey & Co., Inc.
+ 10 .8	2005 Stock Incentive Plan
+ 10 .9	Form of Stock Option Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Stock Option
+ 10 .10	Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Restricted Stock
+ 10 .11	Orion Marine Group, Inc. Long Term Incentive Plan
+ 10 .12	Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan
+ 10 .13	Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock

+ 10 .14	Executive Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+ 10 .15	Subsidiary Incentive Plan (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008)
+ 10 .16	Employment Agreement, dated as of December 4, 2009, by and between Orion Marine Group, Inc. and J. Michael Pearson (filed as exhibit 10.1 to the Current Report on Form 8-K dated December 10, 2009)
+ 10 .17	Employment Agreement, dated as of December 4, 2009, by and between Orion Marine Group, Inc. and Mark Stauffer (filed as exhibit 10.2 to the Current Report on Form 8-K dated December 10, 2009)
+ 10 .18	Employment Agreement , dated as of December 11, 2009, by and between Orion Marine Group, Inc. and Elliott Kennedy (filed as exhibit 10.4 to the Current Report on Form 8-K dated December 17, 2009)
+ 10 .19	Employment Agreement, dated as of December 11, 2009, by and between Orion Marine Group, Inc. and Jim Rose (filed as exhibit 10.5 to the Current Report on Form 8-K dated December 17, 2009)
+ 10 .20	Employment Agreement, dated as of December 11, 2009, by and between Orion Marine Group, Inc. and Peter R. Buchler (filed as exhibit 10.3 to the Current Report on Form 8-K dated December 17, 2009)
+ 10 .23	Schedule of Changes to Compensation of Non-employee Directors, effective for 2008 (filed as an exhibit to the Quarterly Report on Form 1-Q for the quarterly period ended June 30, 2008)
* 21 .1	List of Subsidiaries
* 23 .1	Consent of Independent Registered Public Accounting Firm
24 .1	Power of Attorney (included on signature page of this filing)
* 31 .1	Certification of CEO pursuant to Section 302
* 31 .2	Certification of CFO pursuant to Section 302
* 32 .1	Certification of CEO and CFO pursuant to Section 906

*	Filed herewith
**	Incorporated by reference to the Company’s report on Form 8K filed with the SEC on March 4, 2008
+	Management contract or compensatory plan or arrangement
(b)	Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION MARINE GROUP, INC.

Date: March 7, 2011	By:	/s/ J. Michael Pearson
J. Michael Pearson President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

President and Chief
/s/ J. Michael Pearson	Executive Officer and	March 7, 2011
J. Michael Pearson	Director

/s/ Mark R. Stauffer	Chief Financial Officer	March 7, 2011
Mark R. Stauffer	Chief Accounting Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	March 7, 2011
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	March 7, 2011
Thomas N. Amonett

/s/ Austin J. Shanfelter	Director	March 7, 2011
Austin J. Shanfelter

/s/ Gene Stoever	Director	March 7, 2011
Gene Stoever

ORION MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2010

-F1-

ORION MARINE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010
Report of Independent Registered Public Accounting Firm	F3
Consolidated Balance Sheets at December 31, 2010 and 2009	F5
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008	F6
Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2010	F7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F8
Notes to Consolidated Financial Statements	F9

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Orion Marine Group, Inc. and subsidiaries at December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Marine Group, Inc. and subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Marine Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2011 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP
Houston, Texas
March 7, 2011

-F3-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited Orion Marine Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orion Marine Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Orion Marine Group Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Orion Marine Group, Inc. has maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2010, based on criteria established in  Internal Control—Integrated Framework  issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orion Marine Group, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 7, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
March 7, 2011

-F4-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(In thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$23,174	$104,736
Accounts receivable:
Trade, net of allowance of $0 and $1,202, respectively	40,211	32,819
Retainage	10,643	12,028
Other	4,988	922
Income taxes receivable	7,668	3,040
Note receivable	90	961
Inventory	2,991	1,472
Deferred tax asset	1,794	1,499
Costs and estimated earnings in excess of billings on uncompleted contracts	26,103	10,868
Prepaid expenses and other	2,076	1,624
Total current assets	119,738	169,969
Property and equipment, net	155,311	90,790
Goodwill	32,168	12,096
Intangible assets, net of accumulated amortization	5	38
Other assets	357	264
Total assets	$307,579	$273,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable:
Trade	25,519	23,680
Retainage	377	1,227
Accrued liabilities	12,463	8,354
Taxes payable	262	312
Billings in excess of costs and estimated earnings on uncompleted contracts	4,389	5,636
Total current liabilities	43,010	39,209
Long-term debt, less current portion	—	—
Other long-term liabilities	746	514
Deferred income taxes	16,707	11,453
Deferred revenue	260	315
Total liabilities	60,723	51,491
Commitments and contingencies
Stockholders’ equity:
Common stock — $0.01 par value, 50,000,000 authorized, 27,017,165
and 26,852,407 issued; 27,004,934 and 26,840,761 outstanding at December 31, 2010 and 2009, respectively	270	268
Treasury stock, 12,231 and 11,646 shares at December 31, 2010 and 2009, respectively, at cost	—	—
Additional paid-in capital	154,667	151,361
Retained earnings	91,919	70,037
Total stockholders’ equity	246,856	221,666
Total liabilities and stockholders’ equity	$307,579	$273,157
The accompanying notes are an integral part of these consolidated financial statements

-F5-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2010	2009	2008
Contract revenues	$353,135	$293,494	$261,802
Costs of contract revenues	287,902	230,797	211,351
Gross profit	65,233	62,697	50,451
Selling, general and administrative expenses	32,646	30,694	27,730
Operating income	32,587	32,002	22,721
Other (income) expense
Gain from bargain purchase of a business	(1,589)	—	—
Interest (income)	(99)	(352)	(530)
Interest expense	434	790	1,494
Other (income) expense, net	(1,254)	438	964
Income before income taxes	33,841	31,564	21,757
Income tax expense	11,959	11,534	7,282
Net income	$21,882	$20,030	$14,475

Basic earnings per share	$0.81	$0.85	$0.67
Diluted earnings per share	$0.81	$0.84	$0.66
Shares used to compute earnings per share
Basic	26,899,373	23,577,854	21,561,201
Diluted	27,165,852	23,979,943	21,979,535

The accompanying notes are an integral part of these consolidated financial statements

-F6-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share information)

					Additional
	Common stock		Treasury stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	capital	earnings	Total

Balance, December 31, 2007	21,565,324	$216	—	$—	$54,336	$35,532	$90,084
Forfeit unvested restricted stock		—	(11,646)	—			—
Stock-based compensation					1,103		1,103
Expenses related to the sale of common stock					(51)		(51)
Issuance of restricted stock	12,042	—			—		—
Net income	—	—	—	—	—	14,475	14,475
Balance, December 31, 2008	21,577,366	$216	(11,646)	$—	$55,388	$50,007	$105,611
Stock-based compensation					1,614		1,614
Exercise of stock options	382,852	$4			1,934		1,938
Excess tax benefits from exercise of stock options					1,476		1,476
Proceeds from sale of common stock, net of expenses	4,830,000	$48			90,949		90,997
Issuance of restricted stock	62,189
Net income	—	—	—	—	—	20,030	20,030
Balance, December 31, 2009	26,852,407	$268	(11,646)	$—	$151,361	$70,037	$221,666
Stock-based compensation					2,542		2,542
Exercise of stock options	82,510	$1			668		669
Excess tax benefits from exercise of stock options					96		96
Issuance of restricted stock	82,248	$1					1
Forfeiture of restricted stock			(585)	—
Net income	—	—	—	—	—	21,882	21,882
Balance, December 31, 2010	27,017,165	$270	(12,231)	$—	$154,667	$91,919	$246,856

The accompanying notes are an integral part of this consolidated financial statement

-F7-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$21,882	$20,030	$14,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,458	18,536	18,599
Deferred financing cost amortization	296	252	249
Non-cash interest expense	—	—	22
Bad debt (recovery) expense	(285)	442	300
Deferred income taxes	4,959	(1,013)	(2,410)
Stock-based compensation	2,542	1,614	1,103
Gain on bargain purchase of a business	(1,589)	—	—
Gain on sale of property and equipment	(459)	(518)	(1,075)
Excess tax benefit from stock option exercise	(96)	(1,476)	—
Change in operating assets and liabilities, net of
effects of acquisitions of businesses:
Accounts receivable	(5,073)	(1,996)	(4,550)
Income tax receivable	(5,119)	2,453	(4,017)
Note receivable	1,246	(961)	—
Inventory	(1,519)	(734)	(92)
Prepaid expenses and other	(698)	1,608	(2,380)
Costs and estimated earnings in excess of
billings on uncompleted contracts	(13,733)	(3,640)	1,678
Accounts payable	(7,651)	11,241	1,848
Accrued liabilities	3,024	270	661
Income tax payable	(50)	314	(1,960)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(3,241)	(6,030)	4,076
Deferred revenue	(55)	(56)	(56)
Net cash provided by operating activities	13,839	40,336	26,471
Cash flows from investing activities:
Proceeds from sale of property and equipment	827	1,095	3,861
Purchase of property and equipment	(29,050)	(22,693)	(14,485)
Acquisition of T.W. LaQuay Dredging	(60,879)	—	—
Acquisition of business (net of cash acquired)	(6,653)	—	(36,713)
Net cash used in investing activities	(95,755)	(21,598)	(47,337)
Cash flows from financing activities:
Increase in loan costs	(411)	—	(80)
Borrowings on long-term debt	—	—	35,000
Payments on long-term debt	—	(34,125)	(875)
Purchase of treasury stock	—	—	—
Exercise of stock options	669	1,938	—
Excess tax benefit from stock option exercise	96	1,476	—
Proceeds from the sale of common stock, net of offering costs	—	90,997	(51)
Redemption of common stock	—	—	—
Net cash provided by financing activities	354	60,286	33,994
Net change in cash and cash equivalents	(81,562)	79,024	13,128
Cash and cash equivalents at beginning of period	104,736	25,712	12,584
Cash and cash equivalents at end of period	$23,174	$104,736	$25,712

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$547	$553	$1,234
Taxes, net of refunds	$12,149	$9,781	$14,476
Significant non-cash investing and financing activities:
Non-cash capital expenditures	$1,110	$42	$—
The accompanying notes are an integral part of these consolidated financial statements

-F8-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Tabular Amounts in 000’s, Except for Share and per Share Amounts)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc. and its subsidiaries (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the Pacific Northwest and the Caribbean Basin.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipelines; mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  We have not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at December 31, 2010 and 2009 consisted primarily of money market mutual funds and overnight bank deposits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in countries where the Company performs work, which amounts were insignificant in either 2010 or 2009.

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

The following table represents concentrations of receivables (trade and retainage) at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	A/R	%	A/R	%
Federal Government	$16,881	33%	$5,262	12%
State Governments	3,156	6%	1,124	3%
Local Municipalities	11,236	22%	11,431	25%
Private Companies	19,581	39%	27,030	60%
	$50,854	100%	$44,847	100%

At December 31, 2010 and 2009, one customer in each period accounted for 17.7% and 12.3% of total receivables, respectively.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2010 and 2009. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value.

At December 31, 2010 and 2009, the Company had an allowance for doubtful accounts of $0 and $1.2 million respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at December 31, 2010 totaled $10.6 million, of which $1.8 million is expected to be collected beyond 2011.  Retention at December 31, 2009 totaled $12.0 million.

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

Advertising Costs

The Company primarily obtains contracts through the open bid process, and therefore advertising costs are not a significant component of expense.  Advertising costs are expensed as incurred.  Advertising expenses totaled $63,000 in 2010, $39,500 in 2009, and $30,500 in 2008.

-F11-

Environmental Costs

Costs related to environmental remediation are charged to expense.  Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized.  Liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated.

Fair Value Measurements

We evaluate and present certain amounts included in the accompanying consolidated financial statements at “fair value” in accordance with GAAP, which requires us to base our estimates on assumptions market participants, in an orderly transaction, would use to price an asset or liability, and to establish a hierarchy that prioritizes the information used to determine fair value.  In measuring fair value, we use the following inputs in the order of priority indicated:

Level 1 – Quoted prices in active markets for identical, unrestricted assets or liabilities.
Level II – Observable inputs other than Level I prices, such as (i) quoted prices for similar assets or liabilities; (ii) quoted prices in markets that have insufficient volume or infrequent transactions; and (iii) inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level III – Unobservable inputs to the valuation methodology that are significant to the fair value measurement.

We generally apply fair value valuation techniques on a non-recurring basis associated with (1) valuing assets and liabilities acquired in connection with business combinations and other transactions; (2) valuing potential impairment loss related to long-lived assets; and (3) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets.

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

When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations for the respective period.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets for financial statement purposes, as follows:

Automobiles and trucks	3 to 5 years
Buildings and improvements	5 to 30 years
Construction equipment	3 to 15 years
Vessels and dredges	1 to 15 years
Office equipment	1 to 5 years

The Company generally uses accelerated depreciation methods for tax purposes where appropriate.

-F12-

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. No property and equipment were held for sale at December 31, 2010 and 2009.

Goodwill and Other Intangible Assets

Goodwill

Goodwill recorded on our Consolidated Balance Sheets is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.  We evaluate goodwill at the reporting unit level.  The Company has three reporting units, which are based on geography, and are referred to internally as “East Coast”, “Gulf Coast” and Pacific Northwest.  Each reporting unit conducts similar business, which includes marine construction specialty services.   This reporting unit grouping reflects our internal management structure, which is based on the geographic location of our primary field offices.

At December 31, 2010, goodwill totaled $32.2 million, of which $22.6 million related to the Gulf Coast (including goodwill recorded upon the purchase of T.W. LaQuay Dredging, LLC, as discussed in Note 4 below), and $9.6 million resulted from the acquisition of equipment on the East Coast in 2008.  The Pacific Northwest reporting unit does not have goodwill.

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

As required by the Company’s policy, annual impairment tests of goodwill are performed as of October 31 of each year or when circumstances arise that indicate a possible impairment might exist.  Based on this testing, the Company determined that goodwill was not impaired as of October 31, 2010, and no events have occurred since that date that would require an interim impairment test.  The discount rate used in testing goodwill for impairment was 17% for the Gulf Coast reporting unit and 18.5% for the East Coast reporting unit.  Revenue growth for each reporting unit was based on management’s estimates, which was a conservative estimate due to pricing pressures and economic and market conditions.  As compared with the impairment test performed in 2009, the discount rate increased by 110 basis points in the Gulf Coast reporting unit and by 260 basis points in the East Coast reporting unit, due to our assessment of economic conditions and risk while the stabilized growth rate remained constant at 5%.  This had the effect of conservatively estimating the fair value in the 2010 impairment test.  The impairment test concluded that the fair value of the Gulf Coast reporting unit and the East Coast reporting unit exceeded carrying values by 62% and 16%, respectively. In the future, our estimated fair value could be negatively impacted by deteriorating economic conditions, which may reduce our revenue growth potential.

-F13-

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. See Note 14 to the consolidated financial statements for further discussion of the Company’s stock-based compensation plan.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.    We evaluate and record any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which we operate.

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

-F14-

The Company maintains five levels of excess loss insurance coverage, totaling $75 million in excess of primary coverage, which excess loss coverage responds to all of the Company’s insurance policies other than a portion of its Workers’ Compensation coverage and employee health care coverage.  The Company’s excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $4.7 million and $2.1 million at December 31, 2010 and 2009, respectively.

Warranty Costs

Provision for estimated warranty costs, (if any) is made in the period in which such costs become probable and is periodically adjusted to reflect actual experience.  The Company historically has not been subject to significant warranty provisions.  The Company’s Consolidated Balance Sheets at December 31, 2010 and 2009 included $0.1 million related to warranty costs.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.  These reclassifications were related to the inclusion of financing cost amortization as a component of interest expense and not selling, general and administrative expenses and had no effect on previously reported net income or retained earnings.

New Accounting Pronouncements

In January 2010, the FASB issued a new accounting standard update (“ASU”) which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This ASU is effective for us in 2010, except for the requirements to provide Level 3 activity which will become effective for us in 2011. The adoption of the currently effective provisions of this ASU did not have a material effect on our consolidated financial statements, and we do not expect the adoption of the remaining provisions of this ASU to have a material effect on our consolidated financial statements.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than the one above that are discussed in the notes where applicable.

3.  Offering of Common Stock

2009 Common Stock Offering
In August 2009, pursuant to a shelf registration statement on Form S-3, the Company completed a public offering of 4,830,000 shares of its common stock at $19.70 per share.  The Company received proceeds, net of underwriting commissions, of $91.3 million ($18.91 per share), and paid approximately $548,000 in related offering expenses.  The underwriters contributed $200,000 to offset a portion of the Company’s expenses.  A portion of the offering proceeds was used to repay the Company’s outstanding debt of approximately $29.9 million.

-F15-

Proceeds received from the sale of securities	$95,151
Less:
Underwriters’ commission	(3,806)
91,345
Offering related expenses	(548)
Expense credit received from underwriters	200
Total proceeds, net of expenses	$90,997

Use of proceeds:
Purchase of specialized equipment	7,000
Fund acquisitions in 2010	54,031
Repayment of outstanding debt	29,966
Balance retained in working capital, December 31, 2010	$—

-F16-

4.	Business Acquisitions

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

Upon the terms of and subject to the conditions set forth in the Purchase Agreement, the total aggregate consideration paid by the Company to the Seller and the Principal Shareholders consisted of the following:

•	Cash consideration of $52.4 million, paid to the Seller for the membership interests of T.W. LaQuay Dredging;
•	Cash consideration of $4.5 million, paid to the Principal Shareholders for the Channel and Dock Companies and the above mentioned parcels of land; and
•
An additional $4.0 million paid to Seller as a result of an increase in the purchase price of the membership interests by the amount of additional taxes incurred by the Seller arising from the allocation of the membership interests purchase price, as further described in Section 1060 of the U.S. Internal Revenue Code, as amended.

The Purchase Agreement contains customary representations, warranties, covenants and indemnities, including certain post-closing covenants with respect to confidentiality and non-competition.

The following table summarizes the allocation of the purchase price:

Receivables and other short-term assets	$6,723
Property and equipment	$44,925
Accounts payable	$(8,065)
Other accrued liabilities	$(2,776)
Goodwill	$20,072
Total	$60,879

The purchase price has been allocated to the assets acquired and the liabilities assumed using estimated fair values as of the acquisition date.  Working capital items primarily include trade accounts receivable, net of trade accounts payable, which due to their short term nature, the fair value is equal to carrying value.  No values were assigned to the acquisition of the trade name or the value of the contracts in backlog, as such amounts were short term in duration and immaterial in fair value.

The goodwill of $20.1 million arising from the acquisition consists primarily of the synergies and economies of scale expected from the combining of the operations of the Company and TWLD.  The Company and Seller elected to treat the acquisition as an asset purchase for tax purposes.  Including acquisition related costs of approximately $1.2 million, goodwill for tax purposes is approximately $21.3 million, which is amortizable over a 15 year period.

Acquisition related costs of $1.2 million are included in selling, general and administrative expenses in the Company’s income statement for the year ended December 31, 2010.

-F17-

The Company’s condensed consolidated financial statements at December 31, 2010 include results of TWLD for the period since the acquisition.  Pro-forma information is presented below as if the purchase had occurred on January 1 of each reporting period:

	2010	2009
Revenue	$356,936	$334,271
Income before taxes	34,291	39,206
Net income	$22,164	$24,879
Earnings per share:
Basic	$0.82	$1.06
Diluted	$0.82	$1.04

On February 11, 2010, the Company expanded its business into the Pacific Northwest through the purchase of marine construction equipment items including derrick barges, cranes, hammers and ancillary equipment from a private company exiting the marine construction business, for a purchase price of approximately $7.0 million in cash.  The acquisition constitutes a business, as the assets acquired met the definition of a “self-sustaining integrated set of activities and assets capable of being conducted and managed to provide a return to investors, owners, members or participants” and include such items as (a) long-lived assets, such as marine construction equipment, (b) the ability to obtain access to necessary materials or rights, and (c) employees, which collectively are used to bid and obtain projects, which generate contract revenue through our field office in Tacoma, Washington.

The Company applied the principles of ASC 820 regarding the determination of fair values for a variety of applications, including business combinations.  The Company believes that the valuation of $9.2 million reflected the appropriate fair market value under the “in-use” valuation premise, based on the expertise of senior management, as well as reliance on outside sources, such as dealer markets, broker markets and principal to principal markets.

The fair value of the assets acquired of $9.2 million exceeded the fair value of the purchase price of $7.0 million.  Accordingly, the acquisition has been accounted for as a bargain purchase, and, as a result, the Company recognized a gain of $1.6 million (net of all tax effects) associated with the transaction.  The gain is included in the line item “Gain from bargain purchase of a business” in the 2010 Consolidated Statements of Income.

Acquisition related costs of $0.5 million are included in selling, general and administrative expenses in the Company’s income statement for the year ended December 31, 2010.

Discrete financial information is not available for the business prior to the acquisition.

5.	Inventory

Inventory at December 31, 2010 and December 31, 2009, of $3.0 million and $1.5 million, respectively, consists of parts and small equipment held for use in the ordinary course of business.

6.	Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values. We have a note receivable in the amount of $90,000 from a customer, which we believe that the carrying value of the note receivable approximates its fair value, and which bears interest at 10%.

The fair value of the Company’s reporting units (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization.  In 2010, the acquisitions of TWLD and our expansion into the Pacific Northwest resulted in the valuation of fixed assets and goodwill on a non-recurring basis, as presented in the table below:

-F18-

	December 31, 2010	Level 1	Level II	Level III
Assets acquired in business combinations	$54,153	—	—	$53,746
Goodwill and other intangibles	$20,072	—	—	$20,072

7.	Contracts in Progress

Contracts in progress are as follows at December 31, 2010 and December 31, 2009:

	2010	2009
Costs incurred on uncompleted contracts	$268,603	$235,175
Estimated earnings	79,208	61,486
	347,811	296,661
Less: Billings to date	(326,097)	(291,429)
	$21,714	$5,232
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts.	$26,103	$10,868
Billings in excess of costs and estimated earnings on uncompleted contracts.	(4,389)	(5,636)
	$21,714	$5,232

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

-F19-

8.	Property and Equipment

The following is a summary of property and equipment at December 31, 2010 and December 31, 2009:

	2010	2009
Automobiles and trucks	$2,134	$1,409
Building and improvements	13,026	12,832
Construction equipment	122,792	92,230
Dredges and dredging equipment	91,018	44,912
Office equipment	3,527	2,460
	232,498	153,843
Less: accumulated depreciation	(100,170)	(82,671)
Net book value of depreciable assets	132,328	71,172
Construction in progress	13,629	14,389
Land	9,354	5,229
	$155,311	$90,790

For the years ended December 31, 2010, 2009 and 2008 depreciation expense was $19.4 million, $15.5 million, and $14.7 million respectively, substantially all of which is included in the cost of contract revenue in the Company’s Consolidated Statements of Income.  The assets of the Company are pledged as collateral for the Company’s line of credit.

Construction in progress is stated at cost, which includes the cost of materials, labor and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at December 31, 2010 represents construction of material and anchor barges, outfitting of boats and crane barges, and repair and refurbishment of dredges.

9.	Goodwill

The table below summarizes activity related to goodwill as of December 31, 2010 and 2009:

	2010	2009
Beginning balance, January 1	$12,096	$12,096
Additions	20,072	—
Impairment	—	—
Ending balance, December 31	$32,168	$12,096

10.	Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets

2010
Intangible assets, January 1, 2010	$6,900
Additions	—
Total intangible assets, end of year	6,900

Accumulated amortization, January 1, 2010	$(6,862)
Current year amortization	(33)
Total accumulated amortization	(6,895)

Net intangible assets, end of year	$5

-F20-

The Company’s finite-lived intangible assets are estimated to be amortized as follows:

Year Ended December 31,
2011	$5

11.	Accrued Liabilities

Accrued liabilities at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Accrued salaries, wages and benefits	$5,440	$5,195
Accrual for self-insurance liabilities	4,709	2,114
Other accrued expenses	2,314	1,045
	$12,463	$8,354

12.	Long-term Debt and Line of Credit

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

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of December 31, 2010, no amounts had been drawn under the Credit Facility.

-F21-

At December 31, 2010, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $979,221.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

13.	Stockholders’ Equity

Common Stock

In August 2009, pursuant to a shelf registration statement on Form S-3, the Company completed a public offering of 4,830,000 shares of its common stock at $19.70 per share.  The Company received proceeds, net of underwriting commissions, of $91.3 million ($18.91 per share), and paid approximately $548,000 in related offering expenses.

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

Restricted Stock

The following table summarizes the restricted stock activity under the 2005 Plan and LTIP:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at December 31, 2007	102,023	$0.02
Granted	12,042	$8.72
Vested	(38,132)	$0.02
Forfeited/repurchased shares	(11,646)	$0.02
Nonvested at December 31, 2008	64,287	$1.65
Granted	62,189	$19.01
Vested	(36,771)	$0.02
Forfeited/repurchased shares	—	—
Nonvested at December 31, 2009	89,705	$14.36
Granted	82,248	$13.86
Vested	(43,136)	$12.31
Forfeited/repurchased shares	(585)	$0.02
Nonvested at December 31, 2010	128,232	$14.72

Changes to the independent director compensation plan, approved in November 2009, resulted in equity compensation granted to each of the independent directors with a fair value of $60,000, with vesting in six months from the date of grant.  Also in November 2009, the Compensation Committee of the Board of Directors approved grants of stock to its named executive officers, with vesting over a three year period.  In March 2010, certain named executive officers were granted a total of 3,539 shares with a grant date fair value of $17.68 per share.  In November 2010, each independent director received a grant of common stock, which is restricted over the vesting period of six months. Each grant of restricted stock had a fair value of $60,000 on the date of grant.  Also in November 2010, the Compensation Committee of the Board of Directors approved grants of restricted stock, totaling 61,177 shares to its named executive officers, with vesting over a three year period.  The shares had a fair value on the date of grant of $13.69.

-F22-

Stock Options

The following table summarizes the stock option activity under the 2005 Plan and LTIP:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	902,144	$9.44
Granted	451,749	$6.48
Exercised	—	—
Forfeited	(25,553)	$13.65
Outstanding at December 31, 2008	1,328,340	$8.35
Granted	262,934	$19.19
Exercised	(382,852)	$5.06
Forfeited	(22,102)	$11.27
Outstanding at December 31, 2009	1,186,320	$11.76
Granted	217,552	$13.78
Exercised	(82,510)	$8.11
Forfeited	(12,364)	$14.97
Outstanding at December 31, 2010	1,308,998	$12.30

Vested at December 31, 2010 and expected to vest	1,285,910	$12.25	7.85	$2,407
Exercisable at December 31, 2010	804,264	$11.52	7.18	$1,702

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

	2010	2009	2008
Weighted average grant-date fair value of options granted	$6.58	$8.57	$2.52
Risk-free interest rate	1.5%	1.3%	2.9%
Expected volatility	50.3%	66.5%	37%
Expected term of options (in years)	5.4	3.0	6.0
Dividend yield	0%	0%	0%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants.  The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for 2010 is based on the exercise history.

-F23-

In 2008, the expected term was calculated using the “simplified method” as the Company did not have sufficient information regarding historical exercise behavior to accurately estimate the expected term.  For grants made in 2009 and 2010, volatility was calculated based on the Company’s historic stock price.  Volatility was calculated using an average of similar public companies within the Company’s industry in 2008, as the Company did not have sufficient data to accurately estimate volatility of its common stock.  The Company does not anticipate paying dividends in the future.

Compensation expense related to equity award grants totaled $2.5 million, $1.6 million, and $1.1 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was $4.2 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested equity awards, which is expected to be recognized over a weighted average period of 2.2 years.

	2010	2009	2008
Total intrinsic value of options exercised	$799	$5,042	$—-
Total fair value of shares vested	$2,518	$6,367	$1,282

15.	Income Taxes

The following table presents the components of our consolidated income tax expense for each fiscal year ended December 31:

	Current	Deferred	Total
2010
U.S. Federal	$6,658	$5,019	$11,677
State and local	77	205	282
	$6,735	$5,224	$11,959

2009
U.S. Federal	$11,484	$(392)	$11,092
State and local	1,063	(621)	442
	$12,547	$(1,013)	$11,534

2008
U.S. Federal	$9,090	$(2,403)	$6,687
State and local	602	(7)	595
	$9,692	$(2,410)	$7,282

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31 as follows:

	2010	2009	2008
Statutory amount (computed at 35%)	$11,783	$11,048	$7,615
State income tax, net of federal benefit	252	290	385
Permanent differences	(197)	5	(86)
Other (net)	121	191	(632)
Consolidated income tax provision	$11,959	$11,534	$7,282
Consolidated effective tax rate	35.3%	36.5%	33.5%

-F24-

The Company’s deferred tax (assets) liabilities are as follows:

	December 31, 2010		December 31, 2009
	Current	Long- term	Current	Long- term
Assets related to:
Accrued liabilities	$1,482	$—	$837	$—
Intangible assets		2,677		2,814
Allowance for bad debt	—		421
Non-qualified stock options		104		72
Other	312	1,206	241	731
Total assets	1,794	3,987	1,499	3,617

Liabilities related to:
Depreciation and amortization		(20,652)		(15,003)
Other	—	(42)	—	(67)
Total liabilities	—	(20,694)	—	(15,070)
Net deferred assets (liabilities)	$1,794	$(16,707)	$1,499	$(11,453)

As reported in the balance sheet:

	December 31, 2010	December 31, 2009
As reported in the balance sheet:
Net current deferred tax assets	1,794	1,499
Net non-current deferred tax liabilities	(16,707)	(11,453)
Total net deferred tax liabilities:	$(14,913)	$(9,554)

In assessing the realizability of deferred tax assets at December 31, 2010, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income during the periods in which these temporary differences become deductible. As of December 31, 2010, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

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

The Company believes that it has no uncertain tax positions. The Company does not believe that its tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to December 31, 2011.

-F25-

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2007, 2008, 2009 and 2010. The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2010 and 2009, as the Company has not recorded any uncertain tax positions. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

16.	Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. At December 31, 2010, 2009 and 2008, 515,906, 262,934, and 996,489 common stock equivalents, respectively, were not included in the diluted earnings per share calculation, as the effect of these shares would have been anti-dilutive.

We adopted new accounting guidance on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to participate in computing earnings per share under the two-class method. Our non-vested restricted stock awards contain nonforfeitable rights to dividends and consequently are included in the computation of basic earnings per share under the two-class method.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS for each fiscal year ended December 31:

	2010	2009	2008
Basic EPS computation:
Numerator:
Net income	$21,882	$20,030	$14,475

Denominator:
Basic weighted average shares outstanding	26,899,373	23,577,854	21,561,201
Basic earnings per share	$0.81	$0.85	$0.67
Diluted EPS computation:
Total basic weighted average shares outstanding	26,899,373	23,577,854	21,561,201

Effect of dilutive securities:
Common stock options	266,479	402,088	418,334
Total weighted average shares outstanding assuming dilution	27,165,852	23,979,943	21,979,535
Diluted earnings per share	$0.81	$0.84	$0.66

17.	Enterprise Wide Disclosures

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

The Company’s primary customers are governmental agencies in the United States.  The following table represents concentrations of revenue by type of customer for the years ended December 31, 2010, 2009, and 2008.

-F26-

	2010	%	2009	%	2008	%
Federal	$143,697	41%	$54,173	19%	$29,134	11%
State	40,145	11%	24,835	8%	37,340	14%
Local	41,868	12%	82,933	28%	64,713	25%
Private	127,425	36%	131,553	45%	130,615	50%
	$353,135	100%	$293,494	100%	$261,802	100%

Revenues generated outside the United States totaled 5%, 14%, and 7.0% of total revenues for the years ended 2010, 2009 and 2008, respectively.  Revenue generated outside the United States in 2009 was primarily related to construction of a cruise pier and facilities in Haiti.

The Company’s long-lived assets are substantially located in the United States.

Significant customers

The following customers accounted for 10% or more of contract revenues for the years ended December 31, 2010, 2009 and 2008:
	2010	2009	2008
Customer A	28%	16%	N/A
Customer B	10%	N/A	N/A
Customer C	N/A	N/A	10%

18.	Employee Benefits

All employees except the Associate Divers and Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pretax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2010, 2009 and 2008, the Company contributed $1.1 million, $1.0 million, and $0.9 million to the plan in each respective year.

19.	Commitments and Contingencies

Operating Leases

In July 2005, the Company executed a sale-leaseback transaction in which it sold an office building for $2.1 million and entered into a ten year lease agreement. The Company, at its option, can extend the lease for two additional five year terms. Scheduled increases in monthly rent are included in the lease agreement.

The sale of the office building resulted in a gain of $562,000 which has been deferred and amortized over the life of the lease. The Company recognized $54,212 in each of the years ending December 31, 2010, 2009 and 2008, respectively.  Rent expense under this agreement was $170,219, $168,504, and $168,162 for each of the years ending December 31, 2010, 2009 and 2008, respectively.

In 2005, the Company entered into a lease agreement for vehicles under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2010, 2009 and 2008 was $3.6 million, $2.1 million, and $1.4 million, respectively.

The Company leases its corporate office in Houston, Texas under a lease with an initial term of nine years.   In addition, the Company leases other facilities, including office space and yard facilities, under terms that range from one to five years.  The Company also leases short-term field office space at its various construction sites for the duration of the projects.

-F27-

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows:

Amount
Year ended December 31,
2011	$3,491
2012	2,365
2013	1,248
2014	527
2015	293
Thereafter	222
$8,146

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

20.	Subsidiary Guarantors

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

-F28-