Form 10-K/A
period 2010-12-31
Orion Marine Group Inc
filed 2011-04-01
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K for Orion Marine Group, Inc. (the “Company”), for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2011 (the “Original Filing”).  Amendment No. 1 is being filed solely for the purpose of correcting the number of securities to be issued upon exercise of outstanding options, warrants and rights and the weighted average exercise price of outstanding options, warrants and rights in the table “Securities Authorized for Issuance Under Equity Compensation Plans”.  Due to an inadvertent processing error prior to submission, these numbers were not accurately reflected in the Original Filing with the SEC.

We have also included an updated signature page and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and attached as Exhibits 31.1, 31.2 and 32 to this Amendment No. 1

Except as described above, no other changes have been made to the Original Filing, and accordingly, this Amendment No. 1 should be read in conjunction with our Annual Report on Form 10-K and other SEC filings.

ORION MARINE GROUP, INC.

2010 Annual Report on Form 10-K
Table of Contents

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	[

SIGNATURES

Exhibits
31.1    Certification of CEO
31.2    Certification of CFO

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of December 31, 2010:

Plan category	Column A Number of securities to be issued upon exercise of outstanding options, warrants and rights	Column B Weighted average exercise price of outstanding options, warrants and rights	Column C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	1,437,230	$12.52	50,329
Equity compensation plans not approved by shareholders	--	--	--
Total	1,437,230	$12.52	50,329

The weighted average term of outstanding options, warrants and rights as of December 31, 2010 was 7.90 years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION MARINE GROUP, INC.

Date: April 1, 2011	By:	/s/ J. Michael Pearson
J. Michael Pearson President and Chief Executive Officer and Director