Form 10-Q
period 2011-03-31
Orion Marine Group Inc
filed 2011-05-06
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 1, 2011, 27,005,232 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2011

Part I – Financial Information
Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$23,746	$23,174
Accounts receivable:
Trade, net of allowance of $0 and $1,153, respectively	36,857	40,211
Retainage	7,355	10,643
Other	2,519	4,988
Income taxes receivable	7,270	7,668
Note receivable	90	90
Inventory	3,638	2,991
Deferred tax asset	2,199	1,794
Costs and estimated earnings in excess of billings on uncompleted contracts	28,466	26,103
Prepaid expenses and other	2,806	2,076
Total current assets	114,946	119,738
Property and equipment, net	153,749	155,311
Goodwill	32,168	32,168
Intangible assets, net of accumulated amortization	--	5
Other assets	317	357
Total assets	$301,180	$307,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$12,894	25,519
Retainage	350	377
Accrued liabilities	13,030	12,463
Taxes payable	181	262
Billings in excess of costs and estimated earnings on uncompleted contracts	7,042	4,389
Total current liabilities	33,497	43,010
Other long-term liabilities	690	746
Deferred income taxes	17,718	16,707
Deferred revenue	245	260
Total liabilities	52,150	60,723
Commitments and contingencies
Stockholders’ equity:
Common stock -- $0.01 par value, 50,000,000 authorized, 27,017,165 issued; 27,004,934 outstanding at March 31, 2011 and
December 31, 2010	270	270
Treasury stock, 12,231 shares, at cost	--	--
Additional paid-in capital	155,302	154,667
Retained earnings	93,458	91,919
Total stockholders’ equity	249,030	246,856
Total liabilities and stockholders’ equity	$301,180	$307,579

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three Months ended
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	March 31,	March 31,
	2011	2010

Contract revenues	$79,057	$75,556
Costs of contract revenues	68,635	59,960
Gross profit	10,422	15,596
Selling, general and administrative expenses	7,898	10,125
Operating income	2,524	5,471
Other (income) expense
Other income	--	(2,176)
Interest income	(9)	(24)
Interest expense	85	69
Other (income) expense, net	76	(2,131)
Income before income taxes	2,448	7,602
Income tax expense	909	2,821
Net income	$1,539	$4,781

Basic earnings per share	$0.06	$0.18
Diluted earnings per share	$0.06	$0.18
Shares used to compute earnings per share
Basic	27,004,933	26,862,933
Diluted	27,180,094	27,217,659

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
As of March 31, 2011
(Unaudited)
(In Thousands, Except Share Information)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2011	27,017,165	$270	(12,231)	$--	$154,667	$91,919	$246,856
Stock-based compensation					635		635

Net income	—	—			—	1,539	1,539
Balance, March 31, 2011	27,017,165	$270	(12,231)	$--	$155,302	$93,458	$249,030

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended
(Unaudited)
(In Thousands)

	March 31,	March 31,
	2011	2010
Cash flows from operating activities
Net income	$1,539	$4,781
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,531	4,570
Deferred financing cost amortization	33	63
Bad debt expense	--	18
Deferred income taxes	606	(109)
Stock-based compensation	635	770
Gain on sale of property and equipment	(104)	(69)
Gain on bargain purchase from acquisition of business	--	(2,176)
Excess tax benefit from stock option exercise	--	(16)
Change in operating assets and liabilities, excluding effects of businesses acquired:
Accounts receivable	9,111	4,639
Income tax receivable	398	2,769
Inventory	(647)	(700)
Note receivable	--	537
Prepaid expenses and other	(723)	(302)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(2,363)	(8,804)
Accounts payable	(12,078)	(10,120)
Accrued liabilities	1,047	835
Income tax payable	(81)	(434)
Billings in excess of costs and estimated earnings
on uncompleted contracts	2,653	(846)
Deferred revenue	(15)	(14)
Net cash provided by (used in) operating activities	5,542	(4,608)
Cash flows from investing activities:
Proceeds from sale of property and equipment	314	98
Purchase of property and equipment	(5,284)	(7,139)
Acquisition of business in Pacific Northwest	--	(6,653)
Acquisition of TW LaQuay Dredging (net of cash acquired)	--	(64,000)
Net cash used in investing activities	(4,970)	(77,694)
Cash flows from financing activities:
Exercise of stock options	--	321
Excess tax benefit from stock option exercise	--	16
Payments on long-term debt	--	--
Net cash provided by financing activities	--	337
Net change in cash and cash equivalents	572	(81,965)
Cash and cash equivalents at beginning of period	23,174	104,736
Cash and cash equivalents at end of period	$23,746	$22,771
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$2
Taxes	$2	$571

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011
(Unaudited)
(Tabular Amounts in thousands, Except for Share and per Share Amounts)

1.  Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc. and its subsidiaries (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast and the Caribbean Basin.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipelines; mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2010 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Current Year Presentation

Certain reclassifications have been made to prior year’s financial statements to conform to the current year presentation.  These reclassifications were related to the inclusion of financing cost amortization as a component of interest expense and not selling, general and administrative expenses and had no effect on previously reported net income or retained earnings.

2.   Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates.  The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in the 2010 Form 10-K.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at March 31, 2011 and December 31, 2010 consisted primarily of money market mutual funds and overnight bank deposits.

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

At March 31, 2011, 19.6% of our accounts receivable was due from a single customer, and at December 31, 2010, one customer accounted for 17.7% of total receivables. In the three months ended March 31, 2011, two customers generated 39% of total revenues for the period.  In the three months ended March 31, 2010, one customer generated 31% of total  revenue in the period.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2011 and December 31, 2010, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at March 31, 2011 totaled $7.4 million, of which $0.5 million is expected to be collected beyond 2011.  Retention at December 31, 2010 totaled $10.6 million.

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

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by US GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.   The Company accounts for any uncertain tax positions in accordance with the provisions of ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.  The Company has not recorded a liability for uncertain tax positions at December 31, 2010 or March 31, 2011.

Insurance Coverage

The Company maintains insurance coverage for its business and operations.  Insurance related to property, equipment, automobile, general liability, and a portion of workers' compensation is provided through traditional policies, subject to a deductible or deductibles.  A portion of the Company's workers’ compensation exposure is covered through a mutual association, which is subject to supplemental calls.

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

New Accounting Standards

Accounting Standards Update (“ASU”) No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts was issued in December 2010. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this accounting standard update did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

ASU 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations was issued in December 2010.  ASU 2010-29 provides clarification as to the presentation of pro forma revenue and earnings disclosure requirements for business combinations and expands supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company will comply with the provisions of ASU 2010-29 for any future business combinations.

3.  Contracts in Progress

Contracts in progress are as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$283,046	$268,603
Estimated earnings	80,071	79,208
	363,117	347,811
Less: Billings to date	(341,693)	(326,097)
	$21,424	$21,714
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,466	$26,103
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,042)	(4,389)
	$21,424	$21,714

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

4.  Property and Equipment

The following is a summary of property and equipment at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Automobiles and trucks	$2,024	$2,134
Building and improvements	13,109	13,026
Construction equipment	124,323	122,792
Dredges and dredging equipment	92,784	91,018
Office equipment	3,569	3,528
	235,809	232,498
Less: accumulated depreciation	(105,172)	(100,170)
Net book value of depreciable assets	130,637	132,328
Construction in progress	13,758	13,629
Land	9,354	9,354
	$153,749	$155,311

For the three months ended March 31, 2011 and 2010, depreciation expense was $5.5 million and $4.6 million, respectively, substantially all of which is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Income.  The assets of the Company are pledged as collateral for the Company’s line of credit.

6.  Inventory

Inventory at March 31, 2011 and December 31, 2010, of $3.6 million and $3.0 million, respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

7.  Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values. We have a note receivable in the amount of $90,000, for which we believe that the carrying value approximates its fair value, and which bears interest at 10%.

8.  Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Beginning balance, January 1	$32,168	$12,096
Additions	--	20,072
Ending balance	$32,168	$32,168

Intangible assets
The Company’s intangible assets consists primarily of non-compete agreements, which were fully amortized at March 31, 2011.

9.  Long-term Debt and Line of Credit

In June 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and bookrunner; and the Lenders (as defined) from time to time as party thereto.

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

Revolving loans may be designated as prime rate based loans (“ABR Loans”) or Eurodollar Loans, at the Company’s request, and may be made in an integral multiple of $500,000, in the case of an ABR Loan, or $1,000,000 in the case of a Eurodollar Loan.   Swingline loans may only be designated as ABR Loans, and may be made in amounts equal to integral multiples of $100,000.  The Company may convert, change or modify such designations from time to time.  Interest is computed based on the designation of the Loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the Credit Facility may be re-borrowed.

The Credit Facility contains certain restrictive financial covenants that are usual and customary for similar transactions, including;
•	A Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 at all times;
•	A Leverage Ratio of not greater than 2.50 to 1.00 at all times;
•
Minimum Net Worth of not less than a base amount of $180 million, plus the sum of 50% of each prior period consolidated net income plus 50% of the Borrower’s and its subsidiaries consolidated net income for that quarter, plus 75% of all issuances of equity interests by Borrower during that quarter.

In addition, the Credit Facility contains events of default that are usual and customary for similar transactions, including non-payment of principal, interest or fees; inaccuracy of representations and warranties; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of March 31, 2011, no amounts had been drawn under the Credit Facility.

At March 31, 2011, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $979,221.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

10.  Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended March 31, 2011 and 2010 was 37.1% in each period, and differed from the Company’s statutory rate primarily due to state income taxes, the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on its federal tax return, which net effect increased the overall effective tax rate.
.

	Current	Deferred	Total
Three months ended March 31, 2011:
U.S. Federal	$283	$614	$897
State and local	20	(8)	12
	$303	$606	$909
Three months ended March 31, 2010:
U.S. Federal	$2,924	$(111)	$2,813
State and local	6	2	8
	$2,930	$(109)	$2,821

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to March 31, 2012.

11.  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31
	2011	2010
Basic:
Weighted average shares outstanding	27,004,933	26,862,933

Diluted:
Total basic weighted average shares outstanding	27,004,933	26,862,933
Effect of dilutive securities:
Common stock options	175,161	354,726
Total weighted average shares outstanding assuming dilution	27,180,094	27,217,659

Anti-dilutive stock options	890,028	261,813

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

For the three months ended March 31, 2011 and 2010, compensation expense related to stock options outstanding for the periods was $635,000 and $770,000, respectively.  In March 2010, the Company granted options to purchase 3,879 shares of common stock and used the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The option awards granted in March 2010 used the following assumptions:

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

No grants of stock or options was made in the three months ended March 31, 2011.

During the three months ended March 31, 2010, the Company received proceeds of approximately $321,000 from the exercise of 28,318 stock options.  No options were exercised in the three months ended March 31, 2011.

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

The following table represents concentrations of revenue by type of customer for the three months ended March 31, 2011 and 2010.
	Three months ended March 31,
	2011	%	2010	%
Federal……..	$36,645	46%	$27,876	37%
State………..	11,587	15%	7,280	10%
Local……….	10,095	13%	12,924	17%
Private………	20,730	26%	27,476	36%
	$79,057	100%	$75,556	100%

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

16.           Subsequent Event

On May 4, 2011, the Board of Directors of the Company approved a  common share repurchase program that authorizes the repurchase of up to $40 million in open market value. The shares may be repurchased over time, depending on market conditions, the market price of the Company’s common shares, the Company’s capital levels and other considerations. The share repurchase program  is expected to expire one year from the date the Plan was approved by the Company’s Board of Directors.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2010 audited consolidated financial statements and notes thereto included in its 2010 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Form 10-K  and with our unaudited financial statements and related notes appearing elsewhere in this quarterly report.

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada, and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 74% of our revenue in the three months ended March 31, 2011, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Recent Developments and Outlook.  In the first quarter of 2011, we experienced additional pressure on margins primarily as a result of an increase in our estimates for self-insured claims and the strategic decision to continue on a job with additional costs related to adverse site conditions, which are not expected to be reimbursed by the customer.  Looking forward, we continue to experience pricing pressure, increased competition in our markets, and delays in capital infrastructure improvements.  In addition, uncertainties in the level of federal government funding has slowed certain projects put out to bid.  However, despite the uncertain economic and political environments, we continue to see positive long term trends in our end markets, including:
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

Consolidated Results of Operations

Three months ended March 31, 2011 compared with three months ended March 31, 2010

	Three months ended March 31,
	2011		2010

	Amount	Percent	Amount	Percent
Contract revenues	$79,057	100.0%	$75,556	100.0%
Cost of contract revenues	68,635	86.8	59,960	79.4
Gross profit	10,422	13.2	15,596	20.6
Selling, general and administrative expenses	7,898	10.0	10,125	13.4
Operating income	2,524	3.2	5,471	7.2
Other (income) expense
Other income	--	--	(2,176)	(2.9)
Interest (income)	(9)	(0.0)	(24)	0.0
Interest expense	85	0.1	69	0.1
Other (income) expense, net	76	0.1	(2,131)	(2.8)
Income before income taxes	2,448	3.1	7,602	10.0
Income tax expense	909	1.1	2,821	3.7
Net income	$1,539	2.0%	$4,781	6.3%

Contract Revenues. Revenues for the three months ended March 31, 2011 increased approximately 4.6% as compared with the same period last year and is reflective of the size, composition and schedules of the jobs in progress.  Contract revenue generated from public agencies, including the US Corps of Engineers, represented 74% of total revenues in the first quarter of 2011, as compared with 64% of publicly funded projects in the prior year period.  Revenue generated from the private sector was 26% and 36% in the first quarter of 2011 and 2010, respectively.

Gross Profit.   Gross profit was $10.4 million, a decrease of $5.2 million compared with the first quarter of 2010, and gross margin was 13.2%, as compared with 20.6% in the prior year period.  The decrease in profit and margin was due primarily to additional costs related to adverse site conditions on one job in progress, which are not expected to be reimbursed by the customer ($1.3 million); an increase in our estimates for self-insurance claims ($1.1 million) related to two non-fatal job related accidents; and to the difference in pricing leading to reduced margins in the comparison of projects between periods.  Our contract self-performance rate  increased to 87.1% of costs, as compared with a 85.1% self-performance rate in the first quarter of 2010, resulting from the scope of work in the mix of contracts between periods.

Selling, General and Administrative Expense. Selling, general and administrative expenses (“SG&A”) were lower by approximately $2.2 million in the three months ended March 31, 2011 as compared with the first quarter of 2010, which included $1.7 million in costs related to the acquisitions of businesses in the first quarter of 2010.  The balance of the variance related to a decrease in general overhead costs.

Other Income, net of Other Expense.  In 2010, the Company recognized a gain of approximately $2.2 million on the preliminary valuation of the bargain purchase of the business acquired in February of that year.

Income Tax Expense  Our effective rate for the three months ended March 31, 2011 and 2010 was 37.1% in each period, and differed from the Company’s statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on our federal tax return, which net effect increased our overall effective tax rate.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2011, our working capital was $81.5 million, as compared with $76.7 million at December 31, 2010. As of March 31, 2011, we had cash on hand and availability under our revolving credit facility (including an accordion at the Lender’s discretion) of $122.8 million.

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

The following table provides information regarding our cash flows and capital expenditures for the three months ended March 31, 2011 and 2010 (unaudited):

	Three months ended March 31,
	2011	2010
Cash flows provided by (used in) operating activities	$5,542	$(4,608)
Cash flows used in investing activities	$(4,970)	$(77,694)
Cash flows provided by financing activities	$--	$337

Operating Activities. During the three months ended March 31, 2011, our operations provided approximately $5.5million in cash, which was primarily due to the timing of cash receipts and vendor payments, and is not indicative of any fundamental change within working capital components or trend in the underlying business.  In the prior year, changes in non-cash items included a gain on the fair value in excess of the purchase price of a business acquired during the period.

Investing Activities. In the current year, we added to our capital assets in the amount of $5.3 million.  In January 2010, we purchased the membership interest of TW LaQuay Dredging for $60.0 million with an additional $4.0 million held in escrow.  The escrow portion was settled for a final purchase price of $60.9 million.   In February 2010, we purchased a marine construction business for approximately $7.0 million.

Financing Activities. In the three months ended March 31, 2010, we received proceeds from stock option exercises, including related tax benefits of $337,000.

Sources of Capital

In June 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and bookrunner; and the Lenders (as defined) from time to time as party thereto.

The Credit Agreement provides for borrowings of up to $75,000,000 under revolving and swingline loans (as defined in the Credit Agreement) with a $20,000,000 sublimit for the issuance of letters of credit.  An additional $25 million is available under the facility subject to the Lenders’ discretion (together, the “Credit Facility”).  The Credit Facility matures on June 30, 2013, and is guaranteed by the subsidiaries of the Company.  The Credit Facility may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes.Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the Credit Facility may be re-borrowed.

The Credit Facility contains certain restrictive financial covenants that are usual and customary for similar transactions, including;
•	A Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 at all times;
•	A Leverage Ratio of not greater than 2.50 to 1.00 at all times;
•
Minimum Net Worth of not less than a base amount of $180 million, plus the sum of 50% of each prior period consolidated net income plus 50% of the Borrower’s and its subsidiaries consolidated net income for that quarter, plus 75% of all issuances of equity interests by Borrower during that quarter.

In addition, the Credit Facility contains events of default that are usual and customary for similar transactions, including non-payment of principal, interest or fees; inaccuracy of representations and warranties; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of March 31, 2011, no amounts had been drawn under the Credit Facility.

At March 31, 2011, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $979,221.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At March 31, 2011, we believe our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $125 million in surety bonds outstanding.  During the quarter ended March 31, 2011, approximately 74% of projects, measured by revenue, required us to post a bond.

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

Interest rate risk
At March 31, 2011, we had no borrowings under our revolving credit facility or line of credit.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
May 6, 2011	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
May 6, 2011	Mark R. Stauffer
Executive Vice President and Chief Financial Officer