Form 10-Q
period 2011-06-30
Orion Marine Group Inc
filed 2011-08-05
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_________
Commission file number:
1-33891

 ORION MARINE GROUP, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	26-0097459
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

12000 Aerospace Dr. Suite 300 Houston, Texas	77034
(Address of principal executive offices)	(Zip Code)

713-852-6500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive date file required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of August 1, 2011, 26,717,341 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2011

Part I – Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$24,703	$23,174
Accounts receivable:
Trade, net of allowance of $0	34,922	40,211
Retainage	7,145	10,643
Other	1,096	4,988
Income taxes receivable	7,960	7,668
Note receivable	51	90
Inventory	4,102	2,991
Deferred tax asset	2,095	1,794
Costs and estimated earnings in excess of billings on uncompleted contracts	24,853	26,103
Prepaid expenses and other	1,755	2,076
Total current assets	108,682	119,738
Property and equipment, net	152,533	155,311
Goodwill	32,168	32,168
Intangible assets, net of accumulated amortization	—	5
Other assets	285	357
Total assets	$293,668	$307,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$14,252	25,519
Retainage	418	377
Accrued liabilities	10,384	12,463
Taxes payable	—	262
Billings in excess of costs and estimated earnings on uncompleted contracts	4,583	4,389
Total current liabilities	29,637	43,010
Other long-term liabilities	720	746
Deferred income taxes	19,601	16,707
Deferred revenue	231	260
Total liabilities	50,189	60,723
Commitments and contingencies
Stockholders’ equity:
Common stock -- $0.01 par value, 50,000,000 authorized, 27,035,073 and 27,017,165 issued; 26,717,341 and 27,004,934 outstanding at June 30, 2011 and December 31, 2010, respectively	270	270
Treasury stock, 317,731 and 12,231 shares, at cost	(3,003)	—
Additional paid-in capital	155,971	154,667
Retained earnings	90,241	91,919
Total stockholders’ equity	243,479	246,856
Total liabilities and stockholders’ equity	$293,668	$307,579

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30,
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Contract revenues	$70,899	$87,126	$149,956	$162,682
Costs of contract revenues	69,050	67,546	137,685	127,506
Gross profit	1,849	19,580	12,271	35,176
Selling, general and administrative expenses	7,114	8,416	15,012	18,541
Operating (loss)/income	(5,265)	11,164	(2,741)	16,635
Other income (expense)
Gain from bargain purchase of a business	—	—	—	2,176
Interest income	8	8	17	32
Interest expense	(83)	(164)	(169)	(233)
Other income (expense), net	(75)	(156)	(152)	1,975
(Loss)/income before income taxes	(5,340)	11,008	(2,893)	18,610
Income tax (benefit)/expense	(2,124)	3,999	(1,215)	6,820
Net (loss)/income	$(3,216)	$7,009	$(1,678)	$11,790
Basic (loss)/earnings per share	$(0.12)	$0.26	$(0.06)	$0.44
Diluted (loss)/earnings per share	$(0.12)	$0.26	$(0.06)	$0.43
Shares used to compute (loss)/earnings per share
Basic	26,930,353	26,889,672	26,967,643	26,875,797
Diluted	26,930,353	27,200,611	26,967,643	27,209,674

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
As of June 30, 2011
(Unaudited)
(In Thousands, Except Share Information)

	Common Stock			Treasury Stock			Additional Paid-In	Retained
	Shares		Amount	Shares	Amount		Capital	Earnings	Total
Balance, December 31, 2010	27,017,165		$270	(12,231)	—		$154,667	$91,919	$246,856
Stock-based compensation	—		—	—	—		1,122	—	1,122
Exercise of stock options	30,691	—	—			—	182		182
Excess tax benefits from the execise of stock options	—	—	—		—	—			—
Forfeiture of restricted stock	(12,783)		—				—		—
Purchase of treasury stock				(305,500)	(3,003)				(3,003)

Net loss								(1,678)	(1,678)
Balance, June 30, 2011	27,035,073		$270	(317,731)	$(3,003)		$155,971	$90,241	$243,479

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30,
(Unaudited)
(In Thousands)

	2011	2010
Cash flows from operating activities
Net (loss) income	$(1,678)	$11,790
Adjustments to reconcile net (loss) income to net cash provided by (used in)
operating activities:
Depreciation and amortization	11,140	9,136
Deferred financing cost amortization	65	209
Bad debt expense	—	(77)
Deferred income taxes	2,593	(64)
Stock-based compensation	1,122	1,396
Gain on sale of property and equipment	(148)	(143)
Gain on bargain purchase from acquisition of business	—	(2,176)
Excess tax benefit from stock option exercise	—	(59)
Change in operating assets and liabilities, excluding effects of businesses acquired:
Accounts receivable	12,679	(7,311)
Income tax receivable	(292)	(2,027)
Inventory	(1,111)	11
Note receivable	39	1,040
Prepaid expenses and other	328	(485)
Accounts payable	(10,651)	(9,015)
Accrued liabilities	(1,569)	941
Income tax payable	(262)	(282)
Billings in excess of costs and estimated earnings on uncompleted contracts, net	1,444	(5,518)
Deferred revenue	(29)	(27)
Net cash provided by (used in) operating activities	13,670	(2,661)
Cash flows from investing activities:
Proceeds from sale of property and equipment	371	228
Purchase of property and equipment	(9,691)	(16,079)
Acquisition of business in Pacific Northwest	—	(6,653)
Acquisition of TW LaQuay Dredging (net of cash acquired)	—	(64,000)
Net cash used in investing activities	(9,320)	(86,504)
Cash flows from financing activities:
Exercise of stock options	182	528
Excess tax benefit from stock option exercise	—	59
Increase in loan costs	—	(360)
Purchase of shares into treasury	(3,003)	—
Net cash (used in) provided by financing activities	(2,821)	227
Net change in cash and cash equivalents	1,529	(88,938)
Cash and cash equivalents at beginning of period	23,174	104,736
Cash and cash equivalents at end of period	$24,703	$15,798
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$103	$16
Taxes (net of refunds)	$(3,278)	$9,181

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at June 30, 2011 and December 31, 2010 consisted primarily of money market mutual funds and overnight bank deposits.

Risk Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable.

The Company depends on its ability to continue to obtain federal, state and local governmental contracts, and indirectly, on the amount of funding available to these agencies for new and current governmental projects. Therefore, a substantial portion of the Company’s operations may be dependent upon the level and timing of government funding.  Statutory mechanics liens provide the Company high priority in the event of lien foreclosures following financial difficulties of private owners, thus minimizing credit risk with private customers.

At June 30, 2011, 19.5% of our accounts receivable was due from a single customer, and at December 31, 2010, one customer accounted for 17.7% of total receivables. In the three months ended June 30, 2011 two customers generated 36.1% of revenues in the period, and in the three months ended June 30, 2010, one customer generated 24.7% of total revenues. In the six months ended June 30, 2011, three customers represented 45.9% of total revenues, whereas in the comparable period in 2010, one customer generated 27.6% of total revenue.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of June 30, 2011 and December 31, 2010, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at June 30, 2011 totaled $7.1 million, of which $1.1 million is expected to be collected beyond 2011.  Retention at December 31, 2010 totaled $10.6 million.

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

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by US GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.   The Company accounts for any uncertain tax positions in accordance with the provisions of ASC 740-10, Income Taxes, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.  The Company had not recorded a liability for uncertain tax positions at December 31, 2010 or June 30, 2011.

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

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  Goodwill represents the costs in excess of fair values assigned to the underlying net assets in the acquisition.  In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.

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

3.	Contracts in Progress

Contracts in progress are as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Costs incurred on uncompleted contracts	262,121	$268,603
Estimated earnings	63,708	79,208
	325,829	347,811
Less: Billings to date	(305,559)	(326,097)
	$20,270	$21,714
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	24,853	$26,103
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,583)	(4,389)
	$20,270	$21,714

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

4.	Property and Equipment

The following is a summary of property and equipment at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Automobiles and trucks	$1,948	2,134
Building and improvements	13,109	13,026
Construction equipment	126,076	122,792
Dredges and dredging equipment	94,306	91,018
Office equipment	3,769	3,528
	239,208	232,498
Less: accumulated depreciation	(110,727)	(100,170)
Net book value of depreciable assets	128,481	132,328
Construction in progress	14,698	13,629
Land	9,354	9,354
	$152,533	$155,311

For the three months ended June 30, 2011 and 2010, depreciation expense was $5.6 million and $4.6 million, respectively, and for the comparable six month period depreciation expense was $11.1 million and $9.1 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Income.  The assets of the Company are pledged as collateral for the Company’s line of credit.

5.	Inventory

Inventory at June 30, 2011 and December 31, 2010, of $4.1 million and $3.0 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

6.	Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values. We have a note receivable in the amount of $51,000, for which we believe that the carrying value approximates its fair value, and which bears interest at 10%.

7.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Beginning balance, January 1	32,168	$12,096
Additions	—	20,072
Ending balance	$32,168	$32,168

Intangible assets

The Company’s intangible assets consists primarily of non-compete agreements, which were fully amortized at June 30, 2011.

8.	Long-term Debt and Line of Credit

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

The Credit Facility contains certain restrictive financial covenants that are usual and customary for similar transactions, including;

•	A Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 at all times;

•	A Leverage Ratio of not greater than 2.5 to 1.00 at all times;

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

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of June 30, 2011, no amounts had been drawn under the Credit Facility.

At June 30, 2011, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $979,221.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

9.	Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended June 30, 2011 and 2010 was 39.8% and 36.3%,in each period, respectively, and differed from the Company’s statutory rate primarily due to state income taxes, the non-deductibility of certain permanent tax items, such as incentive stock compensation expense, offset in part by the benefit of the domestic production activities deduction on its federal tax return, which net effect increased the overall effective tax rate. For the six month period ended June 30, 2011 and 2010, the effective tax rate was 42% and 36.6%, respectively.

	Current	Deferred	Total
Three months ended June 30, 2011:
U.S. Federal	$(3,997)	$1,924	$(2,073)
State and local	(115)	64	(51)
	$(4,112)	$1,988	$(2,124)
Three months ended June 30, 2010
U.S. Federal	$3,895	$36	$3,931
State and local	58	10	68
	$3,953	$46	$3,999

	Current	Deferred	Total
Six months ended June 30, 2011
U.S. Federal	$(3,714)	$2,538	$(1,176)
State and local	(94)	55	(39)
	$(3,808)	$2,593	$(1,215)
Six months ended June 30, 2010
U.S. Federal	$6,819	$(76)	$6,743
State and local	65	12	77
	$6,884	$(64)	$6,820

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to June 30, 2012.

10.	Earnings Per Share

Basic (loss) earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three and six months ended June 30, 2011, no potential common stock equivalents were included as the effect of such would be anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted (loss) earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic:
Weighted average shares outstanding	26,930,353	26,889,672	26,967,643	26,875,797
Diluted:
Total basic weighted average shares outstanding	26,930,353	26,889,672	26,967,643	26,875,797
Effect of dilutive securities:
Common stock options	—	310,939	—	333,877
Total weighted average shares outstanding assuming dilution	26,930,353	27,200,611	26,967,643	27,209,674
Anti-dilutive stock options	1,188,275	260,811	1,188,275	260,811
Share of Common Stock issued from the Exercise of Stock Options	30,691	27,422	30,691	55,740

11.	Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s stock incentive plans, which include the balance of shares remaining under the 2007 Long Term Incentive Plan (the "2007 LTIP) and the 2011 Long Term Incentive Plan (the "2011 LTIP") which was approved by the shareholders in May 2011.  The 2011 LTIP provides for a maximum aggregate number of shares to be issued of 3,000,000. In general, both plans provide for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but are generally are 10 years from the date of issuance.  Options generally vest over a three to five year period.

For the three months ended June 30, 2011 and 2010, compensation expense related to stock options outstanding for the periods was $486,000 and $623,000, respectively, and for the six month period was $1.1 million and $1.4 million in 2011 and 2010, respectively.  In April 2011, the Company granted options to purchase 5,040 shares of common stock and used the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The option awards granted in April 2011 used the following assumptions:

Expected life of options	5.75 years
Expected volatility	49.6%
Risk-free interest rate	2.28%
Dividend yield	—%
Grant date fair value	$4.96

In the six months ended June 30, 2011, 95,070 unvested options and 12,783 unvested shares were forfeited. The Company applies a 5.5% forfeiture rate to its stock and option grants.

During the three and six months ended June 30, 2011, the Company received proceeds of approximately $182,000 from the exercise of 30,691 options. During the three and six months ended June 30, 2010, the Company received proceeds of approximately $206,000 and $528,000 from the exercise of 27,422 and 55,740 stock options, respectively.

12.	Commitments and Contingencies

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

The following table represents concentrations of revenue by type of customer for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,				Six months ended June 30,
	2011	%	2010	%	2011	%	2010	%
Federal……..	$29,869	42%	$27,116	31%	$66,514	44%	$54,992	34%
State………..	16,054	23%	8,721	10%	27,641	19%	16,001	10%
Local……….	12,044	17%	14,859	17%	22,139	15%	27,782	17%
Private………	12,932	18%	36,430	42%	33,662	22%	63,907	39%
	$70,899	100%	$87,126	100%	$149,956	100%	$162,682	100%

The Company’s long-lived assets are substantially located in the United States.

14.	Subsidiary Guarantors

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

15.	Purchase of Common Shares

On May 4, 2011, the Board of Directors of the Company approved a  common share repurchase program that authorizes the repurchase of up to $40 million in open market value. The shares may be repurchased over time, depending on market conditions, the market price of the Company’s common shares, the Company’s capital levels and other considerations. The share repurchase program  is expected to expire one year from the date the Plan was approved by the Company’s Board of Directors. During the three months ended June 30, 2011, the Company repurchased 305,500 shares at an average price of $9.83per share.

16.    Capitalization Structure

Pursuant to its amended and restated certificate of incorporation, the Company has the authority to issue and aggregate of 60,000,000 share of capital stock, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred, both with $0.01 par value.

At June 30, 2011, and December 31, 2010, the Company had issued 27,035,073 and 27,017,165 shares of common stock, respectively, of which 26,717,341 shares were outstanding at June 30, 2011 and 27,004,933 were outstanding at December 31, 2010.

As discussed in Note 15, above, the Company repurchased 305,500 shares into treasury in the second quarter of 2011 at an aggregate cost of $3.0 million. At June 30, 2011, shares held in treasury by the Company totaled 317,731.

No shares of preferred stock had been issued or were outstanding at June 30, 2011 and December 31, 2010.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the customer.. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada, and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 82% of our revenue in the three months ended June 30, 2011, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Recent Developments and Outlook.  In the second quarter of 2011, we continued to experience pricing pressure on margins, increased competition in our markets, and delays in capital infrastructure projects, particularly in the level of federal government funding, which has slowed the pace of projects put out to bid. Continued delays in Navy and Corps of Engineers project lettings, as well as the overall uncertainty regarding federal government budget and funding processes could have an adverse effect on our business, financial condition and results of operations. We have responded to these pressures by implementing cost cutting measures to right-size our cost structure, facilities and overhead.

In the short-term, projects involving dredging services will be impacted by the pace of Corps of Engineer project lettings;

Continued pressure on marine construction margins, due to increased competition and pricing will affect us in the near-term.

In the long-term, however, we see positive trends in our end markets, including:

•	Waterways continue to silt in, which has been exacerbated by the Mississippi River flooding this spring, and require dredging;

•	On-going demand for marine construction services; and

•
As a result of recent cargo volume increases and expected future demands as larger ships begin to transit the Panama Canal, we expect ports in our geographic area to require additional dredging services and port infrastructure expansion.

Our focus in 2011 is to manage our business effectively and efficiently, while maintaining pricing discipline; to closely monitor the costs of our operations; and to maintain our strong balance sheet.

Consolidated Results of Operations

Three months ended June 30, 2011 compared with three months ended June 30, 2010

	Three months ended June 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$70,899	100.0%	$87,126	100.0%
Cost of contract revenues	69,050	97.4	67,546	77.5
Gross profit	1,849	2.6	19,580	22.5
Selling, general and administrative expenses	7,114	10.0	8,416	9.7
Operating (loss) income	(5,265)	(7.4)	11,164	12.8
Other income (expense)
Other income	—	—	—	—
Interest income	8	—	8	—
Interest (expense)	(83)	(0.1)	(164)	(0.2)
Other expense, net	(75)	(0.1)	(156)	(0.2)
(Loss) income before income taxes	(5,340)	(7.5)	11,008	12.6
Income tax (benefit) expense	(2,124)	(3.0)	3,999	4.6
Net (loss) income	$(3,216)	(4.5)%	$7,009	8.0%

Contract Revenues. Revenues for the three months ended June 30, 2011 decreased approximately 18.6% as compared with the same period last year. The decrease was due to changes in the size, composition and schedules of the jobs in each period. In the second quarter of 2011, delays in capital infrastructure projects, particularly in the level of federal government funding, has slowed the pace of projects being put out for bid, thereby creating gaps between project end dates and the remobilization of equipment. In addition, the flooding of the Mississippi River system delayed receipt of our notice to proceed on one project, thereby shifting revenue to later periods. Contract revenue generated from public agencies, including the US Corps of Engineers, represented 82% of total revenues in the second quarter of 2011, as compared with 58% of publicly funded projects in the prior year period. Revenue generated from the private sector was 18% and 42% in the second quarter of 2011 and 2010, respectively, and is reflective of the shift in work toward the public sector due to additional dredging assets purchased in 2010 and to a weak economy.

Gross Profit.   Gross profit was $1.8 million, a decrease of $17.7 million compared with the second quarter of 2010. As compared with prior year, the variance is primarily related to underutilized equipment and to crews idled when projects completed. Equipment costs, such as depreciation expense, as a result of acquisitions completed in 2010, and maintenance and repairs, mainly on dredging assets, also increased between periods. These repairs are necessary to support the fleet and prepare the equipment for future work. Gross margin in the second quarter was 2.6% as compared to 22.5% in the prior year quarter. The variance between periods related to the factors described above, to pricing pressure, and to the mix and scope of the contracts in projects in the current year as compared with the second quarter of 2010. Our contract self-performance rate during the second quarter of 2011 was approximately 86% of costs, slightly improved from the prior year second quarter, when the rate was 85%, as measured by costs

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses decreased by $1.3 million as compared with the second quarter of 2010, primarily due to cost cutting measures put in place in June, including the elimination of bonus expense, offset in part by higher than expected group medical costs..

Income Tax (Benefit) Expense  Our effective rate for the three months ended June 30, 2011 was 39.8% and in the three months ended June 30, 2010 was 36.3%. and differed from the Company’s statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

	Six months ended June 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$149,956	100.0%	$162,682	100.0%
Cost of contract revenues	137,685	91.8	127,506	78.4
Gross profit	12,271	8.2	35,176	21.6
Selling, general and administrative expenses	15,012	10.0	18,541	11.4
Operating (loss) income	(2,741)	(1.8)	16,635	10.2
Other income (expense)
Gain from bargain purchase of a business	—	—	2,176	1.3
Interest income	17	—	32	—
Interest (expense)	(169)	(0.1)	(233)	(0.1)
Other (expense) income, net	(152)	(0.1)	1,975	1.2
(Loss) before income taxes	(2,893)	(1.7)	18,610	11.4
Income tax (benefit) expense	(1,215)	(0.8)	6,820	4.2
Net (loss) income	$(1,678)	(0.9)%	$11,790	7.2%

Contract Revenues. Revenues for the six months ended June 30, 2011 decreased approximately 7.8% as compared with the comparable period last year. The decrease was due to changes in the size, composition and schedules of the jobs in each period. In the second quarter of 2011, delays in capital infrastructure projects, particularly the level of federal government funding, has slowed projects put out to bid, thereby creating gaps between project ends and project starts. Contract revenue generated from public agencies, including the US Corps of Engineers, represented 78% of total revenues in the first six months of 2011, as compared with 61% of publicly funded projects in the prior year period. Revenue generated from the private sector was 22% and 39% in the first six months of 2011 and 2010, respectively.

Gross Profit.   Gross profit was $12.3 million in the six month period ended June 30, 2011, a decrease of $22.9 million compared with the six months ended June 30, 2010, primarily related to increased equipment costs, including an increase in depreciation as a result of acquisitions completed in 2010, and to maintenance and repairs, mainly on dredging assets. Gross profit was impacted additionally by underutilized equipment and to crews idled when projects completed, and by an increase in our estimated for self-insurance claims, related to two non-fatal job related accidents. Gross margin in the in the first six months of 2011 was 8.2%, as compared with 21.6% in the prior year period. The variance between periods related to the factors described above, to pricing pressure, and to the mix and scope of the contracts in projects in the current year as compared with the same period last year. Our contract self-performance rate during the period was approximately 86% of costs, slightly improved from the first six months of 2010, when the rate was 85%, as measured by costs.

Selling, General and Administrative Expense. SG&A expenses were lower by approximately $3.5 million in the six months ended June 30, 2011 as compared with the six months ended June 30, 2010, primarily related to cost cutting measures put in place in June, including the elimination of bonus expense, offset in part by higher than expected group medical costs.. In addition, SG&A expenses in the prior year included $1.7 million in costs related to the acquisitions of businesses in the first quarter of 2010.

Other Income, net of Other Expense.  In 2010, the Company recognized a gain of approximately $2.2 million on the preliminary valuation of the bargain purchase of the business acquired in February of that year.

Income Tax (Benefit) Expense  Our effective rate for the six months ended June 30, 2011 and 2010 was 42.0% and 36.6%, respectively, and differed from the Company’s statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense.

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which typically ranges from three to nine months, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. In addition, many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Backlog at June 30, 2011 was $119.8 million, as compared with $218.1 million at June 30, 2011.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2011, our working capital was $79.0 million, as compared with $76.7 million at December 31, 2010. As of June 30, 2011, we had cash on hand and availability under our revolving credit facility (including an accordion at the Lender’s discretion) of $124.7 million.

Continued pressures on revenue resulting from delays in project lettings by the Navy and Corps of Engineers and reduced margins due to increased competition and pricing pressure could have an adverse affect on liquidity in the future. However, we expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities for at least the next 12 months.  We believe our cash position, combined with the capacity available under our revolving credit facility, is adequate for our general business requirements.

The following table provides information regarding our cash flows and capital expenditures for the three months ended June 30, 2011 and 2010 (unaudited):

	Six months ended June 30,
	2011	2010
Cash flows provided by (used in) operating activities	$13,670	$(2,661)
Cash flows used in investing activities	$(9,320)	$(86,504)
Cash flows (used in) provided by financing activities	$(2,821)	$227

Operating Activities. During the three months ended June 30, 2011, our operations provided approximately $13.7 million in cash, which was primarily due to the timing of cash receipts and vendor payments, and is not indicative of any fundamental change within working capital components or trend in the underlying business.  In the prior year, changes in non-cash items included a gain on the fair value in excess of the purchase price of a business acquired during the period.

Investing Activities. In the current year, additions to our capital assets were $9.7 million, a decrease as compared with $16.1 milllion in the prior year period.  In January 2010, we purchased the membership interest of TW LaQuay Dredging for $60.0 million with an additional $4.0 million held in escrow.  The escrow portion was settled for a final purchase price of $60.9 million.   In February 2010, we purchased a marine construction business for approximately $7.0 million.

Financing Activities. In the six months ended June 30, 2011, we purchased 305,500 shares of our common stock into treasury for a total cost of approximately $3.0 million. In addition, we received proceeds from stock option exercises of $183,000, a decrease of approximately $346,000 as compared with the prior year period.

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

•
Minimum Net Worth of not less than a base amount of $180,000,000, plus the sum of 50% of each prior period consolidated net income plus 50% of the Borrower’s and its subsidiaries consolidated net income for that quarter, plus 75% of all issuances of equity interests by Borrower during that quarter.

In addition, the Credit Facility contains events of default that are usual and customary for similar transactions, including non-payment of principal, interest or fees; inaccuracy of representations and warranties; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of June 30, 2011, no amounts had been drawn under the Credit Facility.

At June 30, 2011, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $979,221.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At June 30, 2011, we believe our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $100 million in surety bonds outstanding.  During the quarter ended June 30, 2011, approximately 82% of projects, measured by revenue, required us to post a bond.

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

Interest rate risk
At June 30, 2011, we had no borrowings under our revolving credit facility or line of credit.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.

Item 4.                      Controls and Procedures

•
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

•
Changes in Internal Controls.  There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

For information about litigation involving us, see Note 12 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1of Part II.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2010 Form 10-K

Item 6.                      Exhibits

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Form S-1 filed with the Securities and Exchange Commission on August 20, 2007

3.2	Amended and Restated Bylaws of Orion Marine Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Form S-1 filed with the Securities and Exchange Commission on August 20, 2007
4.1
Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company's Form S-1 filed with the Securities and Exchange Commission on August 20, 2007)

10.1*+    Employment Agreement dated January 1, 2011 between Orion Marine Group, Inc. and Mark R. Stauffer

10.2*+    First Amendment to Employment Agreement between Orion Marine Group, Inc. and James L. Rose dated March 30, 2011.

10.3*+    First Amendment to Employment Agreement between Orion Marine Group, Inc. and Peter R. Buchler, dated June 30, 2011.

31.1*    Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*    Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 20

32.1*    Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS    XBRL Instance Document
101.SCH    XBRL Taxonomy Extension Schema Document
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    XBRL Taxonomy Extension Label Linkbase Document
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith
+ management or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
August 5, 2011	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
August 5, 2011	Mark R. Stauffer
Executive Vice President and Chief Financial Officer