Form 10-Q
period 2011-09-30
Orion Marine Group Inc
filed 2011-11-03
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of November 1, 2011, 27,119,191 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2011

Part I – Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$35,188	$23,174
Accounts receivable:
Trade, net of allowance of $0	22,873	40,211
Retainage	7,153	10,643
Other	885	4,988
Income taxes receivable	12,810	7,668
Note receivable	51	90
Inventory	3,400	2,991
Deferred tax asset	1,815	1,794
Costs and estimated earnings in excess of billings on uncompleted contracts	14,209	26,103
Prepaid expenses and other	1,133	2,076
Total current assets	99,517	119,738
Property and equipment, net	149,540	155,311
Accounts receivable, long-term	1,410	—
Goodwill	32,168	32,168
Intangible assets, net of accumulated amortization	—	5
Other assets	245	357
Total assets	$282,880	$307,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$9,949	25,519
Retainage	352	377
Accrued liabilities	8,227	12,463
Taxes payable	—	262
Billings in excess of costs and estimated earnings on uncompleted contracts	4,225	4,389
Total current liabilities	22,753	43,010
Other long-term liabilities	776	746
Deferred income taxes	21,174	16,707
Deferred revenue	217	260
Total liabilities	44,920	60,723
Commitments and contingencies
Stockholders’ equity:
Common stock -- $0.01 par value, 50,000,000 authorized, 27,436,922 and 27,017,165 issued; 27,119,191 and 27,004,934 outstanding at September 30, 2011 and December 31, 2010, respectively	274	270
Treasury stock, 317,731 and 12,231 shares, at cost	(3,003)	—
Additional paid-in capital	156,666	154,667
Retained earnings	84,023	91,919
Total stockholders’ equity	237,960	246,856
Total liabilities and stockholders’ equity	$282,880	$307,579

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30,
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Contract revenues	$54,583	$100,024	$204,539	$262,706
Costs of contract revenues	57,014	81,594	194,699	209,100
Gross profit (loss)	(2,431)	18,430	9,840	53,606
Selling, general and administrative expenses	6,631	6,949	21,643	25,490
Operating (loss)/income	(9,062)	11,481	(11,803)	28,116
Other income (expense)
Gain from bargain purchase of a business	—	—	—	2,176
Other income	44	—	44	—
Interest income	5	11	22	43
Interest expense	(95)	(89)	(263)	(322)
Other income (expense), net	(46)	(78)	(197)	1,897
(Loss)/income before income taxes	(9,108)	11,403	(12,000)	30,013
Income tax (benefit)/expense	(2,890)	4,305	(4,104)	11,125
Net (loss)/income	$(6,218)	$7,098	$(7,896)	$18,888
Basic (loss)/earnings per share	$(0.23)	$0.26	$(0.29)	$0.70
Diluted (loss)/earnings per share	$(0.23)	$0.26	$(0.29)	$0.70
Shares used to compute (loss)/earnings per share
Basic	26,909,559	26,899,591	26,946,482	26,883,815
Diluted	26,909,559	27,094,326	26,946,482	27,165,987

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
As of September 30, 2011
(Unaudited)
(In Thousands, Except Share Information)

	Common Stock			Treasury Stock			Additional Paid-In	Retained
	Shares		Amount	Shares	Amount		Capital	Earnings	Total
Balance, December 31, 2010	27,017,165		$270	(12,231)	—		$154,667	$91,919	$246,856
Stock-based compensation	—		—	—	—		1,818	—	1,818
Exercise of stock options	32,123		—				185		185
Issue restricted stock	400,417		4				(4)		—
Excess tax benefits from the exercise of stock options	—	—	—		—	—			—
Forfeiture of restricted stock	(12,783)		—				—		—
Purchase of treasury stock				(305,500)	(3,003)				(3,003)

Net loss								(7,896)	(7,896)
Balance, September 30, 2011	27,436,922		$274	(317,731)	$(3,003)		$156,666	$84,023	$237,960

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30,
(Unaudited)
(In Thousands)

	2011	2010
Cash flows from operating activities
Net (loss) income	$(7,896)	$18,888
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,738	14,061
Deferred financing cost amortization	98	231
Bad debt expense (recoveries)	165	(328)
Deferred income taxes	4,446	332
Stock-based compensation	1,818	1,876
Gain on sale of property and equipment	(184)	(357)
Gain on bargain purchase from acquisition of business	—	(2,176)
Excess tax benefit from stock option exercise	—	(59)
Change in operating assets and liabilities, excluding effects of businesses acquired:
Accounts receivable	23,356	3,100
Income tax receivable	(5,142)	75
Inventory	(409)	(883)
Note receivable	39	1,214
Prepaid expenses and other	957	637
Accounts payable	(15,022)	(2,967)
Accrued liabilities	(3,670)	3,633
Income tax payable	(262)	(10)
Billings in excess of costs and estimated earnings on uncompleted contracts, net	11,730	(18,347)
Deferred revenue	(43)	(41)
Net cash provided by operating activities	26,719	18,879
Cash flows from investing activities:
Proceeds from sale of property and equipment	807	526
Purchase of property and equipment	(12,694)	(25,071)
Acquisition of business in Pacific Northwest	—	(6,653)
Acquisition of TW LaQuay Dredging (net of cash acquired)	—	(64,000)
Net cash used in investing activities	(11,887)	(95,198)
Cash flows from financing activities:
Exercise of stock options	185	528
Issuance of restricted stock	—	—
Excess tax benefit from stock option exercise	—	59
Increase in loan costs	—	(404)
Purchase of shares into treasury	(3,003)	—
Net cash (used in) provided by financing activities	(2,818)	183
Net change in cash and cash equivalents	12,014	(76,136)
Cash and cash equivalents at beginning of period	23,174	104,736
Cash and cash equivalents at end of period	$35,188	$28,600
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$160	$84
Taxes (net of refunds)	$(3,185)	$10,696

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2011
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at September 30, 2011 and December 31, 2010 consisted primarily of money market mutual funds and overnight bank deposits.

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

At September 30, 2011, 16.3% of our accounts receivable was due from a single customer, and at December 31, 2010, one customer accounted for 17.7% of total receivables. In the three months ended September 30, 2011 four customers generated 64.3% of revenues in the period, of which one was the US Army Corps of Engineers (the "Corps"), which generated 26% of total revenues, and in the three months ended September 30, 2010, two customers generated 47.5% of total revenues, of which the Corps represented 35%. In the nine months ended September 30, 2011, two customers represented 36.1% of total revenues, of which one was the Corps, at 24.6% of total revenues, whereas in the comparable period in 2010, the Corps generated 30.3% of total revenue. Revenue and receivables are a reflection of the nature, scope, schedules and customer base of projects under contract at a given point in time. The Company believes that the loss of a single customer, other than the Corps, would not have a material adverse effect on the Company and its subsidiaries and affiliates.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. In the three months ended September 30, 2011, the Company identified and recorded $165,000 of bad debt expense, of which over half related to quantity adjustments on projects acquired in 2010 from the acquisition of the dredging business of T.W. LaQuay Dredging. As of September 30, 2011 and December 31, 2010, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at September 30, 2011 totaled $7.2 million, of which $0.2 million is expected to be collected beyond 2011.  Retention at December 31, 2010 totaled $10.6 million.

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

Level I – Quoted prices in active markets for identical, unrestricted assets or liabilities.
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

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by US GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.   The Company accounts for any uncertain tax positions in accordance with the provisions of ASC 740-10, Income Taxes, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.  The Company had not recorded a liability for uncertain tax positions at December 31, 2010 or September 30, 2011.

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

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  Goodwill represents the costs in excess of fair values assigned to the underlying net assets in the acquisition.  In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired. New accounting guidance was recently issued that will allow the Company to qualitatively assess the likelihood that the carrying value of its reporting units is less than fair value in lieu of, or prior to, performance of step one of the impairment test process.

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

ASU 2011-08, Intangibles -- Goodwill and Other (Topic 350): Testing Goodwill for Impairment was issued in September 2011. This accounting standard update amends accounting guidance on goodwill impairment testing, and is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. In addition, this amendment expands upon examples of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This accounting standard update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Early adoption of this standard in September 2011 did not have an impact on the Company's financial position, results or operations or cash flows, as it is intended to simplify the assessment of goodwill impairment.

3.	Contracts in Progress

Contracts in progress are as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$270,277	$268,603
Estimated earnings	51,414	79,208
	321,691	347,811
Less: Billings to date	(311,707)	(326,097)
	$9,984	$21,714
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	14,209	$26,103
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,225)	(4,389)
	$9,984	$21,714

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

4.	Property and Equipment

The following is a summary of property and equipment at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Automobiles and trucks	$1,552	$2,134
Building and improvements	13,361	13,026
Construction equipment	130,525	122,792
Dredges and dredging equipment	94,831	91,018
Office equipment	3,802	3,528
	244,071	232,498
Less: accumulated depreciation	(114,881)	(100,170)
Net book value of depreciable assets	129,190	132,328
Construction in progress	10,996	13,629
Land	9,354	9,354
	$149,540	$155,311

For the three months ended September 30, 2011 and 2010, depreciation expense was $5.6 million and $4.9 million, respectively, and for the comparable nine month period depreciation expense was $16.7 million and $14.0 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Income.  The assets of the Company are pledged as collateral for the Company’s line of credit.

5.	Inventory

Inventory at September 30, 2011 and December 31, 2010, of $3.4 million and $3.0 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

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

7.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Beginning balance, January 1	32,168	$12,096
Additions	—	20,072
Ending balance	$32,168	$32,168

8.	Long-term Debt and Line of Credit

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

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of September 30, 2011, no amounts had been drawn under the Credit Facility, and the Company's availability under the Credit Facility was approximately $74.9 million.

At September 30, 2011, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $979,221.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

9.	Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended September 30, 2011 and 2010 was 31.7% and 37.8%, in each period, respectively. For the nine month period ended September 30, 2011 and 2010, the effective tax rate was 34.2% and 37.1%, respectively. This differed from the Company’s statutory rate of 35% primarily due to state income taxes, and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense.

	Current	Deferred	Total
Three months ended September 30, 2011:
U.S. Federal	$(4,927)	$2,106	$(2,821)
State and local	(160)	91	(69)
	$(5,087)	$2,197	$(2,890)
Three months ended September 30, 2010:
U.S. Federal	$3,752	$328	$4,080
State and local	158	67	225
	$3,910	$395	$4,305

	Current	Deferred	Total
Nine months ended September 30, 2011
U.S. Federal	$(8,638)	$4,643	$(3,995)
State and local	(256)	147	(109)
	$(8,894)	$4,790	$(4,104)
Nine months ended September 30, 2010
U.S. Federal	$10,570	$253	$10,823
State and local	223	79	302
	$10,793	$332	$11,125

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to September 30, 2012.

10.	Earnings Per Share

Basic (loss) earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three and nine months ended September 30, 2011, no potential common stock equivalents were included as the effect of such would be anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted (loss) earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic:
Weighted average shares outstanding	26,909,559	26,899,591	26,946,482	26,883,815
Diluted:
Total basic weighted average shares outstanding	26,909,559	26,899,591	26,946,482	26,883,815
Effect of dilutive securities:
Common stock options	—	194,735	—	282,172
Total weighted average shares outstanding assuming dilution	26,909,559	27,094,326	26,946,482	27,165,987
Anti-dilutive stock options	2,132,469	539,351	2,132,469	283,340
Share of Common Stock issued from the Exercise of Stock Options	1,433	224	32,123	55,964

11.	Stock-Based Compensation

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

For the three months ended September 30, 2011 and 2010, compensation expense related to stock based awards outstanding for the periods was $697,000 and $481,000, respectively, and for the nine month period was $1.8 million and $1.9 million in 2011 and 2010, respectively.

In August 2011, the Company granted options to purchase 948,760 shares of common stock and used the Black Scholes option pricing model to estimate the fair value of stock-based awards. The option awards granted in August 2011 used the following assumptions:

Expected life of options	7.5 years
Expected volatility	68.5%
Risk-free interest rate	1.47%
Dividend yield	—%
Grant date fair value	$4.03

Also in August 2011, the Company granted 400,417 shares of restricted common stock to its named executive officers and directors. The fair value on the date of grant was $6.00 per share. By the terms of the 2011 LTIP, these shares may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered during the applicable restricted period. The restricted period for the Company's directors is over a six month period, and for the named executive officers is over a five year period, in each case commencing from the date of grant. Compensation expense to be recorded over the restricted period of six months for the director grants is $240,000, and expense over the five year restricted period for the named executive officers is approximately $2.2 million.

In April 2011, the Company granted options to purchase 5,040 shares of common stock and used the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  The option awards granted in April 2011 used the following assumptions:

Expected life of options	5.75 years
Expected volatility	49.6%
Risk-free interest rate	2.28%
Dividend yield	—%
Grant date fair value	$4.96

The Company applies a 5.5% forfeiture rate to its restricted stock and option grants.

In the nine months ended September 30, 2011, 57,177 unvested options and 12,783 unvested shares were forfeited. In the nine months ended September 30, 2011, 41,026 vested options expired unexercised. At September 30, 2011, the Company's unrecognized compensation expense related to options awards was approximately $5.2 million, to be recognized over approximately 3 years.

During the three and nine months ended September 30, 2011, the Company received proceeds of approximately $3,000 and $185,000 from the exercise of 1,433 and 32,124 options, respectively. During the three and nine months ended September 30, 2010, the Company received proceeds of approximately $1,000 and $528,000 from the exercise of 224 and 55,964 stock options, respectively.

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

The following table represents concentrations of revenue by type of customer for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,				Nine months ended September 30,
	2011	%	2010	%	2011	%	2010	%
Federal……..	$24,175	44%	$45,136	45%	$91,377	45%	$100,128	38%
State………..	9,559	18%	10,363	10%	41,631	20%	26,364	10%
Local……….	12,644	23%	4,627	5%	34,820	17%	32,409	12%
Private………	8,205	15%	39,898	40%	36,711	18%	103,805	40%
	$54,583	100%	$100,024	100%	$204,539	100%	$262,706	100%

The Company’s long-lived assets are substantially located in the United States.

14.	Subsidiary Guarantors

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

On May 4, 2011, the Board of Directors of the Company approved a  common share repurchase program that authorizes the repurchase of up to $40 million in open market value. The shares may be repurchased over time, depending on market conditions, the market price of the Company’s common shares, the Company’s capital levels and other considerations. The share repurchase program  is expected to expire one year from the date the Plan was approved by the Company’s Board of Directors. During the three and nine months ended September 30, 2011, the Company repurchased 0 and 305,500 shares at an average price of $9.83 per share.

16.    Capitalization Structure

Pursuant to its amended and restated certificate of incorporation, the Company has the authority to issue an aggregate of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred, both with $0.01 par value.

At September 30, 2011, and December 31, 2010, the Company had issued 27,436,922 and 27,017,165 shares of common stock, respectively, of which 27,119,191 shares were outstanding at September 30, 2011 and 27,004,933 were outstanding at December 31, 2010.

As discussed in Note 15, above, the Company repurchased 305,500 shares into treasury in the second quarter of 2011 at an aggregate cost of $3.0 million. At September 30, 2011, shares held in treasury by the Company totaled 317,731.

No shares of preferred stock had been issued or were outstanding at September 30, 2011 and December 31, 2010.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada, and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 85% of our revenue in the three months ended September 30, 2011, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Recent Developments and Outlook.  We continue to experience pricing pressure on margins, increased competition in our markets, and delays in capital infrastructure projects, particularly in the level of federal government funding, which has slowed the pace of projects put out to bid. Continued delays in Navy and Corps of Engineers project lettings, due to the overall uncertainty regarding federal government budget and funding processes, as well as the general malaise in the economy, could have an adverse effect on our business, financial condition and results of operations. We have responded to these pressures by implementing cost cutting measures to right-size our cost structure, facilities and overhead, while continuing to bid responsibly.

Despite these uncertainties, we increased backlog during the quarter as compared with the second quarter of 2011, and, in the long-term, we see positive trends in demands for our services in our end markets, including:

•	Inland waterways continue to silt in, which has been exacerbated by the Mississippi River flooding this spring, and require dredging;

•	On-going demand for marine construction services; and

•
As a result of recent cargo volume increases and expected additional future demands as larger ships begin to transit the Panama Canal, we expect ports in our geographic area to require additional dredging services and port infrastructure expansion.

Our focus in 2011 is to manage our business effectively and efficiently, while maintaining pricing discipline; to closely monitor the costs of our operations; and to maintain our strong balance sheet.

Consolidated Results of Operations

Three months ended September 30, 2011 compared with three months ended September 30, 2010

	Three months ended September 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$54,583	100.0%	$100,024	100.0%
Cost of contract revenues	57,014	104.5	81,594	81.6
Gross profit (loss)	(2,431)	(4.5)	18,430	18.4
Selling, general and administrative expenses	6,631	12.1	6,949	6.9
Operating (loss) income	(9,062)	(16.6)	11,481	11.5
Other income (expense)
Gain from bargain purchase of a business	—	—	—	—
Other income	44	0.1	—	—
Interest income	5	—	11	—
Interest (expense)	(95)	(0.2)	(89)	(0.2)
Other expense, net	(46)	(0.1)	(78)	(0.2)
(Loss) income before income taxes	(9,108)	(16.7)	11,403	11.3
Income tax (benefit) expense	(2,890)	(5.3)	4,305	4.3
Net (loss) income	$(6,218)	(11.4)%	$7,098	7.0%

Contract Revenues. Revenues for the three months ended September 30, 2011 decreased approximately 45% as compared with the same period last year, reflecting a general slowdown in the letting of contracts by government agencies faced with budgetary constraints. The decrease was due primarily to gaps between project end dates and the remobilization of equipment to new projects. In addition, we were unable to commence work as expected on two major projects due to permitting and other factors beyond our control, which has shifted revenue to later periods. Contract revenue generated from public agencies, including the US Corps of Engineers, represented 85% of total revenues in the third quarter of 2011, as compared with 60% of publicly funded projects in the prior year period. Revenue generated from the private sector was 15% and 40% in the third quarter of 2011 and 2010, respectively. The shift in work toward the public sector is due in part to the dredging assets purchased in 2010, which added to our capacity to bid on federal projects, as well as to the weak economy, which has reduced capital expenditure spending by the private sector.

Gross Profit.   Gross profit for the third quarter was a negative $2.4 million. As compared with prior year period, the variance is primarily related to underutilized equipment and to crews idled when projects completed. Equipment costs, including depreciation expense, as a result of acquisitions completed in 2010 also increased between periods. Gross margin in the third quarter was a negative 4.5% as compared to a positive 18.4% in the prior year quarter. The variance between periods related to the factors described above, to pricing pressure, and to the mix and scope of the contracts in projects in the current year as compared with the third quarter of 2010. Our contract self-performance rate during the third quarter of 2011 was approximately 81% of costs, slightly higher than the prior year third quarter, when the rate was 79%, as measured by costs.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses decreased by $0.3 million as compared with the third quarter of 2010, primarily due to cost cutting measures put in place during the year.

Income Tax (Benefit) Expense  Our effective rate for the three months ended September 30, 2011 was 31.7% and in the three months ended September 30, 2010 was 37.8%, and differed from the statutory rate of 35% due to the loss in the current period, the non-deductibility of certain permanent tax items, to a state tax benefit in the current year period, and a true-up to the federal tax return. In the prior year period, our effective rate of 37.8% differed from the statutory rate of 35% primarily due to the non-deductibility of permanent tax items, such as incentive stock compensation expense.

Nine months ended September 30, 2011 compared with six months ended September 30, 2010

	Nine months ended September 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$204,539	100.0%	$262,706	100.0%
Cost of contract revenues	194,699	95.2	209,100	79.6
Gross profit	9,840	4.8	53,606	20.4
Selling, general and administrative expenses	21,643	10.6	25,490	9.7
Operating (loss) income	(11,803)	(5.8)	28,116	10.7
Other income (expense)
Gain from bargain purchase of a business	—	—	2,176	0.8
Other income	44	—	—	—
Interest income	22	—	43	—
Interest (expense)	(263)	(0.1)	(322)	(0.1)
Other (expense) income, net	(197)	(0.1)	1,897	0.7
(Loss) before income taxes	(12,000)	(5.7)	30,013	11.4
Income tax (benefit) expense	(4,104)	(2.0)	11,125	4.2
Net (loss) income	$(7,896)	(3.7)%	$18,888	7.2%

Contract Revenues. Revenues for the nine months ended September 30, 2011 decreased approximately 22% as compared with the comparable period last year. The decrease was due to changes in the size, composition and schedules of the jobs in each period. During the second and third quarters of 2011, continued delays in the level of federal government funding for capital infrastructure projects slowed projects put out to bid, and created gaps between project ends and new project starts. Contract revenue generated from public agencies, including the US Corps of Engineers, represented 82% of total revenues in the first nine months of 2011, as compared with 60% of publicly funded projects in the prior year period. Revenue generated from the private sector was 18% and 40% in the first nine months of 2011 and 2010, respectively.

Gross Profit.   Gross profit was $9.8 million in the nine month period ended September 30, 2011, a decrease of $43.8 million compared with the nine months ended September 30, 2010, primarily related to increased equipment costs, including an increase in depreciation as a result of acquisitions completed in 2010, and to maintenance and repairs, mainly on dredging assets. Gross profit was impacted additionally by underutilized equipment and to crews idled when projects completed, and by an increase in our estimated for self-insurance claims, related to two non-fatal job related accidents. Gross margin in the in the first nine months of 2011 was 4.8%, as compared with 20.4% in the prior year period. The variance between periods related to the factors described above, to pricing pressure, and to the mix and scope of the contracts in projects in the current year as compared with the same period last year. Our contract self-performance rate during the period was approximately 85% of costs, slightly higher than the first nine months of 2010, when the rate was 83%, as measured by costs.

Selling, General and Administrative Expense. SG&A expenses were lower by approximately $3.8 million in the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010, primarily related to cost cutting measures put in place during the year, including the elimination of bonus expense, offset in part by higher than expected group medical costs. In addition, SG&A expenses in the prior year included approximately $1.7 million in costs related to the acquisitions of businesses in the first quarter of 2010.

Other Income, net of Other Expense.  In 2010, the Company recognized a gain of approximately $2.2 million on the preliminary valuation of the bargain purchase of the business acquired in February of that year.

Income Tax (Benefit) Expense  Our effective rate for the nine months ended September 30, 2011 and 2010 was 34.2% and 37.1%, respectively and differed from the statutory rate of 35% due to the loss in the current year period, the non-deductibility of certain permanent tax items, to a state tax benefit in the current year period, and a true-up to the federal tax return. In the prior year period, our effective rate of 37.1% differed from the statutory rate of 35% primarily due to the non-deductibility of permanent tax items, such as incentive stock compensation expense.

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

Backlog at September 30, 2011 was $146.1 million, as compared with $217.3 million at September 30, 2010, and was below the comparable prior year period due primarily to delays in lettings by the Army Corps of Engineers. Ending third quarter backlog represents a sequential increase of $26.3 million as compared to the second quarter 2011.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2011, our working capital was $76.8 million, as compared with $76.7 million at December 31, 2010. As of September 30, 2011, we had cash on hand and availability under our revolving credit facility (including an accordion at the Lender’s discretion) of $134.3 million.

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

The following table provides information regarding our cash flows and capital expenditures for the nine months ended September 30, 2011 and 2010 (unaudited):

	Nine months ended September 30,
	2011	2010
Cash flows provided by operating activities	$26,719	$18,879
Cash flows used in investing activities	$(11,887)	$(95,198)
Cash flows (used in) provided by financing activities	$(2,818)	$183

Operating Activities. During the nine months ended September 30, 2011, our operations provided approximately $26.7 million in cash, as compared with $18.9 million in the prior year period. This increase was achieved, despite the loss generated in the current period, primarily to changes in components of working capital, including strong collections of receivable balances, as well as a reduction in our level of payments due to third party vendors, reflecting the decrease in revenues in the period . Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.  Significant changes in non cash items included increases in depreciation and deferred income tax, resulting from the acquisitions in 2010. In the prior year, changes in non-cash items included a gain on the fair value in excess of the purchase price of a business acquired during the period.

Investing Activities. In the current year, additions to our capital assets were $12.7 million, a decrease as compared with $25.1 million in the prior year period.  In January 2010, we purchased the membership interest of TW LaQuay Dredging for $60.0 million with an additional $4.0 million held in escrow.  The escrow portion was settled for a final purchase price of $60.9 million.   In February 2010, we purchased a marine construction business for approximately $7.0 million.

Financing Activities. In the nine months ended September 30, 2011, we purchased 305,500 shares of our common stock into treasury for a total cost of approximately $3.0 million. In addition, we received proceeds from stock option exercises of $185,000, as compared with $528,000 in the prior year period.

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

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of September 30, 2011, no amounts had been drawn under the Credit Facility, and the Company's availability under the Credit Facility was approximately $74.9 million.

At September 30, 2011, the Company was in compliance with all its financial covenants with a sufficient margin as to not impair its ability to incur additional debt or violate the terms of the Credit Facility, and had outstanding letters of credit of $979,221.  Historically, the Company has not relied on debt financing to fund its operations or working capital.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At September 30, 2011, our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $100 million in surety bonds outstanding.  During the quarter ended September 30, 2011, approximately 82% of projects, measured by revenue, required us to post a bond.

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

Interest rate risk
At September 30, 2011, we had no borrowings under our revolving credit facility or line of credit.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.

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
4.1
Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company's Form S-1 filed with the Securities and Exchange Commission on August 20, 2007)

10.1+
Employment Agreement dated January 1, 2011 between Orion Marine Group, Inc. and Mark R. Stauffer (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011)

10.2+
First Amendment to Employment Agreement between Orion Marine Group, Inc. and James L. Rose dated March 30, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011).

10.3+
First Amendment to Employment Agreement between Orion Marine Group, Inc. and Peter R. Buchler, dated June 30, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011).

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
November 3, 2011	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
November 3, 2011	Mark R. Stauffer
Executive Vice President and Chief Financial Officer