Form 10-K
period 2011-12-31
Orion Marine Group Inc
filed 2012-03-06
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
There were 27,119,191 shares of common stock outstanding as of March 1, 2012.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $245.3 million as of June 30, 2011, the last business day of the Registrant's most recently completed second quarter, based upon the last reported sales price on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued on connection with the 2011 Annual Meeting of Stockholders to be filed on or about April 2, 2012.

ORION MARINE GROUP, INC.

2011 Annual Report on Form 10-K

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

History
We were founded in 1994 as a marine construction project management business.  Throughout the years, we expanded beyond the project management business, established fixed geographic operating bases and made several strategic acquisitions since 1997.  We are a Delaware corporation, with our corporate offices located in Houston, Texas. The common stock of Orion Marine Group, Inc. commenced trading publicly in 2007 and is listed on the New York Stock Exchange under the symbol ORN.  Unless the context otherwise requires, all references herein to “Orion”, the “Company”, the “Registrant”, “we”, “us” or “our” refer to Orion Marine Group, Inc. and its consolidated subsidiaries and affiliates.

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

Services Provided
We act as a single-source, turnkey solution for our customers’ marine contracting needs.  We provide a broad range of heavy civil marine construction services, including dredging, repair and maintenance, and other specialty services.  We operate as a single reporting segment, and many of our contracts encompass multiple services within a single project. Therefore, financial reporting by service is not useful for the reader when assessing our overall performance.

Marine Construction Services
These services include construction of marine transportation facilities, marine pipelines, bridges and causeways, and marine environmental structures.  We generally serve as the prime contractor for many of these types of projects and we have the capability of providing design-build services.

Marine transportation facility construction projects include public port facilities for container ship loading and unloading; cruise ship port facilities; private terminals; special-use Navy terminals, recreational use marinas and docks, and other marine-based facilities.  These projects typically consist of steel or concrete fabrication dock or mooring structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile to provide a foundation for the port facility that we subsequently construct on the piles.  We also provide on-going maintenance and repair, inspection services, emergency repair, and demolition and salvage to such facilities.

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

Specialty Services
Our specialty services include salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair.  Our diving services are largely performed in shallow water and include inspections, salvage and pile restoration and encapsulation.  Our survey services include surveying pipelines and performing hydrographic surveys which determine the configuration of the floors of bodies of water and detect and identify wrecks and obstructions.  Most of these specialty services support our other construction services and provide an incremental touch-point with our customers.

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

Ports located on the Gulf Coast and Atlantic Seaboard can also expect greater volume growth as the Panama Canal expansion projects should contribute to increased traffic of larger container ships from the Pacific Ocean. As a part of our existing operations, we service most major ports across the Gulf Coast and the southeast Atlantic Coast.

Bridges and Causeways
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

Cruise Industry
An expected increase in ships and ship size has generated a need for substantial port infrastructure development, including planning and construction of new terminals and facilities, as well as on-going maintenance and repair services.  These larger vessels require development of new piers and additional dredging services to accommodate deeper drafts.  Our service area includes the ports of Miami, Galveston, Tampa, New Orleans, and Canaveral, and the Caribbean Basin, which includes numerous cruise facilities and is the most popular cruise destination in the North American market.

The Department of Defense
The US Navy has the responsibility for the maintenance of 39 facilities in the United States, which includes a significant amount of marine infrastructure.  In recent years, Department of Defense funding shifted away from vital naval base expansion, repair and maintenance.  Because of the need to maintain these strategic facilities, we believe that the US Navy will resume a more normal flow of maintenance and upgrades to its infrastructure, including its marine facilities.

The US Coast Guard maintains more than 50,000 federal aids to navigation, which include buoys, lighthouses, day beacons and radio-navigation signals, and additionally has oversight responsibility for over 18,000 highway and railroad bridges that span navigable waterways throughout the country.  As part of the Department of Homeland Security, we anticipate that US Coast Guard needs for varied marine construction services, including those listed above, will provide opportunities for us in the future.

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

Customers
Our customers include federal, state and local governmental agencies in the Unites States, as well as private commercial and industrial enterprises in the US and the Caribbean Basin. Most projects are competitively bid, with the award going to the lowest qualified bidder.  In 2011, the US Army Corps of Engineers accounted for 24% of our total revenue.   Our customer base shifts from time to time depending on the mix of contracts in progress.

The following table represents concentrations of revenue by type of customer for the years ended December 31, 2011, 2010, and 2009.

	2011	%	2010	%	2009	%
Federal	$108,123	42%	$143,697	41%	$54,173	19%
State	48,604	19%	40,145	11%	24,835	8%
Local	40,647	15%	41,868	12%	82,933	28%
Private	62,478	24%	127,425	36%	131,553	45%
	$259,852	100%	$353,135	100%	$293,494	100%

Backlog
Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which ranges from three to nine months, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. We include projects in our backlog only when the customer has provided an executed contract, purchase order or change order. Our backlog under contract as of December 31, 2011 was approximately $164.5 million and at December 31, 2010 was approximately $194.5 million. These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. In addition, many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Seasonality and Quarterly Results
Our quarterly revenues and results of operations fluctuate depending upon the mix, size, scope, and progress schedules of our projects under contract, the productivity of our labor force and the utilization of our equipment. These factors, as well as others affect the rate at which revenue is recognized as projects are completed.

Competition
We compete in our service areas of the Gulf Coast, the Atlantic Seaboard, the Caribbean Basin, the West Coast and Canada, with several regional marine construction services companies and a few national marine construction services companies. From time to time, we compete with certain national land-based heavy civil contractors that have greater resources than we do. Our industry is highly fragmented with competitors generally varying within the markets we serve and with few competitors competing in all of the markets we serve or for all of the services that we provide. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services, safety record and programs, equipment fleet, financial strength, surety bonding capacity, knowledge of local markets and conditions, and project management and estimating abilities allow us to compete effectively. We believe significant barriers to entry exist in the markets in which we operate, including the ability to bond large projects, maritime laws, specialized marine equipment and technical experience; however, a U.S. company that has adequate financial resources, access to technical expertise and specialized equipment may become a competitor.

Bonding
In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. The bonds we provide typically are for the amount of the project and have face amounts ranging from approximately $1.0 to approximately $50.0 million. As of December 31, 2011, we had approximately $139.0 million in surety bonds outstanding. On December 31, 2011, we believe our capacity under our current bonding arrangement was in excess of $400.0 million in aggregate surety bonds.

Trade Names
We operate under a number of trade names, including Orion Marine Group, Orion Marine Construction, Orion Marine Contractors, King Fisher Marine Service, Orion Construction, Orion Diving & Salvage, Misener Marine Construction, Misener Diving & Salvage, F. Miller Construction, Orion Dredging Services, and in 2010, began operating under the trade names of T.W. LaQuay Dredging and Northwest Marine Construction. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

During 2011, we began to consolidate our operations under the brand name "Orion Marine Group, Inc."

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

•
Dredges — 24” cutter head suction dredge (diesel), 20” cutter head suction dredge (diesel/electric), 20” cutter head suction dredges (diesel), 16” cutter head suction dredges, and 12” portable cutter head suction dredges are used to provide dredging services at project sites

•
Cranes — Crawler lattice boom cranes with lift capability from 50 tons to 400 tons and hydraulic rough terrain cranes with lift capability from 15 tons to 60 tons are used to provide lifting and pile driving capabilities on project sites, and to provide bucket work, including mechanical dredging and dragline work, to project sites.

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

Employees
At December 31, 2011, we had approximately 990 employees, 252 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  We will hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice.  Our employees are not currently represented by labor unions, except certain employees located in the Pacific Northwest.  We consider our relations with our employees to be good.

Financial Information About Geographic Areas
The Company primarily operates in the Gulf Coast, Atlantic Seaboard, and Pacific Northwest areas of the United States.  Revenues generated outside the United States, primarily in the Caribbean Basin, totaled 0.9%. 5.4%, and14.0% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.  Our long-lived assets are substantially located in the United States.

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

Our operations depend on project funding by various government agencies and are adversely affected by decreased levels of, or delays in, government funding. A future decrease or delay in government funding in any of our geographic markets could delay project lettings and result in intense competition and pricing pressures for projects that we bid on in the future. As a result of competitive bidding and pricing pressures, we may be awarded fewer projects, which could have a material adverse effect on our business, operating results and financial condition.

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

We had a backlog of work to be completed on contracts totaling approximately $164.5 million as of December 31, 2011. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog consists of projects under contract which have either (a) not yet been started or (b) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value related to work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time-to-time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

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

Much of our revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and where, as a result, we could benefit from cost savings, but we may be unable to recover any cost overruns. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other factors that may occur over the contract period. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, we may incur losses or the project may not be as profitable as we expected. In addition, we are sometimes required to incur costs in connection with modifications to a contract (change orders) that may not be approved by the customer as to scope and/or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs, or contract suspension or termination, that we may not be able to recover. These, in turn, could have a material adverse effect on our business, operating results and financial condition. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, such as:

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

A substantial portion of our revenues is derived from project-based work. It is generally very difficult to predict the timing and location of awarded contracts. The selection of, timing of or failure to obtain projects, delays in awards of projects, the rebidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. This may make it difficult to match workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than needed at the time, resulting in unpredictability in our cash flow, expenses and profitability. If an expected contract award or the related notice to proceed is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Delays by our customers in obtaining required approvals for their infrastructure projects may delay their awarding contracts for those projects and, once awarded, the ability to commence construction under those contracts. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facilities. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period. From time-to-time we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. Any such predictions may be impacted by these factors as well as others that are beyond our control and might not turn out to be correct.

Our business is subject to significant operating risks and hazards that could result in injury or death to persons, which could result in losses or liabilities to us.

Our safety record is an important consideration for us and for our customers. If serious accidents or fatalities occur or our safety record was to deteriorate, we may be ineligible to bid on certain work, and existing service arrangements could be terminated. Further, regulatory changes implemented by OSHA or the U.S. Coast Guard could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

Our business is subject to significant operating risks and hazards that could result in damage or destruction to property, which could result in losses or liabilities to us.

The businesses of marine infrastructure construction, port maintenance, dredging and salvage are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, hurricanes, adverse weather conditions, collisions with fixed objects, cave-ins, encountering unusual or unexpected geological formations, disruption of transportation services and flooding. These risks could result in damage to or destruction of, dredges, transportation vessels, other maritime structures and buildings, and could also result in personal injury or death, environmental damage, performance delays, monetary losses or legal liability.

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

For example, in the normal course of business, we are party to various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our hourly workforce subject to a deductible. Over the last several years, there has been an increase in suits filed in Texas due in large part to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers residing in Texas. Aggressive medical advice is increasing the seriousness of claimed injuries and the amount demanded in settlement. During fiscal 2011, we recorded approximately $4.6 million of expense for our self-insured portion of these liabilities. We believe our recorded self insurance reserves represent our best estimate of the outcomes of these claims.  Should these trends persist; we could continue to be negatively impacted in the future.

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

Our operations are currently concentrated in the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin and we recently expanded into the Pacific Northwest. Because of this concentration in these geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in any of these regions, including natural or other disasters.

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

We primarily have a non-union workforce. If our employees unionize, it could limit the flexibility of our workforce and could result in demands that may increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.

We may be unable to sustain historical revenue growth rates.

We may be unable to sustain the revenue growth rates we experienced in the past, due to limits on additional growth in our current markets, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, the inability to hire and retain essential personnel and to acquire equipment to support growth, and the inability to identify acquisition candidates and successfully integrate them into our business. A sustained decrease in revenue growth could have a material adverse effect on our business, operating results and financial condition if we are unable to reduce the growth of our operating expenses at the same rate.

We are subject to risks related to our international operations.

We currently have on-going projects in the Caribbean Basin. International operations subject us to additional risks, including:

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

In particular, as is more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” we recognize contract revenue using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and unit price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which may result in a reduction or reversal of previously recorded revenue and profit.

An impairment charge to goodwill could have a material adverse impact on our financial condition and results of operations.

At December 31, 2011, goodwill carried on our Consolidated Balance Sheets was $32.2 million, representing 11.4% of our total assets of $283.1 million. Under GAAP, we are required to review goodwill not less than annually, and if events or circumstances change between annual tests, for possible impairment based on a fair value approach of the reporting units. In September 2011, the Financial Accounting Standards Board ("FASB") amended accounting guidance on goodwill impairment testing to allow companies to perform a qualitative assessment before calculating the fair value of its reporting units.

Changes in macroeconomic indicators, the overall business climate, a sustained decline in a reporting unit's market value, operating performance indicators, and other factors could affect our assessment of fair value, either through a qualitative approach or through direct testing, and result in an impairment charge with a material adverse effect on our financial condition and results of operations in the period in which the charge is taken.

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

Our primary customers are governmental agencies in the United States, as well as a wide variety of private customers in diverse industries.  It is possible that current economic conditions may affect some of our customers’ ability to access sufficient capital to finance or complete projects.  Our cash flows may be adversely impacted through customer delays in payment or non-payment of our accounts receivable, or through delays or cancellations of projects awarded to us.  We monitor our accounts receivable balances closely and maintain contact with our customers to assess the economic viability of projects in process.

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

Item 1B.            UNRESOLVED STAFF COMMENTS
None

Item 2.               PROPERTIES

Our corporate headquarters is located at 12000 Aerospace, Suite 300, Houston, Texas 77034, with 10,983 square feet of office space that we lease, with an initial term expiring February 28, 2017 and with two five year extensions at our option.  Our finance and executive offices are located at this facility.  As of December 31, 2011, we owned or leased the following additional facilities:

Location	Type of Facility	Size	Leased or Owned
159 Highway 316 Port Lavaca, TX	Waterfront maintenance and dock facilities, equipment yard and dry dock	17.5 acres	Owned

17140 Market Street Channelview, TX	Waterfront maintenance and dock facilities and equipment yard	23.7 acres	Owned

619 Bay View Drive Port Lavaca, TX	Waterfront maintenance and dock facilities and equipment yard; regional office	25.3 acres	Owned

931 West Main St. Port Lavaca, TX	Warehouse	2.1 acres	Owned

2705 State Hwy 146 Baytown, TX	Waterfront property	10.0 acres	Owned

5600 West Commerce Street Tampa, FL	Waterfront maintenance and dock facilities; equipment yard and dry dock	9.1 acres	Owned

12550 Fuqua Houston, TX	Regional office	16,440 square feet	Leased

1500 Main Street Ingleside, TX	Regional office	4 acres	Leased

City of Port Lavaca Port Commission Port Lavaca, Texas	Safe harbor	6.6 acres	Leased

825 Ryan Street Lake Charles, LA	Regional office	6,500 square feet	Leased

Dock Board Road Sulphur, LA	Waterfront maintenance and dock facilities; equipment yard	4.37 acres	Leased

2400 Veterans Boulevard Kenner, LA	Regional office	2,715 square feet	Leased

321 Great Bridge Blvd., Chesapeake, VA	Regional office	1,500 square feet	Leased

5440 W. Tyson Avenue Tampa, FL	Regional office	6,160 square feet	Leased

1110 Alexander Avenue Tacoma, WA	Waterfront maintenance and dock facilities and equipment yard	Estimated 3.5 acres	Leased

In January 2012, we purchased approximately 18 acres of land, including buildings and improvements in Tampa, Florida, which were formerly partially rented by us.

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

Item 4.               MINE SAFETY DISCLOSURE (not applicable)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ORN”.  We have provided to the NYSE, without qualification, the required certification regarding compliance with NYSE corporate governance listing standards.

The following table sets forth the low and high prices of a share of our common stock during each of the fiscal quarters presented, based on NYSE reports:

	Low	High
2011
Fourth quarter – December 31	$5.18	$7.14
Third quarter – September 30	$5.48	$9.85
Second quarter – June 30	$8.85	$11.07
First quarter – March 31	$10.33	$12.86
2010
Fourth quarter – December 31	$11.08	$15.88
Third quarter – September 30	$10.75	$14.02
Second quarter – June 30	$13.69	$19.80
First quarter – March 31	$16.23	$22.37

Holders
As of December 31, 2011, we had approximately 3,783 stockholders of record including beneficial holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of December 31, 2011:

Plan category	Column A	Column B	Column C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	2,128,906	$9.42	1,810,973
Equity compensation plans not approved by shareholders	—	—	—
Total	2,128,906	$9.42	1,810,973

Issuer Purchase of Equity Securities

On May 4, 2011, the Board of Directors of the Company approved a  common share repurchase program that authorizes the repurchase of up to $40 million in open market value. The shares may be repurchased over time, depending on market conditions, the market price of the Company’s common shares, the Company’s capital levels and other considerations. The share repurchase program  is expected to expire one year from the date the Plan was approved by the Company’s Board of Directors. In the second quarter of 2011, the Company repurchased 305,500 shares at an average price of $9.83 per share. No repurchases were made in the fourth quarter of 2011.

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

	2007	2007	2008	2009	2010	2011
Orion Marine Group, Inc.	100.00	94.94	61.14	133.29	73.42	42.09
S&P 500	100.00	99.31	62.56	79.12	91.04	92.96
Dow Jones US Heavy Civil Construction	100.00	103.61	46.50	53.15	68.24	56.26

Note:  The above information was provided by Research Data Group, Inc.
*This table and the information therein is being furnished but not filed.

Item 6.	SELECTED FINANCIAL DATA

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

	Amounts in thousands, except share and per share information
	2011	2010	2009	2008	2007
Contract revenues	$259,852	$353,135	$293,494	$261,802	$210,360
Gross profit	10,178	65,233	62,697	50,451	50,433
Selling, general and administrative expenses	29,519	32,646	30,695	27,730	22,738
Other (income) expense, net	120	(1,254)	438	964	118
Net (loss) income	(13,114)	21,882	20,030	14,475	17,399
Preferred dividends	—	—	—	—	782
(Loss) income available to common shareholders	$(13,114)	$21,882	$20,030	$14,475	$16,617
Net (loss) income per share available to common shareholders:
Basic	$(0.49)	$0.81	$0.85	$0.67	$0.85
Diluted	$(0.49)	$0.81	$0.84	$0.66	$0.83
Weighted average shares outstanding;
Basic	26,990.059	26,899,373	23,577,854	21,561,201	19,657,436
Diluted	26,990.059	27,165,852	23,979,943	21,979,535	19,976,683
Other Financial Data
EBITDA	$2,949	$53,634	$50,538	$41,321	$40,079
Capital expenditures	14,894	29,050	22,693	14,485	11,433
Cash interest expense	212	547	553	1,234	927
Depreciation and amortization*	22,092	19,458	18,536	18,848	12,592
Net cash provided by (used in):
Operating activities	32,676	13,839	40,336	26,471	10,092
Investing activities	(14,053)	(95,755)	(21,598)	(47,337)	(9,463)
Financing activities	(2,818)	354	60,286	33,994	(6,606)

*includes depreciation and amortization of finite lived intangible assets

	2011	2010	2009	2008	2007
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$38,979	$23,174	$104,736	$25,712	$12,584
Working capital	75,840	76,728	130,760	47,021	32,452
Total assets	283,087	307,579	273,157	186,322	133,534
Total debt	—	—	—	34,125	—
Total stockholders’ equity	233,636	246,856	221,666	105,611	90,084

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

The following table provides a reconciliation of EBITDA to our net income for the periods indicated as calculated and presented in accordance with GAAP:

	2011	2010	2009	2008	2007
Net (loss) income	$(13,114)	$21,882	$20,030	$14,475	$17,399
Income tax (benefit) expense	(6,347)	11,959	11,534	7,282	10,178
Interest expense(income), net	318	335	438	964	118
Depreciation and amortization*	22,092	19,458	18,536	18,600	12,384
EBITDA	$2,949	$53,634	$50,538	$41,321	$40,079

*includes depreciation, amortization of finite-lived intangible assets and amortization of deferred financing costs

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 76% of our revenue in the year ended December 31, 2011, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

2011 Recap and 2012 Outlook

In 2011, we continued to experience pricing pressure on margins, caused by aggressive bidding from competitors. Recovery from the unprecedented economic uncertainties of 2008 and 2009 has been slow. This effect has been seen through the shift in revenues generated by the Company's customer base, which in 2008 was comprised equally between government agencies and the private sector, while in 2011, the mix shifted to the public sector, with 76% of revenues coming from federal, state and local agencies, and 24% from the private sector, which shift is reflective of the uncertainty in the economy, especially as it relates to private investment and capital spending.

In addition, postponement of capital infrastructure projects particularly in the private sector, and failure in the governmental budgeting process to fund federal projects, significantly slowed the pace of projects put out to bid and had a negative affect on our ability to generate revenue and quickly replenish our backlog.

We responded to these pressures by implementing cost containment measures to right-size our cost structure, including reductions in our workforce, facilities and overhead, while continuing to bid responsibly.

During the year ended December 31, 2011, our operations provided cash from operations of $32.6 million and our cash position at December 31, 2011 exceeded $38.0 million.  Our operations are not currently dependent on external sources of capital and we did not utilize the $75 million available to us under our revolving credit facility.

We believe the economy as a whole will remain in a state of fluctuation and uncertainty throughout much of 2012. However, the waterway infrastructure continues to require maintenance, repair and improvement, and we believe demand for the Company's services has not abated, but has only been deferred.

Despite the uncertain economic and political environments, we continue to see positive long term trends in our end markets, including:

•	Ports in our geographic markets have released plans for expansion as a result of recent cargo volume increases and expected future increases as larger ships begin to transit the Panama Canal;

•	Good opportunities for coastal restoration and protection projects; and.

•	Inland waterways continue to silt in, exacerbated by the Mississippi River flooding in the spring of 2011, and require dredging.

Our focus in 2012 will be to concentrate on our core business objectives; to manage our business effectively and efficiently, continue to build backlog while maintaining our pricing discipline; to closely monitor the costs of our operations; and to maintain our strong balance sheet.

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

Goodwill recorded on our Consolidated Balance Sheets is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.  We evaluate goodwill at the reporting unit level.  We have determined that we have three reporting units, which are based on geography, and are referred to internally as “East Coast”, “Gulf Coast” and “Pacific Northwest”.  Each reporting unit conducts similar business as described in this Annual Report on Form 10-K, which includes marine construction specialty services.   This reporting unit grouping reflects our internal management structure, which is based on the geographic location of our primary field offices.  Two reporting units, Gulf Coast and East Coast have goodwill and are evaluated for impairment.

At December 31, 2011, goodwill totaled $32.2 million, of which $22.6 million related to the Gulf Coast (including goodwill acquired from the acquisition of T.W. LaQuay), and $9.6 million resulted from the acquisition of equipment on the East Coast in 2008.

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

As required by the Company’s policy, annual impairment assessments and testing of goodwill are performed during the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist.  Based on this testing, we determined that the estimated fair value of our reporting units exceeded their respective carrying values as of October 31, 2011, goodwill was not impaired, and no events have occurred since that date that would require an interim impairment test.   In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

Income Taxes
We account for income taxes using the liability method prescribed by US GAAP.  We evaluate valuation allowances for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowance includes estimates of future taxable income. In our assessment of our deferred tax assets at December 31, 2011, we considered that it was more likely than not that all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

The Company maintains two levels of excess loss insurance coverage, totaling $100 million in excess of primary coverage, which excess loss coverage responds to most of the Company’s liability policies.  The Company’s excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million.

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

Consolidated Results of Operations

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which ranges from three to nine months, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. Many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be in the future, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any time.

Backlog at December 31, 2011 was $164.5 million, as compared with $194.5 million at December 31, 2010 and was below the comparable prior year period due primarily to delays in lettings by the US Corps of Engineers. Ending backlog at December 31, 2011 represents a sequential increase of $18.4 million as compared with backlog at September 30, 2011.

Current Year—Year Ended December 31, 2011 compared with Year Ended December 31, 2010

The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2011		2010
	Amount	Percent	Amount	Percent
Contract revenues	$259,852	100.0%	$353,135	100.0%
Cost of contract revenues	249,674	96.1%	287,902	81.5%
Gross profit	10,178	3.9%	65,233	18.5%
Selling, general and administrative expenses	29,519	11.4%	32,646	9.3%
Operating (loss) income	(19,341)	(7.5)%	32,587	9.2%
Other (income) expense
Gain from bargain purchase	—	—%	(1,589)	(0.5)%
Other income	(198)	(0.1)%	—	—%
Interest income	(31)	—%	(99)	—%
Interest expense	349	0.1%	434	0.1%
Other expense (income), net	120	—%	(1,254)	(0.4)%
(Loss) income before income taxes	(19,461)	(7.5)%	33,841	9.6%
Income tax (benefit) expense	(6,347)	(2.4)%	11,959	3.4%
Net (loss) income	$(13,114)	(5.1)%	$21,882	6.2%

Contract Revenues.  Total revenue in 2011 decreased approximately $93.3 million, or 26.4%, as compared with 2010. As projects schedules progressed, we were not able to replace our backlog with new work as quickly due to:

•	Postponement of capital infrastructure projects, particularly in the private sector;

•	Constraints in the government budgeting process to fund federal projects, resulting in a slowdown in letting of contracts;

•	Fewer contract awards received due to aggressive pricing pressure in the market.
The factors above resulted in gaps between project end dates and the remobilization of equipment to new projects. In addition, we were unable to commence work as expected on two major projects due to permitting and other factors beyond our control These delays shifted revenue generated from these projects into later periods. Contract revenue generated from public agencies, including the US Corps of Engineers, represented 76% of total 2011 revenues, as compared with 64% in 2010. Revenue generated from the private sector was 24% and 36% in 2011 and 2010, respectively. The shift in work toward the public sector is due in part to the dredging assets purchased in 2010, which added to our capacity to bid on federal projects, as well as to the weak economy, which reduced capital expenditure spending by the private sector.

Gross Profit.  Gross profit was 10.2 million, a decrease of $55.1 million or 84.4% from the prior year, and was primarily related to increased equipment costs, including an increase in depreciation as a result of the acquisitions completed in 2010, and to maintenance and repairs, mainly on dredging assets. Gross profit was impacted additionally by underutilized equipment and to labor expense for crews idled when projects completed. We increased our estimates for liabilities related to self-insurance claims, particularly due to two non-fatal job related accidents in the year. Gross margin was 3.9% as compared with 18.5% in 2010. The variance between periods was due to the factors described above, to pricing pressure on projects in progress, and to the mix and scope of contracts in the current year as compared with the same period last year. As measured by cost, we self-performed approximately 86% of work during the period, as compared with a self-performance rate of 82% in 2010.

Selling, General and Administrative Expense.  As compared with the prior year, selling, general and administrative expenses (“SG&A”) decreased approximately $3.1 million or 9.6%, primarily related to cost containment measures put in place during the year, including the elimination of bonus expense ($1.8 million), offset in part by higher costs related to our self-insured group medical plan ($0.6 million).  In 2010, transaction costs related to the business acquisitions totaled $1.7 million.

Other Income, net of expense.  Other income of $1.3 million in 2010 resulted from a gain of $1.6 million on the purchase of the business in the Pacific Northwest, which fair value, net of the related deferred tax liability, exceeded the purchase price.  The balance related to interest expense, net of interest income.

Income Tax (Benefit) Expense.  Our effective rate for the year ended December 31, 2011 was 32.6%.  This differed from the Company’s statutory rate of 35% primarily due to state income taxes, net of the federal benefit and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense. Our effective tax rate at December 31, 2010 was 35.3%.

Prior Year—Year Ended December 31, 2010 compared with Year Ended December 31, 2009

The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2010		2009
	Amount	Percent	Amount	Percent
Contract revenues	$353,135	100.0%	$293,494	100.0%
Cost of contract revenues	287,902	81.5%	230,797	78.6%
Gross profit	65,233	18.5%	62,697	21.4%
Selling, general and administrative expenses	32,646	9.3%	30,695	10.5%
Operating income	32,587	9.2%	32,002	10.9%
Other (income) expense
Gain from bargain purchase	(1,589)	(0.5)%	—	—%
Interest (income)	(99)	—%	(352)	(0.1)%
Interest expense	434	0.1%	790	0.2%
Other (income) expense, net	(1,254)	(0.4)%	438	0.1%
Income before income taxes	33,841	9.6%	31,564	10.8%
Income tax expense	11,959	3.4%	11,534	3.9%
Net income	$21,882	6.2%	$20,030	6.9%

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
Our working capital position fluctuates from period to period due to normal increases and decreases in operations activity.  At December 31, 2011, our working capital was $75.8 million, as compared with $76.7 million at December 31, 2010.

As of December 31, 2011 we had available cash on hand and availability under our revolving credit facility of $113.0 million.

During 2011, our operations provided cash from operations of $32.7 million.  Our operations are not currently dependent on external sources of capital, and we did not utilize our available borrowing of $75 million under our credit facility during the year.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities for at least the next 12 months.  We believe our cash position, combined with the capacity available under our revolving credit facility, is adequate for our general business requirements. In January 2012, we drew $13 million on our revolving line of credit to purchase land and buildings formerly leased by us, located in Tampa, Florida.

The following table provides information regarding our cash flows and our capital expenditures for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$32,676	$13,839	$40,336
Investing activities	(14,053)	(95,755)	(21,598)
Financing activities	(2,818)	354	60,286
Capital expenditures (included in investing activities above)	14,894	29,050	22,693

Operating Activities.    Fluctuations in cash generated by operating activities are generally the result of timing differences related to the nature and volume of contracts in any given year.  Our operations provided net cash of $32.7 million during 2011.  The change between periods of $18.8 million, as compared with 2010 was due to:

•	An increase of $2.5 million of depreciation expense related to the increase in our fleet in 2010;

•	A non-cash gain in the prior year of $1.6 million related to bargain purchase of a business;

•	An increase of $13.2 million in working capital components, as described below.

In 2011, the changes in working capital included decreases in trade accounts receivable of $26.1 million and net underbillings on contracts of $12.3 million, reflecting the lower revenues resulting in lower billings to customers. These sources of cash were offset in party by a decrease in trade payables of $12.9 million due to the lower project activity and an increase in tax receivable, of $6.3 million, resulting from the generation of a net operating loss in the period. We manage our working capital components in total, rather than by the individual elements, and fluctuations in accounts receivable and payable balances are normal within our business.

In 2010, we increased our deferred income tax liabilities related to timing differences in book and tax depreciation resulting from the 2010 acquisitions and working capital components decreased by $35.3 million related to decreases in trade payables and increased in receivables, including $3.1 million related to the finalization of the purchase price of businesses acquired in 2010 and $4.6 million related to prepayment of federal income taxes.

In 2009, our accounts receivable and payable balances increased by $2.5 million and $11.2 million, respectively, and amounts unbilled to customers exceeded billings to customers on our contracts in progress.

Investing Activities.

We purchase capital equipment as well as perform major maintenance and upgrades of our existing fleet and construction equipment to support our construction activities.  Capital expenditures to support our operations and maintain our fleet totaled $14.9 million in 2011, which we believe is adequate to support our fleet.

In 2010, capital expenditures totaled $29.1 million, an increase of $6.4 million as compared with 2009, some of which related to the purchase of additional heavy lift capacity.  Also in 2010, we acquired the business of T.W. LaQuay Dredging for approximately $61 million, and expanded into the Pacific Northwest through a business acquisition totaling $6.7 million.

In 2009, our capital expenditures totaled $22.7 million, which included the purchase of heavy lift equipment for approximately $5.8 million.

Financing Activities.

In 2011, we purchased 305,500 shares of our common stock into treasury for a total cost of approximately $3.0 million, or an average of $9.83 per share.

Financing activities in 2010 primarily related to loan costs incurred upon the entry into a new credit agreement in June 2010 and to proceeds received from the exercise of stock options.

In 2009, we completed a public offering of common stock, receiving proceeds, net of expenses, of approximately $91.0 million.  With a portion of the proceeds, we repaid the outstanding balance on our credit facility.  In addition, we received proceeds from stock option exercises, including related tax benefits of $3.4 million.

Sources of Capital

In 2010 the Company entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and bookrunner; and the lenders from time to time as party thereto.

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

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of December 31, 2011, no amounts had been drawn under the Credit Facility.

At December 31, 2011, the Company was in compliance with two of its financial covenants. The Leverage Ratio, calculated at 0.32 to 1.00, was within the not greater than 2.50 to 1.00 maximum parameter, and the Company's net worth, at $233.6 million, exceeded its minimum requirement of $189.3 million. However, the Fixed Charge Coverage Ratio was less than the minimum of 1.50 to 1.00, and the Company was not in compliance with this covenant. The Company's lenders waived compliance with the Fixed Charge Coverage ratio as of December 31, 2011. In accordance with the terms of the Credit Facility, the Company will set aside $13 million of cash on or before March 31, 2012. This sum represents the balance of the amount drawn in January 2012 to purchase land and buildings in Tampa, Florida, as described more fully in Note 20, Subsequent Event. The Company is working with its lenders on an alternative arrangement in lieu of a cash set aside. Additionally, the Company is working with its lenders to modify its Credit Facility to provide covenant relief given the Company's current near term outlook. Notwithstanding the above, the Company expects that its cash on hand and cash generated from operations will be adequate to fund its business requirement and maintain our fleet for at least the next 12 months.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At December 31, 2011, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $139 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2011:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(in thousands)
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	5,709	2,801	2,393	483	32
Purchase obligations (1)	—	—	—	—	—
Total	$5,709	$2,801	$2,393	$483	$32

(1)	Commitments pursuant to other purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

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

Interest rate risk
At December 31, 2011, we had no borrowings under our credit agreement.  Interest expense interest related primarily to the amortization of costs associated with the entry into the credit facility in June.  Our credit facility expires in June 2013.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Grant Thornton LLP, an independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting dated March 6, 2012 and expressed an unqualified opinion on the effectiveness of our internal control over the financial reporting as of December 31, 2011.

Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None

PART III

Certain information required by Part III is omitted from this Report.  We will file our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 22, 2012 (the “Proxy Statement”) pursuant to regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included therein is incorporated by reference herein.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	67	Chairman of the Board	2007
J. Michael Pearson	64	President, Chief Executive Officer and Director	2006
Thomas N. Amonett	68	Director	2007
Austin J. Shanfelter	55	Director	2007
Gene Stoever	74	Director	2007
Mark R. Stauffer	49	Executive Vice President and Chief Financial Officer	1999
James L. Rose	47	Executive Vice President	2005
Peter R. Buchler	66	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009

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

The information required by this item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year. The information required by Item 403 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year. The information required by Item 201(d) of Regulation S-K is submitted in a separate section of this Form 10-K. See Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, above.

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
The Company’s Consolidated Financial Statements at December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.	Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2011 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II – Schedule of Valuation and Qualifying Accounts

3.	Exhibits

Exhibit Number	Description
1 .01
Form of Indemnity Agreement for Directors and Certain Officers dated November 24, 2008 (incorporated herein by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K filed on November 25, 2008 (File No. 001-33891)).

2 .1
Asset Purchase Agreement dated February 28, 2008, by and among OMGI Sub, LLC, Orion Marine Group, Inc., Subaqueous Services, Inc. and Lance Young (incorporated herein by reference to Exhibit 2.01 to the Company's Current Report on Form 8-K filed March 4, 2008 (File No. 001-33891)).

2 .2
Purchase Agreement dated January 28, 2010 by and among LaQuay Holdings., Inc and Seagull Services Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 2, 2010 (File No. 001-33891)).

3 .1
Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

3 .2
Amended and Restated Bylaws of Orion Marine Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

4 .1
Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

10 .1
Loan Agreement, dated June 30, 2010, between Orion Marine Group, Inc. and Wells Fargo  National Association and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 1, 2010 (File No. 001-33891)).

10 .2
Purchase/Placement Agreement, dated May 9, 2007, between Orion Marine Group, Inc. and Friedman, Billings, Ramsey & Co., Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

† 10 .3	2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).
† 10 .4
Form of Stock Option Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Stock Option (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

† 10 .5
Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Restricted Stock (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

† 10 .6	Orion Marine Group, Inc. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).
† 10 .7
Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

† 10 .8
Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

10.9	Orion Marine Group, Inc. 2011 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement filed April 4, 2011 (File No. 001-33891)).
† *10.10	Form of Stock Option Agreement Under the 2011 Long Term Incentive Plan.
† *10.11	Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock under the 2011 Long Term Incentive Plan.
† 10 .12	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33891)).
† 10 .13	Subsidiary Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33891)).
† 10 .14
Employment Agreement, dated December 4, 2009, by and between Orion Marine Group, Inc. and J. Michael Pearson (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 10, 2009 (File No. 001-33891)).

† 10 .15
Employment Agreement, dated January 1, 2011, by and between Orion Marine Group, Inc. and Mark Stauffer (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 5, 2011 (File No. 001-33891)).

† 10 .16
Employment Agreement, dated December 11, 2009, by and between Orion Marine Group, Inc. and James L. Rose (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 17, 2009 (File No. 001-33891)), as amended by the First Amendment to Employment Agreement, dated March 30, 2011, by and between Orion Marine Group, Inc. and James L. Rose (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 5, 2011 (File No. 001-33891)).

† 10 .17
Employment Agreement, dated December 11, 2009, by and between Orion Marine Group, Inc. and Peter R. Buchler (filed as exhibit 10.3 to the Company's Current Report on Form 8-K dated December 17, 2009 (File No. 001-33891)), as amended by the First Amendment to Employment Agreement, dated June 30, 2011, by and between Orion Marine Group, Inc. and Peter R. Buchler (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 5, 2011 (File No. 001-33891)).

† 10 .18
Schedule of Changes to Compensation of Non-employee Directors, effective for 2009 (incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009 (File No. 001-33891)).

* 21 .1	List of Subsidiaries.
* 23 .1	Consent of Independent Registered Public Accounting Firm.
24 .1	Power of Attorney (included on signature page of this filing).
* 31 .1	Certification of CEO pursuant to Section 302.
* 31 .2	Certification of CFO pursuant to Section 302.
* 32 .1	Certification of CEO and CFO pursuant to Section 906.
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document.
XBRL Taxonomy Extension Schema Document.
XBRL Extension Calculation Linkbase Document.
XBRL Taxonomy Extension Definition Linkbase Document.
XBRL Taxonomy Extension Label Linkbase Document.
XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Incorporated by reference to the Company’s report on Form 8K filed with the SEC on March 4, 2008

†	Management contract or compensatory plan or arrangement

(b)	Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION MARINE GROUP, INC.

March 6, 2012	By:	/s/ J. Michael Pearson
J. Michael Pearson President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

President and Chief
/s/ J. Michael Pearson	Executive Officer and	March 6, 2012
J. Michael Pearson	Director

/s/ Mark R. Stauffer	Chief Financial Officer	March 6, 2012
Mark R. Stauffer	Chief Accounting Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	March 6, 2012
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	March 6, 2012
Thomas N. Amonett

/s/ Austin J. Shanfelter	Director	March 6, 2012
Austin J. Shanfelter

/s/ Gene Stoever	Director	March 6, 2012
Gene Stoever

ORION MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2011

-F 1-

ORION MARINE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

-F 2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Orion Marine Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Marine Group, Inc. and subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Marine Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2012 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP
Houston, Texas
March 6, 2012

-F 3-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited Orion Marine Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orion Marine Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Orion Marine Group Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Orion Marine Group, Inc. has maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2011, based on criteria established in  Internal Control—Integrated Framework  issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orion Marine Group, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 6, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
March 6, 2012

-F 4-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 AND 2010
(In thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$38,979	$23,174
Accounts receivable:
Trade, net of allowance of $0	20,954	40,211
Retainage	5,977	10,643
Other	1,111	4,988
Income taxes receivable	13,998	7,668
Note receivable	51	90
Inventory	3,361	2,991
Deferred tax asset	1,182	1,794
Costs and estimated earnings in excess of billings on uncompleted contracts	15,112	26,103
Prepaid expenses and other	2,470	2,076
Total current assets	103,195	119,738
Property and equipment, net	146,107	155,311
Accounts receivable, long-term	1,410	—
Goodwill	32,168	32,168
Intangible assets, net of accumulated amortization	—	5
Other assets	207	357
Total assets	$283,087	$307,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	11,977	25,519
Retainage	374	377
Accrued liabilities	9,339	12,463
Taxes payable	—	262
Billings in excess of costs and estimated earnings on uncompleted contracts	5,665	4,389
Total current liabilities	27,355	43,010
Other long-term liabilities	606	746
Deferred income taxes	21,287	16,707
Deferred revenue	203	260
Total liabilities	49,451	60,723
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock — $0.01 par value, 50,000,000 authorized, 27,436,922
and 27,017,165 issued; 27,119,191 and 27,004,934 outstanding at December 31, 2011 and 2010, respectively	274	270
Treasury stock, 317,731 and 12,231 shares at December 31, 2011 and 2010, respectively, at cost	(3,003)	—
Additional paid-in capital	157,560	154,667
Retained earnings	78,805	91,919
Total stockholders’ equity	233,636	246,856
Total liabilities and stockholders’ equity	$283,087	$307,579

The accompanying notes are an integral part of these consolidated financial statements

-F 5-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Contract revenues	$259,852	$353,135	$293,494
Costs of contract revenues	249,674	287,902	230,797
Gross profit	10,178	65,233	62,697
Selling, general and administrative expenses	29,519	32,646	30,695
Operating (loss) income	(19,341)	32,587	32,002
Other (income) expense
Gain from bargain purchase of a business	—	(1,589)	—
Other income	(198)	—	—
Interest income	(31)	(99)	(352)
Interest expense	349	434	790
Other expense (income), net	120	(1,254)	438
(Loss) income before income taxes	(19,461)	33,841	31,564
Income tax (benefit) expense	(6,347)	11,959	11,534
Net (loss) income	$(13,114)	$21,882	$20,030
Basic (loss) earnings per share	$(0.49)	$0.81	$0.85
Diluted (loss) earnings per share	$(0.49)	$0.81	$0.84
Shares used to compute (loss) earnings per share
Basic	26,990,059	26,899,373	23,577,854
Diluted	26,990,059	27,165,852	23,979,943

The accompanying notes are an integral part of these consolidated financial statements

-F 6-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share information)

	Common stock		Treasury stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	capital	earnings	Total
Balance, December 31, 2008	21,577,366	$216	(11,646)	$—	$55,388	$50,007	$105,611
Stock-based compensation	—	—	—	—	1,614	—	1,614
Exercise of stock options	382,852	4	—	—	1,934	—	1,938
Excess tax benefits from exercise of stock options	—	—	—	—	1,476	—	1,476
Proceeds from sale of common stock, net of expenses	4,830,000	48	—	—	90,949	—	90,997
Issuance of restricted stock	62,189	—	—	—	—	—	—
Net income	—	—	—	—	—	20,030	20,030
Balance, December 31, 2009	26,852,407	$268	(11,646)	$—	$151,361	$70,037	$221,666
Stock-based compensation	—	—	—	—	2,542	—	2,542
Exercise of stock options	82,510	$1	—	—	668	—	669
Excess tax benefits from exercise of stock options	—	—	—	—	96	—	96
Issuance of restricted stock	82,248	$1	—	—	—	—	1
Forfeiture of restricted stock	—	—	(585)	—	—	—	—
Net income	—	—	—	—	—	21,882	21,882
Balance, December 31, 2010	27,017,165	$270	(12,231)	$—	$154,667	$91,919	$246,856
Stock-based compensation	—	—	—	—	2,712	—	2,712
Exercise of stock options	32,124	$—	—	—	185	—	185
Issuance of restricted stock	400,417	$4	—	—	(4)	—	—
Forfeiture of restricted stock	(12,784)	—	—	—	—	—	—
Purchase of stock into treasury	—	—	(305,500)	(3,003)	—		(3,003)
Net loss	—	—	—	—	—	(13,114)	(13,114)
Balance, December 31, 2011	27,436,922	$274	(317,731)	$(3,003)	$157,560	$78,805	$233,636

The accompanying notes are an integral part of this consolidated financial statement

-F 7-

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net (loss) income	$(13,114)	$21,882	$20,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,092	19,458	18,536
Deferred financing cost amortization	132	296	252
Bad debt expense (recovery)	255	(285)	442
Deferred income taxes	5,192	4,959	(1,013)
Stock-based compensation	2,712	2,542	1,614
Gain on bargain purchase of a business	—	(1,589)	—
Loss (gain) on sale of property and equipment	60	(459)	(518)
Excess tax benefit from stock option exercise	—	(96)	(1,476)
Change in operating assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	26,135	(5,073)	(1,996)
Income tax receivable	(6,331)	(5,119)	2,453
Note receivable	39	1,246	(961)
Inventory	(370)	(1,519)	(734)
Prepaid expenses and other	(377)	(698)	1,608
Costs and estimated earnings in excess of billings on uncompleted contracts	10,991	(13,733)	(3,640)
Accounts payable	(12,970)	(7,651)	11,241
Accrued liabilities	(2,728)	3,024	270
Income tax payable	(262)	(50)	314
Billings in excess of costs and estimated earnings on uncompleted contracts	1,277	(3,241)	(6,030)
Deferred revenue	(57)	(55)	(56)
Net cash provided by operating activities	32,676	13,839	40,336
Cash flows from investing activities:
Proceeds from sale of property and equipment	841	827	1,095
Purchase of property and equipment	(14,894)	(29,050)	(22,693)
Acquisition of T.W. LaQuay Dredging	—	(60,879)	—
Acquisition of business (net of cash acquired)	—	(6,653)	—
Net cash used in investing activities	(14,053)	(95,755)	(21,598)
Cash flows from financing activities:
Increase in loan costs	—	(411)	—
Payments on long-term debt	—	—	(34,125)
Purchase of treasury stock	(3,003)	—	—
Exercise of stock options	185	669	1,938
Excess tax benefit from stock option exercise	—	96	1,476
Proceeds from the sale of common stock, net of offering costs	—	—	90,997
Net cash (used in) provided by financing activities	(2,818)	354	60,286
Net change in cash and cash equivalents	15,805	(81,562)	79,024
Cash and cash equivalents at beginning of period	23,174	104,736	25,712
Cash and cash equivalents at end of period	$38,979	$23,174	$104,736
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$212	$547	$553
Taxes, net of refunds	$(4,948)	$12,149	$9,781
Significant non-cash investing and financing activities:
Non-cash capital expenditures	$—	$1,110	$42
The accompanying notes are an integral part of these consolidated financial statements

-F 8-

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

-F 9-

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  We have not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at December 31, 2011 and 2010 consisted primarily of money market mutual funds and overnight bank deposits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in countries where the Company performs work, which amounts were insignificant in either 2011 or 2010.

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

The following table represents concentrations of receivables (trade and retainage) at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	A/R	%	A/R	%
Federal Government	$5,958	22%	$16,881	33%
State Governments	379	1%	3,156	6%
Local Municipalities	6,207	24%	11,236	22%
Private Companies	14,387	53%	19,581	39%
	$26,931	100%	$50,854	100%

At December 31, 2011 and 2010, the U.S. Army Corps of Engineers accounted for 9.1% and 17.7% of total receivables, respectively. In addition, at December 31, 2011, 12.5% of total receivables was related to a federal job in which the Company was a subcontractor.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2011 and 2010. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent

-F 10-

recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value.

At December 31, 2011 and 2010, the Company did not have an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at December 31, 2011 totaled $5.9 million, of which $3.5 million is expected to be collected beyond 2012.  Retention at December 31, 2010 totaled $10.6 million.

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

Advertising Costs

The Company primarily obtains contracts through the open bid process, and therefore advertising costs are not a significant component of expense.  Advertising costs are expensed as incurred.  Advertising expenses totaled $30,000 in 2011, $63,000 in 2010, and $39,500 in 2009.

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

-F 11-

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. No property and equipment were held for sale at December 31, 2011 and 2010.

Goodwill and Other Intangible Assets

Goodwill

Goodwill recorded on our Consolidated Balance Sheets is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.  We evaluate goodwill at the reporting unit level.  The Company has three reporting units, which are based on geography, and are referred to internally as “East Coast”, “Gulf Coast” and "Pacific Northwest".  Each reporting unit conducts similar business, which includes marine construction specialty services.   This reporting unit grouping reflects our internal management structure, which is based on the geographic location of our primary field offices.

At December 31, 2011, goodwill totaled $32.2 million, of which $22.6 million related to the Gulf Coast (including goodwill recorded upon the purchase of T.W. LaQuay Dredging, LLC, as discussed in Note 4 below), and $9.6 million resulted from the acquisition of equipment on the East Coast in 2008.  The Pacific Northwest reporting unit does not have goodwill.

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

As required by the Company's policy, annual impairment tests of goodwill are performed as of October 31 of each year or when circumstances arise that indicate a possible impairment might exist. The first step of the October 31, 2011 goodwill impairment test resulted in no indication of impairment, and no events have occurred since that date that would require an interim impairment test. The discount rate used in testing goodwill for the impairment test was 15.25% for the Gulf Coast reporting unit and 17.0% for the East Coast reporting unit. Future cash flow projections for each reporting unit were based on management's estimates, which were conservative estimates with little short-term expected growth due to the Company's operating loss in 2011, pricing pressures and market conditions. As compared with the impairment test performed in 2010, the discount rate decreased by 175 basis points in the Gulf Coast reporting unit and by 150 basis points in the East Coast reporting unit, due to decreases in the cost of equity, expected inflation rates, and risk while the stabilized growth rate remained constant at 5%. The impairment test concluded

-F 12-

that the fair value of the Gulf Coast reporting unit and the East Coast reporting unit exceeded carrying values by 7% and 11%, respectively. In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

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

The Company maintains two levels of excess loss insurance coverage, totaling $100 million in excess of primary coverage, which excess loss coverage responds to most of the Company’s liability policies.  The Company’s excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million.

-F 13-

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

The accrued liability for self-insured claims includes incurred but not reported losses of $3.4 million and $4.7 million at December 31, 2011 and 2010, respectively.

Warranty Costs

Provision for estimated warranty costs, (if any) is made in the period in which such costs become probable and is periodically adjusted to reflect actual experience.  The Company historically has not been subject to significant warranty provisions.  The Company’s Consolidated Balance Sheets at December 31, 2011 and 2010 included $0.1 million related to warranty costs.

New Accounting Pronouncements

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

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

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

-F 14-

Proceeds received from the sale of securities	$95,151
Less:
Underwriters’ commission	(3,806)
91,345
Offering related expenses	(548)
Expense credit received from underwriters	200
Total proceeds, net of expenses	$90,997

Use of proceeds:
Purchase of specialized equipment	7,000
Fund acquisitions in 2010	54,031
Repayment of outstanding debt	29,966
Balance retained in working capital, December 31, 2011	$—

4.	Business Acquisitions

In 2010, the Company  purchased (a) the membership interests of T.W. LaQuay Dredging, LLC (“TWLD”), a Texas limited liability company, from LaQuay Holdings, Inc. (the “Seller”), (b) all of the issued and outstanding capital stock of Industrial Channel and Dock Company, a Texas Corporation, and Commercial Channel and Dock Company, a Texas Corporation (collectively, the “Channel and Dock Companies”), from Timothy W. LaQuay and Linda F. LaQuay (the principal shareholders of the Seller, the “Principal Shareholders”), and (c) certain parcels of real property located in Port Lavaca, Texas from the Principal Shareholders (collectively, the “Purchase Transactions”).  TWLD and its predecessor company have operated as a marine construction and dredging company in the Gulf Coast markets since 2000.  The integration of TWLD’s operations and assets have added to the Company’s dredging fleet and enhanced its presence in the Gulf Coast.  At the closing, the Company entered into a consulting agreement with Timothy and Linda LaQuay and with Charles F. Barnett for a term of one year from the Closing Date.

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

The Purchase Agreement contained customary representations, warranties, covenants and indemnities, including certain post-closing covenants with respect to confidentiality and non-competition.

The following table summarizes the allocation of the purchase price:

Receivables and other short-term assets	$6,723
Property and equipment	$44,925
Accounts payable	$(8,065)
Other accrued liabilities	$(2,776)
Goodwill	$20,072
Total	$60,879

The purchase price was allocated to the assets acquired and the liabilities assumed using estimated fair values as of the acquisition date.  Working capital items primarily included trade accounts receivable, net of trade accounts payable, which due to their short term nature, the fair value was equal to carrying value.  No values were assigned to the acquisition of the trade name or the value of the contracts in backlog, as such amounts were short term in duration and immaterial in fair value.

The goodwill of $20.1 million arising from the acquisition consists primarily of the synergies and economies of scale expected from the combining of the operations of the Company and TWLD.  The Company and Seller elected to treat the acquisition as an asset purchase for tax purposes.  Including acquisition related costs of approximately $1.2 million, goodwill for tax purposes was

-F 15-

approximately $21.3 million, which is amortizable over a 15 year period.

Acquisition related costs of $1.2 million were included in selling, general and administrative expenses in the Company’s income statement for the year ended December 31, 2010.

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

In February, 2010, the Company expanded its business into the Pacific Northwest through the purchase of marine construction equipment items including derrick barges, cranes, hammers and ancillary equipment from a private company exiting the marine construction business, for a purchase price of approximately $7.0 million in cash.  The acquisition constitutes a business, as the assets acquired met the definition of a “self-sustaining integrated set of activities and assets capable of being conducted and managed to provide a return to investors, owners, members or participants” and include such items as (a) long-lived assets, such as marine construction equipment, (b) the ability to obtain access to necessary materials or rights, and (c) employees, which collectively are used to bid and obtain projects, which generate contract revenue through our field office in Tacoma, Washington.

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

The fair value of the assets acquired of $9.2 million exceeded the fair value of the purchase price of $7.0 million.  Accordingly, the acquisition was accounted for as a bargain purchase, and, as a result, the Company recognized a gain of $1.6 million (net of all tax effects) associated with the transaction.  The gain was included in the line item “Gain from bargain purchase of a business” in the 2010 Consolidated Statements of Income.

Acquisition related costs of $0.5 million are included in selling, general and administrative expenses in the Company’s income statement for the year ended December 31, 2010.

Discrete financial information is not available for the business prior to the acquisition.

5.	Inventory

Inventory at December 31, 2011 and December 31, 2010, of $3.4 and $3.0 million, respectively, consists of parts and small equipment held for use in the ordinary course of business.

6.	Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values. We have a note receivable in the amount of $51,000 from a customer, which we believe that the carrying value of the note receivable approximates its fair value, and which bears interest at 10%. In addition, we have a long-term receivable in the amount of $1.4 million, which we believe that the carrying value of this receivable approximates its fair value.

The fair value of the Company’s reporting units (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization.  In 2010, the acquisitions of TWLD and our expansion into the Pacific Northwest resulted in the valuation of fixed assets and goodwill on a non-recurring basis, as presented in the table below:

-F 16-

	December 31, 2010	Level 1	Level II	Level III
Assets acquired in business combinations	$54,153	—	—	$53,746
Goodwill and other intangibles	$20,072	—	—	$20,072

7.	Contracts in Progress

Contracts in progress are as follows at December 31, 2011 and December 31, 2010:

	2011	2010
Costs incurred on uncompleted contracts	$232,267	$268,603
Estimated earnings	44,261	79,208
	276,528	347,811
Less: Billings to date	(267,081)	(326,097)
	$9,447	$21,714
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts.	$15,112	$26,103
Billings in excess of costs and estimated earnings on uncompleted contracts.	(5,665)	(4,389)
	$9,447	$21,714

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

8.	Property and Equipment

The following is a summary of property and equipment at December 31, 2011 and December 31, 2010:

	2011	2010
Automobiles and trucks	$1,541	$2,134
Building and improvements	13,520	13,026
Construction equipment	132,317	122,792
Dredges and dredging equipment	96,278	91,018
Office equipment	3,882	3,528
	247,538	232,498
Less: accumulated depreciation	(119,440)	(100,170)
Net book value of depreciable assets	128,098	132,328
Construction in progress	8,655	13,629
Land	9,354	9,354
	$146,107	$155,311

For the years ended December 31, 2011, 2010 and 2009 depreciation expense was $22.1 million, $19.4 million, and $15.5 million, respectively, substantially all of which is included in the cost of contract revenue in the Company’s Consolidated Statements of Income.  The assets of the Company are pledged as collateral for the Company’s line of credit.

Construction in progress is stated at cost, which includes the cost of materials, labor and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at December 31, 2011 represents repairs and upgrades of barges and cranes, and refurbishment of dredges.

9.	Goodwill and Intangible Assets

Goodwill
The table below summarizes activity related to goodwill as of December 31, 2011 and 2010:

-F 17-

	2011	2010
Beginning balance, January 1	$32,168	$12,096
Additions	—	20,072
Impairment	—	—
Ending balance, December 31	$32,168	$32,168

Intangible assets
The tables below present the activity and amortizations of finite-lived intangible assets

	2011	2010
Intangible assets, January 1	$6,900	$6,900
Additions	—	—
Total intangible assets, end of year	6,900	6,900

Accumulated amortization	$(6,895)	$(6,862)
Current year amortization	(5)	(33)
Total accumulated amortization	(6,900)	(6,895)

Net intangible assets, end of year	$—	$5

10.	Accrued Liabilities

Accrued liabilities at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Accrued salaries, wages and benefits	$2,913	$5,440
Accrual for self-insurance liabilities	3,401	4,709
Other accrued expenses	3,025	2,314
	$9,339	$12,463

11.	Long-term Debt and Line of Credit

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

-F 18-

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

The Company is subject to a commitment fee, payable quarterly in arrears on the unused portion of the Credit Facility at a current rate of 0.25% of the unused balance.  As of December 31, 2011, no amounts had been drawn under the Credit Facility.

At December 31, 2011, the Company was in compliance with two of its financial covenants. The Leverage Ratio, calculated at 0.32 to 1.00, was within the not greater than 2.50 to 1.00 maximum parameter, and the Company's net worth, at $233.6 million, exceeded its minimum requirement of $189.3 million. However, the Fixed Charge Coverage Ratio was less than the minimum of 1.50 to 1.00, and the Company was not in compliance with this covenant. The Company's lenders waived compliance with the Fixed Charge Coverage ratio as of December 31, 2011. In accordance with the terms of the Credit Facility, the Company will set aside $13 million of cash on or before March 31, 2012. This sum represents the balance of the amount drawn in January 2012 to purchase land and buildings in Tampa, Florida, as described more fully in Note 20, Subsequent Event. The Company is working with its lenders on an alternative arrangement in lieu of a cash set aside. Additionally, the Company is working with its lenders to modify its Credit Facility to provide covenant relief given the Company's current near term outlook.

12.	Purchase of Common Shares

In May 2011, the Board of Directors of the Company approved a common share repurchase program that authorized the repurchase of up to $40 million in open market value. The shares may be repurchased over time, depending on market conditions, the market price of the Company's common shares, the Company's capital levels and other considerations. The share repurchase program is expected to expire one year from the date the program was approved by the Company's Board of Directors. During 2011, the Company repurchased 305,500 shares at an average price of $9.83 per share.

13.	Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s stock incentive plans.  In general, the plans provide for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but generally are 10 years.  Options generally vest over a three to five year period.  At December 31, 2010, 50,329 shares were available for issuance under the Company's two stock incentive plans; the "2005 Plan" and the "2007 LTIP". In May, 2011, shareholders of the Company approved the 2011 Long-Term Incentive Plan (the "2011 LTIP"), which succeeded the 2005 Plan and the 2007 LTIP, and under which the maximum aggregate number of shares available for award total 3,000,000. As of December 31, 2011, 1,810,973 shares remain available for award under the 2011 LTIP.

Restricted Stock

The following table summarizes the restricted stock activity under the the Company's equity incentive plans :

-F 19-

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2009	64,287	$1.65
Granted	62,189	$19.01
Vested	(36,771)	$0.02
Forfeited/repurchased shares	—	$—
Nonvested at December 31, 2009	89,705	$1.65
Granted	82,248	$13.86
Vested	(43,136)	$12.31
Forfeited/repurchased shares	(585)	$0.02
Nonvested at December 31, 2010	128,232	$14.72
Granted	400,417	$6.00
Vested	(63,299)	$1.99
Forfeited/repurchased shares	(12,783)	$15.24
Nonvested at December 31, 2011	452,567	$7.09

Independent directors receive equity compensation each year in the form of grants with a fair value of $60,000, with vesting in six months from the date of grant.  In March 2010, certain named executive officers were granted a total of 3,539 shares with a grant date fair value of $17.68 per share, and in November 2010, the Compensation Committee of the Board of Directors approved grants of restricted stock, totaling 61,177 shares to its named executive officers, with vesting over a three year period.  The shares had a fair value on the date of grant of $13.69. In August, 2011, awards of restricted stock, totaling 360,417 shares, with a fair value of $6.00 per share, were granted to the Company's named executive officers with vesting over a five year period. On the same day, the Company's independent directors each received grants of 10,000 shares with a fair value of $6.00 per share, which vest over six months.

Stock Options

The following table summarizes the stock option activity under the Company's equity incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,328,340	$8.35
Granted	262,934	$19.19
Exercised	(382,852)	$5.06
Forfeited	(22,102)	$11.27
Outstanding at December 31, 2009	1,186,320	$11.76
Granted	217,552	$13.78
Exercised	(82,510)	$8.11
Forfeited	(12,364)	$14.97
Outstanding at December 31, 2010	1,308,998	$12.30
Granted	953,800	$6.02
Exercised	(32,124)	$5.78
Forfeited	(101,768)	$15.68
Outstanding at December 31, 2011	2,128,906	$9.42
Vested at December 31, 2011 and expected to vest	2,055,553	$9.52	8.04	$947
Exercisable at December 31, 2011	987,510	$11.52	6.52	$373

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

-F 20-

	2011	2010	2009
Weighted average grant-date fair value of options granted	$4.03	$6.58	$8.57
Risk-free interest rate	1.5%	1.5%	1.3%
Expected volatility	68.4%	52.3%	66.5%
Expected term of options (in years)	7.5	5.4	3
Dividend yield	—%	—%	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants.  The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for 2011 and 2010 is based on the exercise history.

Volatility is calculated based on the Company’s historic stock price.  The Company does not anticipate paying dividends in the future.

Compensation expense related to equity award grants totaled $2.7 million, $2.5 million, and $1.6 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $4.6 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested equity awards, which is expected to be recognized over a weighted average period of 3.9 years.

	2011	2010	2009
Total intrinsic value of options exercised	$143	$799	$5,042
Total fair value of shares vested	$1,383	$2,518	$6,367

14.	Income Taxes

The following table presents the components of our consolidated income tax expense for each fiscal year ended December 31:

	Current	Deferred	Total
2011
U.S. Federal	$(12,386)	$6,736	$(5,650)
State and local	847	(1,544)	(697)
	$(11,539)	$5,192	$(6,347)
2010
U.S. Federal	$6,658	$5,019	$11,677
State and local	77	205	282
	$6,735	$5,224	$11,959
2009
U.S. Federal	$11,484	$(392)	$11,092
State and local	1,063	(621)	442
	$12,547	$(1,013)	$11,534

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31 as follows:

	2011	2010	2009
Statutory amount (computed at 35%)	$(6,812)	$11,783	$11,048
State income tax, net of federal benefit	(415)	252	290
Permanent differences	576	(197)	5
Other (net)	304	121	191
Consolidated income tax provision	$(6,347)	$11,959	$11,534
Consolidated effective tax rate	32.6%	35.3%	36.5%

The Company’s deferred tax (assets) liabilities are as follows:

-F 21-

	December 31, 2011		December 31, 2010
	Current	Long- term	Current	Long- term
Assets related to:
Accrued liabilities	$1,182	$—	$1,482	$—
Intangible assets		2,712		2,677
Net operating loss carryforward	—	2,457	—
Non-qualified stock options		291		104
Other		413	312	1,206
Total assets	1,182	5,873	1,794	3,987
Liabilities related to:
Depreciation and amortization		(25,355)		(20,652)
Goodwill and gain on purchase of a business		(1,738)
Other	—	(67)	—	(42)
Total liabilities	—	(27,160)	—	(20,694)
Net deferred assets (liabilities)	$1,182	$(21,287)	$1,794	$(16,707)

As reported in the balance sheets:

	December 31, 2011	December 31, 2010

Net current deferred tax assets	1,182	1,794
Net non-current deferred tax liabilities	(21,287)	(16,707)
Total net deferred tax liabilities:	$(20,105)	$(14,913)

In assessing the realizability of deferred tax assets at December 31, 2011, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income during the periods in which these temporary differences become deductible. As of December 31, 2011, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

The Company recorded a net operating loss carryforward ("NOL") in 2011 of $2.5 million for state income tax reporting purposes due to the loss sustained in the year. The Company believes it will be able to utilize these NOL's against future income and therefore no valuation allowance has been established. For federal tax reporting purposes, the Company carried the NOL recorded in 2011 back to 2009 and increased its income tax receivable accordingly.

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

The Company believes that it has no uncertain tax positions. The Company does not believe that its tax positions will significantly change due to the settlement and expiration of statutes of limitations prior to December 31, 2012.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2008, 2009, 2010 and 2011. The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2011 and 2010, as the Company has not recorded any uncertain tax positions. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

-F 22-

15.	(Loss) Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of (loss) earnings per share. Antidilutive stock options outstanding were 2,128,906, 515,906 and 262,934 at December 31 2011, 2010, and 2009, respectively.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS for each fiscal year ended December 31:

	2011	2010	2009
Basic EPS computation:
Numerator:
Net (loss) income	$(13,114)	$21,882	$20,030

Denominator:
Basic weighted average shares outstanding	26,990,059	26,899,373	23,577,854
Basic earnings per share	$(0.49)	$0.81	$0.85
Diluted EPS computation:
Total basic weighted average shares outstanding	26,990,059	26,899,373	23,577,854
Effect of dilutive securities:
Common stock options	—	266,479	402,088
Total weighted average shares outstanding assuming dilution	26,990,059	27,165,852	23,979,943
Diluted earnings per share	$(0.49)	$0.81	$0.84

16.	Enterprise Wide Disclosures

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

The Company’s primary customers are governmental agencies in the United States.  The following table represents concentrations of revenue by type of customer for the years ended December 31, 2011, 2010, and 2009.

	2011	%	2010	%	2009	%
Federal	$108,123	42%	$143,697	41%	$54,173	19%
State	48,604	19%	40,145	11%	24,835	8%
Local	40,647	15%	41,868	12%	82,933	28%
Private	62,478	24%	127,425	36%	131,553	45%
	$259,852	100%	$353,135	100%	$293,494	100%

Revenues generated outside the United States totaled 1%, 5%, and 14% of total revenues for the years ended 2011, 2010 and 2009, respectively.  Revenue generated outside the United States in 2009 was primarily related to construction of a cruise pier and facilities in Haiti.

The Company’s long-lived assets are substantially located in the United States.

Significant customers

The following customers accounted for 10% or more of contract revenues for the years ended December 31, 2011, 2010 and 2009:

-F 23-

	2011	2010	2009
US Corps of Engineers	24%	28%	16%
Weston Solutions	N/A	10%	N/A

17.	Employee Benefits

All employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pretax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2011, 2010 and 2009, the Company contributed $1.1 million, $1.1 million, and $1.0 million to the plan in each respective year.

18.	Commitments and Contingencies

Operating Leases

In July 2005, the Company executed a sale-leaseback transaction in which it sold an office building for $2.1 million and entered into a ten year lease agreement. The Company, at its option, can extend the lease for two additional five year terms. Scheduled increases in monthly rent are included in the lease agreement.

The sale of the office building resulted in a gain of $562,000 which has been deferred and amortized over the life of the lease. The Company recognized approximately $56,000 in each of the years ending December 31, 2011, 2010 and 2009, respectively.  Rent expense under this agreement was $172,620, $170,219, and $168,504 for each of the years ending December 31, 2011, 2010 and 2009, respectively.

In 2005, the Company entered into a lease agreement for vehicles under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2011, 2010 and 2009 was $4.6 million, $3.6 million, and $2.1 million, respectively.

The Company leases its corporate office in Houston, Texas under a lease with an initial term of nine years.   In addition, the Company leases other facilities, including office space and yard facilities, under terms that range from one to five years.  The Company also leases short-term field office space at its various construction sites for the duration of the projects.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows:

Amount
Year ended December 31,
2012	$4,619
2013	2,800
2014	1,672
2015	721
2016	293
Thereafter	223
$10,328

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

-F 24-

19.    Selected Quarterly Financial Data

The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2011.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2011
Revenues	$79,057	$70,899	$54,583	$55,313	$259,852
Operating income (loss)	2,524	(5,265)	(9,062)	(7,538)	(19,341)
Income (loss) before income taxes	2,448	(5,340)	(9,108)	(7,461)	(19,461)
Net income (loss)	1,539	(3,216)	(6,218)	(5,219)	(13,114)
Earnings (loss) per share:
Basic	$0.06	$(0.12)	$(0.23)	$(0.19)	$(0.49)
Diluted	$0.06	$(0.12)	$(0.23)	$(0.19)	$(0.49)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2010
Revenues	$75,556	$87,126	$100,024	$90,428	$353,135
Operating income	5,471	11,164	11,481	4,471	32,587
Income before income taxes	7,602	11,008	11,403	3,828	33,841
Net income	4,781	7,009	7,098	2,994	21,882
Earnings per share:
Basic	$0.18	$0.26	$0.26	$0.11	$0.81
Diluted	$0.18	$0.26	$0.26	$0.11	$0.81

20.	Subsequent Event

In January 2012, the Company purchased approximately 18 acres of land, including buildings and improvements, from Lazarra Leasing, LLC. The property is located in Tampa, Florida, and was formerly partially rented by the Company.

The purchase price was $13.4 million, and included the following terms:

•	The Company, at its expense, shall construct dock improvements at Seller's facility, in an amount not to exceed $279,700. Construction shall commence within 90 days of closing.

•	The Company shall rent a portion of the land retained by Seller for an initial term of 20 years, with payment of $250,000 in advance for the entire term.

•	Seller shall lease back three buildings for up to 24 months following the sale, with the first 12 months rent abated. Rent during the second twelve-month period, shall be at $7.00 per square foot.

The Company drew $13 million on its revolving line of credit to purchase the land and buildings.

-F 25-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Orion Marine Group, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Orion Marine Group, Inc. and subsidiaries referred to in our report dated March 6, 2012, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (2), which is the responsibility of the Company's management.  In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ Grant Thornton LLP
Houston, Texas
March 6, 2012

ORION MARINE GROUP, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deduction	Balance at the End of the Period

Year ended December 31, 2009:
Provision for Doubtful Accounts	$800	$442	$—	$1,202
Year ended December 31, 2010:
Provision for Doubtful Accounts	$1,202	$(285)	$(917)	$—
Year ended December 31, 2011:
Provision for Doubtful Accounts	$—	$255	$—	$—

-F 26-