Form 10-Q
period 2012-03-31
Orion Marine Group Inc
filed 2012-05-04
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of May 1, 2012, 27,121,417 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2012

Part I – Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,747	$38,979
Restricted cash and cash equivalents	13,952	—
Accounts receivable:
Trade, net of allowance of $0	25,621	20,954
Retainage	5,860	5,977
Other	918	1,111
Income taxes receivable	17,488	13,998
Note receivable	46	51
Inventory	3,320	3,361
Deferred tax asset	1,293	1,182
Costs and estimated earnings in excess of billings on uncompleted contracts	17,076	15,112
Prepaid expenses and other	2,346	2,470
Total current assets	103,667	103,195
Property and equipment, net	156,963	146,107
Accounts receivable, long-term	1,410	1,410
Goodwill	32,168	32,168
Intangible assets, net of accumulated amortization	—	—
Other assets	404	207
Total assets	$294,612	$283,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$13,000	$—
Accounts payable:
Trade	11,333	11,977
Retainage	448	374
Accrued liabilities	8,258	9,339
Billings in excess of costs and estimated earnings on uncompleted contracts	11,342	5,665
Total current liabilities	44,381	27,355
Long-term debt	—	—
Other long-term liabilities	656	606
Deferred income taxes	21,300	21,287
Deferred revenue	188	203
Total liabilities	66,525	49,451
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,439,129 and 27,436,922 issued; 27,121,417 and 27,119,191 outstanding at March 31, 2012 and December 31, 2011, respectively	274	274
Treasury stock, 317,731 shares, at cost	(3,003)	(3,003)
Additional paid-in capital	158,347	157,560
Retained earnings	72,469	78,805
Total stockholders’ equity	228,087	233,636
Total liabilities and stockholders’ equity	$294,612	$283,087

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended March 31,
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended March 31,
	2012	2011
Contract revenues	$50,890	$79,057
Costs of contract revenues	53,718	68,739
Gross profit (loss)	(2,828)	10,318
Selling, general and administrative expenses	7,091	7,898
Operating (loss)/income	(9,919)	2,420
Other income (expense)
Other income	181	104
Interest income	11	9
Interest expense	(168)	(85)
Other income (expense), net	24	28
(Loss)/income before income taxes	(9,895)	2,448
Income tax (benefit)/expense	(3,559)	909
Net (loss)/income	$(6,336)	$1,539
Basic (loss)/earnings per share	$(0.23)	$0.06
Diluted (loss)/earnings per share	$(0.23)	$0.06
Shares used to compute (loss)/earnings per share
Basic	27,119,760	27,004,933
Diluted	27,119,760	27,180,094

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
As of March 31, 2012
(Unaudited)
(In Thousands, Except Share Information)

	Common Stock			Treasury Stock			Additional Paid-In	Retained
	Shares		Amount	Shares	Amount		Capital	Earnings	Total
Balance, December 31, 2011	27,436,922		$274	(317,731)	(3,003)		$157,560	$78,805	$233,636
Stock-based compensation	—		—	—	—		774	—	774
Exercise of stock options	2,226		—				13		13
Issue restricted stock	—		—				—		—
Excess tax benefits from the exercise of stock options	—	—	—		—	—			—
Forfeiture of restricted stock	—		—				—		—
Purchase of treasury stock				—	—		—		—

Net loss								(6,336)	(6,336)
Balance, March 31, 2012	27,439,148		$274	(317,731)	$(3,003)		$158,347	$72,469	$228,087

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three months ended March 31,
(Unaudited)
(In Thousands)

	2012	2011
Cash flows from operating activities
Net (loss) income	$(6,336)	$1,539
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,378	5,531
Deferred financing cost amortization	33	33
Bad debt expense (recoveries)	(1)	—
Deferred income taxes	(98)	606
Stock-based compensation	774	635
Gain on sale of property and equipment	(14)	(104)
Excess tax benefit from stock option exercise	—	—
Change in operating assets and liabilities, excluding effects of businesses acquired:
Accounts receivable	(4,355)	9,111
Income tax receivable	(3,491)	398
Inventory	41	(647)
Note receivable	5	—
Prepaid expenses and other	(108)	(723)
Restricted cash	(13,952)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,964)	(2,363)
Accounts payable	(570)	(12,078)
Accrued liabilities	(1,030)	1,047
Income tax payable	—	(81)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,677	2,653
Deferred revenue	(14)	(15)
Net cash (used in) provided by operating activities	(20,025)	5,542
Cash flows from investing activities:
Proceeds from sale of property and equipment	40	314
Purchase of property and equipment	(16,260)	(5,284)
Net cash used in investing activities	(16,220)	(4,970)
Cash flows from financing activities:
Borrowings on revolving line of credit	13,000	—
Exercise of stock options	13	—
Issuance of restricted stock	—	—
Excess tax benefit from stock option exercise	—	—
Increase in loan costs	—	—
Purchase of shares into treasury	—	—
Net cash (used in) provided by financing activities	13,013	—
Net change in cash and cash equivalents	(23,232)	572
Cash and cash equivalents at beginning of period	38,979	23,174
Cash and cash equivalents at end of period	$15,747	$23,746
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$121	$1
Taxes (net of refunds)	$30	$2

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012
(Unaudited)
(Tabular Amounts in thousands, Except for Share and per Share Amounts)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc. and its subsidiaries (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada and in the Caribbean Basin.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipelines; mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2011 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates.  The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at March 31, 2012 and December 31, 2011 consisted primarily of money market mutual funds, overnight bank deposits and certificates of deposits. At March 31, 2012, the Company had approximately $13.95 million of restricted cash equivalents set aside in certificates of deposits in accordance with the terms of the Company's credit facility.

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

At March 31, 2012, 14% of our accounts receivable was due from Weston Solutions, of which most related to a federal job in which the Company was a subcontractor, and at December 31, 2011, the U.S. Army Corps of Engineers ("the Corps") accounted for 9.1% of total receivables. In the three months ended March 31, 2012 revenues generated from Corps projects were 21% of total revenues in the period, and in the three months ended March 31, 2011, two customers generated 38.7% of total revenues, of which the Corps represented 25.8%. Revenue and receivables are a reflection of the nature, scope, schedules and customer base of projects under contract at a given point in time. The Company believes that the loss of a single customer, other than the Corps, would not have a material adverse effect on the Company and its subsidiaries and affiliates.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2012 and December 31, 2011, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at March 31, 2012 totaled $5.9 million, of which $4.0 million is expected to be collected beyond 2012.  Retention at December 31, 2011 totaled $5.9 million.

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

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by US GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.   The Company accounts for any uncertain tax positions in accordance with the provisions of ASC 740-10, Income Taxes, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.  The Company had not recorded a liability for uncertain tax positions at December 31, 2011 or March 31, 2012.

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

The Company maintains two levels of excess loss insurance coverage, totaling $100 million in excess of primary coverage. The Company’s excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million.

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

3.	Contracts in Progress

Contracts in progress are as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$281,249	$232,267
Estimated earnings	49,696	44,261
	330,945	276,528
Less: Billings to date	(325,211)	(267,081)
	$5,734	$9,447
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	17,076	$15,112
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,342)	(5,665)
	$5,734	$9,447

Contract costs include all direct costs, such as materials and labor, and those indirect costs related to contract performance such as payroll taxes and insurance. Provisions for estimated losses on uncompleted contracts are made in the period in which such estimated losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

4.	Property and Equipment

The following is a summary of property and equipment at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Automobiles and trucks	$1,642	$1,541
Building and improvements	21,798	13,520
Construction equipment	132,597	132,317
Dredges and dredging equipment	98,126	96,278
Office equipment	3,952	3,882
	258,115	247,538
Less: accumulated depreciation	(124,735)	(119,440)
Net book value of depreciable assets	133,380	128,098
Construction in progress	8,790	8,655
Land	14,793	9,354
	$156,963	$146,107

For the three months ended March 31, 2012 and 2011, depreciation expense was $5.4 million and 5.5 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Income.  The assets of the Company are pledged as collateral for the Company’s line of credit.

In January 2012, the Company purchased approximately 18 acres of land, including buildings and improvements, from Lazarra Leasing, LLC ("Seller"). The property is located in Tampa, Florida, and was formerly partially rented by the Company.

The purchase price was $13.7 million and included the following items:

•	The Company, at its expense, will construct dock improvements at Seller's facility, in an amount not to exceed $279,700. Construction is to commence within 90 days of closing.

•	The Company shall rent a portion of the land retained by the Seller for an initial term of 20 years, with payment of of $250,000 for the entire term paid in advance.

•	Seller shall lease back three buildings for up to 24 months following the sale, with the first 12 months rent abated. Rent during the second twelve-month period shall be at $7.00 per square foot.

The Company drew $13 million on its revolving line of credit to purchase the property.

5.	Inventory

Inventory at March 31, 2012 and December 31, 2011, of $3.3 million and $3.4 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

6.	Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values. We have a note receivable in the amount of $46,000, for which we believe that the carrying value approximates its fair value, and which bears interest at 10%.

The fair value of the Company's debt at March 31, 2012 approximated its carrying value of $13.0 million, as interest is based on current market interest rates for debt with similar risk and maturity. The Company had no debt at December 31, 2011. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

7.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Beginning balance, January 1	32,168	$32,168
Additions	—	—
Ending balance	$32,168	$32,168

No indicators of goodwill impairment were identified during the three months ended March 31, 2012.

8.	Long-term Debt and Line of Credit

In 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and bookrunner; and the Lenders (as defined) from time to time as party thereto.

The Credit Agreement provides for borrowings of up to $75 million under revolving and swingline loans (as defined in the Credit Agreement) with a $20 million sublimit for the issuance of letters of credit.  An additional $25 million is available under the facility subject to the lenders’ discretion (together, the “Credit Facility”).  The Credit Facility matures on June 30, 2013, and is guaranteed by the subsidiaries of the Company.  The Credit Facility may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. The Credit Facility is secured by the assets of the Company, including stock held in its subsidiaries.

Revolving loans may be designated as prime rate based loans (“ABR Loans”) or Eurodollar Loans, at the Company’s request, and may be made in an integral multiple of $500,000, in the case of an ABR Loan, or $1 million in the case of a Eurodollar Loan.   Swingline loans may only be designated as ABR Loans, and may be made in amounts equal to integral multiples of $100,000.  The Company may convert, change or modify such designations from time to time.  Interest is computed based on the designation of the Loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the Credit Facility may be re-borrowed.

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

In January, 2012, the Company drew $13 million on its revolving line of credit to purchase approximately 18 acres of land including buildings and improvements, in Tampa, Florida from Lazarra Leasing, LLC. Interest at March 31, 2012, was based on a LIBOR-option interest rate of 1.99% and is paid in arrears. At March 31, 2012, the Company had letters of credit outstanding of approximately $952,000.

At March 31, 2012, the Company was in compliance with one of its financial covenants. The Company's net worth, at $228.1 million, exceeded its minimum requirement of $189.3 million. However, the Leverage Ratio, calculated at (1.48) to 1.00, was not within the not greater than 2.50 to 1.00 maximum parameter, and the Fixed Charge Coverage Ratio was less than the minimum of 1.50 to 1.00, and the Company was not in compliance with these covenants. The Company's lenders waived compliance with these ratios as of March 31, 2012. In accordance with the terms of the Credit Facility, the Company set aside cash of $13.95 million . This sum represents the balance of the amount drawn in January 2012 to purchase land and buildings in Tampa, Florida, and the outstanding letters of credit. The Company is working with its lenders on an alternative arrangement in lieu of a cash set aside, and expects to have this arrangement in place prior to the end of the second fiscal quarter of 2012. Additionally, the Company is working with its lenders to modify its Credit Facility to provide covenant relief given the Company's current near term outlook.

9.	Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended March 31, 2012 and 2011 was 36% and 37.1%, in each period, respectively. This differed from the Company’s statutory rate of 35% primarily due to state income taxes, and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense.

	Current	Deferred	Total
Three months ended March 31, 2012
U.S. Federal	$(3,440)	$163	$(3,277)
State and local	(21)	(261)	(282)
	$(3,461)	$(98)	$(3,559)
Three months ended March 31, 2011:
U.S. Federal	$283	$614	$897
State and local	20	(8)	12
	$303	$606	$909

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to March 31, 2013.

10.	Earnings Per Share

Basic (loss) earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three months ended March 31, 2012, no potential common stock equivalents were included as the effect of such would be anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted (loss) earnings per share:

	Three months ended March 31,
	2012	2011
Basic:
Weighted average shares outstanding	27,119,760	27,004,933
Diluted:
Total basic weighted average shares outstanding	27,119,760	27,004,933
Effect of dilutive securities:
Common stock options	—	175,161
Total weighted average shares outstanding assuming dilution	27,119,760	27,180,094
Anti-dilutive stock options	2,374,659	890,028
Share of Common Stock issued from the Exercise of Stock Options	2,226	—

11.	Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s stock incentive plans, which include the balance of shares remaining under the 2007 Long Term Incentive Plan (the "2007 LTIP) and the 2011 Long Term Incentive Plan (the "2011 LTIP") which was approved by the shareholders in May 2011 and authorized the maximum aggregate number of shares to be issued of 3,000,000. In general, the Company's plans provide for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but are generally are 10 years from the date of issuance.  Options generally vest over a three to five year period.

For the three months ended March 31, 2012 and 2011, compensation expense related to stock based awards outstanding for the periods was $774,000 and $635,000, respectively.

During the first quarter of 2012, the Company granted options to purchase 262,051 shares of common stock. The weighted average fair value of the options granted in the three months ended March 31, 2012 was $4.08 using the Black Scholes option pricing model with the following assumptions:

Expected life of options	6.2 years
Expected volatility	68.5%
Risk-free interest rate	1.42%
Dividend yield	—%

The Company applies a 5.5% forfeiture rate to its option grants.

During the three months ended March 31, 2012, the Company received proceeds of approximately $13,000 upon the exercise of 2,226 options. In the three months ended March 31, 2011, no options were exercised.

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

The following table represents concentrations of revenue by type of customer for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	%	2011	%
Federal……..	$12,716	25%	$36,645	46%
State………..	7,520	15%	11,587	15%
Local……….	11,116	22%	10,095	13%
Private………	19,538	38%	20,730	26%
	$50,890	100%	$79,057	100%

The Company’s long-lived assets are substantially located in the United States.

15.	Purchase of Common Shares

On May 4, 2011, the Board of Directors of the Company approved a  common share repurchase program that authorizes the repurchase of up to $40 million in open market value. The shares may be repurchased over time, depending on market conditions, the market price of the Company’s common shares, the Company’s capital levels and other considerations. The share repurchase program  is expected to expire one year from the date the Plan was approved by the Company’s Board of Directors. During the three months ended March 31, 2012 , no shares were repurchased under the program.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2011 audited consolidated financial statements and notes thereto included in its 2011 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Form 10-K  and with our unaudited financial statements and related notes appearing elsewhere in this quarterly report.

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada, and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 62% of our revenue in the three months ended March 31, 2012, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Recent Developments and Outlook.  General economic conditions, including anemic growth particularly in private investment and capital spending as well as continued delays in Federal spending have continued to put pressure on the Company's margins.

Despite these uncertainties, we increased backlog during the quarter as compared with the fourth quarter of 2011, and were successful on approximately $100 million of bid opportunities in the period ended March 31, 2012, Our tracking database remains strong for the foreseeable future.

The Company remained focused on returning to profitability as quickly as possible. We have continued our cost containment programs, which we implemented in the second half of 2011 to help offset some of the pressures on margins and we continue to adjust bid margins in order to build backlog and revenue.

In the long-term, we see positive trends in demands for our services in our end markets, including:

•	General demand to repair, improve and upgrade US marine infrastructure;

•	Broad bi-partisan support for the RAMP Act, which would match Harbor Maintenance tax collections with expenditures;

•
Cargo volume increases and expected additional future demands as larger ships begin to transit the Panama Canal will require ports in our geographic areas to perform additional dredging services and port infrastructure expansion.

•	Improving economic conditions and increased activity in the petrochemical industry will necessitate capital expenditures in the private sector, which had been postponed.

Consolidated Results of Operations

Three months ended March 31, 2012 compared with three months ended March 31, 2011

	Three months ended March 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$50,890	100.0%	$79,057	100.0%
Cost of contract revenues	53,718	105.6	68,739	86.9
Gross profit (loss)	(2,828)	(5.6)	10,318	13.1
Selling, general and administrative expenses	7,091	13.9	7,898	10.0
Operating (loss) income	(9,919)	(19.5)	2,420	3.1
Other income (expense)
Other income	181	0.4	104	0.1
Interest income	11	—	9	—
Interest (expense)	(168)	(0.3)	(85)	(0.1)
Other expense, net	24	0.1	28	—
(Loss) income before income taxes	(9,895)	(19.4)	2,448	3.1
Income tax (benefit) expense	(3,559)	(7.0)	909	1.1
Net (loss) income	$(6,336)	(12.4)%	$1,539	2.0%

Contract Revenues. Revenues for the three months ended March 31, 2012 decreased approximately 36% as compared with the same period last year and was substantially related to the slowdown in lettings of Federal projects, particularly those projects involving dredging services. This resulted in gaps between project end dates and the remobilization of equipment to new projects.
Revenue generated from contracts with public agencies, including the US Corps of Engineers, represented 62% of first quarter revenues, as compared with 74% in the prior year period. This decrease reflected the continued lack of Federal project lettings, resulting from the budgeting process which the Company believes impacted the letting schedule last year and which continued through the first quarter. The percent of revenue generated from customers in the private sector represented 38% of total revenues, as compared with 26% last year.

Gross Profit.   Gross profit for the first quarter was a negative $2.8 million. As compared with prior year period, the variance is related to underutilized equipment and to labor expense for crews idled when projects completed. Gross margin in the first quarter was a negative 5.5% as compared to a positive 13.2% in the prior year quarter. The variance between periods related to the factors described above, to pricing changes between periods reflecting our decision to adjust bid margins to build backlog, as well as to the mix and scope of contracts in the current year. As measured by cost, our self-performance rate was 85% in the first quarter of 2012, as compared with 87% in the prior year period.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses decreased by $0.8 million as compared with the first quarter of 2011, primarily due to cost containment measures put in place during the latter half of 2011.

Income Tax (Benefit) Expense.  Our effective rate for the three months ended March 31, 2012 was 36% and in the three months ended March 31, 2011 was 37.1%. These rates differed from the statutory rate of 35% due primarily to the non-deductibility of certain permanent tax items, such as incentive compensation expense.

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

Backlog at March 31, 2012 was $215.4 million, as compared with $140.5 million at March 31, 2011, reflecting the rebuilding of backlog through our success in obtaining contract awards in the first quarter of 2012. Ending first quarter backlog represents a sequential increase of $50.9 million as compared with backlog at December 31, 2011.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facility.

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2012, our working capital was $59.3 million, as compared with $75.8 million at December 31, 2011. As of March 31, 2012, we had cash on hand of $15.7 million. Availability under our revolving credit facility was limited to amounts at our lenders' discretion.

Continued pressures on revenue resulting from delays in project lettings by the Corps of Engineers and anemic growth particularly in private investment and capital spending could have an adverse effect on liquidity in the future. However, we expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements.

The following table provides information regarding our cash flows and capital expenditures for the three months ended March 31, 2012 and 2011 (unaudited):

	Three months ended March 31,
	2012	2011
Cash flows (used in) provided by operating activities	$(20,025)	$5,542
Cash flows used in investing activities	$(16,220)	$(4,970)
Cash flows provided by financing activities	$13,013	$—

Operating Activities. During the three months ended March 31, 2012, our operations used approximately $20.0 million in cash, as compared with cash provided in the prior year period of $5.5 million. This change was primarily related to the set aside of approximately $13.95 million as restricted cash in accordance with the terms of our Credit Facility due to non-compliance with two financial covenants. The balance of the use of cash was related to changes in components of working capital, including increases in trade receivable balances related to the timing of our billings to customers and to tax receivables related to the carryback of the Company's federal NOL's, among other factors. Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.  Significant changes in non cash items included a decrease in deferred income tax, resulting from the changes in temporary timing differences. In the prior year, changes in non-cash items included an increase in depreciation expense related to the acquisition of assets in 2010.

Investing Activities. In the current year, we purchased approximately 18 acres of land and buildings in Tampa, Florida, for a price of approximately $13.7 million. Additions to our capital assets were $2.6 million, a decrease as compared with $5.3 million in the prior year period.

Financing Activities. We funded the purchase of the land and buildings in Tampa, Florida, through a draw on our revolving credit facility of $13.0 million, and we received proceeds from stock option exercises of $13,000 in the current year period.

Sources of Capital

In June 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and bookrunner; and the Lenders (as defined) from time to time as party thereto.

The Credit Agreement provides for borrowings of up to $75 million under revolving and swingline loans (as defined in the Credit Agreement) with a $20 million sublimit for the issuance of letters of credit.  An additional $25 million is available under the facility subject to the Lenders’ discretion (together, the “Credit Facility”).  The Credit Facility matures on June 30, 2013, and is guaranteed by the subsidiaries of the Company.  The Credit Facility may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. The Credit Facility is secured by the assets of the Company, including stock held in its subsidiaries.

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

In January, 2012, the Company drew $13 million on its revolving line of credit to purchase approximately 18 acres of land including buildings and improvements, in Tampa, Florida from Lazarra Leasing, LLC. Interest at March 31, 2012, was based on a LIBOR-option interest rate of 1.99%. At March 31, 2012, the Company had letters of credit outstanding of approximately $952,000.

At March 31, 2012, the Company was in compliance with one of its financial covenants. The Company's net worth, at $228.1 million, exceeded its minimum requirement of $189.3 million. However, the Leverage Ratio, calculated at (1.48) to 1.00, was not within the not greater than 2.50 to 1.00 maximum parameter, and the Fixed Charge Coverage Ratio was less than the minimum of 1.50 to 1.00, and the Company was not in compliance with these covenants. The Company's lenders waived compliance with these ratios as of March 31, 2012. In accordance with the terms of the Credit Facility, the Company set aside cash of $13.95 million . This sum represents the balance of the amount drawn in January 2012 to purchase land and buildings in Tampa, Florida, and the outstanding letters of credit. The Company is working with its lenders on an alternative arrangement in lieu of a cash set aside, and expects to have this arrangement in place prior to the end of the second fiscal quarter of 2012. Additionally, the Company is working with its lenders to modify its Credit Facility to provide covenant relief given the Company's current near term outlook.

In any case, the Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated in its operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At March 31, 2012, our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $140 million in surety bonds outstanding.  During the quarter ended March 31, 2012, approximately 62% of projects, measured by revenue, required us to post a bond.

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

Interest rate risk
At March 31, 2012, we had $13 million in outstanding borrowings under our revolving credit facility, with an interest rate of 1.99%.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2011 Form 10-K

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended March 31, 2012.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

None.

Item 5.  Other Information

None

Item 6.                      Exhibits

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

3.2
Amended and Restated Bylaws of Orion Marine Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

4.1
Registration Rights Agreement between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company's Form S-1 filed with the Securities and Exchange Commission on August 20, 2007(FIle No. 333-145588)).

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
May 4, 2012	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
May 4, 2012	Mark R. Stauffer
Executive Vice President and Chief Financial Officer