Form 10-Q
period 2012-06-30
Orion Marine Group Inc
filed 2012-08-03
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of August 1, 2012, 27,128,799 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2012

Part I – Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$31,933	$38,979
Accounts receivable:
Trade, net of allowance of $0	32,520	20,954
Retainage	8,440	5,977
Other	880	1,111
Income taxes receivable	17,221	13,998
Note receivable	46	51
Inventory	3,791	3,361
Deferred tax asset	980	1,182
Costs and estimated earnings in excess of billings on uncompleted contracts	9,391	15,112
Prepaid expenses and other	2,457	2,470
Total current assets	107,659	103,195
Property and equipment, net	153,946	146,107
Accounts receivable, long-term	1,410	1,410
Goodwill	32,168	32,168
Other assets	232	207
Total assets	$295,415	$283,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$13,000	$—
Accounts payable:
Trade	15,372	11,977
Retainage	1,208	374
Accrued liabilities	8,774	9,339
Billings in excess of costs and estimated earnings on uncompleted contracts	14,547	5,665
Total current liabilities	52,901	27,355
Other long-term liabilities	703	606
Deferred income taxes	18,219	21,287
Deferred revenue	174	203
Total liabilities	71,997	49,451
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,439,149 and 27,436,922 issued; 27,121,417 and 27,119,191 outstanding at June 30, 2012 and December 31, 2011, respectively	274	274
Treasury stock, 317,731 shares, at cost	(3,003)	(3,003)
Additional paid-in capital	159,099	157,560
Retained earnings	67,048	78,805
Total stockholders’ equity	223,418	233,636
Total liabilities and stockholders’ equity	$295,415	$283,087

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three and six months June 30,
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Contract revenues	$67,132	$70,899	$118,022	$149,956
Costs of contract revenues	67,349	68,946	121,067	137,685
Gross profit (loss)	(217)	1,953	(3,045)	12,271
Selling, general and administrative expenses	7,478	7,114	14,569	15,012
Operating loss	(7,695)	(5,161)	(17,614)	(2,741)
Other income (expense)
Other income	4	(104)	184	—
Interest income	8	8	19	17
Interest expense	(234)	(83)	(403)	(169)
Other income (expense), net	(222)	(179)	(200)	(152)
Loss before income taxes	(7,917)	(5,340)	(17,814)	(2,893)
Income tax benefit	(2,497)	(2,124)	(6,057)	(1,215)
Net loss	$(5,420)	$(3,216)	$(11,757)	$(1,678)
Basic loss per share	$(0.20)	$(0.12)	$(0.43)	$(0.06)
Diluted loss per share	$(0.20)	$(0.12)	$(0.43)	$(0.06)
Shares used to compute loss per share
Basic	27,121,417	26,930,353	27,120,593	26,967,643
Diluted	27,121,417	26,930,353	27,120,593	26,967,643

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
As of June 30, 2012
(Unaudited)
(In Thousands, Except Share Information)

	Common Stock			Treasury Stock			Additional Paid-In	Retained
	Shares		Amount	Shares	Amount		Capital	Earnings	Total
Balance, December 31, 2011	27,436,922		$274	(317,731)	(3,003)		$157,560	$78,805	$233,636
Stock-based compensation	—		—	—	—		1,526	—	1,526
Exercise of stock options	2,226		—				13		13
Issue restricted stock	—		—				—		—
Excess tax benefits from the exercise of stock options	—	—	—		—	—			—
Forfeiture of restricted stock	—		—				—		—
Purchase of treasury stock				—	—		—		—

Net loss								(11,757)	(11,757)
Balance, June 30, 2012	27,439,148		$274	(317,731)	$(3,003)		$159,099	$67,048	$223,418

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six months ended June 30,
(Unaudited)
(In Thousands)

	2012	2011
Cash flows from operating activities
Net loss	$(11,757)	$(1,678)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,691	11,140
Deferred financing cost amortization	139	65
Bad debt expense (recoveries)	(1)	—
Deferred income taxes	(2,866)	2,593
Stock-based compensation	1,526	1,122
Gain on sale of property and equipment	(93)	(148)
Change in operating assets and liabilities:
Accounts receivable	(13,797)	12,679
Income tax receivable	(3,222)	(292)
Inventory	(430)	(1,111)
Note receivable	5	39
Prepaid expenses and other	(149)	328
Costs and estimated earnings in excess of billings on uncompleted contracts	5,721	1,250
Accounts payable	4,229	(10,651)
Accrued liabilities	(468)	(1,569)
Income tax payable	—	(262)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,882	194
Deferred revenue	(28)	(29)
Net cash (used in) provided by operating activities	(1,618)	13,670
Cash flows from investing activities:
Proceeds from sale of property and equipment	252	371
Purchase of property and equipment	(18,689)	(9,691)
Net cash used in investing activities	(18,437)	(9,320)
Cash flows from financing activities:
Borrowings from Credit Facility	13,000	—
Exercise of stock options	13	182
Increase in loan costs	(4)	—
Purchase of shares into treasury	—	(3,003)
Net cash provided by (used in) financing activities	13,009	(2,821)
Net change in cash and cash equivalents	(7,046)	1,529
Cash and cash equivalents at beginning of period	38,979	23,174
Cash and cash equivalents at end of period	$31,933	$24,703
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$350	$103
Taxes (net of refunds)	$30	$(3,278)

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2012
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition from construction contracts;

•	Allowance for doubtful accounts;

•	Testing of goodwill and other long-lived assets for possible impairment;

•	Income taxes;

•	Self-insurance; and

•	Stock based compensation.

Revenue Recognition

The Company records revenue on construction contracts for financial statement purposes using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. The Company follows the guidance of ASC 605-35 – Revenue Recognition, Construction-Type and Production-Type Contracts, for its accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at June 30, 2012 and December 31, 2011 consisted primarily of money market mutual funds and overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of June 30, 2012 and December 31, 2011, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at June 30, 2012 totaled $8.4 million, of which $3.1 million is expected to be collected beyond 2012.  Retention at December 31, 2011 totaled $6.0 million.

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

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by US GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  The Company accounts for any uncertain tax positions in accordance with the provisions of ASC 740-10, Income Taxes, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.  The Company had not recorded a liability for uncertain tax positions at December 31, 2011 or June 30, 2012.

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

3.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of receivables (trade and retainage) at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012		December 31, 2011
Federal Government	$4,771	12%	$5,958	22%
State Governments	418	1%	379	1%
Local Governments	9,498	23%	6,207	24%
Private Companies	26,273	64%	14,387	53%
Total receivables	$40,960	100%	$26,931	100%

At June 30, 2012, a private sector customer and port authority accounted for 24.4% and 18.2% of total receivables, respectively. At December 31, 2011, receivables from the US Army Corps of Engineers represented and a private sector customer accounted for 9.1% and 12.5% of total receivables, respectively.

Additionally, the table below represents concentrations of revenue by type of customer for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,				Six months ended June 30,
	2012	%	2011	%	2012	%	2011	%
Federal……..	$12,212	18%	$29,869	42%	$24,928	21%	$66,514	44%
State………..	9,494	14%	16,054	23%	17,014	14%	27,641	19%
Local……….	13,478	20%	12,044	17%	24,594	21%	22,139	15%
Private………	31,948	48%	12,932	18%	51,486	44%	33,662	22%
	$67,132	100%	$70,899	100%	$118,022	100%	$149,956	100%

In the three months ended June 30, 2012, a private sector customer, a port authority, and the US Army Corps of Engineers, generated 19.1%, 11.3% and 10.6% of revenues, and for the six month period, these same customers generated 13.2% , 9.9% and 15.3% of total revenues, respectively. In the three months ended June 30, 2011, the US Army Corps of Engineers and a state department of transportation generated 22.8% and 13.3% of total revenues. The US Army Corps of Engineers, a state department of transportation and a private sector customer generated 24.4%, 10.9% , and 10.6% of contract revenues in the six month period ended June 30, 2011.

The Company does not believe that the loss of any one of these customers, other than the US Army Corps of Engineers, would have a material adverse effect on the Company and its subsidiaries and affiliates.

The Company’s long-lived assets are substantially located in the United States.

4.	Contracts in Progress

Contracts in progress are as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$296,637	$232,267
Estimated earnings	51,510	44,261
	348,147	276,528
Less: Billings to date	(353,303)	(267,081)
	$(5,156)	$9,447
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	9,391	$15,112
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,547)	(5,665)
	$(5,156)	$9,447

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

5.	Property and Equipment

The following is a summary of property and equipment at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Automobiles and trucks	$1,672	$1,541
Building and improvements	21,798	13,520
Construction equipment	133,054	132,317
Dredges and dredging equipment	98,026	96,278
Office equipment	3,952	3,882
	258,502	247,538
Less: accumulated depreciation	(129,239)	(119,440)
Net book value of depreciable assets	129,263	128,098
Construction in progress	9,890	8,655
Land	14,793	9,354
	$153,946	$146,107

For the three months ended June 30, 2012 and 2011, depreciation expense was $5.3 million and $5.6 million, respectively, and for the comparable six month periods was $10.7 million and $11.1 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Income.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 9).

In January 2012, the Company purchased approximately 18 acres of land, including buildings and improvements, from Lazarra Leasing, LLC ("Seller"). The property is located in Tampa, Florida, and was formerly partially rented by the Company.

The purchase price was $13.7 million and included the following items:

•	The Company, at its expense, will construct dock improvements at Seller's facility, in an amount not to exceed $279,700. Construction is to commence within 90 days of closing.

•	The Company shall rent a portion of the land retained by the Seller for an initial term of 20 years, with payment of $250,000 for the entire term paid in advance.

•	Seller leased back three buildings for up to 24 months following the sale, with the first 12 months rent abated.

The Company drew $13 million from its Credit Facility (as defined in Note 9) to purchase the property.

6.	Inventory

Inventory at June 30, 2012 and December 31, 2011, of $3.8 million and $3.4 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

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

The fair value of the Company's debt at June 30, 2012 approximated its carrying value of $13.0 million, as interest is based on current market interest rates for debt with similar risk and maturity. The Company had no debt at December 31, 2011. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Beginning balance, January 1	$32,168	$32,168
Additions	—	—
Ending balance	$32,168	$32,168

No indicators of goodwill impairment were identified during the three and six months ended June 30, 2012.

9.	Long-term Debt and Line of Credit

In June 2010, the Company entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and bookrunner, and other lenders, from time to time. The Credit Agreement was amended in June 2012 in response to the Company's near term outlook, at which time Wells Fargo became the sole lender.

The amended Credit Agreement provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. All of the components of the Credit Facility mature on June 30, 2013.

Reconciliation of amounts drawn in January 2012
As part of the amended Credit Agreement, the $13 million drawn in January 2012 to purchase the property in Tampa, Florida was converted into a term loan in the amount of $10.9 million, with the balance of $2.1 million remaining under the revolving line of credit. Additionally, the $13.9 million in restricted cash on the March 31, 2012, balance sheet was released and is available to fund operations.

Provisions of the revolving line of credit and accordian
As part of the amendment, the Company elected to reduce the maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) from $75 million to $35 million, with a $20 million sublimit for the issuance of letters of credit. An additional $25 million is available subject to the Lender's discretion.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement.

At June 30, 2012, $2.1 million had been drawn under the revolver.

Provisions of the term loan
At June 30, 2012, the term loan component of the Credit Facility totaled $10.9 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly commencing September 30, 2012.

Financial covenants
Restrictive financial covenants under the Credit Facility were modified in June 2012 to:

•	Eliminate the Fixed Charge Coverage Ratio;

•	Eliminate the Leverage Ratio;

•
Change the Net Worth covenant to a Tangible Net Worth covenant, with the minimum Tangible Net Worth requirement of a base amount of $180 million as of the effective date of the amendment, plus 50% of consolidated quarterly net income (if positive), plus 75% of all issuances of equity interests by Borrower during that quarter;

•	Add a Profitability Covenant such that the Company shall not sustain a consolidated net loss for two consecutive fiscal quarters, commencing with the quarter ending September 30, 2012.

In addition, the Credit Facility contains events of default that are usual and customary for similar transactions, including non-payment of principal, interest or fees; inaccuracy of representations and warranties; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company is subject to a commitment fee, at a current rate of 0.25% of the unused portion of the maximum available to borrow under the Credit Facility. The commitment fee is payable quarterly in arrears.

Interest at June 30, 2012, was based on a LIBOR-option interest rate of 2.75%. For the three and six months ended June 30, 2012, the weighted average interest rate was 2.10% and 2.05%, respectively. At June 30, 2012, the Company had letters of credit outstanding of approximately $952,000.

At June 30, 2012, the Company was in compliance with its financial covenants.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by ts operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements.

10.	Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended June 30, 2012 and 2011 was 31.5% and 39.8%, and for the six months was 34% and 42% in each period, respectively.
In the current year, the rate differed from the Company’s statutory rate of 35% primarily due to the losses incurred in the current year, offset by state income taxes, and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense.

	Current	Deferred	Total
Three months ended June 30, 2012
U.S. Federal	$256	$(2,614)	$(2,358)
State and local	14	(153)	(139)
	$270	$(2,767)	$(2,497)
Three months ended June 30, 2011:
U.S. Federal	$(3,997)	$1,924	$(2,073)
State and local	(115)	64	(51)
	$(4,112)	$1,988	$(2,124)

	Current	Deferred	Total
Six months ended June 30, 2012
U.S. Federal	$(3,184)	$(2,452)	$(5,636)
State and local	(7)	(414)	(421)
	$(3,191)	$(2,866)	$(6,057)
Six months ended June 30, 2011
U.S. Federal	$(3,714)	$2,538	$(1,176)
State and local	(94)	55	(39)
	$(3,808)	$2,593	$(1,215)

The Company believes it will be able to utilize its net operating loss carryforwards in the future and therefore has not recorded a valuation allowance.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to June 30, 2013.

11.	Earnings Per Share

Basic (loss) earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three and six months ended June 30, 2012, no potential common stock equivalents were included as the effect of such would be anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted (loss) earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic:
Weighted average shares outstanding	27,121,417	26,930,353	27,120,593	26,967,643
Diluted:
Total basic weighted average shares outstanding	27,121,417	26,930,353	27,120,593	26,967,643
Effect of dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	27,121,417	26,930,353	27,120,593	26,967,643
Anti-dilutive stock options	2,370,696	1,188,275	2,370,696	1,188,275
Share of Common Stock issued from the Exercise of Stock Options	—	30,691	2,226	30,691

12.	Stock-Based Compensation

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

For the three months ended June 30, 2012 and 2011, compensation expense related to stock based awards outstanding for the periods was $753,000 and $487,000, respectively, and was $1.5 million and $1.1 million in the six months ended June 30, 2012 and 2011, respectively.

In the first quarter of 2012, the Company granted options to purchase 262,051 shares of common stock. The weighted average fair value of the options granted in the first quarter was $4.08 using the Black Scholes option pricing model with the following assumptions:

Expected life of options	6.2 years
Expected volatility	68.5%
Risk-free interest rate	1.42%
Dividend yield	—%

The Company applies a 5.5% forfeiture rate to its option grants. No shares of stock or options were granted in the second quarter ended June 30, 2012.

No options were exercised in the three months ended June 30, 2012. In the six month period ended June 30, 2012, the Company received proceeds of approximately $13,000 upon the exercise of 2,226 options. In the three and six months ended June 30, 2011, 30,691 options were exercised, generating proceeds of $182,000.

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

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada, and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 52% of our revenue in the three months ended June 30, 2012, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

Our contracts are obtained primarily through competitive bidding in response to “requests for proposals” by federal, state and local agencies and through negotiation with private parties. Our bidding activity and strategies are affected by such factors as backlog, current utilization of equipment and other resources, ability to obtain necessary surety bonds and competitive considerations. The timing and location of awarded contracts may result in unpredictable fluctuations in the results of our operations.

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

All of these factors can result in inefficiencies on contract performance, which can impact the timing of revenue recognition and contract profitability. We plan our operations and bidding activity with these factors in mind and they have not had a material adverse impact on the results of our operations in the past.

Recent Developments and Outlook.  During the second quarter we were successful on approximately $52 million of bid opportunities, and our backlog has recovered from the levels experienced in 2011. Our tracking database remains strong for the foreseeable future, and we have not seen any further deterioration in bid margin levels or an increase in irrational bidding. While we do not expect to see a significant increase in bid opportunities, passage of the $105 billion Transportation Bill could be a factor in easing pricing pressure from non-traditional competitors.

However, lettings from the US Army Corps of Engineers remain uncertain, which continues to put pressure on the utilization of our dredging assets.

The Company remains focused on returning to profitability as quickly as possible. We have continued our cost containment programs, which we implemented in the second half of 2011 to help offset some of the pressures on margins and we continue to price effectively in order to build backlog and revenue.

In the long-term, we see positive trends in demands for our services in our end markets, including:

•	General demand to repair, improve and upgrade US marine infrastructure;

•	Language in the Transportation Bill urging action for resolution of the discrepancy between Harbor Maintenance tax collections and expenditures;

•
Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to perform additional dredging services and expand port infrastructure; and

•
Improving economic conditions and increased activity in the petrochemical industry will necessitate capital expenditures , including larger projects, which had been postponed, as well as maintenance call-out work.

Consolidated Results of Operations

Three months ended June 30, 2012 compared with three months ended June 30, 2011

	Three months ended June 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$67,132	100.0%	$70,899	100.0%
Cost of contract revenues	67,349	100.3	68,946	97.2
Gross profit (loss)	(217)	(0.3)	1,953	2.8
Selling, general and administrative expenses	7,478	11.1	7,114	10.0
Operating (loss) income	(7,695)	(11.4)	(5,161)	(7.2)
Other income (expense)
Other income	4	—	(104)	(0.1)
Interest income	8	—	8	—
Interest (expense)	(234)	(0.3)	(83)	(0.1)
Other expense, net	(222)	(0.3)	(179)	(0.2)
(Loss) income before income taxes	(7,917)	(11.7)	(5,340)	(7.4)
Income tax (benefit) expense	(2,497)	(3.7)	(2,124)	(3.0)
Net (loss) income	$(5,420)	(8.0)%	$(3,216)	(4.4)%

Contract Revenues. Revenues for the three months ended June 30, 2012 decreased approximately 5.3% as compared with the same period last year. The decrease was due principally to changes in the size, composition and schedules of the mix of jobs in each period. In the current year period, we commenced work on several large projects for private sector customers. This is reflected primarily in the shift of revenue generated from contracts with public agencies, including the US Army Corps of Engineers, which represented 52% of second quarter revenues, as compared with 82% in the prior year period. The percent of revenue generated from customers in the private sector represented 48% of total revenues, as compared with 18% last year. The Company views these revenue shifts as normal in the marine construction business.

Gross Profit.   Gross profit for the second quarter was a negative $0.2 million. Gross margin in the second quarter was a negative 0.3% as compared to a positive 2.8% in the comparable prior year period. The variance between the periods is related to underutilized equipment; labor expense for crews idled between projects; our decision to adjust bid margins to build backlog; and to the mix and scope of contracts in the current year, as compared with last year. As measured by cost, our self-performance rate was 82% in the second quarter of 2012, as compared with 86% in the prior year period.

Selling, General and Administrative Expense. As compared with the second quarter of 2011, selling, general and administrative ("SG&A") expenses increased by $0.3 million. In the second quarter of 2011, we eliminated our bonus expense and reversed the accrual as part of our cost cutting measures put in place in June of that year, which reduced expenses in that period. These reductions were offset in part in the current year by an increase in our estimates for property taxes.

Income Tax (Benefit) Expense.  Our effective rate for the three months ended June 30, 2012 was 31.5% and in the three months ended June 30, 2011 was 39.8%. The rates in the current year differed from the statutory rate of 35% due primarily increases in our net operating loss carryforwards, offset by the non-deductibility of certain permanent tax items, such as incentive compensation expense. In the prior year period, the variance from the statutory rate was related to the add-back of permanent tax items.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

	Six months ended June 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$118,022	100.0%	$149,956	100.0%
Cost of contract revenues	121,067	102.6	137,685	91.8
Gross profit (loss)	(3,045)	(2.6)	12,271	8.2
Selling, general and administrative expenses	14,569	12.3	15,012	10.0
Operating (loss) income	(17,614)	(14.9)	(2,741)	(1.8)
Other income (expense)
Other income	184	0.2	—	(0.1)
Interest income	19	—	17	—
Interest (expense)	(403)	(0.3)	(169)	(0.1)
Other expense, net	(200)	(0.1)	(152)	(0.2)
(Loss) income before income taxes	(17,814)	(15.0)	(2,893)	(2.0)
Income tax (benefit) expense	(6,057)	(5.1)	(1,215)	(0.8)
Net (loss) income	$(11,757)	(9.9)%	$(1,678)	(1.2)%

Contract Revenues. Revenues for the six months ended June 30, 2012 decreased approximately 21.3% as compared with the comparable period last year, and was substantially related to the slowdown in lettings on Federal projects, particularly those projects involving dredging services and to gaps between project end dates and the remobilization of equipment to new jobs, particularly in the first quarter of 2012. Contract revenue generated from public agencies represented 56% of total revenue in the six month period, as compared with 78% in the six month period last year. Revenue generated from private customers was 44% and 22% in the first six months of 2012 and 2011, respectively.

Gross Profit.   Gross profit was a negative $3.0 million in the six month period ended June 30, 2012, a decrease of $15.3 million compared with the six months ended June 30, 2011 primarily related to increased costs resulting from underutilized equipment and to labor expense for crews idled between projects. Gross margin in the first six months of 2012 was a negative 2.6% as compared to a positive 8.2% in the prior year period and reflects our decision in the latter half of 2011 to adjust our pricing to build backlog. As measured by cost, our self-performance rate was 83% in the first six months of 2012, as compared with 86% in the prior year period.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $14.6 million, a decrease of $0.4 million, or 2.9%, as compared with the prior year period, primarily related to cost containment measures put in place during the latter half of 2011.

Income Tax (Benefit) Expense.  Our effective rate for the six month period ended June 30, 2012 was 34% and in the six months ended June 30, 2011 was 42%. In the current year, these rates differed from the statutory rate of 35% due to the increase in our net operating loss carryforwards,. In the prior year period, the variance was primarily related to the non-deductibility of certain permanent tax items, such as incentive compensation expense.

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which ranges from three to nine months, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. In addition, many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, the possibility exists that we may be in the future, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Backlog at June 30, 2012 was $193.7 million, as compared with $119.8 million at June 30, 2011, reflecting the rebuilding of backlog through our success in obtaining contract awards in the first quarter of 2012.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2012, our working capital was $54.8 million, as compared with $75.8 million at December 31, 2011. As of June 30, 2012, we had cash on hand of $31.9 million. Availability under our revolving credit facility was subject to a borrowing base.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements.

The following table provides information regarding our cash flows and capital expenditures for the six months ended June 30, 2012 and 2011 (unaudited):

	Six months ended June 30,
	2012	2011
Cash flows (used in) provided by operating activities	$(1,618)	$13,670
Cash flows used in investing activities	$(18,437)	$(9,320)
Cash flows provided by (used in) financing activities	$13,009	$(2,821)

Operating Activities. During the six months ended June 30, 2012, our operations used approximately $1.6 million in net cash outflows, as compared with net cash inflows in the prior year period of $13.7 million. The increase in net cash outflows was related to:

•	the loss of $11.7 million in the period; as compared with a loss of $1.7 million in the six month period last year;

•
an increase in trade accounts receivable balances, related to the timing of billings to customers, as compared with net collections of receivables in the prior year period, which resulted in a net outflow between periods of $26.5 million;

•
net inflow of cash of $13.2 million between periods related to billings to and payments from customers for costs that cannot be billed, or receipt of payments for items such as mobilization at project commencement;

•
changes in other working capital components, including trade payables, which are related to the composition of projects in process, and which resulted in a net inflow of cash between the six months ended June 30, 2012 and 2011 of $16.3 million

•
changes in non-cash components of approximately $5.4 million, primarily related to changes in our net deferred tax liability, resulting from an increase in out net operating loss carryforwards between periods.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments were $5.0 million, a decrease as compared with $9.7 million in the prior year period.  Additionally, in the current year, we purchased approximately 18 acres of land and buildings in Tampa, Florida, for a price of approximately $13.7 million.

Financing Activities. We funded the purchase of land and buildings in Tampa, Florida, from our Credit Facility in the amount of $13.0 million, and we received proceeds from stock option exercises of $13,000 in the current year period.

Sources of Capital

In June 2010, the Company entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC as sole lead arranger and bookrunner, and other lenders, from time to time. The Credit Agreement was amended in June 2012 in response to the Company's near term outlook, at which time Wells Fargo became the sole lender.

The amended Credit Agreement provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. All of the components of the Credit Facility mature on June 30, 2013.

Reconciliation of amounts drawn in January 2012
As part of the amended Credit Agreement, the $13 million drawn in January 2012 to purchase the property in Tampa, Florida was converted into a term loan in the amount of $10.9 million, with the balance of $2.1 million remaining under the revolving line of credit. Additionally, the $13.9 million in restricted cash on the March 31, 2012, balance sheet was released and is available to fund operations.

Provisions of the revolving line of credit and accordian
As part of the amendment, the Company elected to reduce the maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) from $75 million to $35 million, with a $20 million sublimit for the issuance of letters of credit. An additional $25 million is available subject to the Lender's discretion.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement.

At June 30, 2012, $2.1 million had been drawn under the revolver.

Provisions of the term loan
At June 30, 2012, the term loan component of the Credit Facility totaled $10.9 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly commencing September 30, 2012.

Financial covenants
Restrictive financial covenants under the Credit Facility were modified in June 2012 to:

•	Eliminate the Fixed Charge Coverage Ratio;

•	Eliminate the Leverage Ratio;

•
Change the Net Worth covenant to a Tangible Net Worth covenant, with the minimum Tangible Net Worth requirement of a base amount of $180 million as of the effective date of the amendment, plus 50% of consolidated quarterly net income (if positive), plus 75% of all issuances of equity interests by Borrower during that quarter;

•	Add a Profitability Covenant such that the Company shall not sustain a consolidated net loss for two consecutive fiscal quarters, commencing with the quarter ending September 30, 2012.

In addition, the Credit Facility contains events of default that are usual and customary for similar transactions, including non-payment of principal, interest or fees; inaccuracy of representations and warranties; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company is subject to a commitment fee, at a current rate of 0.25% of the unused portion of the maximum available to borrow under the Credit Facility. The commitment fee is payable quarterly in arrears.

Interest at June 30, 2012, was based on a LIBOR-option interest rate of 2.75%. For the three and six months ended June 30, 2012, the weighted average interest rate was 2.10% and 2.05%, respectively. At June 30, 2012, the Company had letters of credit outstanding of approximately $952.

At June 30, 2012, the Company was in compliance with its financial covenants.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At June 30, 2012, our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $140 million in surety bonds outstanding.  During the quarter ended June 30, 2012, approximately 52% of projects, measured by revenue, required us to post a bond.

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

Interest rate risk
At June 30, 2012, we had $13 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate over the six month period of 2.19%.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

There were no sales of equity securities in the period ended June 30, 2012.

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

10.1*
Credit Agreement dated as of June 25, 2012 between Orion Marine Group, Inc. and Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC as Sole Lead Arranger and Bookrunner

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
August 3, 2012	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
August 3, 2012	Mark R. Stauffer
Executive Vice President and Chief Financial Officer