Form 10-Q
period 2012-09-30
Orion Marine Group Inc
filed 2012-11-01
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of November 1, 2012, 27,154,930 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2012

Part I – Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$50,213	$38,979
Accounts receivable:
Trade, net of allowance of $0	31,428	20,954
Retainage	7,701	5,977
Other	1,078	1,111
Income taxes receivable	2,651	13,998
Note receivable	46	51
Inventory	3,558	3,361
Deferred tax asset	1,190	1,182
Costs and estimated earnings in excess of billings on uncompleted contracts	12,207	15,112
Prepaid expenses and other	1,632	2,470
Total current assets	111,704	103,195
Property and equipment, net	152,220	146,107
Accounts receivable, long-term	1,410	1,410
Goodwill	32,168	32,168
Other assets	230	207
Total assets	$297,732	$283,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$10,511	$—
Accounts payable:
Trade	17,283	11,977
Retainage	2,154	374
Accrued liabilities	10,449	9,339
Billings in excess of costs and estimated earnings on uncompleted contracts	16,711	5,665
Total current liabilities	57,108	27,355
Other long-term liabilities	489	606
Deferred income taxes	17,143	21,287
Deferred revenue	160	203
Total liabilities	74,900	49,451
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,472,662 and 27,436,922 issued; 27,154,930 and 27,119,191 outstanding at September 30, 2012 and December 31, 2011, respectively	275	274
Treasury stock, 317,731 shares, at cost	(3,003)	(3,003)
Additional paid-in capital	160,107	157,560
Retained earnings	65,453	78,805
Total stockholders’ equity	222,832	233,636
Total liabilities and stockholders’ equity	$297,732	$283,087

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three and nine months September 30,
(Unaudited)
(In Thousands, Except Share and Per Share Information)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Contract revenues	$75,386	$54,583	$193,408	$204,539
Costs of contract revenues	70,493	57,014	191,560	194,699
Gross profit (loss)	4,893	(2,431)	1,848	9,840
Selling, general and administrative expenses	7,185	6,631	21,754	21,643
Operating loss	(2,292)	(9,062)	(19,906)	(11,803)
Other income (expense)
Other income	44	44	228	44
Interest income	4	5	23	22
Interest expense	(235)	(95)	(638)	(263)
Other expense, net	(187)	(46)	(387)	(197)
Loss before income taxes	(2,479)	(9,108)	(20,293)	(12,000)
Income tax benefit	(885)	(2,890)	(6,941)	(4,104)
Net loss	$(1,594)	$(6,218)	$(13,352)	$(7,896)
Basic loss per share	$(0.06)	$(0.23)	$(0.49)	$(0.29)
Diluted loss per share	$(0.06)	$(0.23)	$(0.49)	$(0.29)
Shares used to compute loss per share
Basic	27,138,310	26,909,559	27,126,440	26,946,482
Diluted	27,138,310	26,909,559	27,126,440	26,946,482

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
Nine months ended September 30, 2012
(Unaudited)
(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2011	27,436,922	$274	(317,731)	(3,003)	$157,560	$78,805	$233,636
Stock-based compensation	—	—	—	—	2,372	—	2,372
Exercise of stock options	35,739	1			175		176
Issue restricted stock	—	—			—		—
Excess tax benefits from the exercise of stock options	—	—		—			—
Forfeiture of restricted stock	—	—			—		—
Purchase of treasury stock			—	—	—		—

Net loss						(13,352)	(13,352)
Balance, September 30, 2012	27,472,661	$275	(317,731)	$(3,003)	$160,107	$65,453	$222,832

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30,
(Unaudited)
(In Thousands)

	2012	2011
Cash flows from operating activities
Net loss	$(13,352)	$(7,896)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	16,038	16,738
Deferred financing cost amortization	158	98
Bad debt expense (recoveries)	1	165
Deferred income taxes	(4,152)	4,446
Stock-based compensation	2,372	1,818
Gain on sale of property and equipment	(156)	(184)
Change in operating assets and liabilities:
Accounts receivable	(12,165)	23,356
Income tax receivable	11,347	(5,142)
Inventory	(197)	(409)
Note receivable	5	39
Prepaid expenses and other	668	957
Costs and estimated earnings in excess of billings on uncompleted contracts	2,906	11,894
Accounts payable	7,086	(15,022)
Accrued liabilities	994	(3,670)
Income tax payable	—	(262)
Billings in excess of costs and estimated earnings on uncompleted contracts	11,046	(164)
Deferred revenue	(43)	(43)
Net cash provided by operating activities	22,556	26,719
Cash flows from investing activities:
Proceeds from sale of property and equipment	349	807
Purchase of property and equipment	(22,344)	(12,694)
Net cash used in investing activities	(21,995)	(11,887)
Cash flows from financing activities:
Borrowings from Credit Facility	13,000	—
Payments made on borrowings from Credit Facility	(2,489)	—
Exercise of stock options	176	185
Increase in loan costs	(14)	—
Purchase of shares into treasury	—	(3,003)
Net cash provided by (used in) financing activities	10,673	(2,818)
Net change in cash and cash equivalents	11,234	12,014
Cash and cash equivalents at beginning of period	38,979	23,174
Cash and cash equivalents at end of period	$50,213	$35,188
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$675	$160
Taxes (net of refunds)	$(14,138)	$(3,185)

See notes to unaudited condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2012
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at September 30, 2012 and December 31, 2011 consisted primarily of money market mutual funds and overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of September 30, 2012 and December 31, 2011, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at September 30, 2012 totaled $7.7 million, of which $5.3 million is expected to be collected beyond 2012.  Retention at December 31, 2011 totaled $6.0 million.

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

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by US GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  The Company accounts for any uncertain tax positions in accordance with the provisions of ASC 740-10, Income Taxes, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.  The Company had not recorded a liability for uncertain tax positions at December 31, 2011 or September 30, 2012.

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

3.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of receivables (trade and retainage) at September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012		December 31, 2011
Federal Government	$6,181	16%	$5,958	22%
State Governments	1,400	4%	379	1%
Local Governments	4,455	11%	6,207	24%
Private Companies	27,093	69%	14,387	53%
Total receivables	$39,129	100%	$26,931	100%

At September 30, 2012, the US Army Corps of Engineers and two private sector customers accounted for 12.0%, 21.7% and 11.0% of total receivables, respectively. At December 31, 2011, receivables from the US Army Corps of Engineers and a private sector customer accounted for 9.1% and 12.5% of total receivables, respectively.

Additionally, the table below represents concentrations of revenue by type of customer for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,				Nine months ended September 30,
	2012	%	2011	%	2012	%	2011	%
Federal……..	$17,408	23%	$24,175	44%	$42,336	22%	$91,377	45%
State………..	11,623	15%	9,559	18%	28,637	15%	41,631	20%
Local……….	7,463	10%	12,644	23%	32,057	17%	34,820	17%
Private………	38,892	52%	8,205	15%	90,378	47%	36,711	18%
	$75,386	100%	$54,583	100%	$193,408	100%	$204,539	100%

In the three months ended September 30, 2012, the US Army Corps of Engineers and a private sector customer generated 19.5% and 11.5% of revenues, respectively, and for the nine month period, these same customers generated 16.8%, and 12.6% of total revenues, respectively. In the three months ended September 30, 2011, the US Army Corps of Engineers, the US Navy, and two state departments of transportation generated 26.1%, 11.9% 13.4% and 12.9% of total revenues, respectively. The US Army Corps of Engineers and a state department of transportation generated 24.6%, and 11.5% of contract revenues in the nine month period ended September 30, 2011.

The Company does not believe that the loss of any one of these customers, other than the US Army Corps of Engineers, would have a material adverse effect on the Company and its subsidiaries and affiliates.

The Company’s long-lived assets are substantially located in the United States.

4.	Contracts in Progress

Contracts in progress are as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$307,353	$232,267
Estimated earnings	52,587	44,261
	359,940	276,528
Less: Billings to date	(364,444)	(267,081)
	$(4,504)	$9,447
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	12,207	$15,112
Billings in excess of costs and estimated earnings on uncompleted contracts	(16,711)	(5,665)
	$(4,504)	$9,447

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

5.	Property and Equipment

The following is a summary of property and equipment at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Automobiles and trucks	$1,591	$1,541
Building and improvements	21,798	13,520
Construction equipment	135,703	132,317
Dredges and dredging equipment	98,379	96,278
Office equipment	4,068	3,882
	261,539	247,538
Less: accumulated depreciation	(134,358)	(119,440)
Net book value of depreciable assets	127,181	128,098
Construction in progress	10,246	8,655
Land	14,793	9,354
	$152,220	$146,107

For the three months ended September 30, 2012 and 2011, depreciation expense was $5.3 million and $5.6 million, respectively, and for the comparable nine month period was $16.0 million and $16.7 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Income.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 9).

In January 2012, the Company purchased approximately 18 acres of land, including buildings and improvements, from Lazarra Leasing, LLC ("Seller"). The property is located in Tampa, Florida, and was formerly partially rented by the Company.

The purchase price was $13.7 million and included the following items:

•	The Company, at its expense, will construct dock improvements at Seller's facility, in an amount not to exceed $279,700. Construction commenced within the mandated 90 days of closing.

•	The Company shall rent a portion of the land retained by the Seller for an initial term of 20 years, with payment of $250,000 for the entire term paid in advance.

•	Seller leased back three buildings for up to 24 months following the sale, with the first 12 months rent abated.

The Company drew from its Credit Facility (as defined in Note 9) to purchase the property.

6.	Inventory

Inventory at September 30, 2012 and December 31, 2011, of $3.6 million and $3.4 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

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

The fair value of the Company's debt at September 30, 2012 approximated its carrying value of $10.5 million, as interest is based on current market interest rates for debt with similar risk and maturity. The Company had no debt at December 31, 2011. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Beginning balance, January 1	$32,168	$32,168
Additions	—	—
Ending balance	$32,168	$32,168

No indicators of goodwill impairment were identified during the three and nine months ended September 30, 2012.

9.	Long-term Debt and Line of Credit

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

Reconciliation of amounts drawn in January 2012
As part of the amended Credit Agreement entered into in June 2012, the $13 million drawn in January 2012 to purchase the property in Tampa, Florida was converted into a term loan in the amount of $10.9 million, with the balance of $2.1 million remaining under the revolving line of credit. Additionally, the $13.9 million in restricted cash on the March 31, 2012, balance sheet was released.

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

At September 30, 2012, the $2.1 million drawn under the revolver in June had been repaid, and no amount was outstanding.

Provisions of the term loan
At September 30, 2012, the term loan component of the Credit Facility totaled $10.5 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly and commenced on September 30, 2012.

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

Interest at September 30, 2012, was based on a LIBOR-option interest rate of 2.75%. For the three and nine months ended September 30, 2012, the weighted average interest rate was 2.75% and 2.28%, respectively. At September 30, 2012, the Company had letters of credit outstanding of approximately $952,000.

At September 30, 2012, the Company was in compliance with its financial covenants.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by ts operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements.

10.	Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.  The effective rate for the three months ended September 30, 2012 and 2011 was 35.7% and 31.7%, and for the nine months was 34.2% and 34.2% in each period, respectively.

In the current year, the rate differed from the Company’s statutory rate of 35% primarily due to the losses incurred in the current year, offset by state income taxes, and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense.

	Current	Deferred	Total
Three months ended September 30, 2012
U.S. Federal	$463	$(1,337)	$(874)
State and local	(61)	50	(11)
	$402	$(1,287)	$(885)
Three months ended September 30, 2011:
U.S. Federal	$(4,583)	$1,762	$(2,821)
State and local	(160)	91	(69)
	$(4,743)	$1,853	$(2,890)

	Current	Deferred	Total
Nine months ended September 30, 2012
U.S. Federal	$(2,721)	$(3,788)	$(6,509)
State and local	(68)	(364)	(432)
	$(2,789)	$(4,152)	$(6,941)
Nine months ended September 30, 2011
U.S. Federal	$(8,294)	$4,299	$(3,995)
State and local	(256)	147	(109)
	$(8,550)	$4,446	$(4,104)

The Company believes it will be able to utilize its net operating loss carryforwards in the future and therefore has not recorded a valuation allowance.

The Company files US Federal and various state income tax returns. In July 2012, consent was received from the IRS permitting the Company to change its tax accounting method for certain service revenue effective for the taxable year ended December 31, 2011, which resulted in the deferral of approximately $10.9 million of taxable income. At the time the consent was given, the Company was under audit by the IRS for its 2009 and 2010 tax years, and the Company expects that its 2011 and 2012 tax returns will also be reviewed due to the losses generated in 2011 and 2012. The Company does not expect any material changes to its returns will result from these audits and reviews.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to September 30, 2013.

11.	Earnings Per Share

Basic (loss) earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three and nine months ended September 30, 2012 and 2011 no potential common stock equivalents were included as the effect of such would be anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted (loss) earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic:
Weighted average shares outstanding	27,138,310	26,909,559	27,126,440	26,946,482
Diluted:
Total basic weighted average shares outstanding	27,138,310	26,909,559	27,126,440	26,946,482
Effect of dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	27,138,310	26,909,559	27,126,440	26,946,482
Anti-dilutive stock options	2,334,053	2,132,469	2,334,053	2,132,469
Share of Common Stock issued from the Exercise of Stock Options	33,513	1,433	35,739	32,124

12.	Stock-Based Compensation

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

For the three months ended September 30, 2012 and 2011, compensation expense related to stock based awards outstanding for the periods was $846,000 and $697,000, respectively, and was $2.4 million and $1.8 million in the nine months ended September 30, 2012 and 2011, respectively.

In the first quarter of 2012, the Company granted options to purchase 262,051 shares of common stock. The weighted average fair value of the options granted in the first quarter was $4.08 using the Black Scholes option pricing model with the following assumptions:

Expected life of options	6.2 years
Expected volatility	68.5%
Risk-free interest rate	1.42%
Dividend yield	—%

The Company applies a 5.5% forfeiture rate to its option grants. No shares of stock or options were granted in the quarter ended September 30, 2012.

In the three months ended September 30, 2012, 33,513 shares were exercised, generating proceeds of approximately $163,000. In the nine month period ended September 30, 2012, the Company received proceeds of approximately $176,000 upon the exercise of 35,739 options. In the three and nine months ended September 30, 2011, 1,433, and 32,124 options were exercised, generating proceeds of $3,000 and $185,000, respectively.

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

14.    Subsequent Event

On October 31, 2012, a wholly-owned subsidiary of the Company acquired substantially all of the assets of West Construction, Inc., (the "Seller") located in Anchorage, Alaska, for $9.0 million in cash, with an additional amount up to $1.0 million.based on 20% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") generated during the first twelve months immediately following the closing.

The assets acquired included construction equipment, inventory, and work in progress. In addition, the Company acquired the ownership interest in two foreign entities and the rights to the trade name. Additionally, the Company hired substantially all of the Seller's personnel, entered into a two year consulting and sales agreement, and entered into a non-compete agreement with the Seller.

The Company entered into a lease agreement effective upon the date of closing for office space in Anchorage, Alaska for an initial three year term.

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

Overview

We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada, and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 48% of our revenue in the three months ended September 30, 2012, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Recent Developments and Outlook.  During the third quarter we were successful on approximately $100 million of bid opportunities, and our backlog has continued to recover from the levels experienced in 2011. Our tracking database remains strong for the foreseeable future, and we have not seen any further deterioration in bid margin levels or any increase in irrational bidding. While we do not expect to see a significant increase in bid opportunities, we continue to monitor the affects of the two year, $105 billion Transportation Bill that could be a factor in easing pricing pressure from non-traditional competitors.

However, current and future lettings from the US Army Corps of Engineers remain inconsistent and uncertain, which continues to put pressure on the utilization of our dredging assets. These affects have been partially offset by an increase in private sector dredging opportunities in the near term.

The Company remains focused on returning to profitability as quickly as possible through cost containment programs. Effective pricing has enabled us to rebuild backlog and revenue.

In the long-term, we see positive trends in demands for our services in our end markets, including:

•	General demand to repair and improve degrading US marine infrastructure;

•	Language in the Transportation Bill urging action for resolution of the discrepancy between Harbor Maintenance tax collections and expenditures;

•	Renewed focus on coastal rehabilitation along the Gulf Coast

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

Consolidated Results of Operations

Three months ended September 30, 2012 compared with three months ended September 30, 2011

	Three months ended September 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$75,386	100.0%	$54,583	100.0%
Cost of contract revenues	70,493	93.5	57,014	104.5
Gross profit (loss)	4,893	6.5	(2,431)	(4.5)
Selling, general and administrative expenses	7,185	9.5	6,631	12.1
Operating (loss) income	(2,292)	(3.0)	(9,062)	(16.6)
Other income (expense)
Other income	44	0.1	44	0.1
Interest income	4	—	5	—
Interest (expense)	(235)	(0.3)	(95)	(0.2)
Other expense, net	(187)	(0.2)	(46)	(0.1)
(Loss) income before income taxes	(2,479)	(3.2)	(9,108)	(16.7)
Income tax (benefit) expense	(885)	(1.2)	(2,890)	(5.3)
Net (loss) income	$(1,594)	(2.0)%	$(6,218)	(11.4)%

Contract Revenues. Revenues for the three months ended September 30, 2012 increased approximately 38.1% as compared with the same period last year. The increase was due principally to changes in the size, composition and schedules of the mix of jobs in each period. In the current year period, we commenced and continued work on several large projects for private sector customers. This is reflected primarily in the shift of revenue generated from contracts with public agencies, including the US Army Corps of Engineers, which represented 48% of third quarter revenues, as compared with 85% in the prior year period. The percent of revenue generated from customers in the private sector represented 52% of total revenues, as compared with 15% last year. The Company views these revenue shifts as normal in the marine construction business.

Gross Profit.   Gross profit for the third quarter was $4.9 million. Gross margin in the third quarter was 6.5% as compared to a negative 4.5% in the comparable prior year period. The variance between the periods is related to better utilization of construction equipment; our decision to adjust bid margins to build backlog; and to the mix and scope of contracts in the current year, as compared with last year. As measured by cost, our self-performance rate was 84% in the third quarter of 2012, as compared with 81% in the prior year period.

Selling, General and Administrative Expense. As compared with the third quarter of 2011, selling, general and administrative ("SG&A") expenses increased by $0.5 million, primarily related to an increase in our estimates for property taxes.

Income Tax (Benefit) Expense.  Our effective rate for the three months ended September 30, 2012 was 35.7% and in the three months ended September 30, 2011 was 31.7%. The rates in the current year differed from the statutory rate of 35% due primarily increases in our net operating loss carryforwards, offset by the non-deductibility of certain permanent tax items, such as incentive compensation expense and to adjustments related to the reconciliation of our 2011 tax return. In the prior year period, the variance from the statutory rate was related to adjustments to reconcile to the 2010 tax return.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

	Nine months ended September 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$193,408	100.0%	$204,539	100.0%
Cost of contract revenues	191,560	99.0	194,699	95.2
Gross profit (loss)	1,848	1.0	9,840	4.8
Selling, general and administrative expenses	21,754	11.2	21,643	10.6
Operating (loss) income	(19,906)	(10.2)	(11,803)	(5.8)
Other income (expense)
Other income	228	0.1	44	—
Interest income	23	—	22	—
Interest (expense)	(638)	(0.3)	(263)	(0.1)
Other expense, net	(387)	(0.2)	(197)	(0.1)
(Loss) income before income taxes	(20,293)	(10.4)	(12,000)	(5.9)
Income tax (benefit) expense	(6,941)	(3.6)	(4,104)	(2.0)
Net (loss) income	$(13,352)	(6.8)%	$(7,896)	(3.9)%

Contract Revenues. Revenues for the nine months ended September 30, 2012 decreased approximately 5.4% as compared with the comparable period last year, and was substantially related to the slowdown in lettings on Federal projects, particularly those projects involving dredging services, and to gaps between project end dates and the remobilization of equipment to new jobs, particularly in the first quarter of 2012. Contract revenue generated from public agencies represented 53% of total revenue in the nine month period, as compared with 82% in the nine month period last year. Revenue generated from private customers was 47% and 18% in the first nine months of 2012 and 2011, respectively.

Gross Profit.   Gross profit was $1.8 million in the nine month period ended September 30, 2012, a decrease of $7.9 million compared with the nine months ended September 30, 2011 primarily related to increased costs resulting from underutilized dredging equipment and to labor expense for crews idled between projects in the first half of the year. Gross margin in the first nine months of 2012 was 1.0% as compared to 4.8% in the prior year period, primarily related to the mix of jobs in progress between periods. As measured by cost, our self-performance rate was 84% in the first nine months of 2012, as compared with 85% in the prior year period.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $21.8 million, an increase of $0.1 million, or 0.5%, as compared with the prior year period, primarily related to increases in our estimates for property taxes.

Income Tax (Benefit) Expense.  Our effective rate for the nine month period ended September 30, 2012 and September 30, 2011 was 34.2%. In the current year, these rates differed from the statutory rate of 35% due to the increase in our net operating loss carryforwards.

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

Backlog at September 30, 2012 was $217.1 million, as compared with $146.1 million at September 30, 2011, reflecting the rebuilding of backlog through our success in obtaining contract awards during 2012.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, invest in capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2012, our working capital was $54.6 million, as compared with $75.8 million at December 31, 2011. As of September 30, 2012, we had cash on hand of $50.2 million. Availability under our revolving credit facility was subject to a borrowing base.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements.

The following table provides information regarding our cash flows and capital expenditures for the nine months ended September 30, 2012 and 2011 (unaudited):

	Nine months ended September 30,
	2012	2011
Cash flows provided by operating activities	$22,556	$26,719
Cash flows used in investing activities	$(21,995)	$(11,887)
Cash flows provided by (used in) financing activities	$10,673	$(2,818)

Operating Activities. During the nine months ended September 30, 2012, our operations provided approximately $22.6 million in net cash outflows, as compared with cash provided by operations in the prior year period of 26.7 million. The decrease in cash inflows from operations of $4.1 million between periods was related to:

•	an increase in the net loss between periods of $5.5 million;

•
an increase in trade accounts receivable balances, related to the timing of billings to customers, as compared with net collections of receivables in the prior year period, which resulted in a net outflow between periods of $35.5 million;

•
net inflow of cash of $2.2 million between periods related to billings to and payments from customers for costs that cannot be billed, or receipt of payments for items such as mobilization at project commencement;

•	receipt of $14.1 million in cash related to the carryback of current operating losses to prior year tax returns

•
changes in other working capital components, including trade payables, which are related to the composition of projects in process, and which resulted in a net inflow of cash between the nine months ended September 30, 2012 and 2011 of $26.8 million

•
changes in non-cash components of approximately $8.6 million, primarily related to changes in our net deferred tax liability, resulting from an increase in our net operating loss carryforwards in the current year.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments were $8.6 million, a decrease of $4.0 million as compared with $12.7 million in the prior year period.  Additionally, in the current year, we purchased approximately 18 acres of land and buildings in Tampa, Florida, for a price of approximately $13.7 million.

Financing Activities. We funded the purchase of land and buildings in Tampa, Florida, from our Credit Facility in the amount of $13.0 million, and we received proceeds from stock option exercises of $175,000 in the current year period. In September 2012, we repaid the total amount drawn on the revolving portion of our Credit Facility of $2.1 million, and we made the first installment payment in the amount of $389,000 on the term loan component. In 2011, we repurchased approximately 300,000 shares of stock into treasury for approximately $3.0 million. The share buyback program expired in May, 2012. No shares were repurchased in 2012.

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

Reconciliation of amounts drawn in January 2012
As part of the amended Credit Agreement entered into in June 2012, the $13 million drawn in January 2012 to purchase the property in Tampa, Florida was converted into a term loan in the amount of $10.9 million, with the balance of $2.1 million remaining under the revolving line of credit. Additionally, the $13.9 million in restricted cash on the March 31, 2012, balance sheet was released.

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

At September 30, 2012, $2.1 million drawn under the revolver in June had been repaid.

Provisions of the term loan
At September 30, 2012, the term loan component of the Credit Facility totaled $10.5 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly and commenced on September 30, 2012.

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

Interest at September 30, 2012, was based on a LIBOR-option interest rate of 2.75%. For the three and nine months ended September 30, 2012, the weighted average interest rate was 2.75% and 2.28%, respectively. At September 30, 2012, the Company had letters of credit outstanding of approximately $952,000.

At September 30, 2012, the Company was in compliance with its financial covenants.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At September 30, 2012, our capacity under our current bonding arrangement with Liberty Mutual was in excess of $400 million, of which we had approximately $120 million in surety bonds outstanding.  During the quarter ended September 30, 2012, approximately 48% of projects, measured by revenue, required us to post a bond.

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

Interest rate risk
At September 30, 2012, we had $10.9 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate over the nine month period of 2.28%.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

There were no sales of equity securities in the period ended September 30, 2012.

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

10.1
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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
November 1, 2012	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
November 1, 2012	Mark R. Stauffer
Executive Vice President and Chief Financial Officer