Form 10-K
period 2012-12-31
Orion Marine Group Inc
filed 2013-03-06
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
There were 27,232,289 shares of common stock outstanding as of February 25, 2013.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $184 million as of June 30, 2012, the last business day of the Registrant's most recently completed second quarter, based upon the last reported sales price on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued on connection with the 2012 Annual Meeting of Stockholders to be filed on or about April 8, 2013.

ORION MARINE GROUP, INC.

2012 Annual Report on Form 10-K

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

Item 1.               BUSINESS

General
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market.  We provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Alaska, Canada, as well as the Caribbean Basin, the Middle East and Australia.  Our customers are federal, state and municipal governments as well as private commercial and industrial enterprises.

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

Business Strategy
General
We pursue the following business strategies in order to improve our business and prospects, increase our revenue and profitability and, ultimately, enhance stockholder value:

Expand and Fill in Our Service Territory
We grow our business by seeking opportunities in geographic markets that we do not currently serve by establishing a physical presence in new areas through selective acquisitions or greenfield expansions.

Pursue Strategic Acquisitions
We evaluate acquisition opportunities in parallel with our greenfield expansion.  Our strategy calls for the timely and efficient integration of acquisitions into our culture, bidding process and internal controls.  We believe that attractive acquisition candidates are available due to the highly fragmented and regional nature of the industry, high cost of capital for equipment and the desire for liquidity among an aging group of existing business owners.  We believe our financial strength, industry expertise and experienced management team will be attractive to acquisition candidates.  In 2012, we acquired substantially all of the assets of West Construction, Inc., which expanded our presence in Alaska, the West Coast and opened up international opportunities in the Middle East and Australia.

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

Financial Information About Segments
Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations comprise a single reportable segment pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"). In making this determination, we considered the nature of the services we provide, the nature of our internal processes for delivering those services, and the types of customers we have. We have a high degree of skill set commonality among our workforce in each category of service we provide, including project managers, project engineers and construction personnel. We use common tools, policies and procedures across our respective business units, including common software and standard project review meeting. We have similar customers across our operating regions.We organize, evaluate and manage our financial information around each project when making operating decisions and assessing our overall performance.

Services Provided
We prefer to act as a single-source, turnkey solution for our customers’ marine contracting needs.  We provide a broad range of heavy civil marine construction services, including dredging, repair and maintenance, and other specialty services.  In so doing, we operate as a single reporting segment, and many of our contracts encompass multiple services within a single project. Therefore, financial reporting by service is not useful for the reader when assessing our overall performance.

Marine Construction Services
Marine construction services include construction of marine transportation facilities, marine pipelines, bridges and causeways, and marine environmental structures.  We generally serve as the prime contractor for many of these types of projects and we have the capability of providing design-build services.

Marine transportation facility construction projects include public port facilities for container ship loading and unloading; cruise ship port facilities; private terminals; special-use Navy terminals, recreational use marinas and docks, and other marine-based facilities.  These projects typically consist of steel or concrete fabrication dock or mooring structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile to provide a foundation for the port facility structure that we subsequently construct on the piles.  We also provide on-going maintenance and repair, inspection services, emergency repair, and demolition and salvage to such facilities.

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

Our bridge and causeway projects include the construction, repair and maintenance of all types of overwater bridges and causeways, as well as the development of fendering systems in marine environments, and we serve as the prime contractor for many of these projects, some of which may be design-build contracts.  These projects involve fabricating steel or concrete structures designed for durability and longevity, and involve driving concrete, pipe or sheet pile to create support for the concrete deck roadways that we subsequently construct on the piles.  These piles can exceed 50 inches in diameter, can range up to 170 feet in overall length, and are often driven 90 feet into the sea floor.  We also provide ongoing maintenance and repair, as well as emergency repair, to bridges, pile supports, and fendering systems for bridges.

Marine environmental structure projects may include the installation of concrete mattresses to promote erosion protection; construction of levees to contain environmental mitigation projects, and the installation of geotubes for wetlands and island creation.  Such structures are used for erosion control, wetlands creation and environmental remediation.

Dredging services
Dredging generally enhance or preserve the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.   Dredging involves the removal of mud and silt from the channel floor by means of a mechanical backhoe, crane and bucket or cutter suction dredge and pipeline systems. Dredging is integral to marine capital and maintenance projects, including: maintenance for previously deepened waterways and harbors to remove silt, sand and other accumulated sediments; construction of breakwaters, jetties, canals and other marine structures; deepening ship channels and wharves to accommodate larger and deeper draft ships; containing erosion of wetlands and coastal marshes; land reclamation; and beach nourishment and creation of wildlife refuges.  Maintenance dredging projects provide a source of recurring revenue as active channels typically require dredging every one to three years due to natural sedimentation.  The frequency of maintenance dredging may be accelerated by heavy rainfall or major weather events such as hurricanes.  Areas where no natural deep water ports exist, such as the Texas Gulf Coast, require substantial maintenance dredging.  We maintain multiple specialty dredges of various sizes and specifications to meet customer needs. In 2012, we expanded the reach of a dredge ladder to enable us to dig deeper and participate further in specialty dredging needs of the oil and gas industry.

Specialty Services
Our specialty services include salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair.  Our diving services are largely performed in shallow water and include inspections, salvage and pile restoration and encapsulation.  Our survey services include surveying pipelines and performing hydrographic surveys which determine the configuration of the floors of bodies of water and detect and identify wrecks and other obstructions.  Most of these specialty services support our other construction services and provide an incremental touch-point with our customers.

Industry Overview
Our services are provided to customers in diverse end markets, including port expansion and maintenance, bridges, causeways and other marine infrastructure, the cruise industry, the Department of Defense, the oil and gas industry, coastal protection and reclamation, along with hurricane restoration and repair and environmental remediation.  We believe that this diversity in our customer base enables us to mitigate the negative effects of any downturn in a specific end market and respond quickly to the needs of expanding end markets.

Port Expansion and Maintenance
Ports and harbors are vital to trade for the U.S. economy, help position the U.S. as a leader in global trade and are essential to national security. We anticipate that U.S. ports will need to build larger dock space and deepen their channels to accommodate larger container, dry bulk and liquid cargo ships in order to remain globally competitive.

We believe that ports located on the Gulf Coast and Atlantic Seaboard can also expect greater volume growth as the Panama Canal expansion should contribute to increased traffic of larger container ships from the Pacific Ocean. As a part of our existing operations, we service most major ports across the Gulf Coast and the southeast Atlantic Coast.

Bridges and Causeways
According to the American Society of Civil Engineers, as of their most recent report for 2009, 26% of the nation’s bridges are structurally deficient or functionally obsolete. As the system ages, the infrastructure cannot support the growing traffic loads, resulting in frequent delays for repairs. At the same time, the repairs become more expensive due to long-deferred maintenance.

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

Cruise Industry
An expected increase in cruise ships and cruise ship size has generated a need for substantial port infrastructure development, including planning and construction of new terminals and facilities, as well as on-going maintenance and repair services.  These larger vessels require development of new piers and additional dredging services to accommodate deeper drafts.  Our service area includes, among others, the ports of Miami, Galveston, Tampa, New Orleans, Canaveral, Juneau, Seattle and the Caribbean Basin, which includes numerous cruise facilities and is the most popular cruise destination in the North American market.

The Department of Defense and Homeland Security
The US Navy has the responsibility for the maintenance of 39 facilities in the United States, which includes a significant amount of marine infrastructure.  We believe the US Navy will continue to maintain strategic facilities, including maintenance and upgrades to its marine facility infrastructure.

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

U.S. Coastal and Wetland Restoration and Reclamation
We believe that increases in coastal population density and demographic trends will lead to an increase in the number of coastal restoration and reclamation projects, and, as the value of waterside assets rises from a residential and recreational standpoint, citizens and municipalities will increase spending on restoration and reclamation projects.

Hurricane Restoration and Repair
Hurricanes are often very destructive to the existing marine infrastructure and natural protection barriers of the prime storm territories of the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin, including bridges, ports, underwater channels and sensitive coastal areas. Typically, restoration and repair opportunities continue for several years after a major hurricane event. These events provide incremental projects to our industry that contribute to a favorable bidding environment and high capacity utilization in our markets.

Environmental Remediation
We believe there will be additional funding for the protection of natural habitats, environmental preservation, wetlands creation and remediation  for high priority projects in Louisiana and other areas in the markets we serve that will protect and restore sensitive marine and coastal areas, advance ocean science and research, and ensure sustainable use of ocean resources.

Customers
Our customers include federal, state and local governmental agencies in the Unites States, as well as private commercial and industrial enterprises in the US and the Caribbean Basin. Most projects are competitively bid, with the award typically going to the lowest qualified bidder.  In 2012, the US Army Corps of Engineers accounted for 17% of our total revenue.   Our customer base shifts from time to time depending on the mix of contracts in progress.

The following table represents concentrations of revenue by type of customer for the years ended December 31, 2012, 2011, and 2010.

	2012	%	2011	%	2010	%
Federal	$64,049	22%	$108,123	42%	$143,697	41%
State	35,799	12%	48,604	19%	40,145	11%
Local	44,626	15%	40,647	15%	41,868	12%
Private	147,568	51%	62,478	24%	127,425	36%
	$292,042	100%	$259,852	100%	$353,135	100%

We do not believe that the loss of any single customer, other than the US Army Corps of Engineers, would have a material adverse effect on our operations.

Backlog
Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which generally is less than one year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. We include projects in our backlog only when the customer has provided an executed contract, purchase order or change order. Our backlog under contract as of December 31, 2012, was approximately $184.1 million and at December 31, 2011 was approximately $164.5 million. These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. In addition, many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be so affected in the future, especially during economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Seasonality and Quarterly Results
Our quarterly revenues and results of operations fluctuate depending upon the mix, size, scope, and progress schedules of our projects under contract, the productivity of our labor force and the utilization of our equipment. These factors, as well as others affect the rate at which revenue is recognized as projects are completed.

Competition
We compete in our service areas of the Gulf Coast, the Atlantic Seaboard, the Caribbean Basin, the West Coast, Alaska and Canada, with several regional marine construction services companies and a few national marine construction services companies. From time to time, we compete with certain national land-based heavy civil contractors that have greater resources than we do. Our industry is highly fragmented with competitors generally varying within the markets we serve and with few competitors competing in all of the markets we serve or for all of the services that we provide. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services, safety record and programs, equipment fleet, financial strength, surety bonding capacity, knowledge of local markets and conditions, and project management and estimating abilities allow us to compete effectively. We believe significant barriers to entry exist in the markets in which we operate, including the ability to bond large projects, maritime law constraints, specialized marine equipment and technical experience; however, a U.S. company that has adequate financial resources, access to technical expertise and specialized equipment may become a competitor.

Bonding
In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. The bonds we provide typically are for the contract amount of the project and have face amounts ranging from approximately $1.0 to approximately $50.0 million. As of December 31, 2012, we had approximately $110 million in surety bonds outstanding. On December 31, 2012, we believe our capacity under our current bonding arrangement, including bonds outstanding, was in excess of $400 million in aggregate surety bonds.

Trade Names
We operate under a number of trade names. In late 2011, we began to consolidate our operations under the brand name "Orion Marine Group, Inc.". We may be known as Orion Marine Group, Orion Marine Construction, Orion Marine Contractors, Orion Diving & Salvage, Orion Middle East and Orion Australia, as well as our former names of King Fisher Marine Service, Orion Construction, Misener Marine Construction, Misener Diving & Salvage, F. Miller Construction, Orion Dredging Services, T.W. LaQuay Dredging, Northwest Marine Construction, West Construction, and West ME. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

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

•
Dredges — 24” cutter head suction dredges (diesel), 20” cutter head suction dredge (diesel/electric), 20” cutter head suction dredges (diesel), 16” cutter head suction dredges, and 12” portable cutter head suction dredges are used to provide dredging services at project sites

•
Cranes — Crawler lattice boom cranes with lift capability from 50 tons to 400 tons and hydraulic rough terrain cranes with lift capability from 15 tons to 60 tons are used to provide lifting and pile driving capabilities on project sites, and to provide bucket work, including mechanical dredging and dragline work, to project sites.

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

Equipment Certification
Some of our equipment requires certification by the U.S. Coast Guard and, where required, our vessels’ permissible loading capacities require certification by the American Bureau of Shipping (“ABS”). ABS is an independent classification society which certifies that certain of our larger, seagoing vessels are “in-class,” signifying that the vessels have been built and maintained in accordance with ABS standards and  applicable U.S. Coast Guard rules and regulations. All of our vessels that are required to be certified by ABS have been certified as “in-class.” These certifications indicate that the vessels are structurally capable of operating in open waters, which enhances the mobility of our fleet.

Government Regulations
We are required to comply with regulatory requirements of federal, state and local governmental agencies and authorities including the following:

•	regulations concerning workplace safety, labor relations and disadvantaged businesses;

•	licensing requirements applicable to shipping and dredging; and

•	permitting and inspection requirements applicable to marine construction projects.

We are also subject to government regulations pursuant to the Dredging Act, the Merchant Marine Act of 1920, commonly referred to as the "Jones Act", the Shipping Act and the Vessel Documentation Act. These statutes require vessels engaged in the transport of merchandise or passengers between two points in the U.S. or dredging in the navigable waters of the U.S. to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the U.S. The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S.-citizen owned, and prohibit the demise or bareboat chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test. These statutes, together with similar requirements for other sectors of the maritime industry, are collectively referred to as “cabotage” laws.

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

In 2009, regulations promulgated by the EPA covering certain previously exempt discharges to water from certain marine vessels became effective.  The regulations provide for a general permit to cover such discharges and impose on marine vessel operators, including the Company, certain discharge, permitting, recordkeeping, reporting, monitoring, maintenance, and operating restrictions and requirements with respect to materials that are or may be discharged from certain vessels.  Applicability of these restrictions and requirements is based on size and type of vessel, and they apply only to a minority of the Company’s vessels.  The Company, nevertheless, is implementing such restrictions and requirements with respect to its vessels which are subject thereto, and the Company does not anticipate that such regulations or the associated permit terms, restrictions and requirements will adversely impact the Company’s business and results of operations.

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

Employees
At December 31, 2012, we had approximately 1,200 employees, 250 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  We will hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice.  Our employees are not currently represented by labor unions, except certain employees located in the Pacific Northwest and Alaska, in respect of which collective bargaining agreements are in place.  We consider our relations with our employees to be good.

Financial Information About Geographic Areas
The Company primarily operates in the Gulf Coast, Atlantic Seaboard, Pacific Northwest and Alaska areas of the United States.  Revenues generated outside the United States, primarily in the Caribbean Basin, totaled 4.1%. 0.9%, and 5.4% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.  Our long-lived assets are substantially located in the United States.

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

Item 1A.            RISK FACTORS

Risk Factors Relating to Our Business

We depend on continued federal, state and local government funding for marine infrastructure. A reduction in government funding for marine construction or maintenance contracts can materially affect our financial results.

A substantial portion of our operations depend on project funding by various government agencies and are adversely affected by reduced levels of, or delays in, government funding. A future decrease or delay in government funding in any of our geographic markets could delay project lettings and result in intense competition and pricing pressures for projects that we bid on in the future.

As a result of competitive bidding and pricing pressures, we may either be awarded fewer projects, or realize lower profit margins on contracts awarded to us, which in either case could have a material adverse effect on our business, operating results and financial condition.

A significant portion of our business is awarded through government contracts. Our operating results may be adversely affected by the terms of the government contracts or our failure to comply with applicable terms.

Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting and subcontracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, we could be suspended or debarred from future government contracting or subcontracting, including federally funded projects at the state level. In addition, government customers typically can terminate or modify any of their contracts with us at their convenience, and certain government agencies may claim immunity from suit to recover disputed contract amounts. If our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenue which could have a material adverse effect on our business, operating results and financial condition.

We derive a significant portion of our revenues from a small group of customers. The loss of one or more of these customers could negatively impact our business, operating results and financial condition.

We believe that we will continue to rely on a relatively small group of customers for a substantial portion of our revenues for the foreseeable future. We may not be able to maintain our relationships with our significant customers. The loss of, or reduction of our sales to, any of our major customers could have a material adverse effect on our business, operating results and financial condition. See “Business — Customers” for information relating to concentrations of revenue by type of customer and for a description of our largest customers.

We may not be able to fully realize the revenue value reported in our backlog.

We had a backlog of work to be completed on contracts totaling approximately $184.1 million as of December 31, 2012. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog consists of projects under contract which have either (a) not yet been started or (b) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value related to work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time-to-time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to recover the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

We may be unable to obtain sufficient bonding capacity for our contracts and the need for performance and surety bonds may adversely affect our business.

We are generally required to post bonds in connection with government and certain private sector contracts to ensure job completion if we were to fail to finish a project. We have entered into a bonding agreement with Liberty Mutual Surety of America (“Liberty”) pursuant to which Liberty acts as surety, issues bid bonds, performance bonds and payment bonds, and obligates itself upon other contracts of guaranty required by us in the day-to-day operations of our business. However, Liberty is not obligated under the bonding agreement to issue bonds for us. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers, or increase our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facility. In addition, the conditions of the bonding market may change, increasing our costs of bonding or restricting our ability to get new bonding which could have a material adverse effect on our business, operating results and financial condition.

Our business depends on key customer relationships and our reputation in the heavy civil marine infrastructure market, which is developed and maintained by our executives and key project managers. Loss of any of our relationships, reputation or chief executives or key project managers would materially reduce our revenues and profits.

Our contracts are typically entered into on a project-by-project basis, so we do not have continuing contractual commitments with our customers beyond the terms of the current contract. We benefit from key customer relationships built over time and with both public and private entities that are a part of or use the MTS. We also benefit from our reputation in the heavy civil marine infrastructure market developed over years of successfully performing on projects. Both of these aspects of our business were developed and are maintained through our executives and key project managers. We do not maintain key person life insurance policies on any of our employees. Our inability to retain our executives and key project managers could have a material adverse affect on our current customer relationships and reputation. The inability to maintain relationships with these customers or obtain new customers based on our reputation could have a material adverse effect on our business, operating results and financial condition.

To be successful, we need to attract and retain qualified personnel, and any inability to do so could adversely affect our business.

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

We could suffer contract losses if we fail to accurately estimate our costs or fail to execute within our cost estimates on fixed-price, lump-sum contracts.

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

We have traditionally owned most of the equipment used in our projects, and we do not bid on contracts for which we do not have, or cannot quickly procure, whether through construction, acquisition or lease, the necessary equipment. We are capable of building much of the specialized equipment used in our projects, including dayboats, tenders and dredges. To the extent that we are unable to buy or build equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of completing contracts, thereby reducing contract profitability. In addition, our equipment requires continuous maintenance, which we provide through our own repair facilities and dry docks, as well as certification by the U.S. Coast Guard. If we are unable to continue to maintain the equipment in our fleet or are unable to obtain the requisite certifications, we may be forced to obtain third-party repair services, be unable to use our uncertified equipment or be unable to bid on contracts, which could have a material adverse effect on our business, operating results and financial condition.

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

Many of our employees are covered by federal maritime law, including provisions of the Jones Act, the Longshore and Harbor Workers Act, (“USL&H”) and the Seaman’s Wage Act. Jones Act laws typically operate to make liability limits established by USL&H and state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue litigation against employers for job-related injuries. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

For example, in the normal course of business, we are party to various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our hourly workforce subject to a deductible. Over the last several years, there has been an increase in suits filed in Texas due in large part to two Texas law firms aggressively pursuing personal injury claims on behalf of dredging workers residing in Texas. Aggressive medical advice is increasing the seriousness of claimed injuries and the amount demanded in settlement. During 2012, we recorded approximately $3.6 million of expense for our self-insured portion of these liabilities. We believe our recorded self insurance reserves represent our best estimate of the outcomes of these claims.  Should these trends persist; we could continue to be negatively impacted in the future.

Many of our contracts have penalties for late completion.

In many instances, including in our fixed-price contracts, we guarantee that we will complete a project by a scheduled date. If we subsequently fail to complete the project as scheduled, we may be liable for any customer losses resulting from any delay, generally in the form of contractually agreed-upon liquidated damages. In addition, failure to maintain a required schedule could cause us to default on our government contracts, giving rise to a variety of potential damages. To the extent that these events occur, the total costs of the project could exceed our original estimates, and we could experience reduced profits or, in some cases, a loss for that project.

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

Our operations are currently concentrated in the Gulf Coast, the Atlantic Seaboard, the West Coast (including Alaska) and the Caribbean Basin. Because of this concentration in these geographic locations, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in any of these regions, including natural or other disasters.

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

Our operations may be subject to risks from earthquakes and other seismic activity.

We recently expanded our business into Alaska. Our business, operating results, and financial condition could be adversely affected by earthquakes or other seismic activity in that area, due to catastrophic loss and damage to our facilities, equipment, and project work sites, as well as interruptions to projects in process and loss of productivity.

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

We primarily have a non-union workforce. If a majority of our employees unionized, it could limit the flexibility of our workforce and could result in demands that may increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.

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

We currently have on-going projects in the Caribbean Basin, and we are pursuing work in the Middle East. International operations subject us to additional risks, including:

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

Negative conditions in the credit and financial markets could impair our ability to operate our business, or implement our acquisition strategies

Instability in the credit markets in the United States and abroad, could affect the availability of credit and may make it difficult or expensive to obtain in spite of increased liquidity and low interest rates.  We may face challenges if conditions in the financial markets deteriorate.  While these conditions have not impaired the Company’s ability to access credit markets and finance operations, at this time, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.  A continuing shortage of liquidity could have an impact on the lenders under our credit facility or on our customers.

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

As is more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” we recognize contract revenue using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and unit price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. While the cost-to-cost approach is the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which may result in a reduction or reversal of previously recorded revenue and profit.

An impairment charge to goodwill could have a material adverse impact on our financial condition and results of operations.

At December 31, 2012, goodwill carried on our Consolidated Balance Sheets was $34.8 million, representing 11.0% of our total assets of $317.3 million. Under GAAP, we are required to review goodwill not less than annually, and if events or circumstances change between annual tests, for possible impairment based on a fair value approach of the reporting units. In September 2011, the Financial Accounting Standards Board ("FASB") amended accounting guidance on goodwill impairment testing to allow companies to perform a qualitative assessment before calculating the fair value of its reporting units.

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

A downturn in economic conditions may impact our customers’ ability to pay for services and finance projects.

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

Item 1B.            UNRESOLVED STAFF COMMENTS
None

Item 2.               PROPERTIES

Our corporate headquarters is located at 12000 Aerospace, Suite 300, Houston, Texas 77034, with 10,983 square feet of office space that we lease, with an initial term expiring February 28, 2017 and with two five year extensions at our option.  Our finance and executive offices are located at this facility.  We lease office space for our regional offices in Alaska, Louisiana, Texas, Virgina and Washington. We own property for our waterfront maintenance and dock facilities, including equipment yards in Texas and Florida, which total approximately 87.7 acres. We may lease smaller project related offices throughout our operating areas when the need arises.

We believe that our existing facilities are adequate for our operations.  We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.  Some of our real estate assets are pledged to secure our credit facility.

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

The following table sets forth the low and high prices of a share of our common stock during each of the fiscal quarters presented, based on NYSE reports:

	Low	High
2012
Fourth quarter – December 31	$6.09	$7.93
Third quarter – September 30	$6.05	$8.14
Second quarter – June 30	$6.04	$8.25
First quarter – March 31	$6.87	$8.23
2011
Fourth quarter – December 31	$5.18	$7.14
Third quarter – September 30	$5.48	$9.85
Second quarter – June 30	$8.85	$11.07
First quarter – March 31	$10.33	$12.86

Holders
As of February 28, 2013, we had approximately 4,525 stockholders of record including beneficial holders.

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

Issuer Purchase of Equity Securities

In 2011, the Board of Directors of the Company approved a  common share repurchase program that authorizes the repurchase of up to $40 million in open market value, which expired in May, 2012. During 2011, the Company repurchased 305,500 shares at an average price of $9.83 per share. No shares were repurchased in 2012.

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

	2007	2008	2009	2010	2011	2012
Orion Marine Group, Inc.	100.00	64.40	140.40	77.33	44.33	48.73
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Dow Jones US Heavy Civil Construction	100.00	44.88	51.30	65.87	54.30	65.94

Note:  The above information was provided by Research Data Group, Inc.
*This table and the information therein is being furnished but not filed.

Item 6.	SELECTED FINANCIAL DATA

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

	Amounts in thousands, except share and per share information
	2012	2011	2010	2009	2008
Contract revenues	$292,042	$259,852	$353,135	$293,494	$261,802
Gross profit	14,370	10,178	65,233	62,697	50,451
Selling, general and administrative expenses	28,573	29,519	32,646	30,695	27,730
Other (income) expense, net	2,303	120	(1,254)	438	964
Net (loss) income attributable to common stockholders	(11,866)	(13,114)	21,882	20,030	14,475
Net (loss) income per share:
Basic	$(0.44)	$(0.49)	$0.81	$0.85	$0.67
Diluted	$(0.44)	$(0.49)	$0.81	$0.84	$0.66
Weighted average shares outstanding;
Basic	27,138,927	26,990,059	26,899,373	23,577,854	21,561,201
Diluted	27,138,927	26,990,059	27,165,852	23,979,943	21,979,535
Other Financial Data
EBITDA	$5,772	$2,949	$53,634	$50,538	$41,321
Capital expenditures	24,644	14,894	29,050	22,693	14,485
Cash interest expense	697	212	547	553	1,234
Depreciation and amortization*	21,570	22,092	19,458	18,536	18,848
Net cash provided by (used in):
Operating activities	24,438	32,676	13,839	40,336	26,471
Investing activities	(33,273)	(14,053)	(95,755)	(21,598)	(47,337)
Financing activities	12,940	(2,818)	354	60,286	33,994

*includes depreciation and amortization of finite lived intangible assets

	2012	2011	2010	2009	2008
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$43,084	$38,979	$23,174	$104,736	$25,712
Working capital	55,775	75,840	76,728	130,760	47,021
Total assets	317,315	283,087	307,579	273,157	186,322
Total debt	12,621	—	—	—	34,125
Total stockholders’ equity	225,234	233,636	246,856	221,666	105,611

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

The following table provides a reconciliation of EBITDA to our net income for the periods indicated as calculated and presented in accordance with GAAP:

	2012	2011	2010	2009	2008
Net (loss) income attributable to common stockholders	$(11,866)	$(13,114)	$21,882	$20,030	$14,475
Income tax (benefit) expense	(4,640)	(6,347)	11,959	11,534	7,282
Interest expense(income), net	708	318	335	438	964
Depreciation and amortization*	21,570	22,092	19,458	18,536	18,600
EBITDA	$5,772	$2,949	$53,634	$50,538	$41,321

*includes depreciation, amortization of finite-lived intangible assets and amortization of deferred financing costs

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada and the Caribbean Basin, as well as have a presence in Australia and the Middle East. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 49% of our revenue in the year ended December 31, 2012, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

2012 Recap and 2013 Outlook

In 2012, our backlog recovered substantially from the levels experienced in 2011. We were successful in winning work through a strategic decision to drive volume to offset lower job margins. In addition, we completed an acquisition of assets in Alaska, which expanded our presence in the Pacific Northwest area and provided greater opportunities in both the private and governmental sectors.

Our overall outlook for 2013 remains optimistic. Our tracking database of future projects of interest remains strong for the foreseeable future. We continue to see new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, continue to be let at normal levels. However, current and future lettings from the US Army Corps of Engineers remain inconsistent and uncertain, which continues to put pressure on the utilization of our dredging assets.

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

Our focus in 2013 will be to concentrate on our core business objectives; to manage our business effectively and efficiently, continue to maintain a strong backlog while maintaining our pricing discipline; to closely monitor the costs of our operations; and to maintain our strong balance sheet.

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

At December 31, 2012, goodwill totaled $34.8 million, of which $22.6 million related to the Gulf Coast, $9.6 million resulted from the acquisition of equipment on the East Coast, and $2.6 million resulted from the acquisition of assets and a business in Anchorage, Alaska on October 31, 2012.

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

As required by the Company’s policy, annual impairment assessments and testing of goodwill are performed during the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist.  Based on this testing, we determined that the estimated fair value of our reporting units exceeded their respective carrying values as of October 31, 2012, goodwill was not impaired, and no events have occurred since that date that would require an interim impairment test.   In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

Income Taxes
We account for income taxes using the liability method prescribed by US GAAP.  We evaluate valuation allowances for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowance includes estimates of future taxable income. In our assessment of our deferred tax assets at December 31, 2012, we considered that it was more likely than not that all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

Consolidated Results of Operations

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which is generally less than a year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. Many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be in the future, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any time.

Backlog at December 31, 2012 was $184.1 million, as compared with $164.5 million at December 31, 2011, an increase of 11.9% from the prior year period and reflects the success of our pricing strategies, as well as the continued improvement in the economy.

Current Year -- Year ended December 31, 2012 compared with year ended December 31, 2011

	Year ended December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$292,042	100.0%	$259,852	100.0%
Cost of contract revenues	277,672	95.0	249,614	96.1
Gross profit	14,370	5.0	10,238	3.9
Selling, general and administrative expenses	28,573	9.7	29,519	11.4
Operating loss	(14,203)	(4.7)	(19,281)	(7.5)
Other income (expense)
Loss on sale of assets	(1,822)	(0.6)	(60)	—
Other income	227	—	198	0.1
Interest income	35	—	31	—
Interest (expense)	(743)	(0.3)	(349)	(0.1)
Other expense, net	(2,303)	(0.9)	(180)	—
(Loss) income before income taxes	(16,506)	(5.6)	(19,461)	(7.5)
Income tax (benefit) expense	(4,640)	(1.6)	(6,347)	(2.4)
Net (loss) income attributable to common stockholders	$(11,866)	(4.0)%	$(13,114)	(5.1)%

Contract Revenues. Revenues in 2012 increased approximately 12.4% as compared with 2011, and was substantially related to changes in the size, scope, composition and schedules of the mix of jobs in each period. In the second half of 2012, we commenced work on several large projects for private sector customers, which is reflected in the shift of revenue generated from the public sector to the private sector. Revenue generated from private customers was 51% and 24% in 2012 and 2011, respectively.
Contract revenue generated from public sector customers represented 49% of total revenue the year, as compared with 76% during 2011. We view these revenue shifts from one sector to another as normal in the marine construction business.

Gross Profit.   Gross profit was $14.4 million in the twelve month period ended December 31, 2012, an increase of $4.1 million compared with 2011, primarily related to better utilization of equipment, particularly in the second half of the year, as well as our decision to adjust bid margins to build volume. Gross margin in 2012 was 5.0% as compared to 3.9% in the prior year period, primarily related to the mix of jobs in progress between periods. As measured by cost, our self-performance rate was 83% during 2012, as compared with 85% in the prior year period. The 2% reduction in our self-performance rate indicates an increase in the percent of work that was subcontracted to third parties, and is reflective of the types of jobs in progress at any point in time.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $28.6 million, a decrease of $0.9 million, or 3.2%, as compared with the prior year period, primarily related to cost containment measures put in place during 2011, and decreases in our estimates related to self-insurance expenses and property taxes.

Income Tax (Benefit) Expense.  Our effective tax rate in 2012 was 28.1% and differed from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to state income taxes, which reduced our overall tax benefit. Our effective rate for the year ended December 31, 2011 was 32.6%.

Prior Year—Year Ended December 31, 2011 compared with Year Ended December 31, 2010

The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2011		2010
	Amount	Percent	Amount	Percent
Contract revenues	$259,852	100.0%	$353,135	100.0%
Cost of contract revenues	249,614	96.1%	288,361	81.7%
Gross profit	10,238	3.9%	64,774	18.3%
Selling, general and administrative expenses	29,519	11.4%	32,646	9.2%
Operating (loss) income	(19,281)	(7.5)%	32,128	9.1%
Other (income) expense
Gain from bargain purchase	—	—%	1,589	0.4%
(Loss) gain on sale of assets, net	(60)	—%	459	0.1%
Other income	198	0.1%	—	—%
Interest income	31	—%	99	—%
Interest expense	(349)	(0.1)%	(434)	—%
Other expense (income), net	(180)	—%	1,713	0.5%
(Loss) income before income taxes	(19,461)	(7.5)%	33,841	9.6%
Income tax (benefit) expense	(6,347)	(2.4)%	11,959	3.4%
Net (loss) income	$(13,114)	(5.1)%	$21,882	6.2%

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

Gross Profit.  Gross profit in 2011 was 10.2 million, a decrease of $55.1 million or 84.4% from 2010, and was primarily related to increased equipment costs, including an increase in depreciation as a result of the acquisitions completed in 2010, and to maintenance and repairs, mainly on dredging assets. Gross profit was impacted additionally by underutilized equipment and to labor expense for crews idled when projects completed. We increased our estimates for liabilities related to self-insurance claims, particularly due to two non-fatal job related accidents in the year. Gross margin was 3.9% as compared with 18.5% in 2010. The variance between periods was due to the factors described above, to pricing pressure on projects in progress, and to the mix and scope of contracts in the current year as compared with the same period last year. As measured by cost, we self-performed approximately 86% of work during the period, as compared with a self-performance rate of 82% in 2010.

Selling, General and Administrative Expense.  As compared with 2010 SG&A expenses decreased approximately $3.1 million or 9.6%, primarily related to cost containment measures put in place during the year, including the elimination of bonus expense ($1.8 million), offset in part by higher costs related to our self-insured group medical plan ($0.6 million).  In 2010, transaction costs related to the business acquisitions totaled $1.7 million.

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

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At December 31, 2012, our working capital was $55.8 million, as compared with $75.8 million at December 31, 2011. As of December 31, 2012, we had cash on hand of $43.1 million. Availability under our revolving credit facility was subject to a borrowing base, which did not limit our borrowing availability of approximately $31.5 million.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Cash flows provided by operating activities	$24,438	$32,676	$13,839
Cash flows used in investing activities	$(33,273)	$(14,053)	$(95,755)
Cash flows provided by (used in) financing activities	$12,940	$(2,818)	$354

Capital expenditures (included in investing activities above)	$(24,647)	$(14,894)	$(29,050)

Operating Activities. During 2012, our operations provided approximately $24.4 million in net cash inflows, as compared with cash provided by operations in the prior year period of $32.7 million. The decrease in cash inflows from operations of $8.2 million between periods was related to:

•	a decrease in our net loss of approximately $1.2 million;

•
an increase in trade accounts receivable balances, related to the timing of billings to customers, as compared with net collections of receivables in the prior year period, which resulted in a net outflow between periods of $52.9 million;

•
net outflow of cash of $5.6 million between periods related to billings to and payments from customers for costs that cannot be billed, or receipt of payments for items such as mobilization at project commencement;

•	receipt of $14.1 million in cash in 2012 related to the carryback of current operating losses to prior year tax returns

•
changes in other working capital components, including trade payables, which are related to the composition of projects in process, and which resulted in a net inflow of cash between 2012 and 2011 of $40.8 million

•
changes in non-cash components of approximately $6.1 million, primarily related to changes in our net deferred tax liability, resulting from an increase in our net operating loss carryforwards in the current year.

The increase in cash provided from operations between 2011 and 2010 was due to increases in working capital balances, particularly decreases in accounts receivable and net underbillings, reflecting the lower project activities in that period.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $24.6 million in 2012, as compared with $14.9 million in 2011. Also in 2012, we purchased approximately 18 acres of land and buildings in Tampa, Florida, for a price of approximately $13.7 million and purchased the assets of West Construction for $9 million. In 2010, we acquired the business of T.W. LaQuay Dredging for approximately $61 million, and we expanded into the Pacific Northwest through a business acquisition totaling $6.7 million.

Financing Activities. We funded the purchase of land and buildings in Tampa, Florida, as well as the purchase of West Construction, from our Credit Facility through draws totaling $18.0 million, of which $10.9 million was converted to a term loan. We repaid amounts drawn on the revolving portion of our Credit Facility, such that at December 31, 2012, $2.5 million remained on the revolver. In addition, scheduled installment payments on the term loan component totaled approximately $780,000 in the year. In 2011, we repurchased approximately 300,000 shares of stock into treasury for approximately $3.0 million. The share buyback program expired in May, 2012. No shares were repurchased in 2012.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At December 31, 2012, our borrowing base reflected no limitation in borrowing availability.

During 2012, the Company drew on its credit facility to fund the purchase of the land in Tampa, Florida in January in the amount of $13 million. The borrowing of $13 million was converted into a term loan in the amount of $10.9 million, with the balance of $2.1 million remaining under the revolver. The Company repaid the revolver portion in September. In October, the Company drew $5 million under the revolver to fund the purchase of the assets of West Construction, of which $2.5 million was repaid in December.

At December 31, 2012, $2.5 million was outstanding under the revolver, which, combined with our outstanding letters of credit, reduced our maximum borrowing availability to approximately $31.5 million.

Provisions of the term loan
At December 31, 2012, the term loan component of the Credit Facility totaled $10.1 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, commenced in September, 2012 and are due quarterly.

Financial covenants
Restrictive financial covenants under the Credit Facility were modified in June 2012 to:

•	Eliminate the Fixed Charge Coverage Ratio;

•	Eliminate the Leverage Ratio;

•
Change the Net Worth covenant to a Tangible Net Worth covenant, with the minimum Tangible Net Worth requirement of a base amount of $180 million as of the effective date of the amendment, plus 50% of consolidated quarterly net income (if positive), plus 75% of all issuances of equity interests by Borrower during that quarter; and

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

Interest at December 31, 2012, was based on a LIBOR-option interest rate of 2.75%. For the year ended December 31, 2012, the weighted average interest rate was 2.40%. At December 31, 2012, the Company had letters of credit outstanding of approximately $742,000.

At December 31, 2012, the Company was in compliance with its financial covenants.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by ts operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements and to service our debt.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At December 31, 2012, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $110 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2012:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(in thousands)
Long-term debt obligations	$12,621	$12,621	$—	$—	$—
Operating lease obligations	5,141	2,573	2,188	380	—
Purchase obligations (1)	—	—	—	—	—
Total	$17,762	$15,194	$2,188	$380	$—

(1)	Commitments pursuant to other purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

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

Interest rate risk
At December 31, 2012, we had approximately $12.6 million outstanding on our Credit Facility. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Grant Thornton LLP, an independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting dated March 6, 2013 and expressed an unqualified opinion on the effectiveness of our internal control over the financial reporting as of December 31, 2012.

Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	68	Chairman of the Board	2007
J. Michael Pearson	65	President, Chief Executive Officer and Director	2006
Thomas N. Amonett	69	Director	2007
Austin J. Shanfelter	56	Director	2007
Gene Stoever	75	Director	2007
Mark R. Stauffer	50	Executive Vice President and Chief Financial Officer	1999
James L. Rose	48	Executive Vice President	2005
Peter R. Buchler	67	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of December 31, 2012:

Plan category	Column A	Column B	Column C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	2,283,842	$9.23	1,524,088
Equity compensation plans not approved by shareholders	—	—	—
Total	2,283,842	$9.23	1,524,088

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
The Company’s Consolidated Financial Statements at December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

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

10 . 2
Credit Agreement dated as of June 25, 2012 between Orion Marine Group, Inc. the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC as Sole Lead Arranger and Bookrunner (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012 (File No. 001-33891)).

10 .3
Purchase/Placement Agreement, dated May 9, 2007, between Orion Marine Group, Inc. and Friedman, Billings, Ramsey & Co., Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

† 10 .4	2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).
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

† 10 .7	Orion Marine Group, Inc. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).
† 10 .8
Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

† 10 .9
Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

10.1	Orion Marine Group, Inc. 2011 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement filed April 4, 2011 (File No. 001-33891)).
† *10.11	Form of Stock Option Agreement Under the 2011 Long Term Incentive Plan.
† *10.12	Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock under the 2011 Long Term Incentive Plan.
† 10 .13	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33891)).
† 10 .14	Subsidiary Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33891)).
† 10 .15
Employment Agreement, dated December 4, 2009, by and between Orion Marine Group, Inc. and J. Michael Pearson (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 10, 2009 (File No. 001-33891)).

† 10 .16
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

† 10 .19
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

ORION MARINE GROUP, INC.

March 6, 2013	By:	/s/ J. Michael Pearson
J. Michael Pearson President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

President and Chief
/s/ J. Michael Pearson	Executive Officer and	March 6, 2013
J. Michael Pearson	Director

/s/ Mark R. Stauffer	Chief Financial Officer	March 6, 2013
Mark R. Stauffer	Chief Accounting Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	March 6, 2013
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	March 6, 2013
Thomas N. Amonett

/s/ Austin J. Shanfelter	Director	March 6, 2013
Austin J. Shanfelter

/s/ Gene Stoever	Director	March 6, 2013
Gene Stoever

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2012

ORION MARINE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Orion Marine Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Marine Group, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Marine Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2013 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP
Houston, Texas
March 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited the internal control over financial reporting of Orion Marine Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orion Marine Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Orion Marine Group Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Orion Marine Group, Inc. has maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2012, based on criteria established in  Internal Control—Integrated Framework  issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012 , and our report dated March 6, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
March 6, 2013

Orion Marine Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011
(In Thousands, Except Share and Per Share Information)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$43,084	$38,979
Accounts receivable:
Trade, net of allowance of $0	45,072	20,954
Retainage	8,213	5,977
Other	1,712	1,111
Income taxes receivable	3,110	13,998
Note receivable	46	51
Inventory	4,354	3,361
Deferred tax asset	37	1,182
Costs and estimated earnings in excess of billings on uncompleted contracts	19,245	15,112
Asset held for sale	920	—
Prepaid expenses and other	2,857	2,470
Total current assets	128,650	103,195
Property and equipment, net	150,671	146,107
Accounts receivable, long-term	1,410	1,410
Inventory, non-current	915	—
Goodwill	34,817	32,168
Intangible assets, net of amortization	627	—
Other assets	225	207
Total assets	$317,315	$283,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$12,621	$—
Accounts payable:
Trade	28,744	11,977
Retainage	2,433	374
Accrued liabilities	12,456	9,339
Taxes payable	252	—
Billings in excess of costs and estimated earnings on uncompleted contracts	16,369	5,665
Total current liabilities	72,875	27,355
Other long-term liabilities	564	606
Deferred income taxes	18,496	21,287
Deferred revenue	146	203
Total liabilities	92,081	49,451
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,530,220 and 27,436,922 issued; 27,212,489 and 27,119,191 outstanding at December 31, 2012 and December 31, 2011, respectively	275	274
Treasury stock, 317,731 shares, at cost	(3,003)	(3,003)
Additional paid-in capital	160,973	157,560
Retained earnings	66,939	78,805
Equity attributable to common stockholders	225,184	233,636
Noncontrolling interest	50	—
Total stockholders’ equity	225,234	233,636
Total liabilities and stockholders’ equity	$317,315	$283,087

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2012	2011	2010
Contract revenues	$292,042	$259,852	$353,135
Costs of contract revenues	277,672	249,614	288,361
Gross profit	14,370	10,238	64,774
Selling, general and administrative expenses	28,573	29,519	32,646
Operating (loss) income	(14,203)	(19,281)	32,128
Other income (expense)
Gain from bargain purchase of a business	—	—	1,589
(Loss) gain from sale of assets, net	(1,822)	(60)	459
Other income	227	198	—
Interest income	35	31	99
Interest expense	(743)	(349)	(434)
Other expense (income), net	(2,303)	(180)	1,713
(Loss)/income before income taxes	(16,506)	(19,461)	33,841
Income tax (benefit) expense	(4,640)	(6,347)	11,959
Net (loss) income	$(11,866)	$(13,114)	$21,882
Net income/(loss) attributable to noncontrolling interest	—	—	—
Net (loss) income attributable to Orion common stockholders	$(11,866)	$(13,114)	$21,882

Basic loss (income) per share	$(0.44)	$(0.49)	$0.81
Diluted loss (income) per share	$(0.44)	$(0.49)	$0.81
Shares used to compute loss (income) per share
Basic	27,138,927	26,990,059	26,899,373
Diluted	27,138,927	26,990,059	27,165,852

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total
Balance, December 31, 2009	26,852,407	$268	(11,646)	—	$151,361	$70,037	$—	$221,666
Stock-based compensation	—	$—	—	—	$2,542	$—	—	$2,542
Exercise of stock options	82,510	$1	—	—	$668	$—	—	$669
Excess tax benefits from exercise of stock options	—	$—	—	—	$96	$—	—	$96
Issuance of restricted stock	82,248	$1	—	—	$—	$—	—	$1
Forfeiture of restricted stock	—	$—	(585)	—	$—	$—	—	$—
Net income	—	$—	—	—	$—	$21,882	—	$21,882
Balance, December 31, 2010	27,017,165	$270	(12,231)	—	$154,667	$91,919	$—	$246,856
Stock-based compensation	—	$—	—	—	$2,712	$—	—	$2,712
Exercise of stock options	32,124	$—	—	—	$185	$—	—	$185
Issuance of restricted stock	400,417	$4	—	—	$(4)	$—	—	$—
Forfeiture of restricted stock	(12,784)	$—	—	—	$—	$—	—	$—
Purchase of stock into treasury	—	$—	(305,500)	(3,003)	$—	$—	—	$(3,003)
Net income	—	$—	—	—	$—	$(13,114)	—	$(13,114)
Balance, December 31, 2011	27,436,922	$274	(317,731)	(3,003)	$157,560	$78,805	$—	$233,636
Stock-based compensation	—	—	—	—	3,115	—	—	3,115
Exercise of stock options	56,658	1	—	—	298	—	—	299
Issue restricted stock	36,640	—	—	—	—	—	—	—
Noncontrolling interest, acquired	—	—	—	—	—	—	16	16
Contributions from noncontrolling interest	—	—	—	—	—	—	34	34
Net loss	—	—	—	—	—	(11,866)	—	(11,866)
Balance, December 31, 2012	27,530,220	$275	(317,731)	$(3,003)	$160,973	$66,939	$50	$225,234

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(11,866)	$(13,114)	$21,882
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	21,570	22,092	19,458
Deferred financing cost amortization	103	132	296
Bad debt expense (recoveries)	12	255	(285)
Deferred income taxes	(1,646)	5,192	4,959
Stock-based compensation	3,115	2,712	2,542
Loss (gain) on sale of property and equipment	1,822	60	(459)
Gain on bargain purchase from acquisition of a business	—	—	(1,589)
Excess tax benefit from stock option exercise	—	—	(96)
Change in operating assets and liabilities:
Accounts receivable	(26,966)	26,135	(5,073)
Income tax receivable	10,888	(6,331)	(5,119)
Inventory	(497)	(370)	(1,519)
Note receivable	5	39	1,246
Prepaid expenses and other	(497)	(377)	(698)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,133)	10,991	(13,733)
Accounts payable	18,826	(12,970)	(7,651)
Accrued liabilities	2,803	(2,728)	3,024
Income tax payable	252	(262)	(50)
Billings in excess of costs and estimated earnings on uncompleted contracts	10,704	1,277	(3,241)
Deferred revenue	(57)	(57)	(55)
Net cash provided by operating activities	24,438	32,676	13,839
Cash flows from investing activities:
Proceeds from sale of property and equipment	374	841	827
Purchase of property and equipment	(24,647)	(14,894)	(29,050)
Acquisition of business in Alaska	(9,000)	—	—
Acquisition of business in Pacific Northwest	—	—	(6,653)
Acquisition of TW LaQuay Dredging	—	—	(60,879)
Net cash used in investing activities	(33,273)	(14,053)	(95,755)
Cash flows from financing activities:
Borrowings from Credit Facility	18,000	—
Payments made on borrowings from Credit Facility	(5,379)	—
Contributions from noncontrolling interest	34	—	—
Exercise of stock options	298	185	669
Excess tax benefit from stock option exercise	—	—	96
Increase in loan costs	(13)	—	(411)
Purchase of shares into treasury	—	(3,003)	—
Net cash provided by (used in) financing activities	12,940	(2,818)	354
Net change in cash and cash equivalents	4,105	15,805	(81,562)
Cash and cash equivalents at beginning of period	38,979	23,174	104,736
Cash and cash equivalents at end of period	$43,084	$38,979	$23,174
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$697	$212	$547
Taxes (net of refunds)	$(14,039)	$(4,948)	$12,149
Supplemental disclosure of non cash transaction:
Fair value of earnout from acquisition of business in Alaska	$271	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(Tabular Amounts in thousands, Except for Share and per Share Amounts)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc. and its subsidiaries (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Alaska, Canada and in the Caribbean Basin.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipelines; mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

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

Reclassifications
The gain or loss on sale of assets in the prior year periods has been reclassified to conform to current year presentation in Other Income/Expense.

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

The Company’s projects are typically short in duration, and usually span a period of less than one year.  Historically, we have not combined or segmented contracts.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at December 31, 2012 and December 31, 2011 consisted primarily of money market mutual funds and overnight bank deposits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in countries where the Company performs work, which amounts were insignificant in either 2012 or 2011.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2012 and 2011. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of December 31, 2012 and December 31, 2011, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at December 31, 2012 totaled $8.2 million, of which $2.5 million is expected to be collected beyond 2013.  Retention at December 31, 2011 totaled $6.0 million.

At December 31, 2012, the Company had approximately $1.4 million in long term receivables. These relate to items that are due the Company for work performed under contract, but are not expected to be collected within one year. Management continues to evaluate and assess these items for collectibility. At this time, no valuation allowance has been recorded.

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

Advertising Costs

The Company primarily obtains contracts through the open bid process, and therefore advertising costs are not a significant component of expense.  Advertising costs are expensed as incurred.  Advertising expenses totaled $57,000 in 2012, $30,000 in 2011, and $63,000 in 2010.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. In late 2012, several assets were identified and recorded as held for sale, with an expected disposition date within one year. No property and equipment was held for sale at December 31, 2011.

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

At December 31, 2012, goodwill totaled $34.8 million, of which $22.6 million related to the Gulf Coast (including goodwill recorded upon the purchase of T.W. LaQuay Dredging, LLC, in 2010), and $9.6 million resulted from the acquisition of equipment on the East Coast in 2008.  With the acquisition of the assets of West Construction in October 2012, goodwill at the Pacific Northwest reporting unit totaled $2.6 million.

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

As required by the Company's policy, annual impairment tests of goodwill are performed as of October 31 of each year or when circumstances arise that indicate a possible impairment might exist. The first step of the October 31, 2012 goodwill impairment test resulted in no indication of impairment, and no events have occurred since that date that would require an interim impairment test. The discount rate used in testing goodwill for the impairment test was 18.50% for the Gulf Coast reporting unit and 18.5% for the East Coast reporting unit. Future cash flow projections for each reporting unit were based on management's estimates, which were conservative estimates with little short-term expected growth due to the Company's operating losses in 2011 and 2012, pricing pressures and market conditions. As compared with the impairment test performed in 2011, the discount rate decreased by 325 basis points in the Gulf Coast reporting unit and by 150 basis points in the East Coast reporting unit, due to decreases in the cost of equity, expected inflation rates, and risk while the stabilized growth rate remained constant at 300%. The impairment test concluded that the fair value of the Gulf Coast reporting unit and the East Coast reporting unit exceeded carrying values by 24% and 7%, respectively. In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. See Note 15 to the consolidated financial statements for further discussion of the Company’s stock-based compensation plan.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $3.8 million and $3.4 million at December 31, 2012 and 2011, respectively.

Warranty Costs

Provision for estimated warranty costs, (if any) is made in the period in which such costs become probable and is periodically adjusted to reflect actual experience.  The Company historically has not been subject to significant warranty provisions.  The Company’s Consolidated Balance Sheets at December 31, 2011 included $0.1 million related to warranty costs, which expired in 2012.

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

ASU 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations was issued in December 2010.  ASU 2010-29 provides clarification as to the presentation of pro forma revenue and earnings disclosure requirements for business combinations and expands supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company will comply with the provisions of ASU 2010-29 for any material future business combinations.

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

3.    Business Acquisition

On October 31, 2012, a wholly-owned subsidiary of the Company expanded its business in the Pacific area through the acquisition of substantially all of the assets of West Construction, Inc., (the "Seller") located in Anchorage, Alaska, for $9.0 million in cash. The assets acquired included construction equipment, inventory, and work in progress. Additionally, the Company hired substantially all of the Seller's personnel, entered into a two year consulting and sales agreement, and entered into a non-compete agreement with the Seller. The purchase agreement contained customary representations, warranties, covenants and indemnities.

An additional amount of up to $1.0 million, may be payable to the Seller and is based on 20% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") generated during the first twelve months immediately following the closing. The fair value of the liability on the date of acquisition was $271,000, and was based upon the expected EBITDA discounted back at the cost of capital to estimate the equivalent present value. The estimated value remained unchanged at December 31, 2012.

In addition, the Company acquired full ownership interest in one foreign entity, a two-thirds interest in another foreign entity, and the rights to the trade name.
The Company entered into a lease agreement with the Seller, effective upon the date of closing, for office space in Anchorage, Alaska for an initial three year term.

The purchase price was allocated as follows:

Fixed assets, including inventory	$5,936
Seller receivables	1,425
Intangible assets	702
Goodwill	2,649
Payable to Seller	(1,425)
Noncontrolling interest	(16)
$9,271

The purchase price was allocated to the assets acquired and liabilities assumed using estimated fair values as of the acquisition date. Finite intangible assets include the trade name and backlog, which were estimated at $332,000 and $370,000, respectively, and amortize over a period of one and three years.

The fixed assets acquired, consisting primarily of construction equipment, are to be depreciated in accordance with Company policy, generally 3 to 15 years.

The goodwill of $2.6 million arising from the acquisition consists primarily of synergies, economies of scale, and business opportunities expected from the combination with the Company. Goodwill for tax purposes is approximately $2.6 million, which is amortizable over a 15 year period. Costs associated with the transaction were conducted by the Company's personnel, and external costs were minimal, primarily related to documentation fees, and were included in selling, general and administrative expenses.

The results and operations of West Construction have been included in the Consolidated Statements of Operations since the acquisition date of October 31, 2012. The acquisition did not have a material impact on the Company's results of operations, and accordingly, pro forma disclosures are not presented.

4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of receivables (trade and retainage) at December 31, 2012 and December 31, 2011, respectively:

	December 31, 2012		December 31, 2011
Federal Government	$7,375	14%	$5,958	22%
State Governments	1,761	3%	379	1%
Local Governments	5,532	10%	6,207	24%
Private Companies	38,617	73%	14,387	53%
Total receivables	$53,285	100%	$26,931	100%

At December 31, 2012, two private sector customers accounted for 11.7%, and 9.9% of total receivables. At December 31, 2011, receivables from the US Army Corps of Engineers and a private sector customer accounted for 9.1% and 12.5% of total receivables, respectively.

Additionally, the table below represents concentrations of revenue by type of customer for the years ended December 31, 2012, 2011 and 2010.

	Year ended December 31,
	2012	%	2011	%	2010	%
Federal	$64,049	22%	$108,123	42%	$143,697	41%
State	35,799	12%	48,604	19%	40,145	11%
Local	44,626	15%	40,647	15%	41,868	12%
Private	147,568	51%	62,478	24%	127,425	36%
	$292,042	100%	$259,852	100%	$353,135	100%

In the twelve months ended December 31, 2012, the US Army Corps of Engineers and a private sector customer generated 16.7%, and 10.7% of total revenues, respectively. In the year ended December 31, 2011, the US Army Corps of Engineers represented 24.0% of total revenues. The US Army Corps of Engineers and a private sector customer represented 28% and 9.8% of contract revenues in the year ended December 31, 2010.

The Company does not believe that the loss of any one of these customers, other than the US Army Corps of Engineers, would have a material adverse effect on the Company and its subsidiaries and affiliates.

Revenues generated outside the United States totaled 4%, 1%, and 5% of total revenues for the years ended 2012, 2011 and 2010, respectively and were primarily located in the Caribbean.

The Company’s long-lived assets are substantially located in the United States.

5.	Contracts in Progress

Contracts in progress are as follows at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$750,218	$232,267
Estimated earnings	171,475	44,261
	921,693	276,528
Less: Billings to date	(918,817)	(267,081)
	$2,876	$9,447
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	19,245	$15,112
Billings in excess of costs and estimated earnings on uncompleted contracts	(16,369)	(5,665)
	$2,876	$9,447

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

6.	Property and Equipment

The following is a summary of property and equipment at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Automobiles and trucks	$1,591	$1,541
Building and improvements	22,037	13,520
Construction equipment	140,835	132,317
Dredges and dredging equipment	96,927	96,278
Office equipment	4,095	3,882
	265,485	247,538
Less: accumulated depreciation	(136,556)	(119,440)
Net book value of depreciable assets	128,929	128,098
Construction in progress	6,949	8,655
Land	14,793	9,354
	$150,671	$146,107

For the years ended December 31, 2012, 2011 and 2010, depreciation expense was $21.5 million, $22.1 million and $19.4 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Income.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

In January 2012, the Company purchased approximately 18 acres of land, including buildings and improvements, from Lazarra Leasing, LLC ("Seller"). The property, located in Tampa, Florida, was formerly partially rented by the Company.

The purchase price of $13.7 million included construction of dock improvements at Seller's facility, in an amount not to exceed $279,700; rental of a portion of the land retained by the Seller for an initial term of 20 years, with payment of $250,000 for the entire term paid in advance; and leaseback by the Seller of three buildings for up to 24 months following the sale, with the first 12 months rent abated.

As discussed in Note 3 (above), the Company purchased the assets of West Construction for approximately $9.3 million, which increased fixed assets by approximately $4.5 million.

The Company drew from its Credit Facility (as defined in Note 11) to purchase the Tampa property and finance the acquisition of West Construction.

In 2012, the Company committed to a plan to analyze under-utilized property and equipment, and adopted a plan to dispose of such assets. These assets have been separately presented in the Consolidated Balance Sheets as "Assets Held for Sale" and are no longer depreciated. In connection with this disposal, the carrying value of certain of these assets exceeded fair value, and consequently, the Company recorded an impairment loss of $2.0 million on those assets. The loss is recorded in the "Other" section of the Consolidated Statements of Operations. Prior year loss or gain on the sale of assets reflect the sale of assets, less any cost to sell, in the ordinary course of business.

7.	Inventory

Inventory at December 31, 2012 and December 31, 2011, of $4.4 million and $3.4 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

Non current inventory at December 31, 2012 totaled $0.9 million and consisted primarily of spare engines components kept on hand for the Company's dredging assets.

8.	Fair Value

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

The fair value of the Company’s reporting units (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization.  In 2012, we acquired the assets of West Construction, which resulted in the valuation of fixed assets and goodwill on a non-recurring basis, as presented in the table below:

	December 31, 2012	Level 1	Level II	Level III
Assets acquired in business combinations	$5,936	—	—	$5,936
Goodwill and other intangibles	$3,352	—	—	$3,352
Fair value of earnout liability	$(271)	—	—	$(271)

The fair value of the earnout liability will be re-assessed on a not less than quarterly basis.

In 2010, the acquisitions of TWLD and our expansion into the Pacific Northwest resulted in the valuation of fixed assets and goodwill on a non-recurring basis, as presented in the table below:

	December 31, 2010	Level 1	Level II	Level III
Assets acquired in business combinations	$54,153	—	—	$53,746
Goodwill and other intangibles	$20,072	—	—	$20,072

The fair value of the Company's debt at December 31, 2012 approximated its carrying value of $12.6 million, as interest is based on current market interest rates for debt with similar risk and maturity. The Company had no debt at December 31, 2011. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Beginning balance, January 1	$32,168	$32,168
Additions	2,649	—
Ending balance	$34,817	$32,168

No indicators of goodwill impairment were identified during the year ended December 31, 2012.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	2012	2011
Intangible assets, January 1	$6,900	$6,900
Additions	702	—
Total intangible assets, end of year	7,602	6,900

Accumulated amortization	$(6,900)	$(6,895)
Current year amortization	(75)	(5)
Total accumulated amortization	(6,975)	(6,900)

Net intangible assets, end of year	$627	$—

The intangible assets were acquired in 2012 as part of the purchase of West Construction (see Note 3 above), and amortize over a period of one to three years, as follows:

	2013	2014	2015
Amortization	$419	$111	$97

10.	Accrued Liabilities

Accrued liabilities at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Accrued salaries, wages and benefits	$3,552	$2,913
Accrual for self-insurance liabilities	3,806	3,401
Property taxes	2,458	2,358
Other accrued expenses	2,640	667
	$12,456	$9,339

11.	Long-term Debt and Line of Credit

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At December 31, 2012, our borrowing base reflected no limitation in borrowing availability.

During 2012, the Company drew on its credit facility to fund the purchase of the land in Tampa, Florida in January in the amount of $13 million. The borrowing of $13 million was converted into a term loan in the amount of $10.9 million, with the balance of $2.1 million remaining under the revolver. The Company repaid the revolver portion in September. In October, the Company drew $5 million under the revolver to fund the purchase of the assets of West Construction, of which $2.5 million was repaid in December.

At December 31, 2012, $2.5 million was outstanding under the revolver, which, combined with our outstanding letters of credit, reduced our maximum borrowing availability to approximately $31.5 million.

Provisions of the term loan
At December 31, 2012, the term loan component of the Credit Facility totaled $10.1 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, commenced in September, 2012 and are due quarterly.

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

Interest at December 31, 2012, was based on a LIBOR-option interest rate of 2.75%. For the year ended December 31, 2012, the weighted average interest rate was 2.40%. At December 31, 2012, the Company had letters of credit outstanding of approximately $742,000.

At December 31, 2012, the Company was in compliance with its financial covenants and expects to be in compliance in 2013.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by ts operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements.

12.	Purchase of Common Shares

In May 2011, the Board of Directors of the Company approved a common share repurchase program that authorized the repurchase of up to $40 million in open market value. The shares may be repurchased over time, depending on market conditions, the market price of the Company's common shares, the Company's capital levels and other considerations. The share repurchase program is expected to expire one year from the date the program was approved by the Company's Board of Directors. During 2011, the Company repurchased 305,500 shares at an average price of $9.83 per share. No shares were repurchased in 2012, and the program expired in May 2012.

13.	Income Taxes

The following table presents the components of our consolidated income tax expense for the years ended December 31, 2012, 2011 and 2010:

	Current	Deferred	Total
Year ended December 31, 2012
U.S. Federal	$(3,214)	$(2,174)	$(5,388)
State and local	220	528	748
	$(2,994)	$(1,646)	$(4,640)
Year ended December 31, 2011
U.S. Federal	$(12,386)	$6,736	$(5,650)
State and local	847	(1,544)	(697)
	$(11,539)	$5,192	$(6,347)
Year ended December 31, 2010
U.S. Federal	$6,923	$4,754	$11,677
State and local	77	205	282
	$7,000	$4,959	$11,959

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2012	2011	2010
Statutory amount (computed at 35%)	$(5,776)	$(6,812)	$11,783
State income tax, net of federal benefit	564	(415)	252
Permanent differences	446	576	(197)
Other (net)	126	304	121
Consolidated income tax provision	$(4,640)	$(6,347)	$11,959
Consolidated effective tax rate	27.9%	32.6%	35.3%

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

The Company’s deferred tax assets and liabilities are as follows:

	December 31, 2012		December 31, 2011
	Current	Long- term	Current	Long- term
Assets related to:
Accrued liabilities	$1,786	$—	$1,182	$—
Intangible assets	22	2,005	—	2,712
Net operating loss carryforward	—	7,367	—	2,457
Non-qualified stock options	—	1,113	—	291
Other	28	1,499		413
Total assets	1,836	11,984	1,182	5,873
Liabilities related to:
Depreciation and amortization	—	(27,845)	—	(25,355)
Goodwill and gain on purchase of a business	—	(2,635)	—	(1,738)
Deferred revenue on maintenance contracts	(1,738)	—	—	—
Other	(61)	—	—	(67)
Total liabilities	(1,799)	(30,480)	—	(27,160)
Net deferred assets (liabilities)	$37	$(18,496)	$1,182	$(21,287)

As reported in the balance sheets:

	December 31, 2012	December 31, 2011

Net current deferred tax assets	37	1,182
Net non-current deferred tax liabilities	(18,496)	(21,287)
Total net deferred tax liabilities:	$(18,459)	$(20,105)

In assessing the realizability of deferred tax assets at December 31, 2012, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation,during the periods in which these temporary differences become deductible. As of December 31, 2012, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

The Company has a net operating loss carryforward ("NOL") in 2012 of $2.4 million for state income tax reporting purposes due to the losses sustained in various states in 2011 and 2012. The Company believes it will be able to utilize these NOL's against future income, due to expiration dates well into the future, and therefore no valuation allowance has been established. For federal tax reporting purposes, the Company carried all of its 2011 NOL back to 2009 and 2010 and received approximately $13.1 million in cash against these tax years. Part of the loss generated in 2012 was carried back to 2010, and the Company's income tax receivable reflects this estimate. Approximately $4.8 million remains as a tax carryforward, which the Company believes it will be able to utilize before expiration.

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2008, 2009, 2010 and 2011. The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. In 2012, the Company recorded $99,000 as additional tax expense related to penalties and interest incurred as a result of filings in the U.S. Virgin Islands. No interest or penalties have been accrued at December 31, 2012 and 2011, as the Company has not recorded any uncertain tax positions. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2013.

14.	(Loss) Earnings Per Share

Basic (loss) earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of (loss) earnings per share. For the year ended December 31, 2012 and 2011, no potential common stock equivalents were included as the effect of such would be anti-dilutive. Antidilutive stock options outstanding totaled 515,906 in the year ended December 31, 2010.

The following table reconciles the denominators used in the computations of both basic and diluted (loss) earnings per share:

	Year ended December 31,
	2012	2011	2010
Basic:
Weighted average shares outstanding	27,138,927	26,990,059	26,899,373
Diluted:
Total basic weighted average shares outstanding	27,138,927	26,990,059	26,899,373
Effect of dilutive securities:
Common stock options	—	—	266,479
Total weighted average shares outstanding assuming dilution	27,138,927	26,990,059	27,165,852
Anti-dilutive stock options	2,283,840	2,128,906	515,906
Shares of common stock issued from the exercise of stock options	56,658	32,124	82,510

15.	Stock-Based Compensation

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

Restricted Stock

The following table summarizes the restricted stock activity under the the Company's equity incentive plans :

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2010	89,705	$1.65
Granted	82,248	$13.86
Vested	(43,136)	$12.31
Forfeited/repurchased shares	(585)	$0.02
Nonvested at December 31, 2010	128,232	$14.72
Granted	400,417	$6.00
Vested	(63,299)	$1.99
Forfeited/repurchased shares	(12,783)	$15.24
Nonvested at December 31, 2011	452,567	$7.09
Granted	36,640	$6.55
Vested	(171,986)	$8.14
Forfeited/repurchased shares	—	$—
Nonvested at December 31, 2012	317,221	$6.46

Independent directors receive equity compensation each year in the form of grants with a fair value of $60,000, with vesting in six months from the date of grant.  In March 2010, certain named executive officers were granted a total of 3,539 shares with a grant date fair value of $17.68 per share, and in November 2010, the Compensation Committee of the Board of Directors approved grants of restricted stock, totaling 61,177 shares to its named executive officers, with vesting over a three year period.  The shares had a fair value on the date of grant of $13.69. In August, 2011, awards of restricted stock, totaling 360,417 shares, with a fair value of $6.00 per share, were granted to the Company's named executive officers with vesting over a five year period. On the same day, the Company's independent directors each received grants of 10,000 shares with a fair value of $6.00 per share, which vest over six months. In November, 2012, the Company's independent directors received their annual equity compensation grants of 9,160 shares, with a fair value of $6.55, which vest in May, 2013.

Stock Options

The following table summarizes the stock option activity under the Company's equity incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,186,320	$11.76
Granted	217,552	$13.78
Exercised	(82,510)	$8.11
Forfeited	(12,364)	$14.97
Outstanding at December 31, 2010	1,308,998	$12.30
Granted	953,800	$6.02
Exercised	(32,124)	$5.78
Forfeited	(101,768)	$15.68
Outstanding at December 31, 2011	2,128,906	$9.42
Granted	262,051	$6.56
Exercised	(56,658)	$5.27
Forfeited	(50,457)	$7.97
Outstanding at December 31, 2012	2,283,842	$9.23

Vested at December 31, 2012 and expected to vest	2,231,215	$9.30	8.04 years	$947
Exercisable at December 31, 2012	1,303,709	$11.20	6.52 years	$373

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

	2012	2011	2010
Weighted average grant-date fair value of options granted	$4.08	$4.03	$6.58
Risk-free interest rate	1.42%	1.5%	1.5%
Expected volatility	68.5%	68.4%	52.3%
Expected term of options (in years)	6.2	7.5	5.4
Dividend yield	—%	—%	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants.  The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for the years presented is based on the exercise history.

For years ended December 31, 2012, 2011 and 2010 , compensation expense related to stock based awards outstanding for the periods was $3.1 million, $2.7 million and $2.5 million, respectively.

The Company applies a 5.5% forfeiture rate to its option grants. No options were granted in the quarter ended December 31, 2012.

In the year ended December 31, 2012, the Company received proceeds of approximately $298,000 upon the exercise of 56,658 options. In the year ended December 31, 2011, 32,124 options were exercised, generating proceeds of $185,000, and in the year ended December 31, 2010, proceeds of $669,000 were generated from the exercise of 82,510 options.

As of December 31, 2012, there was $5.4 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested equity awards, which is expected to be recognized over a weighted average period of 3.9 years.

	2012	2011	2010
Total intrinsic value of options exercised	$130	$143	$799
Total fair value of shares vested	$1,997	$1,383	$2,518

16.	Employee Benefits

All employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pretax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2012, 2011 and 2010, the Company contributed $1.1 million to the plan in each respective year.

The Company contributes to several multiemployer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in its multiemployer plans, it may be required to pay a withdrawal liability based on the underfunded status of the plan.

The following table presents the Company's participation in these plans:

	Pension Plan	Pension Protection Act ("PPA")		FIP/RP					Expiration
Pension Trust	Employer	Certified Zone Status (1)		Status	Contributions			Surcharge	of Collective
Fund	Identification Number	2012	2011	P/I (2)	2012	2011	2010	Imposed	Bargaining Agreement
International Union of Operating Engineers-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	N/A	$486	$336	$124		2015
Associated General Contractors of Washington Carpenter, Piledrivers, and Millwrights	91-6029051	Green	Green	N/A	$400	$331	$84		2015
Alaska Carpenters Trust Fund	92-0120866	Green	Green	N/A	$142	$—	$—		2014

1.    The most recent PPA zone status available in 2012 and 2011 is for the plan's year end during 2011 and 2010, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
2.    The FIP/RP Status P/I column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending ("P"), or implemented ("I").
3.    Other smaller funds for pensions and other employee benefits, primarily in Alaska.

There are currently no plans to withdraw from any of the multiemployer plans in which the Company participates.

17.	Commitments and Contingencies

Operating Leases

In July 2005, the Company executed a sale-leaseback transaction in which it sold an office building for $2.1 million and entered into a ten year lease agreement. The Company, at its option, can extend the lease for two additional five year terms. Scheduled increases in monthly rent are included in the lease agreement.

The sale of the office building resulted in a gain of $562,000 which has been deferred and amortized over the life of the lease. The Company recognized approximately $56,000 in each of the years ending December 31, 2012, 2011 and 2010, respectively.  Rent expense under this agreement was $172,620, $172,620, and $170,219 for each of the years ending December 31, 2012, 2011 and 2010, respectively.

In 2005, the Company entered into a lease agreement for vehicles under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2012, 2011 and 2010 was $2.8 million, $4.6 million, and $3.6 million, respectively.

The Company leases its corporate office in Houston, Texas under a lease with an initial term of nine years.   In addition, the Company leases other facilities, including office space and yard facilities, under terms that range from one to five years.  The Company also leases short-term field office space at its various construction sites for the duration of the projects.

As part of the purchase of property in Florida in 2012, the Company entered into a long-term lease of land for a 20 year term, and paid $250,000 for the entire period. The long-term portion of the balance of the lease term is included in long-term prepaids in the Consolidated Balance Sheet.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 are as follows:

Amount
Year ended December 31,
2013	$2,572
2014	1,546
2015	643
2016	279
2017	101
Thereafter	—
$5,141

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

18.    Selected Quarterly Financial Data

The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2012.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2012
Revenues	$50,890	$67,132	$75,386	$98,634	$292,042
Operating (loss) income	(9,918)	(7,695)	(2,293)	5,703	(14,203)
(Loss) income before income taxes	(9,895)	(7,918)	(2,480)	3,787	(16,506)
Net (loss) income	(6,336)	(5,421)	(1,595)	1,486	(11,866)
Net income attributable to noncontrolling interest	—	—	—	—	—
Net i(loss) income attributable to common stockholders	(6,336)	(5,421)	(1,595)	1,486	(11,866)
Earnings (loss) per share:
Basic	$(0.23)	$(0.20)	$(0.06)	$0.05	$(0.44)
Diluted	$(0.23)	$(0.20)	$(0.06)	$0.05	$(0.44)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2011
Revenues	$79,057	$70,899	$54,583	$55,313	$259,852
Operating income (loss)	2,524	(5,265)	(9,062)	(7,478)	(19,281)
Income (loss) before income taxes	2,448	(5,340)	(9,108)	(7,461)	(19,461)
Net income (loss)	1,539	(3,216)	(6,218)	(5,219)	(13,114)
Earnings per share:
Basic	$0.06	$(0.12)	$(0.23)	$(0.19)	$(0.49)
Diluted	$0.06	$(0.12)	$(0.23)	$(0.19)	$(0.49)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
of Orion Marine Group, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Orion Marine Group, Inc. and subsidiaries (the “Company”) referred to in our report dated March 6, 2013, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (2), which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ Grant Thornton LLP
Houston, Texas
March 6, 2013

ORION MARINE GROUP, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deduction	Balance at the End of the Period

Year ended December 31, 2010:
Provision for Doubtful Accounts	$1,202	$(285)	$(917)	$—
Year ended December 31, 2011:
Provision for Doubtful Accounts	$—	$255	$(255)	$—
Year ended December 31, 2012:
Provision for Doubtful Accounts	$—	$12	$(12)	$—