Form 10-Q
period 2013-03-31
Orion Marine Group Inc
filed 2013-05-03
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of May 3, 2013, 27,246,455 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2013

Part I - Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$45,885	$43,084
Accounts receivable:
Trade, net of allowance of $0	29,851	45,072
Retainage	8,476	8,213
Other	1,308	1,712
Income taxes receivable	2,680	3,110
Note receivable	46	46
Inventory	5,077	4,354
Deferred tax asset	37	37
Costs and estimated earnings in excess of billings on uncompleted contracts	20,363	19,245
Asset held for sale	920	920
Prepaid expenses and other	2,377	2,857
Total current assets	117,020	128,650
Property and equipment, net	148,094	150,671
Accounts receivable, long-term	1,410	1,410
Inventory, non-current	915	915
Goodwill	34,817	34,817
Intangible assets, net of amortization	503	627
Other assets	223	225
Total assets	$302,982	$317,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$1,556	$12,621
Accounts payable:
Trade	19,925	28,744
Retainage	1,774	2,433
Accrued liabilities	10,419	12,456
Taxes payable	279	252
Billings in excess of costs and estimated earnings on uncompleted contracts	17,184	16,369
Total current liabilities	51,137	72,875
Long-term debt	8,176	—
Other long-term liabilities	784	564
Deferred income taxes	17,829	18,496
Deferred revenue	131	146
Total liabilities	78,057	92,081
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,564,186 and 27,530,220 issued; 27,246,455 and 27,212,489 outstanding at March 31, 2013 and December 31, 2012, respectively	276	275
Treasury stock, 317,731 shares, at cost	(3,003)	(3,003)
Additional paid-in capital	161,760	160,973
Retained earnings	65,849	66,939
Equity attributable to common stockholders	224,882	225,184
Noncontrolling interest	43	50
Total stockholders’ equity	224,925	225,234
Total liabilities and stockholders’ equity	$302,982	$317,315
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended March 31,
	2013	2012
Contract revenues	$75,059	$50,890
Costs of contract revenues	69,229	53,718
Gross profit (loss)	5,830	(2,828)
Selling, general and administrative expenses	7,691	7,091
Loss from operations	(1,861)	(9,919)
Other income (expense)
Other income	298	181
Interest income	10	11
Interest expense	(184)	(168)
Other (income) expense, net	124	24
Loss before income taxes	(1,737)	(9,895)
Income tax benefit	(640)	(3,559)
Net loss	(1,097)	(6,336)
Net loss attributable to noncontrolling interest	(7)	—
Net loss attributable to Orion common stockholders	$(1,090)	$(6,336)

Basic loss per share	$(0.04)	$(0.23)
Diluted loss per share	$(0.04)	$(0.23)
Shares used to compute loss per share
Basic	27,229,792	27,119,760
Diluted	27,229,792	27,119,760

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total
Balance, December 31, 2012	27,530,220	$275	(317,731)	$(3,003)	$160,973	$66,939	$50	$225,234
Stock-based compensation					582			582
Exercise of stock options	33,966	1			205			206
Net loss						(1,090)	(7)	(1,097)
Balance, March 31, 2013	27,564,186	$276	(317,731)	$(3,003)	$161,760	$65,849	$43	$224,925

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,097)	$(6,336)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	5,377	5,378
Deferred financing cost amortization	22	33
Bad debt recoveries	(5)	(1)
Deferred income taxes	(667)	(98)
Stock-based compensation	582	774
Gain on sale of property and equipment	(2)	(14)
Change in operating assets and liabilities:
Accounts receivable	15,367	(4,355)
Income tax receivable	430	(3,491)
Inventory	(724)	41
Note receivable	—	5
Prepaid expenses and other	464	(108)
Restricted cash	—	(13,952)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,118)	(1,964)
Accounts payable	(9,478)	(570)
Accrued liabilities	(1,817)	(1,030)
Income tax payable	27	—
Billings in excess of costs and estimated earnings on uncompleted contracts	815	5,677
Deferred revenue	(14)	(14)
Net cash provided by (used in) operating activities	8,162	(20,025)
Cash flows from investing activities:
Proceeds from sale of property and equipment	13	40
Purchase of property and equipment	(2,691)	(16,260)
Net cash used in investing activities	(2,678)	(16,220)
Cash flows from financing activities:
Borrowings from Credit Facility	—	13,000
Payments made on borrowings from Credit Facility	(2,889)	—
Exercise of stock options	206	13
Net cash (used in) provided by financing activities	(2,683)	13,013
Net change in cash and cash equivalents	2,801	(23,232)
Cash and cash equivalents at beginning of period	43,084	38,979
Cash and cash equivalents at end of period	$45,885	$15,747
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$209	$121
Taxes (net of refunds)	$(430)	$30
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada and in the Caribbean Basin, as well as have a presence in Australia and the Middle East.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipelines; mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2012 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at March 31, 2013 and December 31, 2012 consisted primarily of money market mutual funds and overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of March 31, 2013. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2013 and December 31, 2012, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at March 31, 2013 totaled $8.5 million, of which $0.5 million is expected to be collected beyond 2014.  Retention at December 31, 2012 totaled $8.2 million.

At March 31, 2013, and December 31, 2012, the Company had approximately $1.4 million in long term receivables. These relate to items that are due the Company for work performed under contract, but are not expected to be collected within one year. Management continues to evaluate and assess these items for collectibility. At this time, no allowance has been recorded.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheets and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. In late 2012, several assets were identified and recorded as held for sale, with an expected disposition date within one year.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $3.4 million and $3.8 million at March 31, 2013 and December 31, 2012, respectively.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations.

In February 2013, the FASB issued amendments to guidance for obligations resulting from joint and several liability arrangements. The amended guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the sum of (1) the amount of the obligation within the scope of this guidance is fixed at the reporting date, as the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments should be applied retrospectively to all prior periods presented for obligations within the scope of guidance that exist at the beginning of an entity's fiscal year of adoption. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). The initial adoption has no impact on our consolidated financial position and results of operations.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of receivables (trade and retainage) at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013		December 31, 2012
Federal Government	$11,794	31%	$7,375	14%
State Governments	194	1%	1,761	3%
Local Governments	6,924	17%	5,532	10%
Private Companies	19,415	51%	38,617	73%
Total receivables	$38,327	100%	$53,285	100%

At March 31, 2013, the US Army Corps of Engineers and a private sector customer accounted for 16.7%, and 14.8% of total receivables. At December 31, 2012, two private sector customers accounted for 11.7% and 9.9% of total receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the three months ended March 31, 2013, and 2012.

	Three months ended March 31,
	2013	%	2012	%
Federal	$20,031	27%	$12,716	25%
State	6,219	8%	7,520	15%
Local	17,234	23%	11,116	22%
Private	31,575	42%	19,538	38%
	$75,059	100%	$50,890	100%

In the three months ended March 31, 2013, the US Army Corps of Engineers generated 13.3% of total revenues. In the three months ended March 31, 2012, the US Army Corps of Engineers represented 21.0% of total revenues.

The Company does not believe that the loss of any one of these customers, other than the US Army Corps of Engineers, would have a material adverse effect on the Company and its subsidiaries and affiliates.

The Company’s long-lived assets are substantially located in the United States.

4.	Contracts in Progress

Contracts in progress are as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Costs incurred on uncompleted contracts	$354,508	$750,218
Estimated earnings	70,731	171,475
	425,239	921,693
Less: Billings to date	(422,060)	(918,817)
	$3,179	$2,876
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	20,363	$19,245
Billings in excess of costs and estimated earnings on uncompleted contracts	(17,184)	(16,369)
	$3,179	$2,876

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

5.	Property and Equipment

The following is a summary of property and equipment at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Automobiles and trucks	$2,180	$1,591
Building and improvements	22,828	22,037
Construction equipment	140,115	140,835
Dredges and dredging equipment	96,927	96,927
Office equipment	4,245	4,095
	266,295	265,485
Less: accumulated depreciation	(141,768)	(136,556)
Net book value of depreciable assets	124,527	128,929
Construction in progress	8,774	6,949
Land	14,793	14,793
	$148,094	$150,671

For the three months ended March 31, 2013, and 2012 , depreciation expense was $5.3 million and $5.4 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 10).

6.	Inventory

Inventory at March 31, 2013 and December 31, 2012, of $5.1 million and $4.4 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at March 31, 2013 and December 31, 2012 totaled $0.9 million in each period and consisted primarily of spare engines components kept on hand for the Company's dredging assets.

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

The fair value of the Company’s reporting units (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization.  In 2012, we acquired the assets of West Construction, which requires the fair value of the earnout liability to be re-assessed on a not less than quarterly basis. In the first quarter of 2013, the Company performed this re-assessment and did not change the fair value of its liability of $271,000.

The fair value of the Company's debt at March 31, 2013 and December 31, 2012 approximated its carrying value of $9.7 million and $12.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Beginning balance, January 1	$34,817	$32,168
Additions	—	2,649
Ending balance	$34,817	$34,817

No indicators of goodwill impairment were identified during the three months ended March 31, 2013.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	Three months ended March 31,
	2013	2012
Intangible assets, January 1	$7,602	$6,900
Additions	—	—
Total intangible assets, end of period	7,602	6,900

Accumulated amortization	$(6,975)	$(6,900)
Current year amortization	(124)
Total accumulated amortization	(7,099)	(6,900)

Net intangible assets, end of period	$503	$—

Intangible assets that were acquired in 2012 as part of the purchase of West Construction amortize over a period of one to three years, as follows:

	2013	2014	2015
Amortization	$299	$111	$97

9.	Accrued Liabilities

Accrued liabilities at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Accrued salaries, wages and benefits	$3,311	$3,552
Accrual for self-insurance liabilities	3,442	3,806
Property taxes	924	2,458
Other accrued expenses	2,742	2,640
	$10,419	$12,456

10.	Long-term Debt and Line of Credit

The Company has a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, as amended from time to time, provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. All of the components of the Credit Facility mature on June 30, 2013. On April 30, 2013, the Company extended the maturity of its Credit Facility to June 30, 2014.

Provisions of the revolving line of credit and accordian
The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $35 million, with a $20 million sublimit for the issuance of letters of credit. An additional $25 million is available subject to the Lender's discretion.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At March 31, 2013, our borrowing base reflected no limitation in borrowing availability.

At March 31, 2013, no amounts were outstanding under the revolver. Outstanding letters of credit, which totaled $742,000 at March 31, 2013, reduced our maximum borrowing availability to approximately $34.3 million.

Provisions of the term loan
At March 31, 2013, the term loan component of the Credit Facility totaled $9.7 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

Financial covenants
Restrictive financial covenants under the Credit Facility include:

•
A Tangible Net Worth covenant, with the minimum Tangible Net Worth requirement of a base amount of $180 million as of June 30, 2012, plus 50% of accumulated consolidated quarterly net income (if positive), plus 75% of all issuances of equity interests by Borrower during that quarter;

•	A Profitability Covenant such that the Company shall not sustain a consolidated net loss for two consecutive fiscal quarters, commencing with the quarter ending September 30, 2012.

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

Interest at March 31, 2013, was based on a LIBOR-option interest rate of 2.75%. For the year ended December 31, 2012, the weighted average interest rate was 2.40%.

At March 31, 2013, the Company was in compliance with its financial covenants and expects to be in compliance in 2013.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by ts operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements and to service our debt.

11.	Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the three months ended March 31, 2013 and 2012 was 36.8% and 36% in each period, respectively. This differed from the Company's statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense.

	Current	Deferred	Total
Three months ended March 31, 2013
U.S. Federal	$—	$(532)	$(532)
State and local	27	(135)	(108)
	$27	$(667)	$(640)
Three months ended March 31, 2012
U.S. Federal	$(3,440)	$163	$(3,277)
State and local	(21)	(261)	(282)
	$(3,461)	$(98)	$(3,559)

In assessing the realizability of deferred tax assets at March 31, 2013, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible. As of March 31, 2013, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

The Company has a net operating loss carryforward ("NOL") of approximately $2.4 million for state income tax reporting purposes due to the losses sustained in various states in 2011 and 2012. The Company believes it will be able to utilize these NOL's against future income, due to expiration dates well into the future, and therefore no valuation allowance has been established. For federal tax reporting purposes, the Company carried all of its 2011 NOL back to 2009 and 2010 and received approximately $13.1 million in cash against these tax years in 2012. Part of the loss generated in 2012 was carried back to 2010, and the Company's income tax receivable reflects this estimate. Approximately $4.8 million remains as a tax carryforward, which the Company believes it will be able to utilize before expiration.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to March 31, 2014.

12.	(Loss) Earnings Per Share

Basic (loss) earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of (loss) earnings per share. For the three months ended March 31, 2013 and 2012, no potential common stock equivalents were included as the effect of such would be anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted loss per share:

	Three months ended March 31,
	2013	2012
Basic:
Weighted average shares outstanding	27,229,792	27,119,760
Diluted:
Total basic weighted average shares outstanding	27,229,792	27,119,760
Effect of dilutive securities:
Common stock options	—	—
Total weighted average shares outstanding assuming dilution	27,229,792	27,119,760
Anti-dilutive stock options	2,189,442	2,374,659
Shares of common stock issued from the exercise of stock options	33,966	2,226

13.	Stock-Based Compensation

The Company's stock incentive plan, known as the 2011 Long Term Incentive Plan, or the "2011 LTIP", was approved by shareholders in May 2011 and is administered by the Compensation Committee of the Company’s Board of Directors. The 2011 LTIP authorized 3,000,000 shares to be issued under this plan. In general, the 2011 LTIP provides for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but are generally are 10 years from the date of issuance.  Options generally vest over a three to five year period.

In the three months ended March 31, 2013 and 2012 , compensation expense related to stock based awards outstanding was $582,000 and $774,000, respectively. In the first quarter of 2012, the Company granted options to purchase 262,051 shares of common stock, with a fair value of $4.08 per share. No equity awards of stock or options were granted in the first quarter of 2013.

In the three months ended March 31, 2013, 33,966 options were exercised, generating proceeds to the Company of approximately $206,000. In the three months ended March 31, 2012, the Company received proceeds of approximately $13,000 upon the exercise of 2,226 options.

At March 31, 2013, total unrecognized compensation expense related to unvested stock and options was approximately $4.6 million, which is expected to be recognized over a period of 2.73 years.

14.    Subsidiaries with Noncontrolling Owners' Interest

The Company acquired a two-thirds ownership interest in a foreign entity ("OMG-ME") as part of its acquisition of the assets of West Construction, Inc. in October 2012. The Company fully consolidates OMG-ME in its financial statements and records the remaining one-third ownership in its results of operations as "Net loss attributable to noncontrolling interest".

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2012 audited consolidated financial statements and notes thereto included in its 2012 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Form 10-K  and with our unaudited financial statements and related notes appearing elsewhere in this quarterly report.

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada and the Caribbean Basin, as well as have a presence in Australia and the Middle East. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 58% of our revenue in the three months ended March 31, 2013, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

First quarter 2013 recap and 2013 Outlook

In the first quarter of 2013, we were pleased with the level of bid activity, specifically in the private sector. In addition, we were able to sustain construction equipment utilization this quarter, although the utilization of our dredging fleet fell due to gaps in the schedule of projects involving dredging services, as well as seasonal fluctuations. Our revenues increased by 47.5% as compared with the first quarter last year, when revenues were significantly impacted by gaps between projects.

Our overall outlook for 2013 remains optimistic. Our tracking database of future projects of interest remains strong for the foreseeable future. We continue to see new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, continue to be let at normal levels. However, current and future lettings from the US Army Corps of Engineers remain inconsistent and uncertain, which continues to put pressure on the utilization of our dredging assets. With the passage of a continuing resolution by Congress to fund the federal government for the reminder of its fiscal year, we are optimistic that the US Army Corps of Engineers will be able to let projects over the next six months.

In the long-term, we continue to see positive trends in demands for our services in our end markets, including:

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

•	Improving economic conditions and increased activity in the petrochemical industry will necessitate capital expenditures , including larger projects as well as maintenance call-out work.

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

Backlog at March 31, 2013 was $150.4 million, as compared with $184.1 million at December 31, 2012.

Three months ended March 31, 2013 compared with three months ended March 31, 2012

	Three months ended March 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$75,059	100.0%	$50,890	100.0%
Cost of contract revenues	69,229	92.2	53,718	105.6
Gross profit (loss)	5,830	7.8	(2,828)	(5.6)
Selling, general and administrative expenses	7,691	10.2	7,091	13.9
Operating loss	(1,861)	(2.5)	(9,919)	(19.5)
Other income (expense)
Other income	298	0.4	181	0.4
Interest income	10	—	11	—
Interest (expense)	(184)	(0.2)	(168)	(0.3)
Other income, net	124	0.2	24	0.1
Loss before income taxes	(1,737)	(2.3)	(9,895)	(19.4)
Income tax benefit	(640)	(0.8)	(3,559)	(7.0)
Net loss	(1,097)	(1.5)	(6,336)	(12.4)
Net loss attributable to noncontrolling interest	(7)	—	—	—
Net loss attributable to Orion common stockholders	$(1,090)	(1.5)	$(6,336)	(12.4)%

Contract Revenues. Revenues for the three months ended March 31, 2013 increased approximately 47.5% as a result of increased volume of work due to adjustments in our pricing strategies, as compared with the prior year period, when revenues were substantially impacted by gaps between projects, as well as a slowdown in lettings of Federal projects, particularly those involving dredging services. In the current year period, we continued work on several large projects for private sector customers, and revenue generated from private customers represented 42% of total revenues in the period, as compared with 38% in the prior year period. Contract revenue generated from public sector customers represented 58% of total revenues in the first quarter of 2013, as compared with 62% in the comparable period last year. We view these shifts in revenue from one sector to another as normal in the marine construction business.

Gross Profit.   Gross profit was $5.8 million in the first quarter ended March 31, 2013, as compared with a negative $2.8 million in the first quarter last year, and was primarily related to better utilization of equipment, and to certain cost savings on jobs in progress or nearing completion. Gross profit was driven down in the prior year period due to underutilized equipment and to labor expense for crews idled when projects completed. Gross margin in the first quarter was 7.8% , as compared with a negative (5.6)% last year. As measured by cost, our self performance was 83% in the current year period, as compared with 85% in the three months ended March 31, 2012. The 2% reduction in our self-performance rate indicates an increase in the percent of work that was subcontracted to third parties, and is reflective of the types of jobs in progress at any point in time.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $7.7 million, an increase of $0.6 million, or 8.5%, as compared with the prior year period, The increase was primarily related to additional overhead expenses related to the acquisition in late 2012.

Income Tax Benefit.  We have estimated our effective tax rate at 36.8% for 2013. This differs from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to benefits expected from state income taxes. Our effective rate for the in the period ended March 31, 2012 was 36%.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2013, our working capital was $65.9 million, as compared with $55.8 million at December 31, 2012. As of March 31,

2013, we had cash on hand of $45.9 million. Availability under our revolving credit facility was subject to a borrowing base, which did not limit our borrowing availability of approximately $34.3 million.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Cash flows provided by (used in) operating activities	$8,162	$(20,025)
Cash flows used in investing activities	$(2,678)	$(16,220)
Cash flows (used in) provided by financing activities	$(2,683)	$13,013

Capital expenditures (included in investing activities above)	$(2,691)	$(16,260)

Operating Activities. In the first quarter of 2013, our operations provided approximately $8.2 million in net cash inflows, as compared with cash used by operations in the prior year period of $20.0 million. The change in cash between periods was related to:

•	a decrease in our net loss of approximately $5.2 million;

•
a decrease in trade accounts receivable balances, related to the timing of billings to customers, as compared with net collections of receivables in the prior year period, which resulted in a net inflow of cash between periods of $19.7 million;

•
net outflow of cash of $4.0 million between periods related to billings to and payments from customers for costs that cannot be billed, or receipt of payments for items such as mobilization at project commencement;

•	outflow of cash in the prior year period of $13.9 million of cash as set aside in accordance with the terms of the Credit Facility

•	receipt of $0.4 million in cash related to prior year tax refunds and $3.5 million related to the carryback of prior year tax losses;

•
changes in other working capital components, including trade payables, which are related to the composition of projects in process, and which resulted in a net outflow of cash between 2013 and 2012 of $9.9 million

•
changes in non-cash components of approximately $0.6 million, primarily related to changes in our net deferred tax liability, resulting from an increase in our net operating loss carryforwards in the current year.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $2.7 million in the first three months of 2013, as compared with $16.2 million in 2012, which included the purchase of approximately 18 acres of land and buildings in Tampa, Florida.

Financing Activities. In the prior year period, we funded the purchase of land and buildings in Tampa, Florida from our Credit Facility through draws totaling $13.0 million, of which $10.9 million was converted to a term loan. We have made scheduled installment payments on the term loan which which has reduced the balance to $9.7 million.

Sources of Capital

The Company has a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, as amended from time to time, provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. All of the components of the Credit Facility mature on June 30, 2013. On April 30, 2013, the Company extended the maturity of its Credit Facility to June 30, 2014.

Provisions of the revolving line of credit and accordian
The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $35 million, with a $20 million sublimit for the issuance of letters of credit. An additional $25 million is available subject to the Lender's discretion.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At March 31, 2013, our borrowing base reflected no limitation in borrowing availability.

At March 31, 2013, no amounts were outstanding under the revolver. Outstanding letters of credit, which totaled $742,000 at March 31, 2013, reduced our maximum borrowing availability to approximately $34.3 million.

Provisions of the term loan
At March 31, 2013, the term loan component of the Credit Facility totaled $9.7 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

Financial covenants
Restrictive financial covenants under the Credit Facility include:

•
A Tangible Net Worth covenant, with the minimum Tangible Net Worth requirement of a base amount of $180 million as of June 30, 2012, plus 50% of accumulated consolidated quarterly net income (if positive), plus 75% of all issuances of equity interests by Borrower during that quarter;

•	A Profitability Covenant such that the Company shall not sustain a consolidated net loss for two consecutive fiscal quarters, commencing with the quarter ending September 30, 2012.

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

Interest at March 31, 2013, was based on a LIBOR-option interest rate of 2.75%. For the year ended December 31, 2012, the weighted average interest rate was 2.40%.

At March 31, 2013, the Company was in compliance with its financial covenants and expects to be in compliance in 2013.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by ts operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements and to service our debt.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At March 31, 2013, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $100 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel. Due to the relative short-term duration of our projects, we are generally able to include anticipated price increases in the cost of our bids.

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

Interest rate risk
At March 31, 2013, we had $9.7 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate over the three month period of 2.75%.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

PART II -- Other Information

Item 1.  Legal Proceedings

For information about litigation involving us, see Note 15 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1of Part II.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2012 Form 10-K

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended March 31, 2013.

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
May 3, 2013	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
May 3, 2013	Mark R. Stauffer
Executive Vice President and Chief Financial Officer