Form 10-Q
period 2013-06-30
Orion Marine Group Inc
filed 2013-08-02
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of August 1, 2013, 27,312,567 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2013

Part I - Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$40,584	$43,084
Accounts receivable:
Trade, net of allowance of $0	32,661	45,072
Retainage	6,790	8,213
Other	641	1,712
Income taxes receivable	2,842	3,110
Note receivable	46	46
Inventory	5,223	4,354
Deferred tax asset	37	37
Costs and estimated earnings in excess of billings on uncompleted contracts	19,892	19,245
Asset held for sale	920	920
Prepaid expenses and other	1,897	2,857
Total current assets	111,533	128,650
Property and equipment, net	147,069	150,671
Accounts receivable, long-term	1,410	1,410
Inventory, non-current	915	915
Goodwill	34,817	34,817
Intangible assets, net of amortization	386	627
Other assets	220	225
Total assets	$296,350	$317,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$9,343	$12,621
Accounts payable:
Trade	20,054	28,744
Retainage	1,799	2,433
Accrued liabilities	9,401	12,456
Taxes payable	432	252
Billings in excess of costs and estimated earnings on uncompleted contracts	10,669	16,369
Total current liabilities	51,698	72,875
Long-term debt	—	—
Other long-term liabilities	857	564
Deferred income taxes	17,654	18,496
Deferred revenue	117	146
Total liabilities	70,326	92,081
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,627,321 and 27,530,220 issued; 27,309,590 and 27,212,489 outstanding at June 30, 2013 and December 31, 2012, respectively	277	275
Treasury stock, 317,731 shares, at cost	(3,003)	(3,003)
Additional paid-in capital	162,613	160,973
Retained earnings	66,079	66,939
Equity attributable to common stockholders	225,966	225,184
Noncontrolling interest	58	50
Total stockholders’ equity	226,024	225,234
Total liabilities and stockholders’ equity	$296,350	$317,315
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Contract revenues	$84,081	$67,132	$159,140	$118,022
Costs of contract revenues	76,250	67,349	145,479	121,067
Gross profit (loss)	7,831	(217)	13,661	(3,045)
Selling, general and administrative expenses	7,826	7,478	15,517	14,569
Income (loss) from operations	5	(7,695)	(1,856)	(17,614)
Other income (expense)
Other income	316	4	614	184
Interest income	1	8	12	19
Interest expense	(132)	(234)	(316)	(403)
Other (income) expense, net	185	(222)	310	(200)
Income (loss) before income taxes	190	(7,917)	(1,546)	(17,814)
Income tax benefit	(22)	(2,497)	(661)	(6,057)
Net income (loss)	212	(5,420)	$(885)	$(11,757)
Net loss attributable to noncontrolling interest	(18)	—	(25)	—
Net income (loss) attributable to Orion common stockholders	$230	$(5,420)	$(860)	$(11,757)

Basic income (loss) per share	$0.01	$(0.20)	$(0.03)	$(0.43)
Diluted income (loss) per share	$0.01	$(0.20)	$(0.03)	$(0.43)
Shares used to compute income (loss) per share
Basic	27,270,367	27,121,417	27,250,268	27,120,593
Diluted	27,600,661	27,121,417	27,250,268	27,120,593

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total
Balance, December 31, 2012	27,530,221	$275	(317,731)	$(3,003)	$160,973	$66,939	$50	$225,234
Stock-based compensation					1,132			1,132
Exercise of stock options	97,100	2			508			510
Contribution from non-controlling interest							33	$33
Net loss						(860)	(25)	(885)
Balance, June 30, 2013	27,627,321	$277	(317,731)	$(3,003)	$162,613	$66,079	$58	$226,024

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(885)	$(11,757)
Adjustments to reconcile net loss to net cash provided by (used in)
Operating activities:
Depreciation and amortization	10,728	10,691
Deferred financing cost amortization	35	139
Bad debt recoveries	(3)	(1)
Deferred income taxes	(747)	(2,866)
Stock-based compensation	1,132	1,526
Gain on sale of property and equipment	(48)	(93)
Change in operating assets and liabilities:
Accounts receivable	14,905	(13,797)
Income tax receivable	269	(3,222)
Inventory	(869)	(430)
Note receivable	—	5
Prepaid expenses and other	930	(149)
Costs and estimated earnings in excess of billings on uncompleted contracts	(647)	5,721
Accounts payable	(9,324)	4,229
Accrued liabilities	(2,762)	(468)
Income tax payable	86	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,700)	8,882
Deferred revenue	(29)	(28)
Net cash provided by (used in) operating activities	7,071	(1,618)
Cash flows from investing activities:
Proceeds from sale of property and equipment	81	252
Purchase of property and equipment	(6,917)	(18,689)
Net cash used in investing activities	(6,836)	(18,437)
Cash flows from financing activities:
Borrowings from Credit Facility	—	13,000
Payments made on borrowings from Credit Facility	(3,278)	—
Contributions from non-controlling interest	33	—
Exercise of stock options	510	13
Increase in loan costs	—	(4)
Net cash (used in) provided by financing activities	(2,735)	13,009
Net change in cash and cash equivalents	(2,500)	(7,046)
Cash and cash equivalents at beginning of period	43,084	38,979
Cash and cash equivalents at end of period	$40,584	$31,933
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$337	$350
Taxes (net of refunds)	$(269)	$30
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Alaska, Canada and in the Caribbean Basin, as well as have a marketing but not an operational presence in Australia and the Middle East.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipelines; mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Revenue Recognition

The Company records revenue for financial statement purposes on the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Claims for payment that have not been approved by the customer are not recognized as an increase in contract revenue until and unless collection is deemed probable and if the amount can be reasonably estimated. Until approved by the customer, claims are not included as part of the computation of revenue. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  The Company records revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent we believe related collection is probable and includes no profit on claims recorded. Changes in the scope of work, job performance, and job conditions, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

The Company’s projects are typically short in duration, and usually span a period of less than one year.  Historically, the Company has not combined or segmented contracts.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at June 30, 2013 and December 31, 2012 consisted primarily of money market mutual funds and overnight bank deposits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in countries where the Company performs work, which amounts were insignificant in either 2013 or 2012.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of June 30, 2013. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of June 30, 2013 and December 31, 2012, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at June 30, 2013 totaled $6.8 million, of which $1.0 million is expected to be collected beyond 2014.  Retention at December 31, 2012 totaled $8.2 million.

At June 30, 2013, and December 31, 2012, the Company had approximately $1.4 million in long term receivables. These relate to items that are due the Company for work performed under contract, but are not expected to be collected within one year. Management does not consider these receivables as distressed and currently expects to prevail in its collection litigation efforts. Management continues to evaluate and assess these items for collectibility and therefore, no allowance has been recorded.

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

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  Goodwill represents the costs in excess of fair values assigned to the underlying net assets in the acquisition.  In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired. Guidance was issued that will allow the Company to qualitatively assess the likelihood that the carrying value of its reporting units is less than fair value in lieu of, or prior to, performance of step one of the impairment test process.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its consolidated tax return.    The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates.

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

Separately, the Company’s employee health care is provided through a trust, administered by a third party.  The Company funds the trust based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported.  The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss.   Actual claims may vary from estimates.  The Company includes any adjustments to such reserves in its consolidated results of operations in the period in which they become known.

The accrued liability for self-insured claims includes incurred but not reported losses of $3.9 million and $3.8 million at June 30, 2013 and December 31, 2012, respectively.

Recent Accounting Pronouncements

In February 2013, the FASB issued amendments to guidance for obligations resulting from joint and several liability arrangements. The amended guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the sum of (1) the amount of the obligation within the scope of this guidance is fixed at the reporting date, as the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments should be applied retrospectively to all prior periods presented for obligations within the scope of guidance that exist at the beginning of an entity's fiscal year of adoption. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). The initial adoption had no impact on the Company's consolidated financial position and results of operations.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of receivables (trade and retainage) at June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013		December 31, 2012
Federal Government	$10,246	26%	$7,375	14%
State Governments	—	—%	1,761	3%
Local Governments	4,671	12%	5,532	10%
Private Companies	24,534	62%	38,617	73%
Total receivables	$39,451	100%	$53,285	100%

At June 30, 2013, the US Army Corps of Engineers ("USCOE") accounted for 13.2%, of total receivables. At December 31, 2012, two private sector customers accounted for 11.7% and 9.9% of total receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the three and six months ended June 30, 2013, and 2012.

	Three months ended June 30,				Six months ended June 30,
	2013	%	2012	%	2013	%	2012	%
Federal	$16,544	19%	$12,212	18%	$36,493	23%	$24,928	21%
State	5,797	7%	9,494	14%	12,016	8%	17,014	14%
Local	13,065	16%	13,478	20%	26,186	16%	24,594	21%
Private	48,675	58%	31,948	48%	84,445	53%	51,486	44%
	$84,081	100%	$67,132	100%	$159,140	100%	$118,022	100%

In the three months ended June 30, 2013, the USCOE generated 19% of total revenues. In the three months ended June 30, 2012, a private sector customer and a local port authority generated 19.1% and 11.3% of revenues while the USCOE generated 10.6% of total revenues. For the six month periods ended June 30, 2013 and 2012, the USCOE generated 16.3% and 15.3% of total revenues, respectively. Also in the six months ended June 30, 2012, a private sector customer generated 13.2% of total revenues.

The Company does not believe that the loss of any one of these customers, other than the US Army Corps of Engineers, would have a material adverse effect on the Company and its subsidiaries and affiliates.

The Company’s long-lived assets are substantially located in the United States.

4.	Contracts in Progress

Contracts in progress are as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Costs incurred on uncompleted contracts	$372,750	$343,524
Estimated earnings	71,076	64,358
	443,826	407,882
Less: Billings to date	(434,603)	(405,006)
	$9,223	$2,876
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	19,892	$19,245
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,669)	(16,369)
	$9,223	$2,876

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

5.	Property and Equipment

The following is a summary of property and equipment at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Automobiles and trucks	$2,180	$1,591
Building and improvements	22,828	22,037
Construction equipment	141,218	140,835
Dredges and dredging equipment	98,240	96,927
Office equipment	4,395	4,095
	268,861	265,485
Less: accumulated depreciation	(146,638)	(136,556)
Net book value of depreciable assets	122,223	128,929
Construction in progress	10,053	6,949
Land	14,793	14,793
	$147,069	$150,671

For the three months ended June 30, 2013, and 2012 , depreciation expense was $5.2 million and $5.3 million, respectively, and for the six month period, depreciation expense was $10.5 million and $10.7 million in 2013 and 2012, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 10).

6.	Inventory

Inventory at June 30, 2013 and December 31, 2012, of $5.2 million and $4.4 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at June 30, 2013 and December 31, 2012 totaled $0.9 million in each period and consisted primarily of spare engines components kept on hand for the Company's dredging assets.

7.	Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, the Company believes that the carrying value of its accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values. The Company has a note receivable in the amount of $46,000, for which it believes that the carrying value approximates its fair value, and which bears interest at 10%. In addition, the Company has a long-term receivable in the amount of $1.4 million, which it believes that the carrying value of this receivable approximates its fair value.

The fair value of the Company’s reporting units (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization.  In 2012, the Company acquired the assets of West Construction, which included an earnout provision, based on achievement of certain targets, which was measured at its fair value at acquisition and re-assessed on a quarterly basis. In the second quarter of 2013, the Company determined that the earnout would not be payable at the measurement date, and reduced its liability of $271,000 to zero, which is included as a component of other income in the Company's statement of operations for the second quarter and six month period..

The fair value of the Company's debt at June 30, 2013 and December 31, 2012 approximated its carrying value of $9.3 million and $12.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Beginning balance, January 1	$34,817	$32,168
Additions	—	2,649
Ending balance	$34,817	$34,817

No indicators of goodwill impairment were identified during the six months ended June 30, 2013.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	Six months ended June 30,
	2013	2012
Intangible assets, January 1	$7,602	$6,900
Additions	—	—
Total intangible assets, end of period	7,602	6,900

Accumulated amortization	$(6,975)	$(6,900)
Current year amortization	(241)
Total accumulated amortization	(7,216)	(6,900)

Net intangible assets, end of period	$386	$—

Intangible assets that were acquired in 2012 as part of the purchase of West Construction amortize over a period of one to three years, as follows:

	2013	2014	2015
Amortization	$179	$111	$97

9.	Accrued Liabilities

Accrued liabilities at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Accrued salaries, wages and benefits	$3,414	$3,552
Accrual for self-insurance liabilities	3,949	3,806
Property taxes	1,529	2,458
Other accrued expenses	509	2,640
	$9,401	$12,456

10.	Long-term Debt and Line of Credit

The Company has a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, as amended from time to time, provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. In April 2013, the the maturity of its Credit Facility was extended from June 30, 2013 to June 30, 2014.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At June 30, 2013, our borrowing base reflected no limitation in borrowing availability.

At June 30, 2013, no amounts were outstanding under the revolver. Outstanding letters of credit, which totaled $742,000 at June 30, 2013, reduced our maximum borrowing availability to approximately $34.3 million.

Provisions of the term loan
At June 30, 2013, the term loan component of the Credit Facility totaled $9.3 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

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

Interest at June 30, 2013, was based on the Eurodollar-option interest rate of 2.75%. For the year ended December 31, 2012, the weighted average interest rate was 2.40%.

At June 30, 2013, the Company was in compliance with its financial covenants and expects to be in compliance in 2013.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by ts operating activities for at least the next 12 months.  The Company believes that its cash position is adequate for general business requirements and to service its debt.

11.	Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the six months ended June 30, 2013 and 2012 was 42.8% and 34% in each period, respectively. This differed from the Company's statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense.

	Current	Deferred	Total
Three months ended June 30, 2013
U.S. Federal	$—	$(83)	$(83)
State and local	59	2	61
	$59	$(81)	$(22)
Three months ended June 30, 2012
U.S. Federal	$256	$(2,614)	$(2,358)
State and local	14	(153)	(139)
	$270	$(2,767)	$(2,497)
Six months ended June 30, 2013
U.S. Federal	—	(614)	$(614)
State and local	$86	(133)	(47)
	$86	$(747)	$(661)
Six months ended June 30, 2012
U.S. Federal	$(3,184)	(2,452)	$(5,636)
State and local	(7)	(414)	(421)
	$(3,191)	$(2,866)	$(6,057)

In assessing the realizability of deferred tax assets at June 30, 2013, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible. As of June 30, 2013, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

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

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to June 30, 2014.

12.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. During the three months ended June 30, 2013, incremental shares related to 1,344,211 common stock equivalents were included the computation of diluted earnings per share. In the three months ended June 30, 2012 as well as in the six month periods ended June 30, 2013 and 2012, no potential common stock equivalents were included as the effect of such would be anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic:
Weighted average shares outstanding	27,270,367	27,121,417	27,250,268	27,120,593
Diluted:
Total basic weighted average shares outstanding	27,270,367	27,121,417	27,250,268	27,120,593
Effect of dilutive securities:
Common stock options	330,294	—	—	—
Total weighted average shares outstanding assuming dilution	27,600,661	27,121,417	27,250,268	27,120,593
Anti-dilutive stock options	784,294	2,370,696	2,128,505	2,370,696
Shares of common stock issued from the exercise of stock options	63,134	—	97,100	2,226

13.	Stock-Based Compensation

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

In the three months ended June 30, 2013 and 2012 , compensation expense related to stock based awards outstanding was $548,000 and $753,000, respectively, and for the six month period, compensation expense was $1.1 million and $1.5 million, respectively.

In April 2013, the Company granted options to purchase 20,000 shares of common stock, with a fair value of $3.95 per share. In the first quarter of 2012, the Company granted options to purchase 262,051 shares of common stock, with a fair value of $4.08 per share.

In the three months ended June 30, 2013, 63,134 options were exercised, generating proceeds to the Company of approximately $302,000, and for the six month period, 97,100 options were exercised, generating proceeds of $510,000. In the six months ended June 30, 2012, the Company received proceeds of approximately $13,000 upon the exercise of 2,226 options.

At June 30, 2013, total unrecognized compensation expense related to unvested stock and options was approximately $4.3 million, which is expected to be recognized over a period of 3.04 years.

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

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada and the Caribbean Basin, as well as have a marketing, but not an operational presence in Australia and the Middle East. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 42% of our revenue in the three months ended June 30, 2013, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Second quarter 2013 recap and 2013 Outlook

Demand for marine infrastructure solutions continued to be strong in the second quarter, and provided steady bid opportunities, particularly in the private sector. In addition, we were able to sustain construction equipment utilization throughout the quarter, and the utilization of our dredging fleet increased slightly in the second quarter, as compared with Q1 of 2013. Revenues increased by 25% as compared with the second quarter last year, and by 12% compared with the first quarter of 2013.

We continue to see new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, continue to be let at normal levels. However, current and future lettings from the US Army Corps of Engineers ("USCOE") remain inconsistent and uncertain, which continues to put pressure on the utilization of our dredging assets. The draft fiscal year 2014 budget for the USCOE in total reflected a 2% decrease from fiscal 2013 levels; however, the draft budget includes $2.68 billion for operations and maintenance, which represents an increase from fiscal 2013 of approximately $200 million.

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

Backlog at June 30, 2013 was $243.9 million, as compared with $184.1 million at December 31, 2012.

Three months ended June 30, 2013 compared with three months ended June 30, 2012

	Three months ended June 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$84,081	100.0%	$67,132	100.0%
Cost of contract revenues	76,250	90.7	67,349	100.3
Gross profit (loss)	7,831	9.3	(217)	(0.3)
Selling, general and administrative expenses	7,826	9.3	7,478	11.1
Operating income (loss)	5	—	(7,695)	(11.4)
Other income (expense)
Other income	316	0.4	4	—
Interest income	1	—	8	—
Interest (expense)	(132)	(0.2)	(234)	(0.3)
Other income, (expense) net	185	0.2	(222)	(0.3)
Income (loss) before income taxes	190	0.2	(7,917)	(11.7)
Income tax benefit	(22)	0.1	(2,497)	(3.7)
Net income (loss)	212	0.3	(5,420)	(8.0)
Net loss attributable to noncontrolling interest	(18)	—	—	—
Net income (loss) attributable to Orion common stockholders	$230	0.3	$(5,420)	(8.0)%

Contract Revenues. Revenues for the three months ended June 30, 2013 increased approximately 25% as compared with the second quarter of 2012, as a result of increased volume of work, and fewer gaps between projects. During the quarter we mobilized to, and continued work on, several large construction projects particularly for private sector customers, and our dredging assets were utilized at a greater rate in the period on both federally funded and private sector projects. Revenue generated from private sector customers represented 58% of total revenues in the period, as compared with 48% in the prior year period. Contract revenue generated from public sector customers represented 42% of total revenues in the second quarter of 2013, as compared with 52% in the comparable period last year. We view these shifts in revenue from one sector to another as normal in the marine construction business.

Gross Profit.   Gross profit was $7.8 million in the second quarter ended June 30, 2013, as compared with a negative $0.2 million in the second quarter last year. The improvement was primarily related to better utilization of equipment, and to certain cost savings on jobs in progress or nearing completion. Gross profit was driven down in the prior year period due to underutilized equipment and to labor expense for crews idled when projects completed. Gross margin in the second quarter was 9.3%, as compared with a negative 0.3% last year. As measured by cost, our self performance was 82% in both quarterly periods. A higher self-performance typically reflects less reliance on third party subcontractors, and generally results in higher margins.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $7.8 million, an increase of $0.3 million, or 4.7% as compared with the prior year period, The increase was primarily related to additional overhead expenses related to the acquisition of West Construction in late 2012.

Other income, net of expense. In the second quarter of 2013, we determined that parameters necessary for the earnout portion of the purchase price related to the acquisition of West Construction in late 2012 would not be met. Accordingly, we reduced our liability of $271,000 to zero, which is included as a component of other income in the quarter. In the second quarter of 2012, we recorded expense of $222,000, which was primarily interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 42.8% for 2013. This differs from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to state income taxes. Our effective rate for the in the period ended June 30, 2012 was 31.5%.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

	Six months ended June 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$159,140	100.0%	$118,022	100.0%
Cost of contract revenues	145,479	91.4	121,067	102.6
Gross profit (loss)	13,661	8.6	(3,045)	(2.6)
Selling, general and administrative expenses	15,517	9.8	14,569	12.3
Operating loss	(1,856)	(1.2)	(17,614)	(14.9)
Other income (expense)
Other income	614	0.4	184	0.2
Interest income	12	—	19	—
Interest (expense)	(316)	(0.2)	(403)	(0.3)
Other income, (expense) net	310	0.2	(200)	(0.1)
Loss before income taxes	(1,546)	(1.0)	(17,814)	(15.0)
Income tax benefit	(661)	(0.4)	(6,057)	(5.1)
Net loss	(885)	(0.6)	(11,757)	(9.9)
Net loss attributable to noncontrolling interest	(25)	—		—
Net loss attributable to Orion common stockholders	$(860)	(0.5)	$(11,757)	(9.9)%

Contract Revenues. Revenues for the six months ended June 30, 2013 increased approximately 34.8% , resulting from increased volume of work due to adjustments in our pricing strategies. Revenues in the prior year period were substantially impacted by gaps between projects, as well as a slowdown in lettings of Federal projects, particularly those involving dredging services. In the first six months of the current year, revenue generated from private customers represented 53% of total revenues in the period, as compared with 44% in the same period last year. Contract revenue generated from public sector customers represented 47% of total revenues in the first half of 2013, as compared with 56% in the comparable period last year.

Gross Profit.   Gross profit was $13.7 million in the six months ended June 30, 2013, as compared with a negative $3.0 million in the comparable period last year. The improvement was primarily related to better utilization of equipment, and to certain cost savings on jobs in progress or nearing completion. In the prior year, margins were depressed due to underutilization of dredging assets, and to crews idled between projects. Gross margin in the first half of 2013was 8.6% , as compared with a negative (2.6)% last year. As measured by cost, our self performance was 83% in the both periods.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $15.5 million, an increase of $0.9 million, or 6.5%, as compared with the prior year period, The increase was primarily related to additional overhead expenses related to the acquisition of West Construction in late 2012.

Other income, net of expense. For the six month period ended June 30, 2013, we recorded other income, net of expense of $310,000. During the second quarter of 2013, we determined that parameters necessary for the earnout portion of the purchase price related to the acquisition of West Construction in late 2012 would not be met. Accordingly, we reduced our liability of $271,000 to zero, which is included as a component of other income in the quarter. The balance of other income related to miscellaneous recoveries, net of interest expense. In the first six months of 2012, we recorded net expense of $200,000, which was primarily interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 42.8% for 2013. This differs from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to state income taxes. Our effective rate for the six month period ended June 30, 2012 was 34%.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2013, our working capital was $59.8 million, as compared with $55.8 million at December 31, 2012. As of June 30, 2013, we had cash on hand of $40.6 million. Availability under our revolving credit facility was subject to a borrowing base, which did not limit our borrowing availability of approximately $34.3 million.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Cash flows provided by (used in) operating activities	$7,071	$(1,618)
Cash flows used in investing activities	$(6,836)	$(18,437)
Cash flows (used in) provided by financing activities	$(2,735)	$13,009

Capital expenditures (included in investing activities above)	$(6,917)	$(18,689)

Operating Activities. In the first quarter of 2013, our operations provided approximately $7.1 million in net cash inflows, as compared with cash used by operations in the prior year period of $1.6 million. The change in cash between periods was related to:

•	a decrease in our net loss of approximately $10.8 million;

•
a decrease in trade accounts receivable balances, reflecting collections on accounts as well as the timing of billings to customers, as compared with a net increase in receivables in the prior year period, which resulted in a net inflow of cash between periods of $28.7 million;

•
net outflow of cash of $20.2 million between periods related to billings to and payments from customers for costs that cannot be billed, or receipt of payments for items such as mobilization at project commencement;

•	receipt of $0.4 million in cash related to prior year tax refunds and $3.5 million related to the carryback of prior year tax losses;

•
changes in other working capital components, including trade payables, which are related to the composition of projects in process, and which resulted in a net outflow of cash between 2013 and 2012 of $16.0 million

•
changes in non-cash components of approximately $2.2 million, primarily related to changes in our net deferred tax liability, resulting from an increase in our net operating loss carryforwards in the current year.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $6.9 million in the first six months of 2013, as compared with $18.7 million in 2012, which included the purchase of approximately 18 acres of land and buildings in Tampa, Florida.

Financing Activities. In the prior year period, we funded the purchase of land and buildings in Tampa, Florida from our Credit Facility through draws totaling $13.0 million, of which $10.9 million was converted to a term loan. We have made scheduled installment payments on the term loan which which has reduced the balance to $9.3 million.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At June 30, 2013, our borrowing base reflected no limitation in borrowing availability.

At June 30, 2013, no amounts were outstanding under the revolver. Outstanding letters of credit, which totaled $742,000 at June 30, 2013, reduced our maximum borrowing availability to approximately $34.3 million.

Provisions of the term loan
At June 30, 2013, the term loan component of the Credit Facility totaled $9.3 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

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

Interest at June 30, 2013, was based on a Eurodollar-option interest rate of 2.75%. For the year ended December 31, 2012, the weighted average interest rate was 2.40%.

At June 30, 2013, the Company was in compliance with its financial covenants and expects to be in compliance in 2013.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by ts operating activities for at least the next 12 months.  The Company believes our cash position is adequate for general business requirements and to service its debt.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At June 30, 2013, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $100 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At June 30, 2013, we had $9.3 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate over the three month period of 2.75%.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

There were no sales of equity securities in the period ended June 30, 2013.

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
August 2, 2013	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
August 2, 2013	Mark R. Stauffer
Executive Vice President and Chief Financial Officer