Form 10-Q
period 2013-09-30
Orion Marine Group Inc
filed 2013-11-04
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of November 1, 2013, 27,348,097 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2013

Part I - Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,155	$43,084
Accounts receivable:
Trade, net of allowance of $0	44,154	45,072
Retainage	9,238	8,213
Other	529	1,712
Income taxes receivable	2,915	3,110
Note receivable	46	46
Inventory	5,458	4,354
Deferred tax asset	399	37
Costs and estimated earnings in excess of billings on uncompleted contracts	25,146	19,245
Asset held for sale	823	920
Prepaid expenses and other	1,010	2,857
Total current assets	120,873	128,650
Property and equipment, net	146,563	150,671
Accounts receivable, long-term	1,410	1,410
Inventory, non-current	915	915
Goodwill	34,817	34,817
Intangible assets, net of amortization	265	627
Other assets	217	225
Total assets	$305,060	$317,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$9,343	$12,621
Accounts payable:
Trade	24,369	28,744
Retainage	1,931	2,433
Accrued liabilities	10,960	12,456
Taxes payable	774	252
Billings in excess of costs and estimated earnings on uncompleted contracts	14,643	16,369
Total current liabilities	62,020	72,875
Other long-term liabilities	936	564
Deferred income taxes	16,216	18,496
Deferred revenue	103	146
Total liabilities	79,275	92,081
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,665,828 and 27,530,221 issued; 27,348,097 and 27,212,489 outstanding at September 30, 2013 and December 31, 2012, respectively	278	275
Treasury stock, 317,731 shares, at cost	(3,003)	(3,003)
Additional paid-in capital	163,346	160,973
Retained earnings	65,137	66,939
Equity attributable to common stockholders	225,758	225,184
Noncontrolling interest	27	50
Total stockholders’ equity	225,785	225,234
Total liabilities and stockholders’ equity	$305,060	$317,315
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Contract revenues	$88,992	$75,386	$248,131	$193,408
Costs of contract revenues	83,381	70,493	228,859	191,560
Gross profit	5,611	4,893	19,272	1,848
Selling, general and administrative expenses	7,974	7,185	23,491	21,754
Loss from operations	(2,363)	(2,292)	(4,219)	(19,906)
Other income (expense)
Other income	—	44	614	228
Interest income	—	4	13	23
Interest expense	(111)	(235)	(427)	(638)
Other (income) expense, net	(111)	(187)	200	(387)
Loss before income taxes	(2,474)	(2,479)	(4,019)	(20,293)
Income tax benefit	(1,500)	(885)	(2,161)	(6,941)
Net loss	(974)	(1,594)	$(1,858)	$(13,352)
Net loss attributable to noncontrolling interest	(31)	—	(56)	—
Net loss attributable to Orion common stockholders	$(943)	$(1,594)	$(1,802)	$(13,352)

Basic loss per share	$(0.03)	$(0.06)	$(0.07)	$(0.49)
Diluted income loss per share	$(0.03)	$(0.06)	$(0.07)	$(0.49)
Shares used to compute income loss per share
Basic	27,318,180	27,138,310	27,273,176	27,126,440
Diluted	27,318,180	27,138,310	27,273,176	27,126,440

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total
Balance, December 31, 2012	27,530,221	$275	(317,731)	$(3,003)	$160,973	$66,939	$50	$225,234
Stock-based compensation					1,636			1,636
Exercise of stock options	135,607	3			737			740
Contribution from non-controlling interest							33	$33
Net loss						(1,802)	(56)	(1,858)
Balance, September 30, 2013	27,665,828	$278	(317,731)	$(3,003)	$163,346	$65,137	$27	$225,785

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(1,858)	$(13,352)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization	16,187	16,038
Deferred financing cost amortization	53	158
Bad debt recoveries	(2)	1
Deferred income taxes	(2,639)	(4,152)
Stock-based compensation	1,636	2,372
Gain on sale of property and equipment	(59)	(156)
Change in operating assets and liabilities:
Accounts receivable	1,078	(12,165)
Income tax receivable	195	11,347
Inventory	(1,105)	(197)
Note receivable	—	5
Prepaid expenses and other	1,803	668
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,901)	2,906
Accounts payable	(4,877)	7,086
Accrued liabilities	(1,122)	994
Income tax payable	519	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,726)	11,046
Deferred revenue	(43)	(43)
Net cash provided by operating activities	2,139	22,556
Cash flows from investing activities:
Proceeds from sale of property and equipment	191	349
Purchase of property and equipment	(11,751)	(22,344)
Net cash used in investing activities	(11,560)	(21,995)
Cash flows from financing activities:
Borrowings from Credit Facility	—	13,000
Payments made on borrowings from Credit Facility	(3,278)	(2,489)
Contributions from non-controlling interest	33	—
Exercise of stock options	737	176
Increase in loan costs	—	(14)
Net cash (used in) provided by financing activities	(2,508)	10,673
Net change in cash and cash equivalents	(11,929)	11,234
Cash and cash equivalents at beginning of period	43,084	38,979
Cash and cash equivalents at end of period	$31,155	$50,213
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$393	$675
Taxes (net of refunds)	$(267)	$(14,138)
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Alaska, Canada and in the Caribbean Basin. The Company also has a marketing, but not an operational presence in Australia and the Middle East.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipelines; mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at September 30, 2013 and December 31, 2012 consisted primarily of money market mutual funds and overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of September 30, 2013. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of September 30, 2013 and December 31, 2012, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance of the work by the owner.  Retention at September 30, 2013 totaled $9.2 million, of which $1.8 million is expected to be collected beyond 2014.  Retention at December 31, 2012 totaled $8.2 million.

At September 30, 2013, and December 31, 2012, the Company had approximately $1.4 million in long-term receivables. These relate to items that are due the Company for work performed under contract, but are not expected to be collected within one year. Management does not consider these receivables as distressed and currently expects to prevail in its collection litigation efforts. Management continues to evaluate and assess these items for collectibility and therefore, no allowance has been recorded.

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

Inventory

Inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or market. Where shipping and handling costs are incurred by us, these charges are included in inventory and charged to cost of contract revenue upon use.

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

Dry-docking costs are capitalized and amortized on the straight-line method over a period ranging from three to 15 years until the next scheduled dry-docking.  Dry-docking activities include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel.  Amortization related to dry-docking activities is included as a component of depreciation.  These activities and the related amortization periods are periodically reviewed to determine if the estimates are accurate.  If warranted, a significant upgrade of equipment may result in a revision to the useful life of the asset, in which case, the change is accounted for prospectively.

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

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  Goodwill represents the costs in excess of fair values assigned to the underlying net assets in the acquisition.  In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired. U.S. GAAP guidance was issued that will allow the Company to qualitatively assess the likelihood that the carrying value of its reporting units is less than fair value in lieu of, or prior to, performance of step one of the impairment test process.

Intangible assets

Intangible assets that have finite lives are amortized.  In addition, the Company must evaluate the remaining useful life in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization.  If the estimate of an intangible asset’s remaining life is changed, the remaining carrying value of such asset is amortized prospectively over that revised remaining useful life.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $3.7 million and $3.8 million at September 30, 2013 and December 31, 2012, respectively.

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

Internal Revenue Service procedures governing tangible property regulations are expected to be issued in the fourth quarter of 2013. The Company is evaluating the impact of these regulations concerning amounts paid to acquire, produce, or improve tangible property and recovery of basis upon disposition. Additionally, the Company is determining if any change in accounting method will be required and if these procedures will result in an impact to its financial statements. At this time, these revenue procedures are not expected to have a material impact on the Company's consolidated financial position or results of operations.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of receivables (trade and retainage) at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013		December 31, 2012
Federal Government	$4,294	8%	$7,375	14%
State Governments	4,759	9%	1,761	3%
Local Governments	8,442	16%	5,532	10%
Private Companies	35,897	67%	38,617	73%
Total receivables	$53,392	100%	$53,285	100%

At September 30, 2013, no single customer represented more than 10% of total receivables. At December 31, 2012, two private sector customers accounted for 11.7% and 9.9% of total receivables, respectively.

Additionally, the table below represents concentrations of revenue by type of customer for the three and nine months ended September 30, 2013, and 2012.

	Three months ended September 30,				Nine months ended September 30,
	2013	%	2012	%	2013	%	2012	%
Federal	$14,193	16%	$17,408	23%	$50,685	20%	$42,336	22%
State	9,339	10%	11,623	15%	21,355	9%	28,637	15%
Local	12,359	14%	7,463	10%	38,545	16%	32,057	16%
Private	53,101	60%	38,892	52%	137,546	55%	90,378	47%
	$88,992	100%	$75,386	100%	$248,131	100%	$193,408	100%

In the three months ended September 30, 2013, a private customer generated 11.9% of revenues and the US Army Corps of Engineers ("USCOE") generated 9.3% of total revenues. In the three months ended September 30, 2012, a private sector customer generated 11.5% of revenues while the USCOE generated 19.5% of total revenues. For the nine month periods ended September 30, 2013 and 2012, the USCOE generated 13.7% and 16.8% of total revenues, respectively. Also in the nine month period ended September 30, 2012, a private sector customer generated 12.6% of total revenues.

The Company does not believe that the loss of any one of these customers, other than the USCOE, would have a material adverse effect on the Company and its subsidiaries and affiliates.

4.	Contracts in Progress

Contracts in progress are as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Costs incurred on uncompleted contracts	$377,370	$343,524
Estimated earnings	73,858	64,358
	451,228	407,882
Less: Billings to date	(440,725)	(405,006)
	$10,503	$2,876
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	25,146	$19,245
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,643)	(16,369)
	$10,503	$2,876

Costs and estimated earnings in excess of billings on completed contracts, net of billings totaled $0.3 million at September 30, 2013.

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

5.	Property and Equipment

The following is a summary of property and equipment at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Automobiles and trucks	$2,180	$1,591
Building and improvements	22,828	22,037
Construction equipment	142,131	140,835
Dredges and dredging equipment	100,142	96,927
Office equipment	4,479	4,095
	271,760	265,485
Less: accumulated depreciation	(151,928)	(136,556)
Net book value of depreciable assets	119,832	128,929
Construction in progress	11,938	6,949
Land	14,793	14,793
	$146,563	$150,671

For the three months ended September 30, 2013, and 2012 , depreciation expense was $5.3 million and $5.3 million, respectively, and for the nine month period, depreciation expense was $15.8 million and $16.0 million in 2013 and 2012, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 10).

In the third quarter 2013, part of the assets held for sale were sold to third party vendors, generating proceeds of approximately $81,000, and the Company elected to reduce the value of certain assets by approximately $15,000 to their current estimated market value. The Company continues to actively market the assets remaining as held for sale.

The Company’s long-lived assets are substantially located in the United States.

6.	Inventory

Inventory at September 30, 2013 and December 31, 2012, of $5.5 million and $4.4 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at September 30, 2013 and December 31, 2012 totaled $0.9 million in each period and consisted primarily of spare engines components kept on hand for the Company's dredging assets.

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

The fair value of the Company’s reporting units (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization.  In 2012, the Company acquired the assets of West Construction, which included an earnout provision, based on achievement of certain targets, which was measured at its fair value at acquisition and re-assessed on a quarterly basis. In the second quarter of 2013, the Company determined that the earnout would not be payable at the measurement date, and reduced its liability of $271,000 to zero, which is included as a component of other income in the Company's statement of operations for the nine month period.

The fair value of the Company's debt at September 30, 2013 and December 31, 2012 approximated its carrying value of $9.3 million and $12.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Beginning balance, January 1	$34,817	$32,168
Additions	—	2,649
Ending balance	$34,817	$34,817

No indicators of goodwill impairment were identified during the nine months ended September 30, 2013.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	Nine months ended September 30,
	2013	2012
Intangible assets, January 1	$7,602	$6,900
Additions	—	—
Total intangible assets, end of period	7,602	6,900

Accumulated amortization	$(6,975)	$(6,900)
Current year amortization	(362)
Total accumulated amortization	(7,337)	(6,900)

Net intangible assets, end of period	$265	$—

Intangible assets that were acquired in 2012 as part of the purchase of West Construction amortize over a period of one to three years, as follows:

	2013	2014	2015
Amortization	$59	$111	$97

9.	Accrued Liabilities

Accrued liabilities at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Accrued salaries, wages and benefits	$3,617	$3,552
Accrual for self-insurance liabilities	3,662	3,806
Property taxes	2,101	2,458
Other accrued expenses	1,580	2,640
	$10,960	$12,456

10.	Long-term Debt and Line of Credit

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At September 30, 2013, our borrowing base reflected no limitation in borrowing availability.

At September 30, 2013, no amounts were outstanding under the revolver. Outstanding letters of credit, which totaled $742,000 at September 30, 2013, reduced our maximum borrowing availability to approximately $34.3 million.

Provisions of the term loan
At September 30, 2013, the term loan component of the Credit Facility totaled $9.3 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

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

Interest at September 30, 2013, was based on the Eurodollar-option interest rate of 2.19%. For the year ended December 31, 2012, the weighted average interest rate was 2.40%.

At September 30, 2013, the Company was in compliance with its financial covenants and expects to be in compliance in 2013.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by ts operating activities for at least the next 12 months.  The Company believes that its cash position is adequate for general business requirements and to service its debt.

11.	Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the nine months ended September 30, 2013 and 2012 was 53.8% and 34% in each period, respectively. This differed from the Company's statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense. In the third quarter of 2013, the Company recorded a benefit of approximately $0.8 million related to the reconciliation of its 2012 provision to the tax return, which affected the 2013 tax rate. This benefit was offset by other reconciliations affecting timing differences, such that, overall, the Company's federal net loss carryforward remained essentially unchanged.

	Current	Deferred	Total
Three months ended September 30, 2013
U.S. Federal	$340	$(1,465)	$(1,125)
State and local	52	(427)	(375)
	$392	$(1,892)	$(1,500)
Three months ended September 30, 2012
U.S. Federal	$463	$(1,337)	$(874)
State and local	(61)	50	(11)
	$402	$(1,287)	$(885)
Nine months ended September 30, 2013
U.S. Federal	340	(2,079)	$(1,739)
State and local	$138	(560)	(422)
	$478	$(2,639)	$(2,161)
Nine months ended September 30, 2012
U.S. Federal	$(2,721)	(3,788)	$(6,509)
State and local	(68)	(364)	(432)
	$(2,789)	$(4,152)	$(6,941)

In assessing the realizability of deferred tax assets at September 30, 2013, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible. As of September 30, 2013, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

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

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to September 30, 2014.

12.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. During the periods presented, no potential common stock equivalents were included as the effect of such would be anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic:
Weighted average shares outstanding	27,318,180	27,138,310	27,273,176	27,126,440
Diluted:
Total basic weighted average shares outstanding	27,318,180	27,138,310	27,273,176	27,126,440
Effect of dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	27,318,180	27,138,310	27,273,176	27,126,440
Anti-dilutive stock options	2,092,881	2,334,053	2,092,881	2,334,053
Shares of common stock issued from the exercise of stock options	38,507	33,513	135,607	35,739

13.	Stock-Based Compensation

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

In the three months ended September 30, 2013 and 2012 , compensation expense related to stock based awards outstanding was $501,000 and $846,000, respectively, and for the nine month period, compensation expense was $1.6 million and $2.4 million, respectively.

In August 2013, the Company granted options to purchase 15,081 shares of common stock, with a fair value of $4.31 per share.

In the three months ended September 30, 2013, 38,507 options were exercised, generating proceeds to the Company of approximately $231,000, and for the nine month period, 135,607 options were exercised, generating proceeds of $737,000. In the three months ended September 30, 2012, the Company received proceeds of approximately $162,200 upon the exercise of 33,513 options, and for the nine months ended September 30, 2012, the Company received approximately $175,200 upon the exercise of 35,739 options.

At September 30, 2013, total unrecognized compensation expense related to unvested stock and options was approximately $3.7 million, which is expected to be recognized over a period of 2.9 years.

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

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada and the Caribbean Basin, as well as have a marketing, but not an operational presence in Australia and the Middle East. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 40% of our revenue in the three months ended September 30, 2013, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

Our contracts are obtained primarily through competitive bidding in response to “requests for proposals” by federal, state and local agencies and through negotiation with private parties. Our bidding activity and strategies are affected by such factors as our backlog, current utilization of equipment and other resources, our ability to obtain necessary surety bonds and competitive considerations. The timing and location of awarded contracts may result in unpredictable fluctuations in the results of our operations.

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

All of these factors can result in inefficiencies in contract performance, which can impact the timing of revenue recognition and ultimate contract profitability. We plan our operations and bidding activity with these factors in mind and they have not had a material adverse impact on the results of our operations in the past.

Third quarter 2013 recap and 2013 Outlook

Demand for marine infrastructure solutions continued to be strong in the third quarter, and provided steady bid opportunities, particularly in the private sector. In addition, we were able to sustain construction equipment utilization throughout the quarter. Revenues increased by 18% as compared with the third quarter last year, and by 6% compared with the second quarter of 2013.

We continue to see new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure, driven in part by energy related infrastructure, the cruise industry, and preparation for larger ships transiting the expanded Panama Canal, which is scheduled for completion in 2015. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, remain a steady source of bid opportunities. However, current and future lettings from the US Army Corps of Engineers ("USCOE") remain inconsistent and uncertain, until such time as a budget or long-term continuing resolution is passed. The Company continues to monitor the progress of The Water Resources Development Act (WRDA) of 2013, which includes language to correct the funding gap between the Harbor Maintenance Trust Fund receipts and expenditures for dredging projects.
Regarding coastal restoration opportunities, the second portion of the two-part federal trial in New Orleans, which will determine the amount of oil released in the 2010 gulf oil spill, is underway. Once the trial is over, Clean Water Act fines will then be levied against the responsible parties, 80% of which will go towards funding the RESTORE Act, which will fund coastal restoration opportunities in the five Gulf Coast States.

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

We continue to concentrate on our core business objectives; to manage our business effectively and efficiently, continue to maintain a strong backlog while maintaining our pricing discipline; to closely monitor the costs of our operations; and to maintain our strong balance sheet.

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

Backlog at September 30, 2013 was $216.4 million, as compared with $184.1 million at December 31, 2012.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

	Three months ended September 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$88,992	100.0%	$75,386	100.0%
Cost of contract revenues	83,381	93.7	70,493	93.5
Gross profit	5,611	6.3	4,893	6.5
Selling, general and administrative expenses	7,974	9.0	7,185	9.5
Operating loss	(2,363)	(2.7)	(2,292)	(3.0)
Other income (expense)
Other income	—	—	44	0.1
Interest income	—	—	4	—
Interest (expense)	(111)	(0.1)	(235)	(0.3)
Other income, (expense) net	(111)	(0.1)	(187)	(0.2)
Loss before income taxes	(2,474)	(2.8)	(2,479)	(3.2)
Income tax benefit	(1,500)	(1.7)	(885)	(1.2)
Net loss	(974)	(1.1)	(1,594)	(2.0)
Net loss attributable to noncontrolling interest	(31)	—	—	—
Net loss attributable to Orion common stockholders	$(943)	(1.1)	$(1,594)	(2.0)%

Contract Revenues. Revenues for the three months ended September 30, 2013 increased approximately 18% as compared with the third quarter of 2012, as a result of an increased volume of work. During the quarter we mobilized to, and continued work on, several large construction projects particularly for private sector customers. Revenue generated from private sector customers represented 60% of total revenues in the period, as compared with 52% in the prior year period. Contract revenue generated from public sector customers represented 40% of total revenues in the third quarter of 2013, as compared with 48% in the comparable period last year. We view these shifts in revenue from one sector to another as normal in our business.

Gross Profit.   Gross profit was $5.6 million in the third quarter ended September 30, 2013, as compared with $4.9 million in the third quarter last year. The improvement was primarily related to better utilization of equipment, resulting from an increased amount of work in the quarter, offset in part by costs incurred for differing site conditions. Gross margin in the third quarter was 6.3%, as compared with 6.5% last year, reflecting the mix of contracts in progress. As measured by cost, our self performance was 85% in the third quarter of 2013 and 84% in the third quarter last year. A higher level of job self-performance typically reflects less reliance on third party subcontractors, and generally results in higher margins.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $8.0 million, an increase of $0.8 million, or 11.0% as compared with the prior year period, The increase was primarily related to additional overhead expenses related to the acquisition of West Construction in late 2012.

Other income, net of expense. Other expense in the third quarter of 2013 and 2012 was primarily interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 53.8% for 2013. This differs from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to state income taxes. Our effective rate for the in the period ended September 30, 2012 was 35.7%.  In the third quarter of 2013, the Company recorded a benefit of approximately $0.8 million related to the reconciliation of its 2012 provision to the tax return, which affected the 2013 tax rate.. This benefit was offset by other reconciliations affecting timing differences, such that, overall, the Company's federal net loss carryforward remained essentially unchanged.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

	Nine months ended September 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$248,131	100.0%	193,408	100.0%
Cost of contract revenues	228,859	92.2	191,560	99.0
Gross profit (loss)	19,272	7.8	1,848	1.0
Selling, general and administrative expenses	23,491	9.5	21,754	11.2
Operating loss	(4,219)	(1.7)	(19,906)	(10.2)
Other income (expense)
Other income	614	0.2	228	0.1
Interest income	13	—	23	—
Interest (expense)	(427)	(0.2)	(638)	(0.3)
Other income, (expense) net	200	0.1	(387)	(0.2)
Loss before income taxes	(4,019)	(1.6)	(20,293)	(10.4)
Income tax benefit	(2,161)	(0.9)	(6,941)	(3.6)
Net loss	(1,858)	(0.7)	(13,352)	(6.8)
Net loss attributable to noncontrolling interest	(56)	—	—	—
Net loss attributable to Orion common stockholders	$(1,802)	(0.7)	$(13,352)	(6.8)%

Contract Revenues. Revenues for the nine months ended September 30, 2013 increased approximately 28.3%, resulting from increased volume of work. Revenues in the prior year period were substantially impacted by gaps between projects, as well as a slowdown in lettings of Federal projects, particularly those involving dredging services. In the first nine months of the current year, revenue generated from private customers represented 55% of total revenues in the period, as compared with 47% in the same period last year. Contract revenue generated from public sector customers represented 45% of total revenues in the first nine months of 2013, as compared with 53% in the comparable period last year.

Gross Profit.   Gross profit was $19.3 million in the nine months ended September 30, 2013, as compared with a $1.8 million million in the comparable period last year. The improvement was primarily related to better utilization of equipment, and to certain cost savings on jobs in progress or nearing completion. In the prior year, margins were depressed due to underutilization of dredging assets, and to crews idled between projects. Gross margin in the first nine months of 2013 was 7.8% , as compared with 1.0% last year. As measured by cost, our self performance was 84% in the both periods.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $23.5 million, an increase of $1.7 million, or 8.0%, as compared with the prior year period, The increase was primarily related to additional overhead expenses related to the acquisition of West Construction in late 2012.

Other income, net of expense. For the nine month period ended September 30, 2013, we recorded other income, net of expense of $614,000. During the second quarter of 2013, we determined that parameters necessary for the earnout portion of the purchase price related to the acquisition of West Construction in late 2012 would not be met. Accordingly, we reduced our liability of $271,000 to zero, which is included as a component of other income for the year to date. The balance of other income related to miscellaneous recoveries, net of interest expense. In the first nine months of 2012, we recorded net expense of $400,000, which was primarily interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 34.6% for 2013. This differs from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to state income taxes. Our effective rate for the nine month period ended September 30, 2012 was 34.2%. In the third quarter of 2013, the Company recorded a benefit of approximately $0.8 million related to the reconciliation of its 2012 provision to the tax return, which affected the 2013 tax rate.. This benefit was offset by other reconciliations affecting timing differences, such that, overall, the Company's federal net loss carryforward remained essentially unchanged.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2013, our working capital was $58.9 million, as compared with $55.8 million at December 31, 2012. As of September 30, 2013, we had cash on hand of $31.2 million. Availability under our revolving credit facility was subject to a borrowing base, which did not limit our borrowing availability of approximately $34.3 million.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated in our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the nine months ended 'September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
Cash flows provided by operating activities	$2,139	$22,556
Cash flows used in investing activities	$(11,560)	$(21,995)
Cash flows (used in) provided by financing activities	$(2,508)	$10,673

Capital expenditures (included in investing activities above)	$(11,751)	$(22,344)

Operating Activities. In the first nine months of 2013, our operations provided approximately $2.1 million in net cash inflows, as compared with cash provided by operations in the prior year period of $22.6 million. The change in cash between periods was related to:

•	a decrease in our net loss of approximately $11.6 million;

•
a decrease in trade accounts receivable balances, reflecting collections on accounts as well as the timing of billings to customers, as compared with a net increase in receivables in the prior year period, which resulted in a net inflow of cash between periods of $13.2 million;

•
net outflow of cash of $21.6 million between periods related to billings to and payments from customers for costs that cannot be billed, or receipt of payments for items such as mobilization at project commencement;

•	receipt in the prior year of $14 million in cash related to prior year tax refunds and the carryback of prior year tax losses;

•
changes in other working capital components, including trade payables, which are related to the composition of projects in process, and which resulted in a net outflow of cash between 2013 and 2012 of $12.5 million

•
changes in non-cash components of approximately $2.1 million, primarily related to changes in our net deferred tax liability, resulting from an increase in our net operating loss carryforwards in the current year.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $11.7 million in the first nine months of 2013, as compared with $22.3 million in 2012, which included the purchase of approximately 18 acres of land and buildings in Tampa, Florida.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At September 30, 2013, our borrowing base reflected no limitation in borrowing availability.

At September 30, 2013, no amounts were outstanding under the revolver. Outstanding letters of credit, which totaled $742,000 at September 30, 2013, reduced our maximum borrowing availability to approximately $34.3 million.

Provisions of the term loan
At September 30, 2013, the term loan component of the Credit Facility totaled $9.3 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

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

Interest at September 30, 2013, was based on a Eurodollar-option interest rate of 2.19%. For the year ended December 31, 2012, the weighted average interest rate was 2.40%.

At September 30, 2013, the Company was in compliance with its financial covenants and expects to be in compliance in 2013.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by ts operating activities for at least the next 12 months.  The Company believes our cash position is adequate for general business requirements and to service its debt.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At September 30, 2013, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $100 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At September 30, 2013, we had $9.3 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate over the three month period of 2.75%.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

There were no sales of equity securities in the period ended September 30, 2013.

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
November 4, 2013	J. Michael Pearson
President and Chief Executive Officer

By:	/s/ Mark R. Stauffer
November 4, 2013	Mark R. Stauffer
Executive Vice President and Chief Financial Officer