Form 10-K
period 2013-12-31
Orion Marine Group Inc
filed 2014-03-27
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
There were 27,414,059 shares of common stock outstanding as of March 25, 2014.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $322.5 million as of June 28, 2013, the last business day of the Registrant's most recently completed second quarter, based upon the last reported sales price on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued on connection with the 2013 Annual Meeting of Stockholders to be filed on or about April 7, 2014.

ORION MARINE GROUP, INC.

2013 Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements that are not based on historical fact.  When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends” and similar words identify forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Although such statements are based on management’s current estimates and expectations and currently available competitive, financial and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements.  Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A “Risk Factors”, below and elsewhere in this Annual Report on Form 10-K.  We undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document. We encourage you to read carefully the risk factors described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

Item 1.               BUSINESS

General background
We are a leading heavy civil contractor specializing in marine construction.  We provide a broad range of heavy civil marine construction services to Federal agencies, state and municipal governments, and private commercial and industrial customers.

We are headquartered in Houston, Texas, and provide our heavy civil marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Alaska, Canada, as well as in the Caribbean Basin. In addition, we have marketing presence, but no operations, in Australia.

We are a Delaware corporation. The common stock of Orion Marine Group, Inc. is listed on the New York Stock Exchange under the symbol ORN.  Unless the context otherwise requires, all references herein to “Orion”, the “Company”, the “Registrant”, “we”, “us” or “our” refer to Orion Marine Group, Inc. and its consolidated subsidiaries and affiliates.

History and growth
We were founded in 1994 as a marine construction project management business. Since then, we have expanded our reach both through organic growth and acquisitions. We have successfully acquired and fully integrated several companies into our operations. These strategic acquisitions have enhanced our capabilities, provided us with a larger geographic base, and added to our equipment fleet. Most recently, in 2012, we acquired substantially all of the assets of West Construction, Inc., which expanded our presence in Alaska and the West Coast, and included a business development capability in Australia.

Our Business Strategy
We employ the following key business strategies:

•
Expand into new markets and selectively pursue strategic acquisitions -- We seek to identify attractive new markets and strategic opportunities through selective acquisitions, greenfield expansions or diversification.

•
Continue to Capitalize on Favorable Long-Term Industry Trends - We seek to capitalize on infrastructure spending across the markets we serve including port and marine infrastructure, government funded projects, transportation, oil and gas, cruise industry infrastructure expansion and environmental restoration markets.

•
Continue to Reinvest in our Core Business --We continue to pursue technically complex projects where our people, specialized services and equipment differentiate us from our competitors.  We intend to continue to enhance the types, numbers or capabilities of the vessels comprising our fleet when the appropriate circumstances arise.

•
Continue to attract, retain and develop our employees - We believe our employees are integral to the success of our project execution, and we will continue to allot resources to attract and retain talented managers, supervisors and field personnel.

Financial Information About Segments
Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations represent a single reportable segment pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"). In making this determination, we considered the similar economic characteristics of our operations, including the nature of the services we provide; the nature of our internal processes for the production of our services; the methods used to provide out services to our customers; the types of customers we have; the nature of the regulatory environment in which we operate; and our assessment of our future prospects.

We provide heavy civil marine construction services through projects that are obtained primarily by a competitive bid or negotiated contract process. Our projects have similar cost structures, including labor, equipment, materials and subcontractors. Our workforce is standard across our business and includes pile drivers, equipment operators, carpenters, welders, barge crews, dredge crews, supervisors and project managers. This allows our core resources of assets and individuals to be deployed interchangeably to our projects. For example, crews and equipment deployed to a dock construction project may be redeployed to a bridge construction project and to a marsh creation project after that. This allows us to use our resources based on availability across our business. Similarly, basic materials such as concrete and steel are used in our projects, which provides us with similar costs across our business, especially through the use of national accounts with vendors. Additionally, we self-perform most of our projects internally, which limits our use of subcontractors to those providing similar services with similar cost structures.

We execute our projects in a similar fashion with a centralized estimating, project controls and management group, and the risks and rewards of project performance are not affected by the location of the specific project, but on our ability to compete on pricing and execute within our estimated costs. Because our core resources may be deployed to various types of marine construction projects, we have developed a centralized philosophy for operating our business. We utilize the same technology across our business, including estimating and cost control applications.

Our methods used to provide our services is similar. Our assets and labor force are often interchangeable within the various types of marine construction projects. This provides us with the flexibility to manage our business as one operating unit deploying resources based on availability across our business.

We have the same customers with similar funding drivers and market demands across our entire business. Our business wide customers include the US Army Corps of Engineers, US Navy, US Coast Guard, state transportation departments, local port authorities and private customers such as petrochemical terminal operators, private terminal operators and cruise line facilities. We consider funding availability to be similar across our business, particularly in the form of governmental budgeting (federal, state and local) and capital expenditure and maintenance and repair spending by private customers.

Across our business, we comply with macro environmental regulatory environments driven through Federal agencies such as the US Army Corps of Engineers, US Fish and Wildlife Service, US Environmental Protection Agency and the US Occupational Safety and Health Administration, as well as others.

Our business is primarily driven by macro-economic considerations including increases in import/export seaborne transportation, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of our nation’s waterways. These macro drivers are key catalysts for future prospects for work and are similar across our entire business.

We believe that our business is driven by similar economic characteristics across our operating environment, including gross margins and other metrics. In addition, the types of information and internal reports used by our chief operating decision maker (the “CODM”) is identical across our business.

The economic similarities discussed above, as well as the tools used by the CODM to monitor performance, evaluate results of operations, allocate resources, and manage the business support a single reportable segment. Accordingly, based on these similarities, we have concluded that our operations represent one reportable segment for purposes of the disclosures included in this Annual Report on Form 10-K.

Services Provided
We provide a broad range of heavy civil marine construction services, including new construction, dredging, repair and maintenance, and other specialty services.  Therefore, we have the ability to provide our customers a single-source, turnkey solution to service comprehensive marine construction needs.

Marine Construction Services
Marine construction services include construction, restoration, maintenance and repair of marine transportation facilities, marine pipelines, bridges and causeways, and marine environmental structures.  We have the capability of providing design-build services and may serve as the prime contractor for these types of projects.

Marine transportation facility projects include public port facilities for container ship loading and unloading; cruise ship port facilities; private terminals; special-use Navy terminals, recreational use marinas and docks, and other marine-based facilities.  These projects typically consist of steel or concrete fabrication dock or mooring structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile to provide a foundation for the port facility structure that we subsequently construct on the piles.  We also provide on-going maintenance and repair, inspection services, emergency repair, and demolition and salvage to such facilities.

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

Our bridge and causeway projects include the construction, repair and maintenance of all types of overwater bridges and causeways, as well as the development of fendering systems in marine environments. We serve as the prime contractor for many of these projects, and some of these are design-build contracts.  These projects involve fabricating steel or concrete structures designed for durability and longevity, and involve driving concrete, pipe or sheet pile to create support for the concrete deck roadways that we subsequently construct on the piles.  These piles can exceed 50 inches in diameter, can range up to 170 feet in overall length, and are often driven 90 feet into the sea floor.

Marine environmental structure projects may include the installation of concrete mattresses to promote erosion protection; construction of levees to contain environmental mitigation projects, and the installation of geotubes for wetlands and island creation.  Such structures are used for erosion control, wetlands creation and environmental remediation.

Dredging services
Dredging generally enhances or preserves the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.   Dredging involves the removal of mud and silt from the channel floor by means of a mechanical backhoe, crane and bucket or cutter suction dredge and pipeline systems. Dredging is integral to marine capital and maintenance projects, including: maintenance for previously deepened waterways and harbors to remove silt, sand and other accumulated sediments; construction of breakwaters, jetties, canals and other marine structures; deepening ship channels and wharves to accommodate larger and deeper draft ships; containing erosion of wetlands and coastal marshes; land reclamation; and beach nourishment and creation of wildlife refuges.  Maintenance dredging projects provide a source of recurring revenue as active channels typically require dredging every one to three years due to natural sedimentation.  The frequency of maintenance dredging may be accelerated by heavy rainfall or major weather events such as hurricanes.  Areas where no natural deep water ports exist, such as the Texas Gulf Coast, require substantial maintenance dredging.  We maintain multiple specialty dredges of various sizes and specifications to meet customer needs. In 2012, we expanded the reach of a dredge ladder to enable us to dig deeper and participate further in specialty dredging needs of the oil and gas industry. Our dredging services are typically intertwined with our marine construction services to provide a turn-key solution for our customers.

Specialty Services
Our specialty services include salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair.  Our diving services are largely performed in shallow water and include inspections, salvage and pile restoration and encapsulation.  Our survey services include surveying pipelines and performing hydrographic surveys which determine the configuration of the floors of bodies of water and detect and identify wrecks and other obstructions.  Most of these specialty services support our other services and provide an incremental touch-point with our customers.

Industry and Market Overview
We provide our services to similar customers, or in some cases, the same customers, across our business. These customers may be in diverse end markets, including port expansion and maintenance, bridges, causeways and other marine infrastructure, the cruise industry, the Department of Defense, the oil and gas industry, coastal protection and reclamation, along with hurricane restoration and repair and environmental remediation.   We believe that this diversity in our customer base enables us to lessen the negative effects during a downturn in a specific end market and respond quickly to the needs of expanding end markets.

Port Expansion and Maintenance
Expected increases in cargo volume and future demands from larger ships transiting the expanded Panama Canal will require ports, especially along the Gulf Coast and Atlantic Seaboard, to expand their dock capacity and port infrastructure to accommodate larger container ships as well as perform additional dredging services to deepen their channels. We provide customers in this sector turnkey services to meet all their port expansion and maintenance work.

Bridges and Causeways
According to the American Society of Civil Engineers, as of their most recent report for 2013, 1 in 9 of the nation’s bridges are structurally deficient, and the average age of the nation's bridges is 42 years old. We are able to construct or restore overwater bridges, and design, repair, or replace, fendering systems for customers in this sector.

Marine Infrastructure
The U.S. Marine Transportation System (“MTS”) consists of waterways, ports and their intermodal connections, vessels, vehicles, and system users, as well as shipyards and repair facilities crucial to maritime activity. The MTS is primarily an aggregation of federal, state, local and privately owned facilities and private companies.  U.S. inland and intracoastal waterways require substantial maintenance and improvement. While waterway usage is increasing, the facilities and supporting systems are aging.  In addition, channels and waterways must maintain certain depths to accommodate ship and barge traffic.  Natural sedimentation in these channels and waterways require maintenance dredging to maintain navigability. We provide turnkey services to customers in this sector to meet all marine infrastructure project needs.

Our full business complement, including dredging, marine construction, and specialty services, such as diving, survey and inspections are fully utilized by our customers in this area.

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

Oil and Gas Industry
We construct, repair and remove underwater pipelines, and provide marine construction and on-going maintenance services for private refineries, terminal facilities and docks, and other critical near shore oil and gas infrastructure. Increased levels of capital expenditures by midstream and downstream oil and gas companies in response to higher energy demand should increase demand for our services.

U.S. Coastal and Wetland Restoration and Reclamation
We believe that increases in coastal population density and demographic trends will lead to an increase in the number of coastal restoration and reclamation projects, and, as the value of waterside assets rises from a residential and recreational standpoint, the private sector, government agencies and municipalities will increase spending on restoration and reclamation projects.

Hurricane Restoration and Repair
Hurricanes are often very destructive to the existing marine infrastructure and natural protection barriers of the prime storm areas of the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin, including bridges, ports, underwater channels and sensitive coastal areas. Typically, restoration and repair opportunities continue for several years after a major hurricane event. These events provide incremental projects to our industry that contribute to a favorable bidding environment and high capacity utilization in our markets.

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

Customers
Our customers include federal, state and local governmental agencies in the Unites States, as well as private commercial and industrial enterprises in the US and the Caribbean Basin. Most projects are competitively bid, with the award typically going to the lowest qualified bidder.  In 2013, the US Army Corps of Engineers accounted for approximately 12% of our total revenue.   Our customer base shifts from time to time depending on the mix of contracts in progress.

The following table represents concentrations of revenue by type of customer for the years ended December 31, 2013, 2012, and 2011.

	2013	%	2012	%	2011	%
Federal	$65,926	19%	$64,049	22%	$108,123	42%
State	30,451	9%	35,799	12%	48,604	19%
Local	54,702	15%	44,626	15%	40,647	15%
Private	203,465	57%	147,568	51%	62,478	24%
	$354,544	100%	$292,042	100%	$259,852	100%

We do not believe that the loss of any single customer, other than the US Army Corps of Engineers, would have a material adverse effect on our operations.

Backlog
Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which generally is less than one year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. We include projects in our backlog only when the customer has provided an executed contract, purchase order or change order. Our backlog under contract as of December 31, 2013, was approximately $247.3 million and at December 31, 2012 was approximately $184.1 million. These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. In addition, many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be so affected in the future, especially during economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Seasonality and Quarterly Results
Our quarterly revenues and results of operations may fluctuate significantly depending upon the mix, size, scope, and progress schedules of our projects under contract, the productivity of our labor force and the utilization of our equipment. These factors, as well as others affect the rate at which revenue is recognized as projects are completed.

Competition
We compete with several regional marine construction services companies and a few national marine construction services companies. From time to time, we compete with certain national land-based heavy civil contractors. Our industry is highly fragmented with competitors generally varying within the markets we serve and with few competitors competing in all of the markets we serve or for all of the services that we provide. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services, safety record and programs, equipment fleet, financial strength, surety bonding capacity, knowledge of local markets and conditions, and project management and estimating abilities allow us to compete effectively. We believe significant barriers to entry exist in the markets in which we operate, including the ability to bond large projects, maritime law constraints, specialized marine equipment and technical experience; however, a U.S. company that has adequate financial resources, access to technical expertise and specialized equipment may become a competitor.

Bonding
In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. The bonds we provide typically are for the contract amount of the project and have face amounts ranging from approximately $1 million to approximately $50 million. As of December 31, 2013, we had approximately $110 million in surety bonds outstanding. On December 31, 2013, we believe our capacity under our current bonding arrangement, including bonds outstanding, was in excess of $400 million in aggregate surety bonds.

Trade Names
We operate under a number of trade names. We consolidate our operations under the brand name "Orion Marine Group, Inc.". We may be known as Orion Marine Group, Orion Marine Construction, Orion Marine Contractors, Orion Diving & Salvage, and Orion Australia, as well as our former names of King Fisher Marine Service, Orion Construction, Misener Marine Construction, Misener Diving & Salvage, F. Miller Construction, Orion Dredging Services, T.W. LaQuay Dredging, Northwest Marine Construction and West Construction. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

Equipment
We operate and maintain a large and diverse equipment fleet, substantially all of which we own, that includes the following:

•
Barges - Spud barges, material barges, deck barges, anchor barges and fuel barges are used to provide work platforms for cranes and other equipment, to transport materials to the project site and to provide support for the project at the project site.

•	Dayboats - Small pushboats, dredge tenders and skiffs are used to shift barges at the project site, to move personnel and to provide general support to the project site.

•	Tugs - Larger pushboats and tug boats are used to transport barges and other support equipment to and from project site.

•
Dredges - 24” cutter head suction dredges (diesel), 20” cutter head suction dredge (diesel/electric), 20” cutter head suction dredges (diesel), 16” cutter head suction dredges, and 12” portable cutter head suction dredges are used to provide dredging services at project sites

•
Cranes - Crawler lattice boom cranes with lift capability from 50 tons to 400 tons and hydraulic rough terrain cranes with lift capability from 15 tons to 60 tons are used to provide lifting and pile driving capabilities on project sites, and to provide bucket work, including mechanical dredging and dragline work, to project sites.

We believe that our equipment generally is well maintained and suitable for our current operations. We have the ability to extend the useful life of our equipment through capital refurbishment at periodic intervals. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We are also capable of building, and have built, much of our highly specialized equipment.  Our strategy is to move our fleet from project to project as required. We have pledged our owned equipment as collateral under our credit facility.

Equipment Certification
Some of our equipment requires certification by the U.S. Coast Guard and all that do require certification have been so certified. In addition, where required, our vessels’ permissible loading capacities require certification by the American Bureau of Shipping (“ABS”). ABS is an independent classification society which certifies that certain of our larger, seagoing vessels are “in-class,” signifying that the vessels have been built and maintained in accordance with ABS standards and  applicable U.S. Coast Guard rules and regulations. All of our vessels that are required to be certified by ABS have been certified as “in-class.” These certifications indicate that the vessels are structurally capable of operating in open waters, which enhances the mobility of our fleet.

Government Regulations
We are required to comply with the macro regulatory requirements of federal, state and local governmental agencies and authorities including the following:

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

Climate Change
The U.S. Congress may consider legislation to reduce emissions of greenhouse gases in response to climate change concerns. In addition, several states have declined to wait on Congress to develop and implement climate control legislation and have already taken legal measures to reduce emissions of greenhouse gases. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S., or the adoption of regulations by the EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations and demand for our services.

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

Employees
At December 31, 2013, we had approximately 1,200 employees, 250 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  We will hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice.  Our employees are not currently represented by labor unions, except certain employees located in the Pacific Northwest and Alaska, in respect of which collective bargaining agreements are in place.  Employees represented by collective bargaining agreements represent approximately 8% of our workforce. We consider our relations with our employees to be good.

Financial Information About Geographic Areas
We are a project-driven heavy civil marine contractor, and our operations represent one reportable segment for financial reporting. Our business is conducted primarily along the coastal regions of the United States. Revenues generated outside the United States, primarily in the Caribbean Basin, totaled 8.5%, 4.1%, and 0.9% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.  Our long-lived assets are substantially located in the United States.

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

A substantial portion of our operations depend on project funding by various government agencies and are adversely affected by reduced levels of, or delays in, government funding. Decreases or delays in government funding often delay project lettings and result in intense competition and pricing pressures for projects that we bid on in the future. As a result of competitive bidding and pricing pressures, we may either be awarded fewer projects, or realize lower profit margins on contracts awarded to us, which in either case could have a material adverse effect on our business, operating results and financial condition.

A significant portion of our business is awarded through government contracts. Our operating results may be adversely affected by the terms of the government contracts or our failure to comply with applicable terms.

Government contracts are subject to specific procurement regulations, contract provisions and a variety of regulatory requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting and subcontracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, or we could be suspended or debarred from future government contracting or subcontracting, including federally funded projects at the state level. In addition, government customers typically can terminate or modify any of their contracts with us at their convenience, and certain government agencies may claim immunity from suit to recover disputed contract amounts. If our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenue which could have a material adverse effect on our business, operating results and financial condition.

The timing of new contracts may result in volatility in our cash flow and profitability. These factors as well as others that may cause our actual financial results to vary from any publicly disclosed earnings guidance and forecasts are outside of our control.

Our revenues are generated from project-based work. It is generally very difficult to predict the timing and source of awarded contracts. The selection of, timing of or failure to obtain projects, delays in awards of projects, the rebidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. This may make it difficult to match workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than needed at the time, resulting in unpredictability in our cash flow, expenses and profitability. If an expected contract award or the related notice to proceed is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Delays by our customers in obtaining required approvals for their infrastructure projects may delay their awarding contracts for those projects and, once awarded, the ability to commence construction under those contracts. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facilities. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period. From time-to-time we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. Any such predictions may be impacted by these factors as well as others that are beyond our control and might not turn out to be correct.

We may be unable to obtain sufficient bonding capacity for our contracts and the need for performance and surety bonds may adversely affect our business.

We are generally required to post bonds in connection with government and certain private sector contracts to ensure job completion. We have entered into a bonding agreement with Liberty Mutual Surety of America (“Liberty”) pursuant to which Liberty acts as surety, issues bid bonds, performance bonds and payment bonds, and obligates itself upon other contracts of guaranty required by us in the day-to-day operations of our business. However, Liberty is not obligated under the bonding agreement to issue bonds for us and bonding decisions are made on a case-by-case basis. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers, or increase our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facility. In addition, the conditions of the bonding market may change, increasing our costs of bonding or restricting our ability to get new bonding which could have a material adverse effect on our business, operating results and financial condition.

Our business depends on key customer relationships and our reputation in the heavy civil marine infrastructure market, which is developed and maintained by our executives and key project managers. Loss of any of our relationships, reputation or executives or key project managers could materially reduce our revenues and profits.

Our contracts are typically entered into on a project-by-project basis, so we generally do not have continuing contractual commitments with our customers beyond the terms of the current contract. We benefit from key customer relationships built over time and with both public and private entities. We also benefit from our reputation in the heavy civil marine infrastructure market developed over years of successfully performing on projects. Both of these aspects of our business were developed and are maintained through our executives and key project managers. We do not maintain key person life insurance policies on any of our employees. Our inability to retain our executives and key project managers could have a material adverse effect on our current customer relationships and reputation. The inability to maintain relationships with these customers or obtain new customers based on our reputation could have a material adverse effect on our business, operating results and financial condition.

The loss of, or a significant reduction in business from, one or a few customers could have an adverse impact on us.

A few customers have in the past and may in the future, account for a significant portion of our revenue and/or backlog in any one year or over a period of consecutive years, depending on the size, scope and mix of projects at the time. For example, in 2013, 2012 and 2011, revenue earned directly or indirectly from federal agencies totaled 11.7%, 16.7% and 10.7%, respectively. Although we have long-standing relationships with many of our customers, many of our contracts allow for the unilateral reduction, delay or cancellation of work at any time, which could have an adverse impact on our business, financial condition or results of operations.

We may not be able to fully realize the revenue value reported in our backlog.

We had a backlog of work to be completed on contracts totaling approximately $247.3 million as of December 31, 2013. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog consists of projects under contract which have either (a) not yet been started or (b) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value related to work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time-to-time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to recover the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

We could suffer contract losses if we fail to accurately estimate our costs or fail to execute within our cost estimates on fixed-price, lump-sum contracts.

Much of our revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and where, as a result, we could benefit from cost savings, but we may be unable to recover any cost overruns. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other factors that may occur over the contract period. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, we may incur losses or the project may not be as profitable as we expected. In addition, we are sometimes required to incur costs in connection with modifications to a contract (change orders) that may not be approved by the customer as to scope and/or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs, or contract suspension or termination,that we may not be able to recover. These, in turn, could have a material adverse effect on our business, operating results and financial condition. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, such as:

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

These risks increase if the project is of a long-term duration because of the elevated risk that the circumstances upon which we based our original bid will change in a manner that increases costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events.

Our dependence on petroleum-based products increases our costs as the prices of such products increase, which could adversely affect our business, operating results and financial condition.

We use diesel fuel and other petroleum-based products to operate our equipment used in our construction contracts. Fluctuations in supplies relative to demand and other factors can cause unanticipated increases in their cost. Future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of those products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or even a loss, on one or more contracts.

Many of our contracts have penalties for late completion.

In many instances, including in our fixed-price contracts, we guarantee that we will complete a project by a scheduled date. If we subsequently fail to complete the project as scheduled, we may be liable for any customer losses resulting from such delay, generally in the form of contractually agreed-upon liquidated damages. In addition, failure to maintain a required schedule could cause us to default on our government contracts, giving rise to a variety of potential damages. To the extent that these events occur, the total costs of the project could exceed our original estimates, and we could experience reduced profits or, in some cases, a loss for that project.

We may choose, or be required, to pay our suppliers and subcontractors even if our customers do not pay, or delay paying, us for the related services.

We use suppliers to obtain necessary materials and subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our suppliers and subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay, or delay paying, us for the related work, we could experience a material adverse effect on our liquidity, operating results and financial condition.

We extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from major customers that have filed bankruptcy or are otherwise experiencing financial difficulties.

We generally perform services in advance of payment for our customers, which include governmental entities, general contractors, and builders, owners and managers of marine and port facilities. Consequently, we are subject to potential credit risk related to changes in business and economic factors. On occasion, we have had difficulty collecting from governmental entities or customers with financial difficulties. If we cannot collect receivables for present or future services, we could experience reduced cash flows and losses beyond our established reserves.

We may incur higher costs to acquire, manufacture and maintain equipment necessary for our operations.

We have traditionally owned most of the equipment used in our projects, and we do not bid on contracts for which we do not have, or cannot quickly procure, whether through construction, acquisition or lease, the necessary equipment. We are capable of building much of the specialized equipment used in our projects, including dayboats, tenders and dredges. To the extent that we are unable to buy or build equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of completing contracts, thereby reducing contract profitability. In addition, our equipment requires continuous maintenance, which we provide through our own repair facilities, as well as certification by the U.S. Coast Guard. If we are unable to continue to maintain the equipment in our fleet or are unable to obtain the requisite certifications, we may be forced to obtain third-party repair services, be unable to use our uncertified equipment or be unable to bid on contracts, which could have a material adverse effect on our business, operating results and financial condition.

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

Construction worksites may be inherently dangerous workplaces. If we fail to maintain safe worksites, we may be subject to significant operating risks and hazards that could result in injury or death to persons, which could result in losses or liabilities to us.

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

Many of our employees are covered by federal maritime law, including provisions of the Jones Act, the Longshore and Harbor Workers Act, (“USL&H”) and the Seaman’s Wage Act. Jones Act laws typically operate to make liability limits established by USL&H and state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue litigation against employers for job-related injuries. Because in some cases we are not protected by the limits imposed by state workers’ compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2013, we recorded approximately $2.6 million of expense for our self-insured portion of these liabilities. We believe our recorded self insurance reserves represent our best estimate of the outcomes of these claims.  Should negative trends persist; we could continue to be negatively impacted in the future.

During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business, operating results and financial condition.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with marine infrastructure projects and other matters. Typically, these claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury (including asbestos-related lawsuits) or property damage which occurs in connection with services performed relating to project or construction sites. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, environmental damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment, design or other engineering services or project services. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits or fall below applicable deductibles. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

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

Failure to comply with environmental laws and regulations, or the permits issued under them, may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, strict joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the investigation or remediation of environmental contamination that resulted from the conduct of others or from our own actions that were in compliance with all applicable laws at the time those actions were taken. Further, it is possible that we may be exposed to liability due to releases of pollutants, or other environmental impacts that may arise in the course of our operations. For instance, some of the work we perform is in underground and water environments, and if the field location maps or waterway charts supplied to us are not accurate, or if objects are present in the soil or water that are not indicated on the field location maps or waterway charts, our underground and underwater work could strike objects in the soil or the waterway bottom containing pollutants and result in a rupture and discharge of pollutants. In addition, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies, and due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture releasing subsurface materials. These releases may contain contaminants in excess of amounts permitted by law, may expose us to remediation costs and fines and legal actions by private parties seeking damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs through insurance or increased revenues, which may have a material adverse effect on our business, operating results and financial condition. See “Business - Environmental Matters” for more information.

We may be affected by market or regulatory responses to climate change.

Climate change legislation or regulation may result in the imposition of additional environmental regulations, concerning, among other factors, greenhouse gas emissions. Enactment of such additional regulations could result in increased compliance costs for us and our customers. We may not be able to pass such additional costs on to our customers.

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

Terrorist attacks, targeted at ports, marine facilities or shipping could affect the markets in which we operate our business and our expectations. Increased armed hostilities, terrorist attacks or responses from the U.S. may lead to further acts of terrorism and civil disturbances in the U.S. or elsewhere, which may further contribute to economic instability in the U.S. These attacks or armed conflicts may affect our operations or those of our customers or suppliers and could impact our revenues, our production capability and our ability to complete contracts in a timely manner.

Our operations are susceptible to adverse weather conditions in our regions of operation.

Our business, operating results and financial condition could be materially and adversely affected by severe weather, particularly along the Gulf Coast, the Atlantic Seaboard and Caribbean Basin. Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of services;

•	weather-related damage to our equipment, facilities and project work sites resulting in suspension of operations;

•	inability to deliver materials to jobsites in accordance with contract schedules; and

•	loss of productivity.

Our operations may be subject to risks from earthquakes and other seismic activity.

Our business, operating results, and financial condition could be adversely affected by earthquakes or other seismic activity along the West Coast or in Alaska, due to catastrophic loss and damage to our facilities, equipment, and project work sites, as well as interruptions to projects in process and loss of productivity.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies, their affiliates and intermediaries form making improper payments for the purpose of obtaining or retaining business. Our policies mandate compliance with the FCPA and these other laws. Our international operations are currently not a significant portion of our business; however, despite our compliance programs and internal training, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. If we are found to be liable for FCPA or other violations, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition or results of operations.

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

Economic downturns have affected numerous industries and companies and many states continue to face difficult budget decisions which could result in reduced demand for general construction projects.  This reduced demand may increase the number of potential bidders in our markets and could increase the competitive environment through pressure on pricing.  Budgeting decisions and constraints due to the tight credit markets may result in diversion of governmental funding from projects we perform to other uses.  A weak economy may also produce less tax revenue, thereby decreasing funds for public sector projects.  Lower levels of activity may result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.

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

As is more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” we recognize contract revenue using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and unit price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated project costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. While the cost-to-cost approach is the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which may result in a reduction or reversal of previously recorded revenue and profit.

An impairment charge to goodwill could have a material adverse impact on our financial condition and results of operations.

At December 31, 2013, goodwill carried on our Consolidated Balance Sheets was $33.8 million, representing 10.7% of our total assets of $306.2 million. Under GAAP, we are required to review goodwill not less than annually, and if events or circumstances change between annual tests, for possible impairment based on a fair value approach of our reporting unit. In September 2011, the Financial Accounting Standards Board ("FASB") amended accounting guidance on goodwill impairment testing to allow companies to perform a qualitative assessment before calculating the fair value of its reporting units.

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

Our effective tax rate may increase or decrease

Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Although we believe that our tax estimates and tax provisions are reasonable, they could be materially affected by the final outcome of tax audits, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our mix of earnings, the realizability of deferred tax positions and recognition or changes in uncertain tax positions. An increase or decrease in our effective tax rate could have a material adverse impact on our financial condition and results of operations.

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

Risks related to ownership of our common stock

A significant increase in the foreign ownership of our publicly traded stock may affect our ability to operate in U.S. waters.

Our certificate of incorporation contains provisions limiting ownership of our capital stock by non-U.S. citizens. The Company performs periodic checks of foreign ownership of its common stock through reports provided by its transfer agent to ensure compliance with the Jones Act, the Dredging Act and other laws regarding the operation of vessels in U.S. waterways. We do not believe that our capital stock owned by non-U.S. citizens is significant in relation to the 25% limitation specified in our certificate of incorporation. However, if we or any of our operating subsidiaries cease to be 75% controlled and owned by U.S. citizens, we would become ineligible to continue our operations in U.S. navigable waters and may become subject to penalties and risk forfeiture of our vessels.

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

Our quarterly results may fluctuate significantly, which could have a material adverse effect on the price of our common stock.

Our quarterly results of operations may fluctuate significantly due to a number of factors including:

•	The number and significance of projects executed in a quarter;

•	Fluctuations in spending patterns of our government or commercial customers;

•	Unanticipated changes in contract performance;

•	Delays incurred in connection with a project;

•	The scope of projects under execution in a quarter;

•	Natural disasters or other crises;

•	Utilization rates, and

•	General economic and political conditions.

These fluctuations in revenue and/or margin may have a material adverse effect on our stock price.

Item 1B.            UNRESOLVED STAFF COMMENTS

None

Item 2.               PROPERTIES

Our corporate headquarters is located at 12000 Aerospace, Suite 300, Houston, Texas 77034, with 10,983 square feet of office space that we lease, with an initial term expiring February 28, 2017 and with two five year extensions at our option.  Our executive, legal and finance and accounting offices are located at this facility.  We lease office space in Alaska, Louisiana, Texas, Virgina and Washington. We own property for our waterfront maintenance and dock facilities, including equipment yards in Texas and Florida, which total approximately 87.7 acres. We may lease smaller project related offices throughout our operating areas when the need arises.

On February 26, 2014, we purchased approximately 340 acres of land in the upper Houston Ship Channel to be used as a dredge material placement area ("DMPA"). The purchase of the DMPA will allow the Company to service private customers along the Houston Ship Channel, allow for the more effective deployment of some of the Company's dredging assets, and generate additional revenue from dredge material disposal fees.

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
Not applicable

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

The following table sets forth the low and high prices of a share of our common stock during each of the fiscal quarters presented, based on NYSE reports:

	Low	High
2013
Fourth quarter – December 31	$10.35	$13.77
Third quarter – September 30	$9.20	$13.52
Second quarter – June 30	$8.41	$12.77
First quarter – March 31	$7.26	$10.71
2012
Fourth quarter – December 31	$6.09	$7.93
Third quarter – September 30	$6.05	$8.14
Second quarter – June 30	$6.04	$8.25
First quarter – March 31	$6.87	$8.23

Holders
As of March 25, 2014, we had approximately 4,525 stockholders of record including beneficial holders.

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

None

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Orion Marine Group, Inc, the S&P 500 Index, and the Dow Jones US Heavy Construction Index

$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Orion Marine Group, Inc
S&P 500
Dow Jones US Heavy Construction

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Dow Jones & Co. All rights reserved.

	2008	2009	2010	2011	2012	2013
Orion Marine Group, Inc.	100.00	218.01	120.08	68.84	75.67	124.53
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones US Heavy Civil Construction	100.00	114.31	146.77	121.00	146.93	192.89

Note:  The above information was provided by Research Data Group, Inc.
*This table and the information therein is being furnished but not filed.

Item 6.	SELECTED FINANCIAL DATA

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

The table below includes the non-GAAP operating performance measure of EBITDA.  For a definition of EBITDA and a reconciliation to net income calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures” immediately below.

	Amounts in thousands, except share and per share information
	2013	2012	2011	2010	2009
Contract revenues	$354,544	$292,042	$259,852	$353,135	$293,494
Gross profit	32,004	14,370	10,238	65,233	62,697
Selling, general and administrative expenses	32,110	28,573	29,519	33,418	30,695
Other expense (income), net	500	2,303	180	(1,254)	438
Net income (loss) attributable to common stockholders	$331	$(11,866)	$(13,114)	$21,380	$20,030
Net income (loss) per share:
Basic	$0.01	$(0.44)	$(0.49)	$0.79	$0.85
Diluted	$0.01	$(0.44)	$(0.49)	$0.79	$0.84
Weighted average shares outstanding;
Basic	27,296,732	27,138,927	26,990,059	26,899,373	23,577,854
Diluted	27,613,054	27,138,927	26,990,059	27,165,852	23,979,943
Other Financial Data
EBITDA	$21,444	$5,772	$2,949	$53,634	$50,538
Capital expenditures	12,760	24,644	14,894	29,050	22,693
Cash interest expense	483	697	212	547	553
Depreciation and amortization*	21,538	21,570	22,092	20,230	18,536
Net cash provided by (used in):
Operating activities	13,033	24,438	32,676	13,839	40,336
Investing activities	(12,010)	(33,273)	(14,053)	(95,755)	(21,598)
Financing activities	(3,248)	12,940	(2,818)	354	60,286

*includes depreciation and amortization of finite lived intangible assets

	2013	2012	2011	2010	2009
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$40,859	$43,084	$38,979	$23,174	$104,736
Working capital	65,473	55,775	75,840	76,728	130,760
Total assets	306,208	316,296	282,068	306,560	272,910
Total debt	8,564	12,621	—	—	—
Total stockholders’ equity	227,812	224,531	232,933	246,107	221,465

Non-GAAP Performance Measures
We include in this Annual Report on Form 10-K the non-GAAP performance measure of EBITDA. We define EBITDA as income before interest, income taxes, depreciation and amortization. EBITDA is used as a supplemental operating performance measure by our management and by external users of our financial statements such as investors, commercial banks and others, to assess:

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

EBITDA is not a presentation made in accordance with GAAP. EBITDA should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of performance presented in accordance with GAAP as measures of operating performance. Because EBITDA excludes some, but not all, items that affect net income and is defined differently by different companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA has important limitations as an analytical tool, and you should not consider it in isolation.

The following table provides a reconciliation of EBITDA to our net income for the periods indicated as calculated and presented in accordance with GAAP:

	2013	2012	2011	2010	2009
Net income (loss)attributable to common stockholders	$331	$(11,866)	$(13,114)	$21,380	$20,030
Income tax (benefit) expense	(937)	(4,640)	(6,347)	11,689	11,534
Interest expense, net	512	708	318	335	438
Depreciation and amortization*	21,538	21,570	22,092	20,230	18,536
EBITDA	$21,444	$5,772	$2,949	$53,634	$50,538

*includes depreciation, amortization of finite-lived intangible assets and amortization of deferred financing costs

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada and the Caribbean Basin, as well as have a marketing presence, but no operations, in Australia. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 43% of our revenue in the year ended December 31, 2013, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

2013 Recap and 2014 Outlook

In 2013, we recorded revenues of $354.4 million, the highest in the Company's history. In addition, we ended 2013 with substantial backlog of $247.3 million. Our revenues in 2013 increased by 21.3% as compared with 2012, and we recorded net income of $0.3 million, as compared with a loss of $11.9 million in the prior year.

As we begin 2014, we continue to see strong market fundamentals and continued steady demand for our heavy civil marine construction services. Our tracking database of future projects of interest remains strong for the foreseeable future. We continue to see new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, continue to be let at normal levels. However, current and future lettings from the US Army Corps of Engineers continue to remain inconsistent and uncertain, which puts pressure on the utilization of our dredging assets, particularly in the first half of 2014.

In the long-term, and subject to the funding constraints described above, we see positive trends in demands for our services in our end markets, including:

•	General demand to repair and improve degrading US marine infrastructure;

•	The WRDA/WRRDA bills which will authorize expenditures for the conservation and development of the nation's waterways, as well as address funding deficiencies within the Harbor Maintenance Trust Fund;

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;

•
Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services and;

•
Improving economic conditions and increased activity in the petrochemical industry and energy related companies will necessitate capital expenditures , including larger projects, as well as maintenance call-out work.

In late February 2014, we finalized the purchase of approximately 340 acres of land in the upper Houston Ship Channel to be used as a dredge material placement area ("DMPA"). The purchase price was approximately $22 million in cash, funded through the Company's existing credit facility. The purchase of the DMPA will allow the Company to service private customers along the Houston Ship Channel, deploy some of the Company's dredging assets more efficiently, and generate additional revenue from disposal fees. This purchase provides us with one of the only operating private Dredge Material Placements Areas along the upper end of the Houston Ship Channel and should provide enough capacity to meet the needs of the Company's customers in this area for at least the next decade.

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

Actual costs may vary from the costs we estimated. Variations from estimated contract costs along with other risks inherent in fixed price contracts (including but not limited to contract performance) may result in actual revenue and gross profits differing from those we estimated and could result in losses on projects. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change.  These costs are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and the estimated amount is equal to or greater than our cost related to the unapproved change order and the related margin when the change order is formally approved by the customer.  Revenue recognized on unapproved change orders is included in contract costs and estimated earnings in excess of billings on uncompleted contracts on the balance sheet. We consider claims to be amounts that we seek or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.  Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.  Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited by the relatively short duration of the contracts we undertake and our management’s experience in estimating contract costs.

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

Goodwill recorded on our Consolidated Balance Sheets is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.  In 2013, based on our continuing consolidation efforts and changes in our internal management structure, we re-evaluated our operating segments and allocation of goodwill, and determined that we have one operating segment and reporting unit, based on our heavy civil marine construction business. Therefore, in 2013, goodwill was tested based on a single reporting unit as of the testing date.   We believe this matches the way our business is managed, which is discussed further in Item 1. Business, above.  At December 31, 2013, goodwill totaled $33.8 million.

We assess the fair value of our reporting unit based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. We also consider assumptions that market participants may use.

As required by the Company’s policy, annual impairment assessments and testing of goodwill are performed during the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist.  Based on this testing, we determined that the estimated fair value of our reporting unit exceeded its respective carrying values as of October 31, 2013, goodwill was not impaired, and no events have occurred since that date that would require an interim impairment test.   In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

Income Taxes
We account for income taxes using the liability method prescribed by US GAAP.  We evaluate valuation allowances for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowance includes estimates of future taxable income. In our assessment of our deferred tax assets at December 31, 2013, we considered that it was more likely than not that all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

Accounting for Stock Issued to Employees and Others
We measure the cost of equity compensation to our employees based on the estimated grant-date fair value of the award and recognize the expense over the vesting period.  We use the Black-Scholes option pricing model to compute the fair value of the awards of options.  The Black-Scholes model requires the use of highly subjective assumptions in the computation.  Changes in these assumptions can cause significant fluctuations in the fair value of the option award. Our independent directors receive annual grants of stock, which are measured by the mean price of our stock on the day of grant.

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

Backlog at December 31, 2013 was $247.3 million, as compared with $184.1 million at December 31, 2012, an increase of 34.3% from the prior year period and reflects the success of our pricing strategies, as well as the continued improvement in the economy.

Current Year -- Year ended December 31, 2013 compared with year ended December 31, 2012

	Year ended December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$354,544	100.0%	$292,042	100.0%
Cost of contract revenues	322,540	91.0	277,672	95.0
Gross profit	32,004	9.0	14,370	5.0
Selling, general and administrative expenses	32,110	9.1	28,573	9.7
Operating loss	(106)	(0.1)	(14,203)	(4.7)
Other income (expense)
Loss on sale of assets	(153)	—	(1,822)	(0.6)
Other income	165	—	227	—
Interest income	13	—	35	—
Interest (expense)	(525)	(0.1)	(743)	(0.3)
Other expense, net	(500)	(0.1)	(2,303)	(0.9)
(Loss) income before income taxes	(606)	(0.2)	(16,506)	(5.6)
Income tax benefit	(937)	(0.3)	(4,640)	(1.6)
Net income (loss) attributable to common stockholders	$331	0.1%	$(11,866)	(4.0)%

Contract Revenues. Revenues in 2013 increased approximately 21.4% as compared with 2012. Generally, the increase was related to an increased volume of work, including better utilization of assets, as well as the size and scope of projects under contract. Additionally, 2013 revenues benefited from the acceleration of certain project schedules, allowing us to complete some portions of work originally slated for 2014. In 2012, revenues were negatively impacted by gaps between projects, which idled both labor and equipment.

Revenues generated from private customers grew from 51% of our total revenues in 2012 to 57% in 2013. This totaled approximately $203.5 million generated from private customers, or an increase of 27.6% from the prior year. Gradual improvement in the economy resulted in additional capital spending by private customers, including those in the petrochemical industry.

Contract revenue generated from public sector customers represented 43% of total revenue in the year, or approximately $151 million, as compared with 49% during 2012. Continued budget uncertainties by the US Army Corps of Engineers have resulted in uneven project lettings.

Gross Profit.   Gross profit was $32.0 million in the twelve month period ended December 31, 2013, an increase of $17.5 million compared with 2012, primarily related to better utilization of our resources, including equipment, as well to pockets of pricing improvement and the realization of certain costs savings on jobs in progress or nearing completion. Gross margin in 2013 was 9.0% as compared to 5.0% in the prior year period. As measured by cost, our self-performance rate was 84% during 2013, as compared with 83% in the prior year period. The increase in self-performance is reflective of the scope and requirements of jobs in progress, and reflected a slight decrease in our reliance on third party subcontractors during the year.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $32.1 million, an increase of $3.5 million, or 12.6%, as compared with the prior year period. The increase is due to staffing and overhead resulting from expansion into Alaska in 2012, to the recording of bonuses payable to non-executives, to an increase in our estimates for group health insurance, and to an increase in bad debt related to a single job for a small private customer. However, as a percentage of revenues, SG&A expenses declined as compared with the prior year, from 9.7% to 9.1%, resulting from the increased volume of business during 2013.

Income Tax (Benefit) Expense.  We recorded a tax benefit of $937,000 in 2013, as compared with a tax benefit of $4.7 million in 2012. Our effective tax rate in 2013 was 154.6% The variance from our statutory rate resulted from the reconciliation of our 2012 provision to our tax return, and was due to true-ups of deferred timing differences primarily related to depreciation, amortization of intangible assets, as well as a change in the estimate of our net operating loss carryforwards.

Prior Year—Year Ended December 31, 2012 compared with Year Ended December 31, 2011

The following information is derived from our historical results of operations (dollars in thousands):

	Twelve months ended December 31,
	2012		2011
	Amount	Percent	Amount	Percent
Contract revenues	$292,042	100.0%	$259,852	100.0%
Cost of contract revenues	277,672	95.0%	249,614	96.1%
Gross profit	14,370	5.0%	10,238	3.9%
Selling, general and administrative expenses	28,573	9.7%	29,519	11.4%
Operating loss	(14,203)	(4.7)%	(19,281)	(7.5)%
Other (expense) income
Loss on sale of assets, net	(1,822)	(0.6)%	(60)	—%
Other income	227	—%	198	0.1%
Interest income	35	—%	31	—%
Interest expense	(743)	(0.3)%	(349)	(0.1)%
Other expense, net	(2,303)	(0.9)%	(180)	—%
Loss before income taxes	(16,506)	(5.6)%	(19,461)	(7.5)%
Income tax benefit	(4,640)	(1.6)%	(6,347)	(2.4)%
Net loss	$(11,866)	(4.0)%	$(13,114)	(5.1)%

Contract Revenues.  Revenues in 2012 increased approximately 12.4% as compared with 2011. The increase was due in part to commencement on two projects delayed by permitting issues in 2011, as well as the Company’s strategic decision to reduce bid margins in order to increase volume. The Company’s projects are generally short in duration, and the same project may not be a source of revenue in the periods under comparison. Therefore, changes in the overall size of contracts, the scope of work within each, and the progress schedules of the mix of jobs between periods may result in revenue fluctuations between periods, but may not signify any long-term trends in the business. The Company views such period-to-period fluctuations as normal in its business. In the second half of 2012, we commenced work on several large projects for private sector customers, which is demonstrated by the shift of the source of revenue generated from the public sector to the private sector, and is reflective of the overall improving economy, as well as continuation of choppy lettings by the US Army Corps of Engineers. Revenue generated from private customers was 51% and 24% in 2012 and 2011, respectively. Contract revenue generated from public sector customers represented 49% of total revenue in 2012, as compared with 76% during 2011. We view shifts between customer sectors to be normal in the marine construction business and demonstrates the Company’s ability to procure contracts from various sources.

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

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At December 31, 2013, our working capital was $65.5 million, as compared with $55.8 million at December 31, 2012. As of December 31, 2013, we had cash on hand of $40.9 million. Availability under our revolving credit facility is subject to a borrowing base, which did not affect our ability to fully utilize our facility. Our borrowing availability at December 31, 2013 was approximately $34.3 million.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Cash flows provided by operating activities	$13,033	$24,438	$32,676
Cash flows used in investing activities	$(12,010)	$(33,273)	$(14,053)
Cash flows provided by (used in) financing activities	$(3,248)	$12,940	$(2,818)

Capital expenditures (included in investing activities above)	$(12,760)	$(24,647)	$(14,894)

Operating Activities. During 2013, our operations provided approximately $13.0 million in net cash inflows, as compared with cash provided by operations in the prior year period of $24.4 million. The decrease in cash inflows from operations of $11.5 million between periods was related to:

•	net outflow of cash of $13.8 million between periods related to:

◦	an increase in billings to and payments from customers for costs that cannot be billed, or

◦	receipt of payments for items such as mobilization at project commencement;

•
receipt of $14.1 million in cash in 2012 related to the carryback of current operating losses to prior year tax returns; in 2013 the Company received $2.7 million related to Federal tax carrybacks, and $0.4 million related to state refunds.

•
changes in other working capital components, including trade payables, which are related to the composition of projects in process, and which resulted in a net outflow of cash between 2013 and 2012 of $30.3 million

•	changes in non-cash components of approximately $1.0 million, primarily related to the disposal of assets in the prior year.
These were partially offset by:

•	a decrease in our net loss of approximately $12.2 million;

•
a decrease in trade accounts receivable balances, reflecting better collections in the year, as compared with an increase of receivables in the prior year period, which resulted in a net inflow of cash between periods of $31.4 million;

The decrease in cash provided from operations between 2012 and 2011 was due to a substantial increase in trade accounts receivable balances of $52.9 million, related to the timing of billings to customers, offset by an increase in trade payables, related to the composition and timing of projects in process at the end of the respective years.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $12.7 million in 2013, as compared with $24.7 million in 2012. Also in 2012, we purchased approximately 18 acres of land and buildings in Tampa, Florida, for a price of approximately $13.7 million and purchased the assets of West Construction for $9 million.

Financing Activities. During 2013, we made payments on our term loan, and repaid the outstanding balance on our revolving credit facility. In 2012, we funded the purchase of land and buildings in Tampa, Florida, as well as the purchase of West Construction, from our Credit Facility through draws totaling $18.0 million, of which $10.9 million was converted to a term loan. We repaid amounts drawn on the revolver, so that $2.5 million remained on the revolver at the end of 2012, and scheduled installment payments on the term loan component totaled approximately $780,000 in the year. In 2011, we repurchased approximately 300,000 shares of stock into treasury for approximately $3.0 million. The share buyback program expired in May 2012. No shares were repurchased in 2012.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At December 31, 2013, our borrowing base reflected no limitation in borrowing availability.

During 2013, the Company repaid the outstanding revolver balance of $2.5 million. Outstanding letters of credit, which totaled $742,000 at December 31, 2013, reduced our maximum borrowing availability to approximately $34.3 million.

Provisions of the term loan
At December 31, 2013, the term loan component of the Credit Facility totaled $8.6 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000 are due quarterly.

Financial covenants
Restrictive financial covenants under the Credit Facility include:

•
A Tangible Net Worth covenant, with the minimum Tangible Net Worth requirement of a base amount of $180 million as of June 30, 2012, plus 50% of consolidated quarterly net income (if positive), plus 75% of all issuances of equity interests by Borrower during that quarter; and

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

Interest at December 31, 2013, was based on a LIBOR-option interest rate of 2.19%. For the year ended December 31, 2013, the weighted average interest rate was 2.48%. At December 31, 2013, the Company had letters of credit outstanding of approximately $742,000.

At December 31, 2013, the Company was in compliance with its financial covenants and expects to be in compliance for at least the next 12 months.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by ts operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements and to service our debt.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At December 31, 2013, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $110 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2013:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(in thousands)
Long-term debt obligations	$8,564	$8,564	$—	$—	$—
Operating lease obligations	5,456	3,225	2,190	41	—
Purchase obligations (1)	—	—	—	—	—
Total	$14,020	$11,789	$2,190	$41	$—

(1)	Commitments pursuant to other purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issues accounting standards (each, an "ASU") from time to time to its Accounting Standards Codification ("ASC"), which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB. The following are those recently issued ASUs most likely to affect the presentation of the Company's consolidated financial statements:

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance for the presentation of an unrecognized tax benefit when, among other things, a net operating loss carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

The new guidance will be effective for the Company beginning January 1, 2014. Earlier adoption is permitted. The Company believes that the new guidance will not have any material impact on the Company’s financial statements upon adoption.

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

Interest rate risk
At December 31, 2013, we had approximately $8.6 million outstanding on our Credit Facility. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Grant Thornton LLP, an independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting dated March 27, 2014 and expressed an unqualified opinion on the effectiveness of our internal control over the financial reporting as of December 31, 2013.

Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	69	Chairman of the Board	2007
J. Michael Pearson	66	Chief Executive Officer and Director*	2006
Thomas N. Amonett	70	Director	2007
Austin J. Shanfelter	57	Director	2007
Gene Stoever	76	Director	2007
Mark R. Stauffer	51	President*	1999
James L. Rose	49	Executive Vice President, Operations	2005
Peter R. Buchler	68	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009
Christopher J. DeAlmeida	36	Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer*	2007
*changes in titles effective February 26, 2014

Code of Ethics
We have adopted a code of ethics for our chief executive, chief financial and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full text of the codes of ethics and corporate governance guidelines is available at our website www.orionmarinegroup.com. Although we have never done so, in the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Commission rules, we will disclose such amendment or waiver and the reasons therefore on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Orion Marine Group, Inc. 12000 Aerospace Suite 300, Houston, Texas 77034, Attention: Corporate Secretary.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of December 31, 2013:

Plan category	Column A	Column B	Column C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	2,072,759	$9.49	1,593,267
Equity compensation plans not approved by shareholders	—	—	—
Total	2,072,759	$9.49	1,593,267

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
The Company’s Consolidated Financial Statements at December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.	Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2013 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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

† 10 .1
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

† 10 .9
Form of Restricted Stock Agreement under the 2007 Long Term Incentive Plan and Notice of Grant of Restricted Stock (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

† 10 .10	Orion Marine Group, Inc. 2011 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement filed April 4, 2011 (File No. 001-33891)).
† 10.11	Form of Stock Option Agreement Under the 2011 Long Term Incentive Plan.
† 10.12	Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock under the 2011 Long Term Incentive Plan.
† 10 .13	Executive Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33891)).
† 10 .14	Subsidiary Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33891)).

† 10 .15
Employment Agreement, dated December 4, 2009, by and between Orion Marine Group, Inc. and J. Michael Pearson (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 10, 2009), as amended by the Consolidated Amendment, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 28, 2014) (File No. 001-33891).

† 10 .16
Employment Agreement, dated January 1, 2011, by and between Orion Marine Group, Inc. and Mark Stauffer (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 5, 2011) as amended by the Consolidated Amendment, dated February 26, 2014 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 28, 2014) (File No. 001-33891).

† *10 .17
Employment Agreement, dated December 11, 2009, by and between Orion Marine Group, Inc. and James L. Rose (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 17, 2009 (File No. 001-33891)), as amended by (1) the First Amendment to Employment Agreement, dated March 30, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 5, 2011) and (2) the Second Amendment to the Employment Agreement dated March 11, 2013 (filed herewith) (File No. 001-33891)).

†*10 .18
Employment Agreement, dated December 11, 2009, by and between Orion Marine Group, Inc. and Peter R. Buchler (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 17, 2009 (File No. 001-33891)), as amended by (1) the First Amendment to Employment Agreement, dated June 30, 2011, (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 5, 2011) and (2) the Second Amendment to the Employment Agreement dated June 26, 2013 (filed herewith) (File No. 001-33891)).

† 10 .19
Schedule of Changes to Compensation of Non-employee Directors, effective for 2009 (incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009 (File No. 001-33891)).

† 10 .20
Amended and Restated Employment Agreement, dated February 26, 2014, by and between Orion Marine Group, Inc. and Christopher J. DeAlmeida (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 28, 2014) (File No. 001-33891)

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

ORION MARINE GROUP, INC.

March 27, 2014	By:	/s/ J. Michael Pearson
J. Michael Pearson Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Pearson	Chief Executive Officer and	March 27, 2014
J. Michael Pearson	Director

/s/ Mark R. Stauffer		March 27, 2014
Mark R. Stauffer	President

/s/ Christopher J. DeAlmeida	Chief Financial Officer	March 27, 2014
Christopher J. DeAlmeida	Chief Accounting Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	March 27, 2014
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	March 27, 2014
Thomas N. Amonett

/s/ Austin J. Shanfelter	Director	March 27, 2014
Austin J. Shanfelter

/s/ Gene Stoever	Director	March 27, 2014
Gene Stoever

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2013

ORION MARINE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Orion Marine Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Marine Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2014 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP
Houston, Texas
March 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Orion Marine Group, Inc.
We have audited the internal control over financial reporting of Orion Marine Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
March 27, 2014

Orion Marine Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2013 and 2012
(In Thousands, Except Share and Per Share Information)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$40,859	$43,084
Accounts receivable:
Trade, net of allowance of $0	39,110	45,072
Retainage	10,427	8,213
Other	2,040	1,712
Income taxes receivable	333	3,110
Note receivable	—	46
Inventory	3,520	4,354
Deferred tax asset	726	37
Costs and estimated earnings in excess of billings on uncompleted contracts	24,856	19,245
Asset held for sale	417	920
Prepaid expenses and other	2,990	2,857
Total current assets	125,278	128,650
Property and equipment, net	141,923	150,671
Accounts receivable, long-term	—	1,410
Inventory, non-current	4,772	915
Goodwill	33,798	33,798
Intangible assets, net of amortization	197	627
Other assets	240	225
Total assets	$306,208	$316,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$8,564	$12,621
Accounts payable:
Trade	23,105	28,744
Retainage	1,667	2,433
Accrued liabilities	11,415	12,456
Taxes payable	459	252
Billings in excess of costs and estimated earnings on uncompleted contracts	14,595	16,369
Total current liabilities	59,805	72,875
Other long-term liabilities	526	564
Deferred income taxes	17,978	18,180
Deferred revenue	87	146
Total liabilities	78,396	91,765
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,710,775 and 27,530,220 issued; 27,393,045 and 27,212,489 outstanding at December 31, 2013 and December 31, 2012, respectively	278	275
Treasury stock, 317,731 shares, at cost	(3,003)	(3,003)
Additional paid-in capital	163,970	160,973
Retained earnings	66,567	66,236
Equity attributable to common stockholders	227,812	224,481
Noncontrolling interest	—	50
Total stockholders’ equity	227,812	224,531
Total liabilities and stockholders’ equity	$306,208	$316,296

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2013	2012	2011
Contract revenues	$354,544	$292,042	$259,852
Costs of contract revenues	322,540	277,672	249,614
Gross profit	32,004	14,370	10,238
Selling, general and administrative expenses	32,110	28,573	29,519
Operating loss	(106)	(14,203)	(19,281)
Other income (expense):
Loss from sale of assets, net	(153)	(1,822)	(60)
Other income	165	227	198
Interest income	13	35	31
Interest expense	(525)	(743)	(349)
Other expense, net	(500)	(2,303)	(180)
Loss before income taxes	(606)	(16,506)	(19,461)
Income tax benefit	(937)	(4,640)	(6,347)
Net income (loss)	$331	$(11,866)	$(13,114)
Net income/(loss) attributable to noncontrolling interest	—	—	—
Net income(loss)attributable to Orion common stockholders	$331	$(11,866)	$(13,114)

Basic income (loss)per share	$0.01	$(0.44)	$(0.49)
Diluted income (loss)per share	$0.01	$(0.44)	$(0.49)
Shares used to compute income (loss)per share
Basic	27,296,732	27,138,927	26,990,059
Diluted	27,613,054	27,138,927	26,990,059

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total
Balance, January 1, 2011	27,017,165	$270	(12,231)	$—	$154,667	$91,919	$—	$246,856
Prior period adjustment (Note 1)	—	—	—	—	—	(703)	—	(703)
Balance, January 1, 2011, as revised	27,017,165	$270	(12,231)	—	$154,667	$91,216	$—	$246,153
Stock-based compensation	—	—	—	—	2,712	—	—	2,712
Exercise of stock options	32,124	—	—	—	185	—	—	185
Issuance of restricted stock	400,417	4	—	—	(4)	—	—	—
Forfeiture of restricted stock	(12,784)	—	—	—	—	—	—	—
Purchase of stock into treasury	—	—	(305,500)	(3,003)	—	—	—	(3,003)
Net loss	—	—	—	—	—	(13,114)	—	(13,114)
Balance, December 31, 2011	27,436,922	$274	(317,731)	(3,003)	$157,560	$78,102	$—	$232,933
Stock-based compensation	—	—	—	—	3,115	—	—	3,115
Exercise of stock options	56,658	1	—	—	298	—	—	299
Issue restricted stock	36,640	—	—	—	—	—	—	—
Noncontrolling interest, acquired	—	—	—	—	—	—	16	16
Contributions from noncontrolling interest	—	—	—	—	—	—	34	34
Net loss	—	—	—	—	—	(11,866)	—	(11,866)
Balance, December 31, 2012	27,530,220	$275	(317,731)	$(3,003)	$160,973	$66,236	$50	$224,531
Stock-based compensation	—	—	—	—	2,141	—	—	$2,141
Exercise of stock options	155,731	3	—	—	856	—	—	859
Issue restricted stock	24,824	—	—	—	—	—	—	—
Disposition of noncontrolling interest	—	—	—	—	—	—	(50)	(50)
Net income	—	—	—	—	—	331	—	331
Balance, December 31, 2013	27,710,775	$278	(317,731)	$(3,003)	$163,970	$66,567	$—	$227,812

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$331	$(11,866)	$(13,114)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,538	21,570	22,092
Deferred financing cost amortization	52	103	132
Bad debt expense	259	12	255
Deferred income taxes	(239)	(1,646)	5,192
Stock-based compensation	2,141	3,115	2,712
Loss on sale of property and equipment	153	1,822	60
Change in contingent liability related to earnout	(271)	—	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,571	(26,966)	26,135
Income tax receivable	2,125	10,888	(6,331)
Inventory	(3,024)	(497)	(370)
Note receivable	46	5	39
Prepaid expenses and other	(200)	(497)	(377)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,611)	(4,133)	10,991
Accounts payable	(6,405)	18,826	(12,970)
Accrued liabilities	(808)	2,803	(2,728)
Income tax payable	207	252	(262)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,774)	10,704	1,277
Deferred revenue	(58)	(57)	(57)
Net cash provided by operating activities	13,033	24,438	32,676
Cash flows from investing activities:
Proceeds from sale of property and equipment	750	374	841
Purchase of property and equipment	(12,760)	(24,647)	(14,894)
Acquisition of business in Alaska	—	(9,000)	—
Net cash used in investing activities	(12,010)	(33,273)	(14,053)
Cash flows from financing activities:
Borrowings from Credit Facility	—	18,000	—
Payments made on borrowings from Credit Facility	(4,057)	(5,379)	—
Contributions from noncontrolling interest	(50)	34	—
Exercise of stock options	859	298	185
Excess tax benefit from stock option exercise	—	—	—
Increase in loan costs	—	(13)	—
Purchase of shares into treasury	—	—	(3,003)
Net cash (used in) provided by financing activities	(3,248)	12,940	(2,818)
Net change in cash and cash equivalents	(2,225)	4,105	15,805
Cash and cash equivalents at beginning of period	43,084	38,979	23,174
Cash and cash equivalents at end of period	$40,859	$43,084	$38,979
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$483	$697	$212
Taxes (net of refunds)	$(3,045)	$(14,039)	$(4,948)
Supplemental disclosure of non cash transaction:
Fair value of earnout from acquisition of business in Alaska	$—	$271	$—
The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(Tabular Amounts in thousands, Except for Share and per Share Amounts)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc. and its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of heavy civil marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Alaska, Canada and in the Caribbean Basin.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipelines; mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations may be aggregated into a single reportable segment pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting. In making this determination, we considered the various economic characteristics of our operations, including: the nature of the services we provide; the nature of our internal processes for the production of our services; the methods used to provide out services to our customers; the types of customers we have; the nature of the regulatory environment in which we operate; and our assessment of our future prospects.

We provide heavy civil marine construction services through projects that are obtained primarily by a competitive bid or negotiated contract process. Our projects have similar cost structures, including labor, equipment, materials and subcontractors. Our workforce is standard across the services we provide, including pile drivers, equipment operators, carpenters, welders, barge crews, dredge crews, supervisors and project managers. This allows our core resources of assets and individuals to be deployed interchangeably to the various types of the services we provide. For example, crews and equipment deployed to a dock construction job may be redeployed to a bridge construction job and to a marsh creation job after that. This allows us to use our resources based on availability across our business. Similarly, basic materials such as concrete and steel are used in our projects, which provides us with similar costs across our operations, especially through the use of national accounts with vendors. Additionally, we self-perform most of our projects internally, which limits our use of subcontractors to those providing similar services with similar cost structures.

We execute our projects in a similar fashion with a centralized estimating, project controls and management group, and the risks and rewards of project performance are not affected by the location of the specific project. Because our core resources may be deployed to various types of marine construction projects, we have developed a centralized philosophy for operating our business. We utilize the same technology across our business, including estimating and cost control applications.

Our methods used to provide our services is similar. Our assets and labor force may be interchangeable within the various types of marine construction projects. This provides us with the flexibility to manage our business as one operating unit deploying resources based on availability across our business.

We have the same customers with similar funding drivers and market demands across our entire business. Our business wide customers include the US Army Corps of Engineers, US Navy, US Coast Guard, state transportation departments, local port authorities and private customers such as petrochemical terminal operators, private terminal operators and cruise line facilities. We consider funding availability to be similar across our business, particularly in the form of governmental budgeting (federal, state and local) and capital expenditure and maintenance and repair spending by private customers.

Across our business, we comply with macro environmental regulatory environments driven through Federal agencies such as the US Army Corps of Engineers, US Fish and Wildlife Service, US Environmental Protection Agency and the US Occupational Safety and Health Administration, as well as others.

Our business is primarily driven by macro-economic considerations including increases in import/export traffic, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of our nation’s waterways. These macro drivers are the key catalyst for future prospects for work and are similar across our entire business.

Furthermore, the types of information and internal reports used by our chief operating decision maker (the “CODM”) to monitor performance, evaluate results of operations, allocate resources, and manage the business support a single reportable segment. Accordingly, based on these similarities, we have concluded that our operations represent one reportable segment for purposes of the disclosures included in this Annual Report on Form 10-K.

Basis of Presentation

These consolidated financial statements include the accounts of the parent company, Orion Marine Group, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany balances and transactions have been eliminated in consolidation.

Correction of Immaterial Errors

In 2013, the Company corrected immaterial errors related to periods prior to those presented in our consolidated financial statements for the year ended December 31, 2013 and 2012 and for the three years in the period ended December 31, 2013. These revisions corrected the amount of goodwill recorded from an asset purchase in 2008 in the amount of $0.2 million, and also corrected an error related to the amortization of short-term intangible assets acquired in 2010, in the amount of $0.8 million. These errors had the impact of overstating both goodwill and net income in the prior year periods. The Company assessed the impact of these errors on its previously issued interim and annual consolidated financial statements in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the errors were not material to any of the interim or annual periods. As a result, in accordance with SAB No. 108, the Company has corrected the accompanying consolidated financial statements as follows:

Decrease in Goodwill	$1,019
Decrease in Deferred Tax Liabilities	$316
Decrease in Retained Earnings at January 1, 2011	$703

All amounts related to balances in 2011 and 2012 that are affected by these adjustments have been revised in this Annual Report on Form 10-K in the Company's Consolidated Balance Sheets and Statement of Stockholders' Equity from those amounts previously reported. This revision had no impact on the Company's Consolidated Statements of Operations or Consolidated Statement of Cash Flows for any periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at December 31, 2013 and December 31, 2012 consisted primarily of money market mutual funds and overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2013 and 2012. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of December 31, 2013 and December 31, 2012, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at December 31, 2013 totaled $10.4 million, of which $3.0 million is expected to be collected beyond 2014.  Retention at December 31, 2012 totaled $8.2 million.

At December 31, 2012, the Company had approximately $1.4 million in long term receivables, which related to items that are due to the Company for work performed under contract, but were not expected to be collected within one year at that time. In 2013, management determined that these amounts should be collected within one year of the balance sheet date, and recorded the $1.4 million as a current receivable. Management continues to evaluate and assess these items for collectibility. At this time, no valuation allowance has been recorded.

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

Advertising Costs

The Company primarily obtains contracts through the open bid process, and therefore advertising costs are not a significant component of expense.  Advertising costs are expensed as incurred.  Advertising expenses totaled $38,000, $57,000, and $30,000 in 2013, 2012 and 2011, respectively.

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

Inventory

Inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost or market using historical average cost. Where shipping and handling costs are incurred by us, these charges are included in inventory and charged to cost of contract revenue upon use. Our non-current inventory consists of spare parts (such as engines, cutters and gears) that require special order or long-lead times for manufacture or fabrication, but must be kept on hand to reduce downtime on a project.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. In 2012, several assets were identified and recorded as held for sale. During 2013, most of these assets were sold, generating proceeds of approximately $0.5 million. The assets remaining at December 31, 2013 are expected to be disposed of within one year.

Goodwill and Other Intangible Assets

Goodwill

Goodwill recorded on our Consolidated Balance Sheets is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.  In 2013, based on changes in our internal management structure and continuing consolidation efforts, we re-evaluated our operations, and determined we have a single operating segment and reporting unit, for goodwill impairment testing, as the nature of our business includes similar services; similar internal processes for the production of our services; similar methods used to provide our services to our customers; similar types of customers; a similar regulatory environment, and our assessment of our future prospects is similar throughout our operations. Furthermore, the types of information and the internal reports used by our chief operating decision maker (the "CODM") to monitor performance, evaluate results of operations, allocate resources, and manage the business are similar across our business. Therefore, based on the management of our business, we have a single reporting unit for impairment testing, which matches our single operating segment for financial reporting.

At December 31, 2013, goodwill totaled $33.8 million. The Company assesses the fair value of its reporting unit based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. We also consider assumptions that market participants may use.

As required by the Company's policy, annual impairment tests of goodwill are performed as of October 31 of each year or when circumstances arise that indicate a possible impairment might exist. The first step of the October 31, 2013 goodwill impairment test resulted in no indication of impairment, and no events have occurred since that date that would require an interim impairment test. The discount rate used in testing goodwill for the impairment test was 15.5%, and future cash flow projections were based on management's estimates, which the Company believes are conservative estimates due to the Company's operating losses in 2012 and 2013, pricing pressures and market conditions. The impairment test concluded that the fair value of the Company's reporting unit exceeded carrying value by 71%. In 2012, the Company tested impairment based on three reporting units, in which fair value exceeded carrying value in all three units, and goodwill was not impaired in that year. In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

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

Stock-Based Compensation

The Company recognizes compensation expense for equity awards over the vesting period based on the fair value of these awards at the date of grant.  The computed fair value of these awards is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award.   The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of restricted stock grants is equivalent to the fair value of the stock issued on the date of grant, and is measured as the mean price of the stock on the day of grant.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $5.8 million and $3.8 million at December 31, 2013 and 2012, respectively.

Warranty Costs

Provision for estimated warranty costs, (if any) is made in the period in which such costs become probable and is periodically adjusted to reflect actual experience.  The Company historically has not been subject to significant warranty provisions.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issues accounting standards (each, an "ASU") from time to time to its Accounting Standards Codification ("ASC"), which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB. The following are those recently issued ASUs most likely to affect the presentation of the Company's consolidated financial statements:

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance for the presentation of an unrecognized tax benefit when, among other things, a net operating loss carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

The new guidance will be effective for the Company beginning January 1, 2014. Earlier adoption is permitted. The Company believes that the new guidance will not have any material impact on the Company’s financial statements upon adoption.

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

The Seller did not meet the target earnout threshold based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") during the twelve months immediately following the closing, and no amounts were paid to the Seller. The liability of $271,000 recorded at December 31, 2012 was reversed in June, 2013.

In addition, the Company acquired full ownership interest in one foreign entity, a two-thirds interest in another foreign entity, and the rights to the trade name. The two-thirds interest was sold back to the Seller in December, 2013.

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

The results and operations of West Construction have been included in the Consolidated Statements of Operations since the acquisition date. The acquisition did not have a material impact on the Company's results of operations, and accordingly, pro forma disclosures have not been presented.

4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of receivables (trade and retainage) at December 31, 2013 and December 31, 2012, respectively:

	December 31, 2013		December 31, 2012
Federal Government	$4,849	10%	$7,375	14%
State Governments	4,002	8%	1,761	3%
Local Governments	8,857	18%	5,532	11%
Private Companies	31,829	64%	38,617	72%
Total receivables	$49,537	100%	$53,285	100%

At December 31, 2013, a private sector customer accounted for 9.9% of total receivables. At December 31, 2012, receivables from the US Army Corps of Engineers and a private sector customer accounted for 9.1% and 12.5% of total receivables, respectively.

Additionally, the table below represents concentrations of revenue by type of customer for the years ended December 31, 2013, 2012 and 2011.

	Year ended December 31,
	2013	%	2012	%	2011	%
Federal	$65,926	19%	$64,049	22%	$108,123	42%
State	30,451	9%	35,799	12%	48,604	19%
Local	54,702	15%	44,626	15%	40,647	15%
Private	203,465	57%	147,568	51%	62,478	24%
	$354,544	100%	$292,042	100%	$259,852	100%

In the twelve months ended December 31, 2013, the US Army Corps of Engineers generated 11.7% of total revenues. In the year ended December 31, 2012, the US Army Corps of Engineers represented 16.7% of total revenues, and a private sector customer generated 10.7% of total revenues. The US Army Corps of Engineers represented 24% of contract revenues in the year ended December 31, 2011.

The Company does not believe that the loss of any one of these customers, other than the US Army Corps of Engineers, would have a material adverse effect on the Company and its subsidiaries and affiliates.

Revenues generated outside the United States totaled 8.5%, 4% and 1% of total revenues for the years ended 2013, 2012 and 2011, respectively and were primarily located in the Caribbean.

The Company’s long-lived assets are substantially located in the United States.

5.	Contracts in Progress

Contracts in progress are as follows at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Costs incurred on uncompleted contracts	$360,678	$343,524
Estimated earnings	47,208	64,358
	407,886	407,882
Less: Billings to date	(397,625)	(405,006)
	$10,261	$2,876
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	24,856	$19,245
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,595)	(16,369)
	$10,261	$2,876

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

6.	Property and Equipment

The following is a summary of property and equipment at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Automobiles and trucks	$2,148	$1,591
Building and improvements	22,828	22,037
Construction equipment	145,309	140,835
Dredges and dredging equipment	93,963	96,927
Office equipment	4,545	4,095
	268,793	265,485
Less: accumulated depreciation	(144,121)	(136,556)
Net book value of depreciable assets	124,672	128,929
Construction in progress	2,458	6,949
Land	14,793	14,793
	$141,923	$150,671

For the years ended December 31, 2013, 2012 and 2011, depreciation expense was $21.1 million, $21.5 million and $19.4 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Income.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

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

In 2012, the Company adopted a plan to dispose of under-utilized equipment. These assets were separately presented in the Consolidated Balance Sheets as "Assets Held for Sale" and were no longer depreciated. The carrying value of certain of these assets exceeded fair value, and consequently, the Company recorded an impairment loss of $2.0 million on those assets. The loss is recorded in the "Other" section of the Consolidated Statements of Operations. During 2013, the Company received proceeds of $0.5 million from the sale of certain of these assets. Approximately $0.4 million remain as held for sale on the Company's Consolidated Balance Sheets at December 31, 2013. The Company expects to dispose of the remaining assets within one year of the balance sheet date.

7.	Inventory

Inventory at December 31, 2013 and December 31, 2012, of $3.5 million and $4.4 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

Non current inventory at December 31, 2013 totaled $4.8 million and consisted primarily of spare engine components kept on hand for the Company's assets.

8.	Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values.

The fair value of the Company’s reporting unit (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization.  In 2012, we acquired the assets of West Construction, which resulted in the valuation of fixed assets and goodwill on a non-recurring basis, as presented in the table below:

	December 31, 2012	Level 1	Level II	Level III
Assets acquired in business combinations	$5,936	—	—	$5,936
Goodwill and other intangibles	$3,352	—	—	$3,352
Fair value of earnout liability	$(271)	—	—	$(271)

Targets related to the earnout liability were not reached in the measurement period, and the earnout was not paid.

The fair value of the Company's debt at December 31, 2013 approximated its carrying value of $8.6 million, as interest is based on current market interest rates for debt with similar risk and maturity. The Company debt at December 31, 2012 was $12.6 million. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Beginning balance, January 1	$33,798	$31,149
Additions	—	2,649
Ending balance	$33,798	$33,798

No indicators of goodwill impairment were identified during the year ended December 31, 2013.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	2013	2012
Intangible assets, January 1	$7,602	$6,900
Additions	—	702
Total intangible assets, end of year	7,602	7,602

Accumulated amortization	$(6,975)	$(6,900)
Current year amortization	(430)	(75)
Total accumulated amortization	(7,405)	(6,975)

Net intangible assets, end of year	$197	$627

The intangible assets were acquired in 2012 as part of the purchase of West Construction (see Note 3 above), and amortize over a period of one to three years, as follows:

	2014	2015
Amortization	$100	$97

10.	Accrued Liabilities

Accrued liabilities at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Accrued salaries, wages and benefits	$3,604	$3,552
Accrual for self-insurance liabilities	5,787	3,806
Property taxes	584	2,458
Sales tax	481	—
Other accrued expenses	959	2,640
	$11,415	$12,456

11.	Long-term Debt and Line of Credit

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At December 31, 2013, our borrowing base reflected no limitation in borrowing availability.

During 2013, the Company repaid the outstanding revolver balance of $2.5 million. Outstanding letters of credit, which totaled $742,000 at December 31, 2013, reduced our maximum borrowing availability to $34.3 million .

Provisions of the term loan
At December 31, 2013, the term loan component of the Credit Facility totaled $8.6 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, commenced in September, 2012 and are due quarterly.

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

Interest at December 31, 2013, was based on a LIBOR-option interest rate of 2.19%. For the year ended December 31, 2013, the weighted average interest rate was 2.48%. At December 31, 2013, the Company had letters of credit outstanding of approximately $742,000.

At December 31, 2013, the Company was in compliance with its financial covenants and expects to be in compliance in 2014.

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

13.	Income Taxes

The following table presents the components of our consolidated income tax expense for the years ended December 31, 2013, 2012 and 2011:

	Current	Deferred	Total
Year ended December 31, 2013
U.S. Federal	$(936)	$19	$(917)
State and local	238	(258)	(20)
	$(698)	$(239)	$(937)
Year ended December 31, 2012
U.S. Federal	$(3,214)	$(2,174)	$(5,388)
State and local	220	528	748
	$(2,994)	$(1,646)	$(4,640)
Year ended December 31, 2011
U.S. Federal	$(12,386)	$6,736	$(5,650)
State and local	847	(1,544)	(697)
	$(11,539)	$5,192	$(6,347)

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2013	2012	2011
Statutory amount (computed at 35%)	$(212)	$(5,776)	$(6,812)
State income tax, net of federal benefit	(20)	564	(415)
Permanent differences	(13)	(743)	(359)
Permanent differences, incentive stock options	237	1,189	935
True up of deferred balances for non-qualified stock options	(571)	—	—
True up of deferred balances for state tax benefits	(401)	—	—
Other (net)	43	126	304
Consolidated income tax provision	$(937)	$(4,640)	$(6,347)
Consolidated effective tax rate	154.6%	27.9%	32.6%

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.

In the current year, the rate differed from the Company’s statutory rate of 35% primarily due to the losses incurred in the current year, offset by state income taxes, and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense. In addition, the Company revised certain estimates related to deferred tax attributes associated with stock options and state tax benefits.

The Company’s deferred tax assets and liabilities are as follows:

	December 31, 2013		December 31, 2012
	Current	Long- term	Current	Long- term
Assets related to:
Accrued liabilities	$1,913	$—	$1,786	$—
Intangible assets	121	2,219	22	2,005
Net operating loss carryforward	—	10,604	—	7,367
Non-qualified stock options	—	1,268	—	1,113
Other	23	1,170	28	1,499
Total assets	2,057	15,261	1,836	11,984
Liabilities related to:
Depreciation and amortization	—	(30,082)	—	(27,845)
Goodwill and gain on purchase of a business	—	(3,157)	—	(2,319)
Deferred revenue on maintenance contracts	(1,327)	—	(1,738)	—
Other	(4)	—	(61)	—
Total liabilities	(1,331)	(33,239)	(1,799)	(30,164)
Net deferred assets (liabilities)	$726	$(17,978)	$37	$(18,180)

As reported in the balance sheets:

	December 31, 2013	December 31, 2012

Net current deferred tax assets	726	37
Net non-current deferred tax liabilities	(17,978)	(18,180)
Total net deferred tax liabilities:	$(17,252)	$(18,143)

In assessing the realizability of deferred tax assets at December 31, 2013, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible. Although the Company has had a taxable loss over the past three years, as of December 31, 2013, the Company believes that all of its available deferred tax assets will be utilized prior to expiration and therefore has not recorded a valuation allowance.

The Company has a net operating loss carryforward ("NOL") in 2013 of $2.6 million for state income tax reporting purposes due to the losses sustained in various states in 2011, 2012 and 2013. The Company believes it will be able to utilize these NOL's against future income, due to expiration dates well into the future, and therefore no valuation allowance has been established. For federal tax reporting purposes, the Company carried all of its 2011 NOL back to 2009 and 2010 and received approximately $13.1 million in cash against these tax years. Part of the loss generated in 2012 was carried back to 2010, and the Company received $2.7 million in 2013. Approximately $8.0 million remains as a Federal tax carryforward, which the Company believes it will be able to utilize before expiration.

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2008, 2009, 2010 and 2011. The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. In 2012, the Company recorded $99,000 as additional tax expense related to penalties and interest incurred as a result of filings in the U.S. Virgin Islands. No interest or penalties have been accrued at December 31, 2013 and 2012, as the Company has not recorded any uncertain tax positions. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2014.

In September 2013, the IRS issued its final regulations governing expenditures made on tangible property, and provides guidance on amounts paid to improve tangible property and acquire or produce tangible property, as well as guidance regarding the disposition of property and the expensing of supplies and materials (the “Repair Regulations"). Adoption and implementation is required for tax years beginning on or after January 1, 2014. Taxpayers may elect to adopt the Repair Regulations and apply the regulations retroactively to tax years beginning on or after January 1, 2012. The Company does not plan to adopt the Repair Regulations prior to the effective date of January 1, 2014, and does not anticipate adoption will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

14.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of (loss) earnings per share. For the year ended December 31, 2013, 795,133 potential common stock equivalents were excluded from the computation as the effect of such would be anti-dilutive. Antidilutive stock options outstanding totaled 2,283,840 and 2,128,906 in the years ended December 31, 2012 and 2011, respectively.

The following table reconciles the denominators used in the computations of both basic and diluted (loss) earnings per share:

	Year ended December 31,
	2013	2012	2011
Basic:
Weighted average shares outstanding	27,296,732	27,138,927	26,990,059
Diluted:
Total basic weighted average shares outstanding	27,296,732	27,138,927	26,990,059
Effect of dilutive securities:
Common stock options	316.322	—	—
Total weighted average shares outstanding assuming dilution	27,613,054	27,138,927	26,990,059
Anti-dilutive stock options	795,133	2,283,840	2,128,906
Shares of common stock issued from the exercise of stock options	155,731	56,658	32,124

15.	Stock-Based Compensation

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

Restricted Stock

The following table summarizes the restricted stock activity under the Company's equity incentive plans :

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2011	128,232	$1.65
Granted	400,417	$6.00
Vested	(63,299)	$1.99
Forfeited/repurchased shares	(12,783)	$15.24
Nonvested at December 31, 2011	452,567	$14.72
Granted	36,640	$6.55
Vested	(171,986)	$8.14
Forfeited/repurchased shares	—	$—
Nonvested at December 31, 2012	317,221	$6.46
Granted	24,824	$11.28
Vested	(124,998)	$7.17
Forfeited/repurchased shares	—	$—
Nonvested at December 31, 2013	217,047	$6.60

Independent directors receive equity compensation each year in the form of grants with a fair value of $60,000, with vesting in six months from the date of grant. In 2013, the fair value of the grant was increased to $70,000, with vesting six months from the date of grant.  In August, 2011, awards of restricted stock, totaling 360,417 shares, with a fair value of $6.00 per share, were granted to the Company's named executive officers with vesting over a five year period. On the same day, the Company's independent directors each received grants of 10,000 shares with a fair value of $6.00 per share, which vest over six months. In November, 2012, the Company's independent directors received their annual equity compensation grants of 9,160 shares, with a fair value of $6.55, and in November 2013, the independent directors received annual equity compensation grants of 6,206 shares, with a fair value of $11.29 per share.

Stock Options

The following table summarizes the stock option activity under the Company's equity incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,308,998	$12.30
Granted	953,800	$6.02
Exercised	(32,124)	$5.78
Forfeited	(101,768)	$15.68
Outstanding at December 31, 2011	2,128,906	$9.42
Granted	262,051	$6.56
Exercised	(56,658)	$5.27
Forfeited	(50,457)	$7.97
Outstanding at December 31, 2012	2,283,842	$9.23
Granted	35,081	$9.48
Exercised	(155,731)	$5.51
Forfeited	(90,433)	$9.73
Outstanding at December 31, 2013	2,072,759	$9.49

Vested at December 31, 2013 and expected to vest	2,045,835	$10.89	8.04 years	$947
Exercisable at December 31, 2013	1,438,240	$10.89	6.52 years	$373

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

	2013	2012	2011
Weighted average grant-date fair value of options granted	$4.11	$4.08	$4.03
Risk-free interest rate	1%	1.42%	1.5%
Expected volatility	62.4%	68.5%	68.4%
Expected term of options (in years)	3.2	6.2	7.5
Dividend yield	—%	—%	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants.  The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for the years presented is based on the exercise history.

For years ended December 31, 2013, 2012 and 2011 , compensation expense related to stock based awards outstanding for the periods was $2.1 million, $3.1 million and $2.7 million, respectively.

The Company applies a 5.5% forfeiture rate to its option grants. No options were granted in the quarter ended December 31, 2013.

In the year ended December 31, 2013, the Company received proceeds of approximately $858,000 upon the exercise of 155,731 options. In the year ended December 31, 2012, proceeds of $298,000 upon the exercise of 56,658 options and in the year ended December 31, 2011, 32,124 options were exercised, generating proceeds of $185,000.

As of December 31, 2013, there was $3.4 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested equity awards, which is expected to be recognized over a weighted average period of 2.5 years.

	2013	2012	2011
Total intrinsic value of options exercised	$804	$130	$143
Total fair value of shares vested	$1,457	$1,997	$1,383

16.	Employee Benefits

All employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pretax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2013, the Company contributed $1.0 million to the plan, and in 2012 and 2011, the Company contributed $1.1 million to the plan in each respective year.

The Company contributes to several multiemployer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in its multiemployer plans, it may be required to pay a withdrawal liability based on the underfunded status of the plan.

The following table presents the Company's participation in these plans:

	Pension Plan	Pension Protection Act ("PPA")		FIP/RP					Expiration
Pension Trust	Employer	Certified Zone Status (1)		Status	Contributions			Surcharge	of Collective
Fund	Identification Number	2013	2012	P/I (2)	2013	2012	2011	Imposed	Bargaining Agreement
International Union of Operating Engineers-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	N/A	$534	$486	$336		2015
Associated General Contractors of Washington Carpenter, Piledrivers, and Millwrights	91-6029051	Green	Green	N/A	$438	$400	$331		2015
Alaska Carpenters Trust Fund	92-0120866	Green	Green	N/A	$856	$142	$—		2014
Alaska Laborers Trust Fund	91-6028298	Orange	NA	P	$52	$—	$—		2015

1.    The most recent PPA zone status available in 2013 and 2012 is for the plan's year end during 2012 and 2011, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
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

The sale of the office building resulted in a gain of $562,000 which has been deferred and amortized over the life of the lease. The Company recognized approximately $56,000 in each of the years ending December 31, 2013, 2012 and 2011, respectively.  Rent expense under this agreement was $172,620, $172,620, and $170,219 for each of the years ending December 31, 2013, 2012 and 2011, respectively.

In 2005, the Company entered into a lease agreement for vehicles under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2013, 2012 and 2011 was $2.7 million $2.8 million, and $4.6 million, , respectively.

The Company leases its corporate office in Houston, Texas under a lease with an initial term of nine years.   In addition, the Company leases other facilities, including office space and yard facilities, under terms that range from one to five years.  The Company also leases short-term field office space at its various construction sites for the duration of the projects.

As part of the purchase of property in Florida in 2012, the Company entered into a long-term lease of land for a 20 year term, and paid $250,000 for the entire period. The long-term portion of the balance of the lease term is included in long-term prepaids in the Consolidated Balance Sheets.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows:

Amount
Year ended December 31,
2014	$3,225
2015	1,595
2016	514
2017	81
2018	41
Thereafter	—
$5,456

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

18.    Selected Quarterly Financial Data

The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2013.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2013
Revenues	$75,059	$84,081	$88,992	$106,412	$354,544
Gross profit	5,827	7,786	5,585	12,806	32,004
Operating (loss) income	(1,864)	231	(2,389)	3,916	(106)
(Loss) income before income taxes	(1,737)	190	(2,475)	3,416	(606)
Net (loss) income	(1,097)	212	(974)	2,190	331
Net income attributable to noncontrolling interest	(7)	(18)	(31)	56	—
Net (loss) income attributable to common stockholders	(1,090)	230	(943)	2,134	331
Earnings (loss) per share:
Basic	$(0.04)	$0.01	$(0.03)	$0.08	$0.01
Diluted	$(0.04)	$0.01	$(0.03)	$0.08	$0.01

Reclassifications were made between other income/(loss) in the quarters to conform with annual presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2012
Revenues	$50,890	$67,132	$75,386	$98,634	$292,042
Gross profit	(2,827)	(217)	4,892	12,522	14,370
Operating income (loss)	(9,918)	(7,695)	(2,293)	5,703	(14,203)
Loss (income) before income taxes	(9,895)	(7,918)	(2,480)	3,787	(16,506)
Net (loss) income	(6,336)	(5,421)	(1,595)	1,486	(11,866)
Earnings per share:
Basic	$(0.23)	$(0.20)	$(0.06)	$0.05	$(0.44)
Diluted	$(0.23)	$(0.20)	$(0.06)	$0.05	$(0.44)

19.    Subsequent Event

On February 25, 2014, a newly-formed, wholly-owned subsidiary of the Company, CBP Properties, LLC ("CPB"), entered into a purchase and sale agreement (the "PSA") to purchase approximately 340 acres of land located in Harris County, Texas. from Pasadena Nitrogen, LLC ("Seller"), for a purchase price of approximately $22 million, to be paid in cash at closing. The closing occurred on February 26, 2014.

The Company financed the purchase of the land through a draw on on the revolving portion of its Credit Facility. CPB and the Company intend to use the property as a dredge material placement area ("DMPA") along the upper Houston Ship Channel.

The PSA contains customary representations, warranties, and covenants between CPB and the Seller Agrifos Holdings, Inc. ("Agrifos"), parent of the Seller, joined the PSA to accept joint and several liability with the Seller for all Seller's obligations under the PSA, whether such obligations arise before or after closing. The Seller, Agrifos, CPB, and the Company also executed a mutual indemnification agreement as provided by the PSA.

ORION MARINE GROUP, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deduction	Balance at the End of the Period

Year ended December 31, 2011:
Provision for Doubtful Accounts	$—	$255	$(255)	$—
Year ended December 31, 2012:
Provision for Doubtful Accounts	$—	$12	$(12)	$—
Year ended December 31, 2013:
Provision for Doubtful Accounts	$—	$213	$(213)	$—