Form 10-Q
period 2014-03-31
Orion Marine Group Inc
filed 2014-05-02
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of May 1, 2014, 27,414,059 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2014

Part I - Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$45,612	$40,859
Accounts receivable:
Trade, net of allowance of $0	28,439	39,110
Retainage	12,494	10,427
Other	1,799	2,040
Income taxes receivable	333	333
Inventory	3,406	3,520
Deferred tax asset	726	726
Costs and estimated earnings in excess of billings on uncompleted contracts	16,556	24,856
Asset held for sale	417	417
Prepaid expenses and other	2,856	2,990
Total current assets	112,638	125,278
Property and equipment, net	160,455	141,923
Inventory, non-current	5,705	4,772
Goodwill	33,798	33,798
Intangible assets, net of amortization	87	197
Other assets	238	240
Total assets	$312,921	$306,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$30,675	$8,564
Accounts payable:
Trade	11,042	23,105
Retainage	1,863	1,667
Accrued liabilities	12,458	11,415
Taxes payable	473	459
Billings in excess of costs and estimated earnings on uncompleted contracts	9,834	14,595
Total current liabilities	66,345	59,805
Other long-term liabilities	514	526
Deferred income taxes	17,844	17,978
Deferred revenue	73	87
Total liabilities	84,776	78,396
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,731,789 and 27,710,775 issued; 27,414,059 and 27,393,045 outstanding at March 31, 2014 and December 31, 2013, respectively	278	278
Treasury stock, 317,731 shares, at cost	(3,003)	(3,003)
Additional paid-in capital	164,513	163,970
Retained earnings	66,357	66,567
Equity attributable to common stockholders	228,145	227,812
Noncontrolling interest	—	—
Total stockholders’ equity	228,145	227,812
Total liabilities and stockholders’ equity	$312,921	$306,208
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended March 31,
	2014	2013
Contract revenues	$81,258	$75,059
Costs of contract revenues	73,611	69,232
Gross profit	7,647	5,827
Selling, general and administrative expenses	7,964	7,691
Loss from operations	(317)	(1,864)
Other income (expense)
Gain from sale of assets, net	93	3
Other income	—	298
Interest income	10	10
Interest expense	(130)	(184)
Other (expense) income , net	(27)	127
Loss before income taxes	(344)	(1,737)
Income tax expense (benefit)	(134)	(640)
Net loss	(210)	(1,097)
Net loss attributable to noncontrolling interest	—	(7)
Net loss attributable to Orion common stockholders	$(210)	$(1,090)

Basic loss per share	$(0.01)	$(0.04)
Diluted loss per share	$(0.01)	$(0.04)
Shares used to compute loss per share
Basic	27,397,877	27,229,792
Diluted	27,397,877	27,229,792

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2013	27,710,775	$278	(317,731)	$(3,003)	$163,970	$66,567	$227,812
Stock-based compensation					407		407
Exercise of stock options	21,014	—			136		136
Net loss						(210)	(210)
Balance, March 31, 2014	27,731,789	$278	(317,731)	$(3,003)	$164,513	$66,357	$228,145

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(210)	$(1,097)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization	5,619	5,377
Deferred financing cost amortization	—	22
Bad debt recoveries	(7)	(5)
Deferred income taxes	(34)	(667)
Stock-based compensation	407	582
Gain on sale of property and equipment	(93)	(3)
Change in operating assets and liabilities:
Accounts receivable	8,851	15,367
Income tax receivable	—	430
Inventory	(819)	(724)
Prepaid expenses and other	218	464
Costs and estimated earnings in excess of billings on uncompleted contracts	8,300	(1,118)
Accounts payable	(11,867)	(9,478)
Accrued liabilities	1,032	(1,816)
Income tax payable	(86)	27
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,761)	815
Deferred revenue	(14)	(14)
Net cash provided by operating activities	6,536	8,162
Cash flows from investing activities:
Proceeds from sale of property and equipment	174	13
Purchase of land	(22,199)	—
Purchase of property and equipment	(2,005)	(2,691)
Net cash used in investing activities	(24,030)	(2,678)
Cash flows from financing activities:
Borrowings from Credit Facility	22,500	—
Payments made on borrowings from Credit Facility	(389)	(2,889)
Exercise of stock options	136	206
Net cash provided by (used in) financing activities	22,247	(2,683)
Net change in cash and cash equivalents	4,753	2,801
Cash and cash equivalents at beginning of period	40,859	43,084
Cash and cash equivalents at end of period	$45,612	$45,885
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$165	$209
Taxes (net of refunds)	$(14)	$(430)
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of marine construction services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Alaska, Canada and in the Caribbean Basin. The Company also has a marketing presence, but no operations, in Australia.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipelines; mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations currently comprise one reportable segment pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting.  In making this determination, we considered the similar economic characteristics of our operations. The methods used, and the internal processes employed to deliver our heavy civil marine construction services are similar throughout our business, including standardized estimating, project controls and project management. We have the same customers with similar funding drivers throughout our business, and we comply with regulatory environments driven through Federal agencies such as the US Army Corps of Engineers, US Fish and Wildlife Service, US Environmental Protection Agency and the US Occupational Safety and Health Administration, among others. Additionally, our business is driven by macro-economic considerations including import/export seaborne transportation, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of our nation's waterways. These considerations, and others, are key catalysts for future prospects and are similar across our business. The tools used by our chief operating decision maker ("CODM") to allocate resources and assess performance are based on our business of heavy civil marine construction.

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2013 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the revenues and expenses reported by the periods covered by the accompanying consolidated financial statements; and certain amounts disclosed in these Notes to Condensed Consolidated Financial Statements. Although these estimates and assumptions are based on management's assessment of the most recent information available, actual results could differ from those estimates and assumptions. Management continually evaluates its estimates, judgments and assumptions based on available information and past experience and makes adjustments accordingly. Please refer to Note 2 of Notes to Consolidated Financial statements included in our 2013 Form 10-K for a discussion of other significant estimates and assumptions affecting our condensed consolidated financial statements which are not discussed below.

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

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Unapproved claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  The Company records revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent we believe related collection is probable and includes no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at March 31, 2014 and December 31, 2013 consisted primarily of money market mutual funds and overnight bank deposits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in countries where the Company performs work, which amounts were insignificant in this reporting period.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of March 31, 2014. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2014 and December 31, 2013, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance of the work by the owner.  Retention at March 31, 2014 totaled $12.5 million, of which $1.8 million is expected to be collected beyond 2015.  Retention at December 31, 2013 totaled $10.4 million.

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

Fair Value Measurements

We evaluate and present certain amounts included in the accompanying consolidated financial statements at “fair value” in accordance with GAAP, which requires us to base our estimates on assumptions that market participants, in an orderly transaction, would use to price an asset or liability, and to establish a hierarchy that prioritizes the information used to determine fair value.  In measuring fair value, we use the following inputs in the order of priority indicated:

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

Inventory

Inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or market. Where shipping and handling costs are incurred by us, these charges are included in inventory and charged to cost of contract revenue upon use. Our non-current inventory consists of spare parts (including engines, cutters and gears) that require special order or long-lead times for manufacture or fabrication, but must be kept on hand to reduce downtime on a project.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheets and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. In 2012, several assets were identified and recorded as held for sale. During 2013, most of these assets were sold. The assets remaining at December 31, 2013 and March 31, 2014 are expected to be disposed of within one year.

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  Goodwill represents the costs in excess of fair values assigned to the underlying net assets in the acquisition.  In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired. In 2013, based on changes in our internal management structure and continuing consolidation efforts, we determined that our operations comprise a single reporting unit for goodwill impairment testing, which matches our single operating segment for financial reporting.

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

Stock-Based Compensation

The Company recognizes compensation expense for equity awards over the vesting period based on the fair value of these awards at the date of grant.  The computed fair value of these awards is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award.   The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of restricted stock grants is equivalent to the fair value of the stock issued on the date of grant, and is measured as the mean price of the stock on the date of grant.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $6.0 million and $5.8 million at March 31, 2014 and December 31, 2013, respectively.

Recent Accounting Pronouncements

The FASB issues accounting standards and updates (each, an "ASU") from time to time to its Accounting Standards Codification ("ASC"), which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB. The following are those recently issued ASUs most likely to affect the presentation of the Company's consolidated financial statements:

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

The new guidance is effective for the Company beginning January 1, 2014. The Company believes that adoption of the new guidance will not have a material impact on the Company’s financial statements.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of receivables (trade and retainage) at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014		December 31, 2013
Federal Government	$4,937	12%	$4,849	10%
State Governments	1,741	4%	4,002	8%
Local Governments	11,188	27%	8,857	18%
Private Companies	23,067	57%	31,829	64%
Total receivables	$40,933	100%	$49,537	100%

At March 31, 2014, a private sector customer, a local port authority and the US Army Corps of Engineers ("USCOE") represented 12.1%, 12.1% and 10.7% of total receivables, respectively. At December 31, 2013, a private sector customer accounted for 9.9% of total receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	%	2013	%
Federal	$11,897	15%	$20,031	27%
State	6,911	8%	6,219	8%
Local	13,505	17%	17,234	23%
Private	48,945	60%	31,575	42%
	$81,258	100%	$75,059	100%

In the three months ended March 31, 2014, a private customer generated 14.3% of revenues and the USCOE generated 13.8% of total revenues. In the three months ended March 31, 2013, the USCOE generated 11.7% of total revenues.

The Company does not believe that the loss of any one of these customers, other than the USCOE, would have a material adverse effect on the Company and its subsidiaries and affiliates.

4.	Contracts in Progress

Contracts in progress are as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$345,590	$360,678
Estimated earnings	58,969	47,208
	404,559	407,886
Less: Billings to date	(397,837)	(397,625)
	$6,722	$10,261
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,556	$24,856
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,834)	(14,595)
	$6,722	$10,261

Costs and estimated earnings in excess of billings on completed contracts, net of billings totaled $1.2 million at March 31, 2014.

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

5.	Property and Equipment

The following is a summary of property and equipment at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Automobiles and trucks	$2,038	$2,148
Building and improvements	22,828	22,828
Construction equipment	145,770	145,309
Dredges and dredging equipment	93,889	93,963
Office equipment	4,919	4,545
	269,444	268,793
Less: accumulated depreciation	(149,403)	(144,121)
Net book value of depreciable assets	120,041	124,672
Construction in progress	3,422	2,458
Land	36,992	14,793
	$160,455	$141,923

For the three months ended March 31, 2014, and 2013, depreciation expense was $5.6 million and $5.3 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 10).

In February 2014, the Company purchased approximately 340 acres of land located in the upper Houston Ship Channel, Harris County, Texas for approximately $22 million. The site is to be used as a private dredge material placement area, after certain improvements are completed in early 2014. The Company drew on the revolver portion of its credit facility to purchase the land.

The Company’s long-lived assets are substantially located in the United States.

6.	Inventory

Inventory at March 31, 2014 and December 31, 2013, of $3.4 million and $3.5 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at March 31, 2014 and December 31, 2013 totaled $5.7 million and $4.8 million in each period, respectively, and consisted primarily of spare engines components kept on hand for the Company's dredging assets.

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

The fair value of the Company's debt at March 31, 2014 and December 31, 2013 approximated its carrying value of $30.7 million and $8.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Beginning balance, January 1	$33,798	$33,798
Additions	—	—
Ending balance	$33,798	$33,798

No indicators of goodwill impairment were identified during the three months ended March 31, 2014.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	Three months ended March 31,
	2014	2013
Intangible assets, January 1	$7,602	$7,602
Additions	—	—
Total intangible assets, end of period	7,602	7,602

Accumulated amortization	$(7,404)	$(6,975)
Current year amortization	(28)	(124)
Total accumulated amortization	(7,432)	(7,099)

Net intangible assets, end of period	$170	$503

Intangible assets that were acquired in 2012 as part of the purchase of West Construction amortize over a period of one to three years, as follows:

	2014	2015
Amortization	$83	$87

9.	Accrued Liabilities

Accrued liabilities at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Accrued salaries, wages and benefits	$4,312	$3,604
Accrual for self-insurance liabilities	6,004	5,787
Property taxes	983	584
Sales taxes	156	481
Other accrued expenses	1,003	959
	$12,458	$11,415

10.	Long-term Debt and Line of Credit

The Company has a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC. The Credit Agreement, as amended, provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on June 30, 2014. The Company is working with its lenders to extend or renew the Credit Facility before the June 30 maturity date.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At March 31, 2014, our borrowing base reflected no limitation in borrowing availability.

At March 31, 2014, $22.5 million was outstanding on the revolver, reflecting the draw in February 2014 to fund the purchase of the dredge material placement area in Houston, Texas. Outstanding letters of credit, which totaled $742,000 at March 31, 2014, reduced our maximum borrowing availability to approximately $11.8 million.

Provisions of the term loan
At March 31, 2014, the term loan component of the Credit Facility totaled $8.2 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

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

Interest at March 31, 2014, was based on the Eurodollar-option interest rate of 2.19%. For the year ended December 31, 2013, the weighted average interest rate was 2.40%.

At March 31, 2014, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months.  The Company believes that its cash position is adequate for general business requirements and to service its debt.

11.	Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the three months ended March 31, 2014 and 2013 was 39% and 37% in each period, respectively. This differed from the Company's statutory rate of 35%

primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense, offset by a benefit related to state income taxes.

The Company assessed the realizability of its deferred tax assets at March 31, 2014, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible. As of March 31, 2014, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $2.6 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to utilize these NOL's against future income, due to expiration dates well into the future, and therefore no valuation allowance has been established. For federal tax reporting purposes, the Company has utilized its ability to carry back losses to 2009 and 2010. Approximately $7.6 million remains as a tax carryforward, which the Company believes it will be able to utilize before expiration.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to March 31, 2015.

In September 2013, the IRS issued its final regulations governing expenditures made on tangible property, and provides guidance on amounts paid to improve tangible property and acquire or produce tangible property, as well as guidance regarding the disposition of property and the expensing of supplies and materials (the “Repair Regulations"). Adoption and implementation is required for tax years beginning on or after January 1, 2014. The Company adopted the Repair Regulations on January 1, 2014. The Company does not anticipate adoption will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

12.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. During the period ended March 31, 2013, no potential common stock equivalents were included as the effect of such would be anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted loss per share:

	Three months ended March 31,
	2014	2013
Basic:
Weighted average shares outstanding	27,397,877	27,229,792
Diluted:
Total basic weighted average shares outstanding	27,397,877	27,229,792
Effect of dilutive securities:
Common stock options	—	—
Total weighted average shares outstanding assuming dilution	27,397,877	27,229,792
Anti-dilutive stock options	2,051,743	2,189,442
Shares of common stock issued from the exercise of stock options	21,014	33,966

13.	Stock-Based Compensation

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

In the three months ended March 31, 2014 and 2013, compensation expense related to stock based awards outstanding was $407,000 and $582,000, respectively.

In the three months ended March 31, 2014, 21,014 options were exercised, generating proceeds to the Company of approximately $136,000. In the three months ended March 31, 2013, the Company received proceeds of approximately $206,000 upon the exercise of 33,966 options.

At March 31, 2014, total unrecognized compensation expense related to unvested stock and options was approximately $2 million, which is expected to be recognized over a period of 2.5 years.

14.	Commitments and Contingencies

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2013 audited consolidated financial statements and notes thereto included in its 2013 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K  and with our unaudited financial statements and related notes appearing elsewhere in this quarterly report.

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, Canada and the Caribbean Basin. We also have a marketing presence, but no operations, in Australia. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 40% of our revenue in the three months ended March 31, 2014, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

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

Most of our revenue is derived from fixed-price contracts. There are a number of factors that can create variability in contract performance and therefore impact the results of our operations. The most significant of these include the following:

•	completeness and accuracy of the original bid;

•	increases in commodity prices such as concrete, steel and fuel;

•	customer delays, work stoppages, and other costs due to weather and environmental restrictions;

•	availability, skill level of workers; and

•	a change in availability and proximity of equipment and materials.

All of these factors can contribute to inefficiencies in contract performance, which can adversely affect the timing of revenue recognition and ultimate contract profitability. We plan our operations and bidding activity with these factors in mind and they have not had a material adverse impact on the results of our operations in the past.

First quarter 2014 recap and 2014 Outlook

In February 2014, we completed the purchase of approximately 340 acres of land in the upper Houston Ship Channel to be used as a dredge material placement area ("DMPA"). The purchase price of approximately $22 million in cash was funded through a draw on our existing credit facility. This purchase will allow us to service private customers along the upper Houston Ship Channel, deploy some of our dredging assets more efficiently, and generate additional revenue from disposal fees. This purchase provides us with one of the only operating private Dredge Material Placements Areas along the upper end of the Houston Ship Channel and should provide enough capacity to meet the needs of our customers in this area for at least the next decade. We expect to begin receiving dredge material in the second half of 2014.

As expected, we experienced a pull back in revenues in the first quarter, due to some project accelerations late last year. We ended the quarter with a record level backlog of $255.3 million, which does not include jobs in which we are apparent low bidder.

Our tracking database of future projects of interest remains strong for the foreseeable future, with a steady demand for our heavy civil marine construction services. We continue to identify new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, continue to be let at normal levels. However, current and future lettings from the US Army Corps of Engineers remain inconsistent and uncertain, putting pressure on the utilization of our dredging assets, which is expected to continue in the first half of 2014.

In the long-term, and subject to the funding constraints described above, we see positive trends in demands for our services in our end markets, including:

•	General demand to repair and improve degrading US marine infrastructure;

•
Improving economic conditions and increased activity in the petrochemical industry and energy related companies will necessitate capital expenditures, including larger projects, as well as maintenance call-out work;

•
Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;

•
The WRDA/WRRDA bills which will authorize expenditures for the conservation and development of the nation's waterways, as well as address funding deficiencies within the Harbor Maintenance Trust Fund; and

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill.

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

Backlog at March 31, 2014 was $255.3 million, as compared with $247.3 million at December 31, 2013.

Three months ended March 31, 2014 compared with three months ended March 31, 2013

	Three months ended March 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$81,258	100.0%	$75,059	100.0%
Cost of contract revenues	73,611	90.6	69,232	92.2
Gross profit	7,647	9.4	5,827	7.8
Selling, general and administrative expenses	7,964	9.8	7,691	10.2
Operating loss	(317)	(0.4)	(1,864)	(2.4)
Other income (expense)
Gain/(loss) on sale of assets	93	0.1	3	—
Other income	—	—	298	0.4
Interest income	10	—	10	—
Interest (expense)	(130)	(0.2)	(184)	(0.2)
Other (expense) income, net	(27)	—	127	0.2
Loss before income taxes	(344)	(0.4)	(1,737)	(2.2)
Income tax expense (benefit)	(134)	(0.2)	(640)	(0.9)
Net loss	(210)	(0.3)	(1,097)	(1.3)
Net loss attributable to noncontrolling interest	—	—	(7)	—
Net loss attributable to Orion common stockholders	$(210)	(0.3)	$(1,090)	(1.3)%

Contract Revenues. Despite some project schedule accelerations into the fourth quarter of 2013, revenues for the three months ended March 31, 2014 increased approximately 8% as compared with the first quarter of 2013. The increase resulted from the volume of work in backlog at the end of 2013, as well as work performed on new project awards during the quarter.

Revenue generated from private sector customers represented 60% of total revenues in the period, as compared with 42% in the prior year period. Revenue from private sector customers totaled approximately $49 million, or an increase of 55% compared with the first quarter of 2013. Improvement in the economy resulted in additional spending by private sector customers on capital infrastructure, particularly those customers in the petrochemical industry.

Contract revenue generated from public sector customers totaled $32.3 million, and represented 40% of total revenues in the first quarter of 2014, as compared with $43.5 million, or 58% of total revenues in the comparable period last year. The change from the prior year reflects continued uncertainty in lettings by the US Army Corps of Engineers. We view these shifts in revenue from one sector to another as normal in our business.

Gross Profit.   Gross profit was $7.6 million in the first quarter ended March 31, 2014, as compared with $5.8 million in the first quarter last year. The improvement was primarily related to better utilization of equipment, resulting from the increased volume of work in the quarter, as well as production improvements on jobs nearing completion. Gross margin in the first quarter was 9.4%, as compared with 7.8% last year, reflecting the mix of contracts in progress, which include some pockets of pricing improvement in the current year. As measured by cost, our self performance was 85% in the first quarter of 2014 and 83% in the first quarter last year. A higher level of job self-performance typically reflects less reliance on third party subcontractors, and generally results in higher margins.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $8.0 million, an increase of 3.5% compared with last year. The increase was due generally to additional personnel and related expenses, including group medical expense.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Expense (Benefit).  We have estimated our annual effective tax rate at 39% for 2014. This differs from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to state income taxes. Our effective rate for the in the period ended March 31, 2013 was 36.8%.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2014, our working capital was $46.3 million, as compared with $65.5 million at December 31, 2013. As of March 31, 2014, we had cash on hand of $45.6 million. Availability under our revolving credit facility was subject to a borrowing base, which did not limit our borrowing availability. Due to the purchase of the land in February 2014 through a draw on the credit facility, our borrowing capacity at March 31, 2014 was limited to approximately $11.8 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Cash flows provided by operating activities	$6,536	$8,162
Cash flows used in investing activities	$(24,030)	$(2,678)
Cash flows (used in) provided by financing activities	$22,247	$(2,683)

Capital expenditures (included in investing activities above)	$(2,005)	$(2,691)

Operating Activities. In the first three months of 2014, our operations provided approximately $6.5 million in net cash inflows, as compared with cash provided by operations in the prior year period of $8.2 million. The change in cash between periods was related to:

•	a decrease in our net loss of approximately $0.9 million;

•
a decrease in trade account receivable balances, reflecting collections on accounts as well as the timing of billings to customers; however this decrease was more significant in the prior year period, resulting in a net outflow between periods of $6.5 million;

•
net inflow of cash of $3.6 million between periods related to billings to and payments from customers for costs that cannot be billed, or receipt of payments for items such as mobilization at project commencement;

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $2.0 million in the first three months of 2014, as compared with $2.7 million in 2013. In addition, in February 2014, we purchased a dredge material placement area along the northern section of the Houston Ship Channel for approximately $22 million.

Financing Activities. In the current year period, we funded the purchase of land in Houston, Texas from our Credit Facility through draws totaling $22.5 million. In addition, we made scheduled installment payments on the term loan which reduced the balance to $8.2 million.

Sources of Capital

The Company has a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC. The Credit Agreement, as amended, provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.   Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on June 30, 2014. The Company is working with its lenders to extend or renew the Credit Facility before the June 30 maturity date.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At March 31, 2014, our borrowing base reflected no limitation in borrowing availability.

At March 31, 2014, $22.5 million was outstanding under the revolver, reflecting the draw in February 2014 to fund the purchase of the dredge material placement area in Houston, Texas. Outstanding letters of credit, which totaled $742,000 at March 31, 2014, reduced our maximum borrowing availability to approximately $11.8 million.

Provisions of the term loan
At March 31, 2014, the term loan component of the Credit Facility totaled $8.175 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

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

Interest at March 31, 2014, was based on a Eurodollar-option interest rate of 2.19%. For the year ended December 31, 2013, the weighted average interest rate was 2.40%.

At March 31, 2014, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months.  The Company believes its cash position is adequate for general business requirements and to service its debt.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At March 31, 2014, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $100 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At March 31, 2014, we had $30.7 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate over the three month period of 2.20%.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2012 Form 10-K

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended March 31, 2014.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

None.

Item 5.  Other Information

None.

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
May 2, 2014	J. Michael Pearson
Chief Executive Officer

By:	/s/ Mark R. Stauffer
May 2, 2014	Mark R. Stauffer
President

By:	/s/ Christopher J. DeAlmeida
May 2, 2014	Christopher J. DeAlmeida
Vice President and Chief Financial Officer