Form 10-Q
period 2014-06-30
Orion Marine Group Inc
filed 2014-08-01
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of August 1, 2014, 27,447,966 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2014

Part I - Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$34,370	$40,859
Accounts receivable:
Trade, net of allowance of $0	26,997	39,110
Retainage	15,032	10,427
Other	394	2,040
Income taxes receivable	1,244	333
Inventory	4,082	3,520
Deferred tax asset	726	726
Costs and estimated earnings in excess of billings on uncompleted contracts	30,556	24,856
Asset held for sale	375	417
Prepaid expenses and other	2,580	2,990
Total current assets	116,356	125,278
Accounts receivable, non-current	1,410	—
Property and equipment, net	163,512	141,923
Inventory, non-current	5,636	4,772
Goodwill	33,798	33,798
Intangible assets, net of amortization	60	197
Other assets	234	240
Total assets	$321,006	$306,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$30,675	$8,564
Accounts payable:
Trade	19,838	23,105
Retainage	1,623	1,667
Accrued liabilities	14,493	11,415
Taxes payable	356	459
Billings in excess of costs and estimated earnings on uncompleted contracts	7,922	14,595
Total current liabilities	74,907	59,805
Other long-term liabilities	502	526
Deferred income taxes	17,978	17,978
Deferred revenue	58	87
Total liabilities	93,445	78,396
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,765,697 and 27,710,775 issued; 27,447,966 and 27,393,045 outstanding at June 30, 2014 and December 31, 2013, respectively	278	278
Treasury stock, 317,731 shares, at cost	(3,003)	(3,003)
Additional paid-in capital	165,092	163,970
Retained earnings	65,194	66,567
Equity attributable to common stockholders	227,561	227,812
Noncontrolling interest	—	—
Total stockholders’ equity	227,561	227,812
Total liabilities and stockholders’ equity	$321,006	$306,208
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Contract revenues	$90,251	$84,081	$171,509	$159,140
Costs of contract revenues	84,378	76,205	157,989	145,431
Gross profit	5,873	7,876	13,520	13,709
Selling, general and administrative expenses	8,129	7,826	16,093	15,517
(Loss) income from operations	(2,256)	50	(2,573)	(1,808)
Other income (expense)
Gain from sale of assets, net	84	45	176	48
Other income	467	316	467	614
Interest income	—	1	10	12
Interest expense	(194)	(132)	(324)	(316)
Other income, net	357	230	329	358
(Loss) income before income taxes	(1,899)	280	(2,244)	(1,450)
Income tax benefit	(736)	(22)	(871)	(661)
Net (loss) income	(1,163)	302	$(1,373)	$(789)
Net loss attributable to noncontrolling interest	—	(18)	—	(25)
Net (loss) income attributable to Orion common stockholders	$(1,163)	$320	$(1,373)	$(764)

Basic (loss) income per share	$(0.04)	$0.01	$(0.05)	$(0.03)
Diluted (loss) income per share	$(0.04)	$0.01	$(0.05)	$(0.03)
Shares used to compute (loss) income per share
Basic	27,422,658	27,270,367	27,410,384	27,250,268
Diluted	27,422,658	27,600,661	27,410,384	27,250,268

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2013	27,710,775	$278	(317,731)	$(3,003)	$163,970	$66,567	$227,812
Stock-based compensation					782		782
Exercise of stock options	54,922	—			340		340
Net loss						(1,373)	(1,373)
Balance, June 30, 2014	27,765,697	$278	(317,731)	$(3,003)	$165,092	$65,194	$227,561

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,373)	$(885)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization	11,263	10,728
Deferred financing cost amortization	—	35
Bad debt recoveries	(7)	(3)
Deferred income taxes	(911)	(747)
Stock-based compensation	782	1,132
Gain on sale of property and equipment	(176)	(48)
Change in operating assets and liabilities:
Accounts receivable	7,751	14,905
Income tax receivable	—	269
Inventory	(1,426)	(869)
Prepaid expenses and other	498	930
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,700)	(647)
Accounts payable	(3,311)	(9,324)
Accrued liabilities	3,054	(2,762)
Income tax payable	(103)	86
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,673)	(5,700)
Deferred revenue	(29)	(29)
Net cash provided by operating activities	3,639	7,071
Cash flows from investing activities:
Proceeds from sale of property and equipment	338	81
Purchase of land	(22,199)	—
Purchase of property and equipment	(10,718)	(6,917)
Net cash used in investing activities	(32,579)	(6,836)
Cash flows from financing activities:
Borrowings from Credit Facility	22,500	—
Contribution from non controlling interest	—	33
Payments made on borrowings from Credit Facility	(389)	(3,278)
Exercise of stock options	340	510
Net cash provided by (used in) financing activities	22,451	(2,735)
Net change in cash and cash equivalents	(6,489)	(2,500)
Cash and cash equivalents at beginning of period	40,859	43,084
Cash and cash equivalents at end of period	$34,370	$40,584
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$325	$337
Taxes (net of refunds)	$146	$(269)
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of heavy civil marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, and in Alaska, Canada and the Caribbean Basin and acts as a single source turn-key solution for our customers' marine contracting needs. Our heavy civil marine construction services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, and specialty services.  We are headquartered in Houston, Texas.

Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations currently comprise one reportable segment pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting.  In making this determination, we considered the similar economic characteristics of our operations. The methods used, and the internal processes employed to deliver our heavy civil marine construction services are similar throughout our business, including standardized estimating, project controls and project management. We have the same customers with similar funding drivers throughout our business, and we comply with regulatory environments driven through Federal agencies such as the US Army Corps of Engineers, US Fish and Wildlife Service, US Environmental Protection Agency and the US Occupational Safety and Health Administration, among others. Additionally, our business is driven by macro-economic considerations including import/export seaborne transportation, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across our business. The tools used by our chief operating decision maker ("CODM") to allocate resources and assess performance are based on our business of heavy civil marine construction.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the revenues and expenses reported by the periods covered by the accompanying consolidated financial statements; and certain amounts disclosed in these Notes to Condensed Consolidated Financial Statements. Although these estimates and assumptions are based on management's assessment of the most recent information available, actual results could differ from those estimates and assumptions. Management continually evaluates its estimates, judgments and assumptions based on available information and past experience and makes adjustments accordingly. Please refer to Note 2 of the Notes to Consolidated Financial statements included in our 2013 Form 10-K for a discussion of other significant estimates and assumptions affecting our condensed consolidated financial statements which are not discussed below.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at June 30, 2014 and December 31, 2013 consisted primarily of money market mutual funds and overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of June 30, 2014. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of June 30, 2014 and December 31, 2013, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance of the work by the owner.  Retention at June 30, 2014 totaled $15.0 million, of which $1.0 million is expected to be collected beyond June 30, 2015.  Retention at December 31, 2013 totaled $10.4 million.

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

Fair Value Measurements

We evaluate and present certain amounts included in the accompanying consolidated financial statements at “fair value” in accordance with U. S. GAAP, which requires us to base our estimates on assumptions that market participants, in an orderly transaction, would use to price an asset or liability, and to establish a hierarchy that prioritizes the information used to determine fair value.  In measuring fair value, we use the following inputs in the order of priority indicated:

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheets and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. The assets held for sale remaining at June 30, 2014 and December 31, 2013 are expected to be disposed of within one year.

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

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by U. S. GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against any deferred tax asset. The current provision for income tax is based upon the current tax laws and the Company’s interpretation of these laws, as well as the probable outcomes of any tax audits. The value of any net deferred tax asset depends upon estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that the Company does not expect to realize. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting the Company’s financial position and results of operations. The Company computes deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $5.7 million and $5.8 million at June 30, 2014 and December 31, 2013, respectively.

Recent Accounting Pronouncements

The FASB issues accounting standards and updates (each, an "ASU") from time to time to its Accounting Standards Codification, which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB. The following are those recently issued ASUs most likely to affect the presentation of the Company's consolidated financial statements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This comprehensive new revenue recognition standard will supersede existing revenue guidance under U. S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for the Company beginning January 1, 2017. The Company has not yet determined the impact to the Company’s financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. This guidance was issued to resolve diversity in practice. The guidance is effective for the Company beginning January 1, 2016. The Company believes that adoption of the new guidance will not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance for the presentation of an unrecognized tax benefit when, among other things, a net operating loss carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The new guidance was effective for the Company beginning January 1, 2014. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of receivables (trade and retainage) at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014		December 31, 2013
Federal Government	$2,223	5%	$4,849	10%
State Governments	508	1%	4,002	8%
Local Governments	10,744	26%	8,857	18%
Private Companies	28,554	68%	31,829	64%
Total receivables	$42,029	100%	$49,537	100%

At June 30, 2014, a private sector customer and a local port authority represented 22.5% and 9.9% of total receivables, respectively. At December 31, 2013, a private sector customer accounted for 9.9% of total receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the three months and six months ended June 30, 2014 and 2013.

	Three months ended June 30,				Six months ended June 30,
	2014	%	2013	%	2014	%	2013	%
Federal	$6,496	7%	$16,544	19%	$18,393	11%	$36,493	23%
State	10,881	12%	5,797	7%	17,791	10%	12,016	8%
Local	20,586	23%	13,065	16%	34,092	20%	26,186	16%
Private	52,288	58%	48,675	58%	101,233	59%	84,445	53%
	$90,251	100%	$84,081	100%	$171,509	100%	$159,140	100%

In the three months ended June 30, 2014, two private customers generated 11.5% and 10.9% of revenues, respectively. In the three months ended June 30, 2013, the United States Corps of Engineers (USCOE) generated 19.0% of total revenues. In the six months ended June 30, 2014, two private customers generated 12.5% and 10.7% of revenues, respectively. For the six months ended June 30, 2013 the USCOE generated 16.3% of total revenues.

The Company does not believe that the loss of any one of these customers would have a material adverse effect on the Company and its subsidiaries and affiliates.

4.	Contracts in Progress

Contracts in progress are as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$445,011	$360,678
Estimated earnings	77,616	47,208
	522,627	407,886
Less: Billings to date	(499,993)	(397,625)
	$22,634	$10,261
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,556	$24,856
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,922)	(14,595)
	$22,634	$10,261

Costs and estimated earnings in excess of billings on completed contracts, net of billings totaled $0.8 million at June 30, 2014.

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

5.	Property and Equipment

The following is a summary of property and equipment at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Automobiles and trucks	$2,048	$2,148
Building and improvements	23,058	22,828
Construction equipment	146,632	145,309
Dredges and dredging equipment	94,428	93,963
Office equipment	4,533	4,545
	270,699	268,793
Less: accumulated depreciation	(154,337)	(144,121)
Net book value of depreciable assets	116,362	124,672
Construction in progress	10,158	2,458
Land	36,992	14,793
	$163,512	$141,923

For the three months ended June 30, 2014, and 2013, depreciation expense was $5.6 million and $5.3 million, respectively, and for the sixth month period, depreciation expense was $11.2 million and $10.5 million in 2014 and 2013, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 10).

In February 2014, the Company purchased approximately 340 acres of land located in the upper Houston Ship Channel, Harris County, Texas for approximately $22 million. The site is being used as a private dredge material placement area, after certain improvements were completed in early 2014. The Company drew on the revolver portion of its credit facility to purchase the land.

The Company’s long-lived assets are substantially located in the United States.

6.	Inventory

Inventory at June 30, 2014 and December 31, 2013, of $4.1 million and $3.5 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at June 30, 2014 and December 31, 2013 totaled $5.6 million and $4.8 million in each period, respectively, and consisted primarily of spare engines components kept on hand for the Company's dredging assets.

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

The fair value of the Company's debt at June 30, 2014 and December 31, 2013 approximated its carrying value of $30.7 million and $8.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

In addition, we have a noncurrent receivable in the amount of $1.4 million. We believe the carrying value of this receivable approximates its fair value.

8.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Beginning balance, January 1	$33,798	$33,798
Additions	—	—
Ending balance	$33,798	$33,798

No indicators of goodwill impairment were identified during the six months ended June 30, 2014.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	Six months ended June 30,
	2014	2013
Intangible assets, January 1	$7,602	$7,602
Additions	—	—
Total intangible assets, end of period	7,602	7,602

Accumulated amortization	$(7,404)	$(6,975)
Current year amortization	(56)	(241)
Total accumulated amortization	(7,460)	(7,216)

Net intangible assets, end of period	$142	$386

Intangible assets that were acquired in 2012 as part of the purchase of West Construction amortize over a period of one to three years, as follows:

	2014	2015
Amortization	$55	$87

9.	Accrued Liabilities

Accrued liabilities at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Accrued salaries, wages and benefits	$5,775	$3,604
Accrual for self-insurance liabilities	5,715	5,787
Property taxes	1,320	584
Sales taxes	358	481
Other accrued expenses	1,325	959
	$14,493	$11,415

10.	Long-term Debt and Line of Credit

The Company has a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC. The Credit Agreement, as amended, provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on June 30, 2015.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At June 30, 2014, our borrowing base reflected no limitation in borrowing availability.

At June 30, 2014, $22.5 million was outstanding on the revolver, reflecting the draw in February 2014 to fund the purchase of the dredge material placement area in Houston, Texas. Outstanding letters of credit, which totaled $742,000 at June 30, 2014, reduced our maximum borrowing availability to approximately $11.8 million.

Provisions of the term loan
At June 30, 2014, the term loan component of the Credit Facility totaled $8.2 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

Financial covenants
Restrictive financial covenants under the Credit Facility include:

•	A Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 at all times;

•	A Leverage Ratio of not greater than 2.50 to 1.00 at all times;

•	A Profitability Covenant such that the Company shall not have a consolidated quarterly loss of greater than $3,250,000 for the second fiscal quarter of 2014 and;

•
A Profitability Covenant such that the Company and its Subsidiaries shall not sustain a consolidated net loss in respect of any four consecutive fiscal quarter periods commencing with the third quarter of 2014.

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

Interest at June 30, 2014, based on the Eurodollar-option interest rate, was 2.19%. For the year ended December 31, 2013, the weighted average interest rate was 2.40%.

At June 30, 2014, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

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

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the six months ended June 30, 2014 and 2013 was 38.8% and 42.8% in each period, respectively. This differed from the Company's statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense, offset by a benefit related to state income taxes.

The Company assessed the realizability of its deferred tax assets at June 30, 2014, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible. As of June 30, 2014, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $2.6 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to utilize these NOL's against future income, due to expiration dates well into the future, and therefore no valuation allowance has been established. For federal tax reporting purposes, the Company has utilized its ability to carry back losses to 2009 and 2010. Approximately $7.7 million remains as a tax carryforward, which the Company believes it will be able to utilize before expiration.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to June 30, 2015.

In September 2013, the IRS issued its final regulations governing expenditures made on tangible property, and provides guidance on amounts paid to improve tangible property and acquire or produce tangible property, as well as guidance regarding the disposition of property and the expensing of supplies and materials (the “Repair Regulations"). Adoption and implementation is required for tax years beginning on or after January 1, 2014. The Company adopted the Repair Regulations on January 1, 2014. The adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

12.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. In the three months ended June 30, 2014, as well as in the six month periods ended June 30, 2014 and 2013, no potential common stock equivalents were included as the effect of such would be anti-dilutive. During the three month period ended June 30, 2013, incremental shares related to 1,344,211 potential common stock equivalents were included in the computation of diluted earnings per share.

The following table reconciles the denominators used in the computations of both basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic:
Weighted average shares outstanding	27,422,658	27,270,367	27,410,384	27,250,268
Diluted:
Total basic weighted average shares outstanding	27,422,658	27,270,367	27,410,384	27,250,268
Effect of dilutive securities:
Common stock options	—	330,294	—	—
Total weighted average shares outstanding assuming dilution	27,422,658	27,600,661	27,410,384	27,250,268
Anti-dilutive stock options	795,133	784,294	795,133	798,345
Shares of common stock issued from the exercise of stock options	33,908	63,134	54,922	97,100

13.	Stock-Based Compensation

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

In the three months ended June 30, 2014 and 2013, compensation expense related to stock based awards outstanding was $375,000 and $548,000, respectively, and for the six month period, compensation expense was $0.8 million and $1.1 million, respectively.

In the three months ended June 30, 2014, 33,908 options were exercised, generating proceeds to the Company of approximately $203,000. In the three months ended June 30, 2013, the Company received proceeds of approximately $302,000 upon the exercise of 63,134 options. In the six months ended June 30, 2014, 54,922 options were exercised, generating proceeds to the Company of approximately $340,000. In the six months ended June 30, 2013, the Company received proceeds of approximately $510,000 upon the exercise of 97,100 options.

At June 30, 2014, total unrecognized compensation expense related to unvested stock and options was approximately $1.6 million, which is expected to be recognized over a period of approximately two years.

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

Overview
Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of heavy civil marine construction and specialty services on, over and under the water along the Gulf Coast, the Atlantic Seaboard, the West Coast, and in Alaska, Canada and the Caribbean Basin and acts as a single source turn-key solution for its customers' marine contracting needs. Our heavy civil marine construction services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, and specialty services.  We are headquartered in Houston, Texas. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 42% of our revenue in the three months ended June 30, 2014, as well as private commercial and industrial enterprises.

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

Second quarter 2014 recap and 2014 Outlook

As expected, fluctuations in the mix of projects in the second quarter led to gaps in project schedules which put pressure on margins due to idle labor and equipment. However, we ended the quarter with a record level backlog of $281.6 million, which does not include jobs in which we are apparent low bidder.

Our tracking database of future projects of interest remains strong for the foreseeable future, with a steady demand for our heavy civil marine construction services. We continue to identify new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure. Additionally, we expect to continue to see some lettings from the Corps of Engineers before the end of the Corps' fiscal year. As a result, we expect to see improvement in the utilization of our assets in the back half of the year. The second half will also benefit from the revenues generated from our Dredge Material Placement Area (DMPA) fees.

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

•
The WRDA/WRRDA bills which passed; authorizing expenditures for the conservation and development of the nation's waterways, as well as address funding deficiencies within the Harbor Maintenance Trust Fund; and

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

Backlog at June 30, 2014 was $281.6 million, as compared with $247.3 million at December 31, 2013.

Three months ended June 30, 2014 compared with three months ended June 30, 2013

	Three months ended June 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$90,251	100.0%	$84,081	100.0%
Cost of contract revenues	84,378	93.5	76,205	90.6
Gross profit	5,873	6.5	7,876	9.4
Selling, general and administrative expenses	8,129	9.0	7,826	9.3
(Loss) income from operations	(2,256)	(2.5)	50	0.1
Other income (expense)
Gain on sale of assets, net	84	0.1	45	0.1
Other income	467	0.5	316	0.4
Interest income	—	—	1	—
Interest expense	(194)	(0.2)	(132)	(0.2)
Other income, net	357	0.4	230	0.3
(Loss) income before income taxes	(1,899)	(2.1)	280	0.3
Income tax benefit	(736)	(0.8)	(22)	(0.1)
Net (loss) income	(1,163)	(1.3)	302	0.2
Net loss attributable to noncontrolling interest	—	—	(18)	—
Net (loss) income attributable to Orion common stockholders	$(1,163)	(1.3)	$320	0.2%

Contract Revenues. Revenues for the three months ended June 30, 2014 increased approximately 7% as compared with the second quarter of 2013. The increase resulted from the volume of work in backlog at the end of 2013, as well as work performed on new project awards during the quarter.

Revenue generated from private sector customers represented 58% of total revenues in the period, which is comparable with the prior year period. Revenue from private sector customers totaled approximately $52 million, or an increase of 7% compared with the second quarter of 2013. Improvement in the economy resulted in additional spending by private sector customers on capital infrastructure, particularly those customers in the petrochemical industry.

Contract revenue generated from public sector customers totaled $38 million, and represented 42% of total revenues in the second quarter of 2014, as compared with $35.2 million, or 42% of total revenues in the comparable period last year.

Gross Profit.   Gross profit was $5.9 million in the second quarter ended June 30, 2014, as compared with $7.9 million in the second quarter last year. During the second quarter of 2014, gross profit margin decreased as a result of idle labor and equipment as start dates on certain projects were delayed, creating gaps in project schedules. Gross margin in the second quarter was 6.5%, as compared with 9.4% last year, reflecting the mix of contracts in progress, resulting in idle labor and equipment. As measured by cost, our self performance was 83% in the six months ended of both 2014 and 2013. A higher level of job self-performance typically reflects less reliance on third party subcontractors.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the second quarter of 2014 were $8.1 million, an increase of 3.9% compared with last year. The increase was due generally to additional personnel and related expenses, including group medical expense.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 39% for 2014. This differs from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to state income taxes. Our effective rate for the period ended June 30, 2014 was 38.8%.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2014, our working capital was $41.9 million, as compared with $65.5 million at December 31, 2013. As of June 30, 2014, we had cash on hand of $34.4 million. Availability under our revolving credit facility was subject to a borrowing base, which did not limit our borrowing availability. Due to the purchase of the land in February 2014 through a draw on the credit facility, our borrowing capacity at June 30, 2014 was limited to approximately $11.8 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Cash flows provided by operating activities	$3,639	$7,071
Cash flows used in investing activities	$(32,579)	$(6,836)
Cash flows provided by (used in) financing activities	$22,451	$(2,735)

Capital expenditures (included in investing activities above)	$(10,718)	$(6,917)

Operating Activities. In the first six months of 2014, our operations provided approximately $3.6 million in net cash inflows, as compared with cash provided by operations in the prior year period of $7.1 million. The change in cash between periods was related to:

•	an increase in our net loss of approximately $0.5 million;

•
a decrease in trade account receivable balances, reflecting collections on accounts as well as the timing of billings to customers; however this decrease was more significant in the prior year period, resulting in a net outflow between periods of $7.2 million;

•
net inflow of cash of $3.0 million between periods related to billings to and payments from customers for costs that cannot be billed, or receipt of payments for items such as mobilization at project commencement;

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $10.7 million in the first six months of 2014, as compared with $6.9 million in 2013. In addition, in February 2014, we purchased a dredge material placement area in the upper Houston Ship Channel for approximately $22 million.

Financing Activities. In the current year period, we funded the purchase of land in Houston, Texas from our Credit Facility through draws totaling $22.5 million. In addition, we made scheduled installment payments on the term loan which reduced the balance to $8.2 million.

Sources of Capital

The Company has a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC. The Credit Agreement, as amended, provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal

balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.   Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on June 30, 2015.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At June 30, 2014, our borrowing base reflected no limitation in borrowing availability.

At June 30, 2014, $22.5 million was outstanding under the revolver, reflecting the draw in February 2014 to fund the purchase of the dredge material placement area in Houston, Texas. Outstanding letters of credit, which totaled $742,000 at June 30, 2014, reduced our maximum borrowing availability to approximately $11.8 million.

Provisions of the term loan
At June 30, 2014, the term loan component of the Credit Facility totaled $8.2 million and is secured by specific dredge assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

Financial covenants
Restrictive financial covenants under the Credit Facility include:

•	A Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 at all times;

•	A Leverage Ratio of not greater than 2.50 to 1.00 at all times;

•	A Profitability Covenant such that the Company shall not have a consolidated quarterly loss of greater than $3,250,000 for the second fiscal quarter of 2014, and;

•
A Profitability Covenant such that the Company and its Subsidiaries shall not sustain a consolidated net loss in respect of any four consecutive fiscal quarter periods commencing with the third quarter of 2014.

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

Interest at June 30, 2014, based on a Eurodollar-option interest rate, was 2.19%. For the year ended December 31, 2013, the weighted average interest rate was 2.40%.

At June 30, 2014, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months.  The Company believes its cash position is adequate for general business requirements and to service its debt.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At June 30, 2014, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $190 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At June 30, 2014, we had $30.7 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate over the three month period of 2.19%.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

PART II -- Other Information

Item 1.  Legal Proceedings

For information about litigation involving us, see Note 14 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1of Part II.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2013 Form 10-K

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended June 30, 2014.

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

10.1
Second Amendment to Credit Agreement dated as of June 27, 2014 between Orion Marine Group, Inc. and Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC as Sole Lead Arranger and Bookrunner

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
August 1, 2014	J. Michael Pearson
Chief Executive Officer

By:	/s/ Mark R. Stauffer
August 1, 2014	Mark R. Stauffer
President

By:	/s/ Christopher J. DeAlmeida
August 1, 2014	Christopher J. DeAlmeida
Vice President and Chief Financial Officer