Form 10-Q
period 2014-09-30
Orion Marine Group Inc
filed 2014-10-31
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of October 31, 2014, 27,520,648 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2014

Part I - Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$45,858	$40,859
Accounts receivable:
Trade, net of allowance of $0	30,977	39,110
Retainage	16,640	10,427
Other	1,087	2,040
Income taxes receivable	333	333
Inventory	4,019	3,520
Deferred tax asset	726	726
Costs and estimated earnings in excess of billings on uncompleted contracts	38,671	24,856
Asset held for sale	375	417
Prepaid expenses and other	2,043	2,990
Total current assets	140,729	125,278
Accounts receivable, non-current, net of allowance of $270,000 and $0, respectively	1,694	—
Property and equipment, net	164,471	141,923
Inventory, non-current	5,530	4,772
Goodwill	33,798	33,798
Intangible assets, net of amortization	32	197
Other assets	231	240
Total assets	$346,485	$306,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$33,396	$8,564
Accounts payable:
Trade	28,466	23,105
Retainage	1,494	1,667
Accrued liabilities	16,215	11,415
Taxes payable	1,161	459
Billings in excess of costs and estimated earnings on uncompleted contracts	15,949	14,595
Total current liabilities	96,681	59,805
Other long-term liabilities	491	526
Deferred income taxes	17,978	17,978
Deferred revenue	44	87
Total liabilities	115,194	78,396
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,841,840 and 27,710,775 issued; 27,520,648 and 27,393,045 outstanding at September 30, 2014 and December 31, 2013, respectively	278	278
Treasury stock, 317,731 shares, at cost	(3,003)	(3,003)
Additional paid-in capital	165,862	163,970
Retained earnings	68,154	66,567
Equity attributable to common stockholders	231,291	227,812
Noncontrolling interest	—	—
Total stockholders’ equity	231,291	227,812
Total liabilities and stockholders’ equity	$346,485	$306,208
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Contract revenues	$106,976	$88,992	$278,485	$248,131
Costs of contract revenues	94,070	83,381	252,060	228,859
Gross profit	12,906	5,611	26,425	19,272
Selling, general and administrative expenses	7,859	7,974	23,953	23,491
Income (loss) from operations	5,047	(2,363)	2,472	(4,219)
Other (expense) income
(Loss) gain from sale of assets, net	(12)	—	165	—
Other income	1	—	467	614
Interest income	—	—	12	13
Interest expense	(198)	(111)	(523)	(427)
Other (expense) income, net	(209)	(111)	121	200
Income (loss) before income taxes	4,838	(2,474)	2,593	(4,019)
Income tax expense (benefit)	1,876	(1,500)	1,006	(2,161)
Net income (loss)	2,962	(974)	$1,587	$(1,858)
Net loss attributable to noncontrolling interest	—	(31)	—	(56)
Net income (loss) attributable to Orion common stockholders	$2,962	$(943)	$1,587	$(1,802)

Basic income (loss) per share	$0.11	$(0.03)	$0.06	$(0.07)
Diluted income (loss) per share	$0.11	$(0.03)	$0.06	$(0.07)
Shares used to compute income (loss) per share
Basic	27,468,240	27,318,180	27,430,162	27,273,176
Diluted	27,802,734	27,318,180	27,809,208	27,273,176

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2013	27,710,775	$278	(317,731)	$(3,003)	$163,970	$66,567	$227,812
Stock-based compensation					1,098		1,098
Exercise of stock options	130,705	—			794		794
Net income						1,587	1,587
Balance, September 30, 2014	27,841,480	$278	(317,731)	$(3,003)	$165,862	$68,154	$231,291

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$1,587	$(1,858)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization	17,631	16,187
Deferred financing cost amortization	—	53
Bad debt expense (recoveries)	261	(2)
Deferred income taxes	—	(2,639)
Stock-based compensation	1,098	1,636
Loss on sale of property and equipment	(165)	(59)
Change in operating assets and liabilities:
Accounts receivable	918	1,078
Income tax receivable	—	195
Inventory	(1,257)	(1,105)
Prepaid expenses and other	1,038	1,803
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,815)	(5,901)
Accounts payable	5,188	(4,877)
Accrued liabilities	4,765	(1,122)
Income tax payable	703	519
Billings in excess of costs and estimated earnings on uncompleted contracts	1,354	(1,726)
Deferred revenue	(44)	(43)
Net cash provided by operating activities	19,262	2,139
Cash flows from investing activities:
Proceeds from sale of property and equipment	441	191
Purchase of land	(22,199)	—
Purchase of property and equipment	(18,131)	(11,751)
Net cash used in investing activities	(39,889)	(11,560)
Cash flows from financing activities:
Borrowings from Credit Facility	26,000	—
Contribution from non controlling interest	—	33
Payments made on borrowings from Credit Facility	(1,168)	(3,278)
Exercise of stock options	794	737
Net cash provided by (used in) financing activities	25,626	(2,508)
Net change in cash and cash equivalents	4,999	(11,929)
Cash and cash equivalents at beginning of period	40,859	43,084
Cash and cash equivalents at end of period	$45,858	$31,155
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$459	$393
Taxes (net of refunds)	$262	$(267)
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of heavy civil marine construction and specialty services on, over and under the water in the continental United States and Alaska, Canada and the Caribbean Basin and act as a single source turn-key solution for our customers' marine contracting needs. Our heavy civil marine construction services include marine transportation facility construction, marine pipeline construction, construction of marine environmental structures, dredging of waterways, channels and ports, environmental dredging, and specialty services.  We are headquartered in Houston, Texas.

Although we describe our business in this report in terms of the services we provide, our base of customers and the areas in which we operate, we have concluded that our operations currently comprise one reportable segment pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting.  In making this determination, we considered the similar economic characteristics of our operations. The methods used, and the internal processes employed to deliver our heavy civil marine construction services are similar throughout our business, including standardized estimating, project controls and project management. We have the same customers with similar funding drivers throughout our business, and we comply with regulatory environments driven through Federal agencies such as the US Army Corps of Engineers, US Fish and Wildlife Service, US Environmental Protection Agency and the US Occupational Safety and Health Administration, among others. Additionally, our business is driven by macro-economic considerations including import/export seaborne transportation, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across our business. The tools used by our chief operating decision maker ("CODM") to allocate resources and assess performance are based on our business of heavy civil marine construction.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers comparing contract costs incurred against estimated contract costs to be the best available measure of progress on these contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Unapproved claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  The Company records revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent we believe related collection is probable and includes no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at September 30, 2014 and December 31, 2013 consisted primarily of money market mutual funds and overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of September 30, 2014. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of September 30, 2014 and December 31, 2013, the Company had recorded an allowance for doubtful accounts of $270 thousand and $0, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance of the work by the owner.  Retention at September 30, 2014 totaled $16.6 million, of which $1.2 million is expected to be collected beyond September 30, 2015.  Retention at December 31, 2013 totaled $10.4 million.

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

Dry-docking costs are capitalized and amortized on the straight-line method over a period ranging from three to 15 years.  Dry-docking activities include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel.  Amortization related to dry-docking activities is included as a component of depreciation.  These activities and the related amortization periods are periodically reviewed to determine if the estimates are accurate.  If warranted, a significant upgrade of equipment may result in a revision to the useful life of the asset, in which case, the change is accounted for prospectively.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheets and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. The assets held for sale remaining at September 30, 2014 and December 31, 2013 are expected to be disposed of within one year.

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

The Company maintains three levels of excess loss insurance coverage, totaling $150 million in excess of primary liability coverage. The Company’s excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $7.6 million and $5.8 million at September 30, 2014 and December 31, 2013, respectively.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Management of public and private companies is required to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued (or available to be issued as applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The assessment will be similar to the one auditors historically have performed under auditing standards. The guidance is effective for the Company beginning January 1, 2017. The Company believes adoption of this guidance will not have a material impact on the Company's financial statements.

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

3.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014		December 31, 2013
Federal Government	$1,014	2%	$4,849	10%
State Governments	2,532	5%	4,002	8%
Local Governments	14,171	30%	8,857	18%
Private Companies	29,900	63%	31,829	64%
Total receivables	$47,617	100%	$49,537	100%

At September 30, 2014, a private sector customer and a local port authority represented 25.8% and 10.2% of total receivables, respectively. At December 31, 2013, a private sector customer accounted for 9.9% of total receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the three months and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,				Nine months ended September 30,
	2014	%	2013	%	2014	%	2013	%
Federal	$6,246	6%	$14,193	16%	$24,639	9%	$50,685	20%
State	15,490	14%	9,339	10%	33,282	12%	21,355	9%
Local	21,413	20%	12,359	14%	55,505	20%	38,545	16%
Private	63,827	60%	53,101	60%	165,059	59%	137,546	55%
	$106,976	100%	$88,992	100%	$278,485	100%	$248,131	100%

In the three months ended September 30, 2014, one private customer generated 11.5% of revenues. In the three months ended September 30, 2013, the United States Army Corps of Engineers (USACOE) generated 9.3% of total revenues. In the nine months ended September 30, 2014, one private customer generated 9.7% of revenues. For the nine months ended September 30, 2013 the USACOE generated 13.7% of total revenues.

The Company does not believe that the loss of any one of these customers would have a material adverse effect on the Company or its subsidiaries and affiliates, since no single specific customer sustains such a large portion of receivables over time.

4.	Contracts in Progress

Contracts in progress are as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$509,134	$360,678
Estimated earnings	83,849	47,208
	592,983	407,886
Less: Billings to date	(570,261)	(397,625)
	$22,722	$10,261
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,671	$24,856
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,949)	(14,595)
	$22,722	$10,261

Costs and estimated earnings in excess of billings on completed contracts, net of billings totaled $0.1 million at September 30, 2014.

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

5.	Property and Equipment

The following is a summary of property and equipment at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Automobiles and trucks	$2,061	$2,148
Building and improvements	28,413	22,828
Construction equipment	149,432	145,309
Dredges and dredging equipment	95,329	93,963
Office equipment	4,431	4,545
	279,666	268,793
Less: accumulated depreciation	(159,867)	(144,121)
Net book value of depreciable assets	119,799	124,672
Construction in progress	7,680	2,458
Land	36,992	14,793
	$164,471	$141,923

For the three months ended September 30, 2014, and 2013, depreciation expense was $6.3 million and $5.3 million, respectively, and for the nine month period, depreciation expense was $17.5 million and $15.8 million in 2014 and 2013, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 10).

In February 2014, the Company purchased approximately 340 acres of land located in the upper Houston Ship Channel, Harris County, Texas for approximately $22 million. The site is being used as a private dredge material placement area, after certain improvements were completed in early 2014. The Company drew on the revolver portion of its credit facility to purchase the land. In September 2014, the Company purchased a dry-dock for approximately $3.5 million. This dry-dock is expected to replace an existing dry-dock owned by the Company and is expected to be placed in service during the fourth quarter of 2014. The Company drew on the revolver portion of its credit facility to purchase the dry- dock. It is expected that the financing will change to the term loan component of the credit facility in the fourth quarter of 2014.

The Company’s long-lived assets are substantially located in the United States.

6.	Inventory

Inventory at September 30, 2014 and December 31, 2013, of $4.0 million and $3.5 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at September 30, 2014 and December 31, 2013 totaled $5.5 million and $4.8 million in each period, respectively, and consisted primarily of spare engines components kept on hand for some of the Company's assets.

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

The fair value of the Company's debt at September 30, 2014 and December 31, 2013 approximated its carrying value of $33.4 million and $8.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

In addition, the Company has a noncurrent receivable in the amount of $1.7 million as of September 30, 2014. We believe the carrying value of this receivable approximates its fair value.

8.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Beginning balance, January 1	$33,798	$33,798
Additions	—	—
Ending balance	$33,798	$33,798

No indicators of goodwill impairment were identified during the nine months ended September 30, 2014.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	Nine months ended September 30,
	2014	2013
Intangible assets, January 1	$7,602	$7,602
Additions	—	—
Total intangible assets, end of period	7,602	7,602

Accumulated amortization	$(7,404)	$(6,975)
Current year amortization	(84)	(362)
Total accumulated amortization	(7,488)	(7,337)

Net intangible assets, end of period	$114	$265

Intangible assets that were acquired in 2012 as part of the purchase of West Construction amortize over a period of one to three years, as follows:

	2014	2015
Amortization	$27	$87

9.	Accrued Liabilities

Accrued liabilities at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Accrued salaries, wages and benefits	$5,539	$3,604
Accrual for self-insurance liabilities	7,579	5,787
Property taxes	1,899	584
Sales taxes	419	481
Other accrued expenses	779	959
	$16,215	$11,415

10.	Long-term Debt and Line of Credit

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At September 30, 2014, our borrowing base reflected no limitation in borrowing availability.

At September 30, 2014, $26.0 million was outstanding on the revolver, reflecting the draw in February 2014 to fund the purchases of the dredge material placement area in Houston, Texas and the dry-dock in September 2014. Outstanding letters of credit, which totaled $1.1 million at September 30, 2014, reduced our maximum borrowing availability to approximately $7.9 million.

Provisions of the term loan
At September 30, 2014, the term loan component of the Credit Facility totaled $7.4 million and is secured by specific assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

Financial covenants
Restrictive financial covenants under the Credit Facility include:

•	A Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 at all times;

•	A Leverage Ratio of not greater than 2.50 to 1.00 at all times and;

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

Interest at September 30, 2014, based on the Eurodollar-option interest rate, was 2.19%. For the year ended December 31, 2013, the weighted average interest rate was 2.48%.

At September 30, 2014, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

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

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the nine months ended September 30, 2014 and 2013 was 38.8% and 53.8% in each period, respectively. This differed from the Company's statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense, offset by a benefit related to state income taxes.

The Company assessed the realizability of its deferred tax assets at September 30, 2014, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible. As of September 30, 2014, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $2.5 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to utilize these NOL's against future income, due to expiration dates well into the future, and therefore no valuation allowance has been established. For federal tax reporting purposes, the Company has utilized its ability to carry back losses to 2009 and 2010. Approximately $8.0 million remains as a tax carryforward, which the Company believes it will be able to utilize before expiration.

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

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. In the three and nine months ended periods of September 30, 2014, incremental shares related to 1,167,019 and 1,224,380 potential commons stock equivalents were included in the computation of diluted earnings per share, respectively. In the three and nine months periods ended September 30, 2013, no potential common stock equivalents were included as the effect of such would be anti-dilutive.

The following table reconciles the denominators used in the computations of both basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic:
Weighted average shares outstanding	27,468,240	27,318,180	27,430,162	27,273,176
Diluted:
Total basic weighted average shares outstanding	27,468,240	27,318,180	27,430,162	27,273,176
Effect of dilutive securities:
Common stock options	334,494	—	379,046	—
Total weighted average shares outstanding assuming dilution	27,802,734	27,318,180	27,809,208	27,273,176
Anti-dilutive stock options	771,544	788,356	787,184	786,149
Shares of common stock issued from the exercise of stock options	75,783	38,507	130,705	135,607

13.	Stock-Based Compensation

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

In the three months ended September 30, 2014 and 2013, compensation expense related to stock based awards outstanding was $315,000 and $501,000, respectively, and for the nine month period, compensation expense was $1.1 million and $1.6 million, respectively.

In the three months ended September 30, 2014, 75,783 options were exercised, generating proceeds to the Company of approximately $454,000. In the three months ended September 30, 2013, the Company received proceeds of approximately $231,000 upon the exercise of 38,507 options. In the nine months ended September 30, 2014, 130,705 options were exercised, generating proceeds to the Company of approximately $794,000. In the nine months ended September 30, 2013, the Company received proceeds of approximately $737,000 upon the exercise of 135,607 options.

At September 30, 2014, total unrecognized compensation expense related to unvested stock and options was approximately $1.4 million, which is expected to be recognized over a period of approximately two years.

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

15.	Subsequent Events

In October 2014, the Board of Directors of the Company approved a common share repurchase program that authorized the repurchase of up to $40 million in open market value.  The shares may be repurchased over time, depending on market conditions, the market price of the Company’s common shares, the Company’s capital levels, the Company's capital needs, securities laws limitations and other considerations.  The share repurchase program is expected to expire 5 years from the date the program was approved.

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

Overview
Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of heavy civil marine construction and specialty services on, over and under the water in the continental United States, Alaska, Canada and the Caribbean Basin and act as a single source turn-key solution for its customers' marine contracting needs. Our heavy civil marine construction services include marine transportation facility construction, marine pipeline construction, construction of marine environmental structures, dredging of waterways, channels and ports, environmental dredging, and specialty services.  We are headquartered in Houston, Texas. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 40% of our revenue in the three months ended September 30, 2014, as well as private commercial and industrial enterprises.

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

Third quarter 2014 recap and 2014 Outlook

As expected, the effects from higher asset utilization and solid project execution resulted in profitable third quarter and year to date results. Sequential and year over year improvements in our quarterly revenue, gross margin, and EBITDA demonstrate our ability to drive positive bottom line results through improved asset utilization now that we are fully executing on our high level of backlog. Overall, we remain confident in our ability to deliver solid results in the fourth quarter and have a profitable full year.

Our tracking database of future projects of interest remains strong for the foreseeable future, with a steady demand for our heavy civil marine construction services. We continue to identify new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure. We expect to see improvement as we execute on projects in our backlog.

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

Backlog at September 30, 2014 was $242.0 million, as compared with $247.3 million at December 31, 2013.

Three months ended September 30, 2014 compared with three months ended September 30, 2013

	Three months ended September 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$106,976	100.0%	$88,992	100.0%
Cost of contract revenues	94,070	87.9	83,381	93.7
Gross profit	12,906	12.1	5,611	6.3
Selling, general and administrative expenses	7,859	7.3	7,974	9.0
Income (loss) from operations	5,047	4.8	(2,363)	(2.7)
Other (expense) income
Loss on sale of assets, net	(12)	—	—	—
Other income	1	—	—	—
Interest income	—	—	—	—
Interest expense	(198)	(0.2)	(111)	(0.1)
Other expense, net	(209)	(0.2)	(111)	(0.1)
Income (loss) before income taxes	4,838	4.6	(2,474)	(2.8)
Income tax expense (benefit)	1,876	1.8	(1,500)	(1.7)
Net income (loss)	2,962	2.8	(974)	(1.1)
Net loss attributable to noncontrolling interest	—	—	(31)	—
Net income (loss) attributable to Orion common stockholders	$2,962	2.8%	$(943)	(1.1)%

Contract Revenues. Revenues for the three months ended September 30, 2014 increased approximately 20% as compared with the third quarter of 2013. The increase resulted from improved asset utilization in executing the record backlog reported as of last quarter.

Revenue generated from private sector customers represented 60% of total revenues in the period, which is comparable with the prior year period. Revenue from private sector customers totaled approximately $64 million, or an increase of 20% compared with the third quarter of 2013. Improvement in the economy resulted in additional spending by private sector customers on capital infrastructure, particularly those customers in the petrochemical and recreational industries.

Contract revenue generated from public sector customers totaled $43 million, and represented 40% of total revenues in the third quarter of 2014, as compared with $36 million, or 40% of total revenues in the comparable period last year.

Gross Profit.   Gross profit was $12.9 million in the third quarter ended September 30, 2014, as compared with $5.6 million in the third quarter last year. During the third quarter of 2014, gross profit margin increased as a result of higher asset utilization and solid project execution. Gross margin in the third quarter was 12.1%, as compared with 6.3% last year. As measured by cost, our self performance was 83% in the nine months ended of both 2014 and 2013. A higher level of job self-performance typically reflects less reliance on third party subcontractors.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the third quarter of 2014 were $7.9 million, a decrease of 1.4% compared with last year.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 39% for 2014. This differs from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to state income taxes. Our effective rate for the period ended September 30, 2014 was 38.8%.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2014, our working capital was $44.0 million, as compared with $65.5 million at December 31, 2013. As of September 30, 2014, we had cash on hand of $45.9 million. Availability under our revolving credit facility was subject to a borrowing base, which did not limit our borrowing availability. Due to the purchase of the land in February 2014 and a dry-dock in September 2014 through a draw on the credit facility, our borrowing capacity at September 30, 2014 was limited to approximately $7.9 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Cash flows provided by operating activities	$19,262	$2,139
Cash flows used in investing activities	$(39,889)	$(11,560)
Cash flows provided by (used in) financing activities	$25,626	$(2,508)

Capital expenditures (included in investing activities above)	$(18,131)	$(11,751)

Operating Activities. In the first nine months of 2014, our operations provided approximately $19.3 million in net cash inflows, as compared with cash provided by operations in the prior year period of $2.1 million. The change in cash between periods was related to:

•	an increase in our net income of approximately $3.4 million;

•	a decrease in trade account receivable balances, reflecting collections on accounts as well as the timing of billings to customers, resulting in a net outflow between periods of $1.0 million;

•	an increase in accounts payable and accrued liabilities of approximately $10.0 million

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $18.1 million in the first nine months of 2014, as compared with $11.8 million in 2013. In addition, in February 2014, we purchased a dredge material placement area in the upper Houston Ship Channel for approximately $22 million and a dry-dock for approximately $3.5 million in September 2014.

Financing Activities. In the year to date, we funded the purchase of land in Houston, Texas from our Credit Facility through draws totaling $26.0 million. In addition, we made scheduled installment payments on the term loan which reduced the balance to $7.4 million.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At September 30, 2014, our borrowing base reflected no limitation in borrowing availability.

At September 30, 2014, $26.0 million was outstanding under the revolver, reflecting the draw in February 2014 to fund the purchases of the dredge material placement area in Houston, Texas and the dry-dock in September 2014. Outstanding letters of credit, which totaled $1.1 million at September 30, 2014, reduced our maximum borrowing availability to approximately $7.9 million.

Provisions of the term loan
At September 30, 2014, the term loan component of the Credit Facility totaled $7.4 million and is secured by specific assets of the Company. Principal payments on the term loan, in the amount of $389,000, are due quarterly.

Financial covenants
Restrictive financial covenants under the Credit Facility include:

•	A Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 at all times;

•	A Leverage Ratio of not greater than 2.50 to 1.00 at all times and;

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

Interest at September 30, 2014, based on a Eurodollar-option interest rate, was 2.19%. For the year ended December 31, 2013, the weighted average interest rate was 2.48%.

At September 30, 2014, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months.  The Company believes its cash position is adequate for general business requirements and to service its debt.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At September 30, 2014, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $175 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At September 30, 2014, we had $33.4 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate over the three month period of 2.19%.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

There were no sales of equity securities in the period ended September 30, 2014.

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

ORION MARINE GROUP, INC.

By:	/s/ J. Michael Pearson
October 31, 2014	J. Michael Pearson
Chief Executive Officer

By:	/s/ Mark R. Stauffer
October 31, 2014	Mark R. Stauffer
President

By:	/s/ Christopher J. DeAlmeida
October 31, 2014	Christopher J. DeAlmeida
Vice President and Chief Financial Officer