Form 10-K
period 2014-12-31
Orion Marine Group Inc
filed 2015-02-27
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
There were 27,521,395 shares of common stock outstanding as of February 27, 2015.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $297.2 million as of June 30, 2014, the last business day of the Registrant's most recently completed second quarter, based upon the last reported sales price on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued on connection with the 2015 Annual Meeting of Stockholders to be filed on or about April 6, 2015.

ORION MARINE GROUP, INC.

2014 Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements that are not based on historical fact.  When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends” and similar words identify forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Although such statements are based on management’s current estimates and expectations and currently available competitive, financial and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements.  Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A “Risk Factors” below and elsewhere in this Annual Report on Form 10-K.  We undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

Item 1.               BUSINESS

General background
We are a leading heavy civil construction project management business, specializing in marine construction. We provide a broad range of heavy civil marine construction services to federal agencies, state and municipal governments, and private commercial and industrial customers.

We are headquartered in Houston, Texas, and provide our heavy civil marine construction services on, over and under the water in the continental United States (U.S.), Alaska, Canada, and the Caribbean Basin.

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

Our Business Strategy
We employ the following key business strategies:

•
Expand into new markets and complementary service offerings and selectively pursue strategic acquisitions -- We seek to identify attractive new markets and strategic opportunities to expand our service offering through selective acquisitions, greenfield expansions or diversification.

•
Continue to capitalize on favorable long-term industry trends - We seek to capitalize on infrastructure capital investments across the markets we serve including port and marine infrastructure, government funded projects, transportation, oil and gas facilities, recreational waterside industry infrastructure expansion and environmental restoration markets.

•
Continue to reinvest in our core business --We pursue technically complex projects where our people, specialized services and equipment differentiate us from our competitors.  We intend to continue to enhance the types, numbers or capabilities of the vessels comprising our fleet when the appropriate circumstances arise, so we can provide turn key complete marine construction services to our customers.

•
Continue to attract, retain and develop our employees - We believe our employees are integral to the success of our project execution, and we continue to allot resources to attract and retain talented managers, supervisors and field personnel.

Financial Information About Segments
Although we describe our business in this report in terms of the services we provide, our base of customers and the geographic areas in which we operate, we have concluded that our operations represent a single reportable segment pursuant to accounting principles generally accepted in the U.S. ("U.S. GAAP"). In making this determination, we considered the similar economic characteristics of our operations, including the nature of the services we provide; the nature of our internal processes for the production of our services; the methods used to provide our services to our customers; the types of customers we have; the nature of the regulatory environment in which we operate; and our assessment of our future prospects.

We provide heavy civil marine construction services through projects that are obtained primarily through a competitive bid or negotiated contract process. Our projects have similar cost structures, including labor, equipment, materials and subcontractors. Our workforce is standard across our business and includes pile drivers, equipment operators, carpenters, welders, barge crews, dredge crews, supervisors and project managers. This allows our core resources of assets and individuals to be deployed interchangeably to our projects. For example, crews and equipment deployed to a dock construction project may be redeployed to a bridge construction project and to a marsh creation project after that. This allows us to deploy our resources based on availability across our business. Similarly, basic materials such as concrete and steel are used in our projects, which provides us with similar costs across our business. Additionally, we self-perform most of our projects, which limits our use of subcontractors.

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

We have the same customers with similar funding drivers and market demands across our entire business. Our business-wide customers include the U.S. Army Corps of Engineers, U.S. Navy, U.S. Coast Guard, state transportation departments, local port authorities and private customers such as petrochemical terminal operators, private terminal operators and recreational waterside facilities. We consider funding availability to be similar across our business, particularly in the form of governmental budgeting (federal, state and local) and capital expenditure and maintenance and repair spending by private customers.

Our business is primarily driven by macro-economic considerations including increases in import/export seaborne transportation, development of energy related infrastructure, recreational waterside expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of our nation’s waterways. These macro drivers are key catalysts for future prospects for work and are similar across our entire business.

Across our business, we comply with macro environmental regulatory environments driven by federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration, as well as others.

We believe that our business is driven by similar economic characteristics across our operating environment, including gross margins and other metrics. In addition, the types of information and internal reports used by our chief operating decision maker (the “CODM”) are similar across our business.

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

Services Provided
We provide a broad range of heavy civil marine construction and project management services, including new construction, dredging, repair and maintenance, and other related specialty services.  Therefore, we have the ability to provide our customers a single-source, turnkey solution to service comprehensive marine construction needs.

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

Dredging services
Dredging generally enhances or preserves the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.   Dredging involves the removal of mud and silt from the channel floor by means of a mechanical backhoe, crane and bucket or cutter suction dredge and pipeline systems. Dredging is integral to marine capital and maintenance projects, including: maintenance for previously deepened waterways and harbors to remove silt, sand and other accumulated sediments; construction of breakwaters, jetties, canals and other marine structures; deepening ship channels and wharves to accommodate larger and deeper draft ships; containing erosion of wetlands and coastal marshes; land reclamation; and beach nourishment and creation of wildlife refuges.  Maintenance dredging projects are a source of recurring revenue as active channels typically require dredging every one to three years due to natural sedimentation.  The frequency of maintenance dredging may be accelerated by heavy rainfall or major weather events such as hurricanes.  Areas where no natural deep water ports exist, such as the Texas Gulf Coast, require substantial maintenance dredging.  We maintain multiple specialty dredges of various sizes and specifications to meet customer needs. Our dredging services are typically combined with our marine construction services to provide a turn-key solution for our customers.

Specialty Services
Our specialty services include design, salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair.  Our diving services are largely performed in shallow water and include inspections, salvage and pile restoration and encapsulation.  Our survey services include surveying pipelines and performing hydrographic surveys which determine the configuration of the floors of bodies of water and detect and identify wrecks and other obstructions.  Most of these specialty services support our other services and provide an incremental touch-point with our customers.

Industry and Market Overview
We provide our services to similar customers, or in some cases, the same customers, across the markets served by our business. These customers may be in diverse end markets, including port expansion and maintenance, bridges, causeways and other marine infrastructure, the recreational waterside industry, the U.S. Department of Defense, the energy industry, coastal protection and reclamation, along with hurricane restoration and repair and environmental remediation.   We believe that this broad customer base enables us to lessen the negative effects during a downturn in a specific end market and respond quickly to the needs of expanding end markets.

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

Bridges and Causeways
According to the American Society of Civil Engineers, as of their most recent report, one in nine of the nation’s bridges are structurally deficient, and the average age of the nation's bridges is 42 years old. We are able to construct or restore overwater bridges, and design, repair, or replace, fendering systems for customers in this sector.

Marine Infrastructure
The U.S. Marine Transportation System (“MTS”) consists of waterways, ports and their intermodal connections, vessels, vehicles, and system users, as well as shipyards and repair facilities crucial to maritime activity. The MTS is primarily owned and operated through an aggregation of federal, state, and local governmental authorities, as well as privately owned facilities and private companies.  U.S. inland and intracoastal waterways require substantial maintenance and improvement. While waterway usage is increasing, the facilities and supporting systems are aging.  In addition, channels and waterways must maintain certain depths to accommodate ship and barge traffic.  Natural sedimentation in these channels and waterways require maintenance dredging to maintain navigability.

Our full business complement, including design, dredging, marine construction, and specialty services, such as diving, survey and inspections are fully utilized by our customers in this area to meet all their marine infrastructure project needs.

Recreational Waterside Industry
An expected increase in the number and size of cruise ships and cruise ship size has generated a need for substantial port infrastructure development, including planning and construction of new terminals and facilities, as well as on-going maintenance and repair services.  These larger vessels require development of new piers and additional dredging services to accommodate deeper drafts.  Our service area includes, among others, the ports of Miami, Galveston, Tampa, New Orleans, Canaveral, Juneau, Seattle and the Caribbean Basin, which includes numerous cruise facilities and is the most popular cruise destination in the North American market.

The Department of Defense and Homeland Security
The U.S. Navy has the responsibility for the maintenance of 39 facilities in the United States, which includes a significant amount of marine infrastructure.  We believe the U.S. Navy will continue to maintain strategic facilities, including maintenance and upgrades to its marine facility infrastructure.

The U.S. Coast Guard maintains more than 50,000 federal aids to navigation, which include buoys, lighthouses, day beacons and radio-navigation signals, and additionally has oversight responsibility for over 18,000 highway and railroad bridges that span navigable waterways throughout the country.  As part of the Department of Homeland Security, we anticipate that U.S. Coast Guard's needs for varied marine construction services, including those listed above, will provide opportunities for us in the future.

Energy Industry
We design, construct, repair and remove underwater pipelines, and provide marine construction and on-going maintenance services for private refineries, terminal facilities and docks, and other critical near shore oil and gas infrastructure. While a number of upstream oil and gas companies have decreased expenditures as a result of the drop in oil prices, increased levels of capital expenditures by midstream and downstream oil and gas companies in response to higher energy production and demand should increase demand for our services.

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

Hurricane Restoration and Repair
Hurricanes are often very destructive to the existing marine infrastructure and natural protection barriers of the prime storm areas of the Gulf Coast, the Atlantic Seaboard and the Caribbean Basin, including bridges, ports, underwater channels and sensitive coastal areas. Typically, restoration and repair opportunities continue for several years after a major hurricane event. These events provide incremental projects to our industry that contribute to a favorable bidding environment and high capacity utilization in our markets during such times.

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

Customers
Our customers include federal, state and local governmental agencies in the Unites States, as well as private commercial and industrial enterprises in the United States and the Caribbean Basin. Most projects are competitively bid, with the award typically going to the lowest qualified bidder.  Our customer base shifts from time to time depending on the types of projects we bid, and ultimately are successful on obtaining.

The following table represents concentrations of revenue by type of customer for the years ended December 31, 2014, 2013, and 2012.

	2014	%	2013	%	2012	%
Federal	$47,390	13%	$65,926	19%	$64,049	22%
State	43,147	11%	30,451	9%	35,799	12%
Local	97,145	25%	54,702	15%	44,626	15%
Private	198,136	51%	203,465	57%	147,568	51%
	$385,818	100%	$354,544	100%	$292,042	100%

We do not believe that the loss of any single customer would have a material adverse effect on our operations as no specific customer sustains a large portion of our revenue at one time.

Backlog
Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which generally is less than one year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. We include projects in our backlog only when the customer has provided an executed contract, purchase order or change order. Our backlog under contract as of December 31, 2014, was approximately $215.9 million and at December 31, 2013 was approximately $247.3 million. These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. In addition, many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be so affected in the future, especially during economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Fluctuations in Quarterly Results
Our quarterly revenues and results of operations may fluctuate significantly depending upon the mix, size, scope, and progress schedules of our projects under contract, the productivity of our labor force and the utilization of our equipment. These factors, as well as others affect the rate at which revenue is recognized as projects are completed.

Competition
We compete with several regional marine construction services companies and a few national marine construction services companies. From time to time, we compete with certain national land-based heavy civil contractors. Our industry is highly fragmented with competitors generally varying within the markets we serve and with few competitors competing in all of the markets we serve or for all of the services that we provide. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services, safety record and programs, versatile equipment fleet, financial strength, surety bonding capacity, knowledge of local markets and conditions, and project management and estimating abilities allow us to compete effectively. We believe significant barriers to entry exist in the markets in which we operate, including the ability to bond large projects, maritime law constraints, specialized marine equipment and technical experience; however, a U.S. company that has adequate financial resources, access to technical expertise and specialized equipment may become a competitor.

Bonding
In connection with our business, we generally are required to provide various types of surety bonds that provide an additional measure of security for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. The bonds we provide typically are for the contract amount of the project. As of December 31, 2014, we had approximately $150 million in surety bonds outstanding. On December 31, 2014, we believe our capacity under our current bonding arrangement, including bonds outstanding, was in excess of $400 million in aggregate surety bonds.

Trade Names
We operate under a number of trade names. We consolidate our operations under the brand name "Orion Marine Group, Inc.". We may be known as Orion Marine Group, Orion Marine Construction, Orion Marine Contractors, Orion Construction, East and West Jones Placement Area and Schneider E&C, as well as our former names of King Fisher Marine Service, Orion Construction, Misener Marine Construction, Misener Diving & Salvage, F. Miller Construction, Northwest Marine Construction and West Construction. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

Equipment
We operate and maintain a large and diverse equipment fleet, substantially all of which we own, that includes the following:

•
Barges - Spud barges, material barges, deck barges, anchor barges, hopper barges, and fuel barges. These vessels are used to provide work platforms for cranes and other equipment, to transport materials to the project site and to provide support for the project at the project site.

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

We believe that our equipment is well maintained and suitable for our current operations. We have the ability to extend the useful life of our equipment through capital refurbishment at periodic intervals. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We are also capable of building, and have built, much of our highly specialized equipment.  Our strategy is to move our fleet from project to project as required. We have pledged our owned equipment as collateral under our credit facility.

Equipment Certification
Some of our equipment requires certification by the U.S. Coast Guard. All equipment which requires certification has obtained and maintained in good standing such certification. In addition, where required, our vessels’ permissible loading capacities require certification by the American Bureau of Shipping (“ABS”). ABS is an independent classification society which certifies that certain of our larger, seagoing vessels are “in-class,” signifying that the vessels have been built and maintained in accordance with ABS standards and  applicable U.S. Coast Guard rules and regulations. All of our vessels that are required to be certified by ABS have been certified as “in-class.” These certifications indicate that the vessels are structurally capable of operating in open waters, which enhances the mobility of our fleet.

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

We are also subject to government regulations pursuant to the Dredging Act, the Merchant Marine Act of 1920, commonly referred to as the "Jones Act", the Shipping Act and the Vessel Documentation Act. These statutes require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the U.S. to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the U.S. The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen owned, and prohibit the demise or bareboat chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test. These statutes, together with similar requirements for other sectors of the maritime industry, are collectively referred to as “cabotage” laws.

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

Water Discharges
The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws impose strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United

States, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA also regulates the discharge of dredged or fill material into waters of the U.S., and activities that result in such discharge generally require permits issued by the Corps of Engineers. Moreover, above ground storage of petroleum products is strictly regulated under the CWA.  Under the CWA, federal and state regulatory agencies may impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Oil Pollution Act of 1990 (“OPA”), which amends and augments the CWA, establishes strict liability for owners and operators of facilities that are sites of releases of oil into waters of the U.S. OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. For instance, OPA requires vessel owners and operators to establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties are statutorily responsible. We believe we are in compliance with all applicable OPA financial responsibility obligations.  In addition, while OPA requires that certain vessels be outfitted with double hulls by 2015, given the current and expected make up of our fleet of vessels, we do not expect to incur material expenditures to meet these requirements.

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

Climate Change
The U.S. Congress may consider legislation to reduce emissions of greenhouse gases in response to climate change concerns. In addition, several states have declined to wait on Congress to develop and implement climate control legislation and have already taken legal measures to reduce emissions of greenhouse gases. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the United States, or the adoption of regulations by the EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations and demand for our services.

Endangered Species
The Endangered Species Act (“ESA”) restricts activities that may affect endangered species or their habitats. We conduct activities in or near areas that may be designated as habitat for endangered or threatened species. For instance, seasonal observation of endangered or threatened West Indian Manatees adjacent to work areas may impact construction operations in Florida during the winter months. Additionally, our dredging operations in Florida are impacted by limitations for placement of dredge spoil materials on designated spoil disposal islands, from April through August of each year, when the islands are inhabited by nesting colonies of protected bird species. Further, restrictions on work during the Whooping Crane nesting period in the Aransas Pass National Wildlife Refuge from October 1 through April 15 each year and during the non-dormant grass season for sea grass in the Laguna Madre from March 1 through November 30 each year impact our construction operations in the Texas Gulf Coast area. We plan our operations and bidding activity with these restrictions and limitations in mind, and they have not materially hindered our business in the past. However, these and other restrictions may affect our ability to obtain work or to complete our projects on time in the future. In addition, while we believe that we are in material compliance with the ESA, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Employees
At December 31, 2014, we had approximately 1,200 employees, 295 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice.  Our employees are not currently represented by labor unions, except certain employees located in the Pacific Northwest and Alaska, in respect of which collective bargaining agreements are in place.  Employees represented by collective bargaining agreements represent approximately 5% of our workforce.

Financial Information About Geographic Areas
We are a project-driven heavy civil marine contractor, and our operations represent one reportable segment for financial reporting. Our business is conducted primarily along the coastal regions of the United States. Revenues generated outside the United States, primarily in the Caribbean Basin, totaled 12.9%, 8.5%, and 4.1% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.  Our long-lived assets are substantially located in the United States.

Access to the Company’s Filings
We maintain a website at www.orionmarinegroup.com on which we make available, free of charge, access to the various reports we file with, or furnish to, the SEC.  The website is made available for information purposes only.  It should not be relied upon for investment purposes, and none of the information on our website is incorporated into this Annual Report on Form 10-K by reference.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.            RISK FACTORS

Risk Factors Relating to Our Business

We depend on continued federal, state and local government funding for marine infrastructure. A reduction in government funding for marine construction or maintenance contracts can materially affect our financial results.

A substantial portion of our operations depend on project funding by various government agencies and are adversely affected by reduced levels of, or delays in, government funding. Decreases or delays in government funding often delay project lettings and result in intense competition and pricing pressures for projects on which we bid. As a result of competitive bidding and pricing pressures, we may either be awarded fewer projects, or realize lower profit margins on contracts awarded to us, which in either case could have a material adverse effect on our business, operating results and financial condition.

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

We are generally required to post bonds in connection with government and certain private sector contracts to ensure job completion. We have entered into a bonding agreement with Liberty Mutual Surety of America (“Liberty”) pursuant to which Liberty acts as surety, issues bid bonds, performance bonds and payment bonds, and obligates itself upon other contracts of guaranty required by us in the day-to-day operations of our business. However, Liberty is not obligated under the bonding agreement to issue bonds for us and bonding decisions are made on a case-by-case basis. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers, or cause us to have to increase our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facility. In addition, the conditions of the bonding market may change, increasing our costs of bonding or restricting our ability to get new bonding which could have a material adverse effect on our business, operating results and financial condition.

Our business depends on good customer relationships and our reputation in the heavy civil marine infrastructure market, which is developed and maintained by our executives and key project managers. Loss of any of our relationships, reputation or executives or key project managers could materially reduce our revenues and profits.

Our contracts are typically entered into on a project-by-project basis, so we generally do not have continuing contractual commitments with our customers beyond the terms of the current contract. We benefit from key customer relationships built over time and with both public and private entities. We also benefit from our reputation in the heavy civil marine infrastructure market developed over years of successfully performing on projects. Both of these aspects of our business were developed and are maintained through our executives and key project managers. We do not maintain key person life insurance policies on any of our employees. Our inability to retain our executives and key project managers could have a material adverse effect on our current customer relationships and reputation. The inability to maintain relationships with our customers in general or obtain new customers based on our reputation could have a material adverse effect on our business, operating results and financial condition.

The loss of, or a significant reduction in business from a few customers could have an adverse impact on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenue and/or backlog in any one year or over a period of consecutive years, depending on the size, scope and mix of projects at the time. Although we have long-standing relationships with many of our customers, many of our contracts allow for the unilateral reduction, delay or cancellation of work at any time, which could have an adverse impact on our business, financial condition or results of operations.

We may not be able to fully realize the revenue value reported in our backlog.

We had a backlog of work to be completed on contracts totaling approximately $215.9 million as of December 31, 2014. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog consists of projects under contract which have either (a) not yet been started or (b) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value related to work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time-to-time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to recover the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

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

We use suppliers to obtain necessary materials and, from time to time, subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our suppliers and subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay, or delay paying, us for the related work, we could experience a material adverse effect on our liquidity, operating results and financial condition.

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

We have traditionally owned most of the equipment used in our projects, and we do not bid on contracts for which we do not have, or cannot quickly procure, whether through construction, acquisition or lease, the necessary equipment to complete projects. We are capable of building much of the specialized equipment used in our projects, including dayboats, tenders and dredges. To the extent that we are unable to buy or build equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of completing contracts, thereby reducing contract profitability. In addition, our equipment requires continuous maintenance, which we provide through our own repair facilities, as well as certification by the U.S. Coast Guard. If we are unable to continue to maintain the equipment in our fleet or are unable to obtain the requisite certifications, we may be forced to obtain third-party repair services, be unable to use our uncertified equipment or be unable to bid on contracts, which could have a material adverse effect on our business, operating results and financial condition.

In addition, our vessels may be subject to arrest or seizure by claimants as security for maritime torts committed by the vessel or us or the failure by us to pay for necessaries, including fuel and repair services, which were furnished to the vessel. Such arrest or seizure could preclude the vessel from working, thereby causing delays in marine construction projects.

To be successful, we need to attract and retain qualified personnel, and any inability to do so could adversely affect our business.

Our future success depends on our ability to attract, retain and motivate highly skilled personnel in various areas, including engineering, project management, procurement, project controls, finance, and senior management. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. Accordingly, our ability to increase our productivity and profitability will be dependent upon our ability to employ, train and retain skilled personnel adequate to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently. Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel, or we may have to curtail our planned internal growth as a result of labor shortages. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. In addition, certain of our employees hold licenses and permits under which we operate. The loss of any such employees could result in our inability to operate under such licenses and permits, which could adversely affect our operations until replacement licenses or permits are obtained. If we are unable to hire and retain qualified personnel in the future, there could be a material adverse effect on our business, operating results and financial condition.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Only a small percentage of our workforce, located in the Pacific Northwest, is unionized. If a majority of our employees unionized, it could limit the flexibility of our workforce and could result in demands that might increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.

Construction worksites are inherently dangerous workplaces. If we fail to maintain safe worksites, we may be subject to significant operating risks and hazards that could result in injury or death to persons, which could result in losses or liabilities to us.

Our safety record is an important consideration for us and for our customers. If serious accidents or fatalities occur or our safety record was to deteriorate, we may be ineligible to bid on certain work, and existing service arrangements could be terminated.

Further, regulatory changes implemented by the Occupational Safety and Health Administration ("OSHA") or the U.S. Coast Guard could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

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

At any given time, we are subject to multiple workers’ compensation and personal injury claims. We maintain substantial loss accruals for workers’ compensation claims, and, until recently, our workers’ compensation and insurance costs have been rising for several years notwithstanding our emphasis on safety. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, some of the projects that we bid on require us to maintain builder’s risk insurance at high levels. We may not be able to obtain similar levels of insurance on reasonable terms, or at all. Our inability to obtain such insurance coverage at acceptable rates or at all could have a material adverse effect on our business, operating results and financial condition.

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

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2014, we recorded approximately $2.4 million of expense for our self-insured portion of these liabilities. We believe our recorded self insurance reserves represent our best estimate of the outcomes of these claims.  Should negative trends persist; we could continue to be negatively impacted in the future.

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

Furthermore, our services are integral to the operation and performance of the marine infrastructure. As a result, we may become subject to lawsuits or claims for any failure of the infrastructure that we work on, even if our services are not the cause of such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any property damage or personal injury. With respect to such lawsuits, claims, proceedings and indemnities, we have and will accrue reserves in accordance with U.S. GAAP. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued reserves, or at material amounts, the outcome could materially and adversely affect our reputation, business, operating results and financial condition. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

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

The demand for port construction, maintenance infrastructure services and dredging may be vulnerable to downturns in the economy generally and in the marine transportation industry specifically. The amount of capital expenditures on port facilities and marine infrastructure in our markets is affected by the actual and anticipated shipping and vessel needs of the economy in general and in our geographic markets in particular. If the general level of economic activity deteriorates, our customers may delay or cancel expansions, upgrades, maintenance and repairs to their infrastructure. A number of other factors, including the financial condition of the shipping industry, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. During downturns in the U.S. or world economies, the anticipated port usage in our geographic markets may decline, resulting in less port construction, upgrading and maintenance. As a result, demand for our services could substantially decline for extended periods.

Terrorist attacks at port facilities could negatively impact the markets in which we operate.

Terrorist attacks, targeted at ports, marine facilities or shipping could affect the markets in which we operate our business and our expectations. Increased armed hostilities, terrorist attacks or responses from the United States may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These attacks or armed conflicts may affect our operations or those of our customers or suppliers and could impact our revenues, our production capability and our ability to complete contracts in a timely manner.

Our operations are susceptible to adverse weather conditions and natural disasters in our regions of operation.

Our business, operating results and financial condition could be materially and adversely affected by severe weather and other natural disasters, such as earthquakes, particularly along the Gulf Coast, the West Coast, the Atlantic Seaboard and Caribbean Basin. Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of services;

•	weather-related damage or catastrophic loss to our equipment, facilities and project work sites resulting in suspension of operations;

•	inability to deliver materials to jobsites in accordance with contract schedules;

•	loss of productivity; and

•	interruption to projects in process.

We are subject to risks related to our international operations.

We currently have on-going projects in the Caribbean Basin. International operations subject us to additional risks, including:

•	uncertainties concerning import and export license requirements, tariffs and other trade barriers;

•	restrictions on repatriating foreign profits back to the United States;

•	changes in foreign policies and regulatory requirements;

•	difficulties in staffing and managing international operations;

•	taxation issues;

•	currency fluctuations;

•	political, cultural and economic uncertainties; and

•	risk of expropriation or seizure.

These risks could restrict our ability to provide services to international customers and could have a material adverse effect on our business, operating results and financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar international anti-bribery laws.

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

Restrictions on foreign ownership of our vessels could limit our ability to sell off any portion of our business or result in the forfeiture of our vessels or in our inability to continue our operations in United States navigable waters.

The Dredging Act, the Jones Act, the Shipping Act and the Vessel Documentation Act require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the United States to be owned and controlled by United States citizens. The United States citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen-owned, thus restricting foreign ownership interests in the entities that directly or indirectly own the vessels which we operate. If we were to seek to sell any portion of our business unit that owns any of these vessels, we may have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above; additionally, any sales of certain of our larger vessels to foreign buyers would be subject to approval by the U.S. Maritime Administration. As a result, the sales price for that portion of our business may not attain the amount that could be obtained in an unregulated market.

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

We are a Delaware corporation. Various anti-takeover provisions under Delaware law impose impediments on the ability of others to acquire control of us, even if a change of control would be beneficial to our shareholders. In addition, certain provisions of our charter and bylaws may impede or discourage a takeover. For example:

• our Board of Directors is divided into three classes serving staggered three-year terms;
• vacancies on the Board of Directors can only be filled by other directors;
• there are various restrictions on the ability of a shareholder to nominate a director for election; and
• our Board of Directors can authorize the issuance of preference shares.

These types of provisions in our charter and bylaws could also make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our shareholders. Accordingly, shareholders may be limited in the ability to obtain a premium for their shares.

Risk Factors Relating to Our Accounting, Financial Results and Financing Plans

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include: contract costs and profits, application of percentage-of-completion accounting, and revenue recognition of contract change order claims; provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others; valuation of assets acquired and liabilities assumed in connection with business combinations; accruals for estimated liabilities, including litigation and insurance reserves; and the value of our deferred tax assets. Our actual results or experience could differ from those estimates.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue and profit.

As is more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” we recognize contract revenue using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and unit price approaches. Contract revenue is accrued based on the percentage that actual incurred costs-to-date bear to total estimated project costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. While the cost-to-cost approach is the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of any revision in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which may result in a reduction or reversal of previously recorded revenue and profit.

An impairment charge to goodwill could have a material adverse impact on our financial condition and results of operations.

At December 31, 2014, goodwill carried on our Consolidated Balance Sheets was $33.8 million, representing 9.6% of our total assets of $352.3 million. Under U.S. GAAP, we are required to review goodwill not less than annually, and if events or circumstances change between annual tests, for possible impairment based on a fair value approach of our reporting unit.

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

Risk Factors Relating to Ownership of Our Common Stock

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

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including actual or anticipated fluctuations in our operating results, or those of our competitors, public announcements by us or our competitors regarding acquisitions, strategic investments, project awards, the financial market and general economic conditions, changes in stock market analyst recommendations, sales of common stock by our executive officers, directors and/or significant stockholders, as well as reactions to those described above under “Risk Factors Relating to Our Business”.

Our quarterly results may fluctuate significantly, which could have a material adverse effect on the price of our common stock.

Our quarterly results of operations may fluctuate significantly due to a number of factors including:

•	the number and significance of projects executed in a quarter;

•	fluctuations in spending patterns of our government or commercial customers;

•	unanticipated changes in contract performance;

•	delays incurred in connection with a project;

•	the scope of projects under execution in a quarter;

•	natural disasters or other crises;

•	utilization rates; and

•	general economic and political conditions.

These fluctuations in revenue and/or margin may have a material adverse effect on our stock price.

Item 1B.            UNRESOLVED STAFF COMMENTS

None

Item 2.               PROPERTIES

Our corporate headquarters is located at 12000 Aerospace, Suite 300, Houston, Texas 77034, with 13,978 square feet of office space that we lease, with an initial term expiring February 28, 2017 and with two five year extensions at our option.  Our executive, legal and finance and accounting offices are located at this facility.  We lease office space in Alaska, Louisiana, Texas, Virgina and Washington. We own property for our waterfront maintenance and dock facilities, including equipment yards in Texas and Florida, which total approximately 87.7 acres. We also own approximately 340 acres of land in the upper Houston Ship Channel used as a dredge material placement area ("DMPA"). We may lease smaller project related offices throughout our operating areas when the need arises.

We believe that our existing facilities are adequate for our operations.  We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.  Some of our real estate assets are pledged to secure our credit facility.

Item 3.               LEGAL PROCEEDINGS

Although we are subject to various claims and legal actions that arise in the ordinary course of business, we are not currently a party to any material legal proceedings or environmental claims.

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

Item 4.               MINE SAFETY DISCLOSURES

Not applicable

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

The following table sets forth the low and high prices of a share of our common stock during each of the fiscal quarters presented, based on NYSE reports:

	Low	High
2014
Fourth quarter – December 31	$11.03	$11.32
Third quarter – September 30	$9.93	$10.06
Second quarter – June 30	$10.66	$10.83
First quarter – March 31	$12.36	$12.75
2013
Fourth quarter – December 31	$10.35	$13.77
Third quarter – September 30	$9.20	$13.52
Second quarter – June 30	$8.41	$12.77
First quarter – March 31	$7.26	$10.71

Holders
As of February 27, 2015, we had approximately 3,322 stockholders of record including beneficial holders.

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

Issuer Reurchase of Equity Securities

None

Performance Graph*
The following graph shows the changes in the value of $100 invested in (1) the common stock of Orion Marine Group, Inc., (2) the Standard & Poor’s 500 Stock Index and (3) the Dow Jones Heavy Construction Group Index.  The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid.  For each graph, the investments are assumed to have occurred at the beginning of each period.

	2009	2010	2011	2012	2013	2014
Orion Marine Group, Inc.	100.00	55.08	31.58	34.71	57.12	52.47
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones US Heavy Civil Construction	100.00	128.40	105.86	128.54	168.74	125.68

Note:  The above information was provided by Research Data Group, Inc.
*This table and the information therein is being furnished but not filed.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of December 31, 2014:

Plan category	Column A	Column B	Column C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	2,056,898	$9.86	1,601,150
Equity compensation plans not approved by shareholders	—	—	—
Total	2,056,898	$9.86	1,601,150

Item 6.	SELECTED FINANCIAL DATA

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

The table below includes the non-U.S. GAAP operating performance measure of EBITDA.  For a definition of EBITDA and a reconciliation to net income calculated and presented in accordance with U. S. GAAP, please see “Non-GAAP Financial Measures” immediately below.

	Amounts in thousands, except share and per share information
	2014	2013	2012	2011	2010
Contract revenues	$385,818	$354,544	$292,042	$259,852	$353,135
Gross profit	44,594	32,004	14,370	10,238	65,233
Selling, general and administrative expenses	34,691	32,110	28,573	29,519	33,418
Other expense (income), net	(149)	500	2,303	180	(1,254)
Net income (loss) attributable to common stockholders	$6,877	$331	$(11,866)	$(13,114)	$21,380
Net income (loss) per share:
Basic	$0.25	$0.01	$(0.44)	$(0.49)	$0.79
Diluted	$0.25	$0.01	$(0.44)	$(0.49)	$0.79
Weighted average shares outstanding;
Basic	27,421,441	27,296,732	27,138,927	26,990,059	26,899,373
Diluted	27,787,613	27,613,054	27,138,927	26,990,059	27,165,852
Other Financial Data
EBITDA	$34,180	$21,444	$5,772	$2,949	$53,634
Capital expenditures	18,711	12,760	24,644	14,894	29,050
Cash interest expense	742	483	697	212	547
Depreciation and amortization*	23,451	21,538	21,570	22,092	20,230
Net cash provided by (used in):
Operating activities	11,945	13,033	24,438	32,676	13,839
Investing activities	(42,787)	(12,010)	(33,273)	(14,053)	(95,755)
Financing activities	28,876	(3,248)	12,940	(2,818)	354

*includes depreciation and amortization of finite lived intangible assets

	2014	2013	2012	2011	2010
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$38,893	$40,859	$43,084	$38,979	$23,174
Working capital	60,508	65,473	55,775	75,840	76,728
Total assets	352,300	306,208	316,296	282,068	306,560
Total debt	37,007	8,564	12,621	—	—
Total stockholders’ equity	236,717	227,812	224,531	232,933	246,107

Non-GAAP Performance Measures
We include in this Annual Report on Form 10-K the non-U.S. GAAP performance measure of EBITDA. We define EBITDA as income before interest, income taxes, depreciation and amortization. EBITDA is used as a supplemental operating performance measure by our management and by external users of our financial statements such as investors, commercial banks and others, to assess:

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

EBITDA is not a presentation made in accordance with U.S. GAAP. EBITDA should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of performance presented in accordance with U.S. GAAP as measures of operating performance. Because EBITDA excludes some, but not all, items that affect net income and is defined differently by different companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA has important limitations as an analytical tool, and you should not consider it in isolation.

The following table provides a reconciliation of EBITDA to our net income for the periods indicated as calculated and presented in accordance with U.S. GAAP:

	2014	2013	2012	2011	2010
Net income (loss) attributable to common stockholders	$6,877	$331	$(11,866)	$(13,114)	$21,380
Income tax (benefit) expense	3,175	(937)	(4,640)	(6,347)	11,689
Interest expense, net	677	512	708	318	335
Depreciation and amortization*	23,451	21,538	21,570	22,092	20,230
EBITDA	$34,180	$21,444	$5,772	$2,949	$53,634

*includes depreciation, amortization of finite-lived intangible assets and amortization of deferred financing costs

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes beginning on page F-1 of this Annual Report on Form 10-K.  Certain statements made in our discussion may be forward-looking.  Forward-looking statements involve risks and uncertainties and a number of other factors that could cause actual results or outcomes to differ materially from our expectations.  See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K for additional discussion of some of these risks and uncertainties.  Unless the context requires otherwise, when we refer to “we”, “us” and “our”, we are describing Orion Marine Group, Inc. and its consolidated subsidiaries.

Overview
We are a leading marine specialty contractor serving the heavy civil marine infrastructure market. We provide a broad range of marine construction and specialty services on, over and under the water in the continental United States, Alaska, Canada and the Caribbean Basin. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 49% of our revenue in the year ended December 31, 2014, as well as private commercial and industrial enterprises. We are headquartered in Houston, Texas.

2014 Recap and 2015 Outlook

In 2014, we recorded revenues of $385.8 million, the highest in the Company's history. In addition, we ended 2014 with backlog of $215.9 million. Our revenues in 2014 increased by 8.8% as compared with 2013, and we recorded net income of $6.9 million, as compared with $0.3 million in the prior year.

As we begin 2015, we continue to see strong market fundamentals and continued steady demand for our heavy civil marine construction services. Our tracking database of future projects of interest remains strong for the foreseeable future. We continue to see new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, continue to be let at normal levels. We are hopeful for a more normalized year of lettings from the U.S. Corps of Engineers now that funding for the remainder of fiscal year 2015 has been approved.

In the long-term, and subject to the funding constraints described above, we see positive trends in demands for our services in our end markets, including:

•	general demand to repair and improve degrading U.S. marine infrastructure;

•
the Water Resources Development Act/Water Resources Reform and Development Act bills which authorizes expenditures for the conservation and development of the nation's waterways, as well as addresses funding deficiencies within the Harbor Maintenance Trust Fund;

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

•	sustained activity in the petrochemical industry and energy related companies will necessitate capital expenditures, including larger projects, as well as maintenance call-out work.

Critical Accounting Policies
The consolidated financial statements contained in this report were prepared in accordance with U.S. GAAP.  The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect both the Company’s carrying values of its assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements; we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Actual costs incurred on projects may vary from the costs we estimated. Variations from estimated contract costs along with other risks inherent in fixed price contracts (including but not limited to our contract performance) may result in actual revenue and gross profits that differ in some cases from those we estimated and could result in losses on projects. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but no agreement on price associated with that scope change.  These costs are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and the estimated amount is equal to or greater than our cost related to the unapproved change order and the related margin when the change order is formally approved by the customer.  Revenue recognized on unapproved change orders is included in contract costs and estimated earnings in excess of billings on uncompleted contracts on the balance sheet. We consider claims to be amounts that we seek or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.  Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.  Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited by the relatively short duration of the contracts we undertake and our management’s experience in estimating contract costs.

Long-Lived Assets
Our long-lived assets consist primarily of equipment used in our operations.  Fixed assets are carried at cost and are depreciated over their estimated useful lives, ranging from one to thirty years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of our long-lived assets is evaluated periodically based on utilization of the asset and physical condition of the asset, as well as the useful life of the asset to determine if adjustment to the depreciation period or the carrying value is warranted. If events and circumstances such as poor utilization or deteriorated physical condition indicate that the asset(s) should be reviewed for possible impairment, we use projections to assess whether future cash flows, including disposition, on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets to determine if an impairment exists.  If we identify a potential impairment, we will estimate the fair value of the asset through known market transactions of similar equipment and other valuation techniques, which could include the use of similar projections on a discounted cash flow basis. We will report a loss to the extent that the carrying value of the impaired assets exceeds their fair values.

Goodwill
We have acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill that we carry on our balance sheet.  In accordance with U.S. GAAP, goodwill recorded on our Consolidated Balance Sheets is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.  In 2013, based on our continuing consolidation efforts and changes in our internal management structure, we re-evaluated our operating segments and allocation of goodwill, and determined that we have one operating segment and reporting unit. Therefore, in 2014, goodwill was tested based on a single reporting unit as of the testing date.   We believe this matches the way our business is managed, which is discussed further in Item 1. Business, above.  At December 31, 2014, goodwill totaled $33.8 million.

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

As required by the Company’s policy, annual impairment assessments and testing of goodwill are performed during the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist.  Based on this testing, we determined that the estimated fair value of our reporting unit exceeded its respective carrying values as of October 31, 2014, goodwill was not impaired, and no events have occurred since that date that would require an interim impairment test.   In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

Income Taxes
We account for income taxes using the liability method prescribed by U.S. GAAP.  We evaluate valuation allowances for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowance includes estimates of future taxable income. In our assessment of our deferred tax assets at December 31, 2014, we considered that it was more likely than not that all of the deferred tax assets would be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company accounts for uncertain tax positions in accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC') 740-10, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.    We evaluate and record any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the tax jurisdictions in which we operate.

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

The Company maintains three levels of excess loss insurance coverage, totaling $150 million in excess of primary coverage, which excess loss coverage responds to most of the Company’s liability policies.  The Company’s excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million.

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

Accounting for Stock Issued to Employees and Others
We measure the cost of equity compensation to our employees based on the estimated grant-date fair value of the award and recognize the expense over the vesting period.  We use the Black-Scholes option pricing model to compute the fair value of the awards of options.  The Black-Scholes model requires the use of highly subjective assumptions in the computation.  Changes in these assumptions can cause significant fluctuations in the fair value of the option award. Our independent directors receive annual grants of stock, the values of which are measured by the mean price of our stock on the day of grant.

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

Backlog at December 31, 2014 was $215.9 million, as compared with $247.3 million at December 31, 2013, a decrease of 12.7% from the prior year period.

Current Year -- Year ended December 31, 2014 compared with year ended December 31, 2013

	Year ended December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$385,818	100.0%	$354,544	100.0%
Cost of contract revenues	341,224	88.4	322,540	91.0
Gross profit	44,594	11.6	32,004	9.0
Selling, general and administrative expenses	34,691	9.0	32,110	9.1
Operating income (loss)	9,903	2.6	(106)	(0.1)
Other income (expense)
Gain (loss) on sale of assets	359	0.1	(153)	—
Other income	467	0.1	165	—
Interest income	17	—	13	—
Interest expense	(694)	(0.2)	(525)	(0.1)
Other income (expense), net	149	—	(500)	(0.1)
Income (loss) before income taxes	10,052	2.6	(606)	(0.2)
Income tax expense (benefit)	3,175	0.8	(937)	(0.3)
Net income attributable to common stockholders	$6,877	1.8%	$331	0.1%

Contract Revenues. Revenues in 2014 increased approximately 8.8% as compared with 2013. Generally, the increase was related to an increased volume of work, including better utilization of assets, as well as the size and scope of projects under contract.

Revenues generated from private customers decreased to 51% of our total revenues in 2014 from 57% in 2013. This totaled approximately $198.1 million generated from private customers, or a decrease of 2.6% from the prior year.

Contract revenue generated from public sector customers represented 49% of total revenue in the year, or approximately $188 million, as compared with 43% during 2013. Growth in the local market of approximately 78% in the current year is the primary driver for this increase.

Gross Profit.   Gross profit was $44.6 million in the twelve month period ended December 31, 2014, an increase of $12.6 million compared with 2013, primarily related to more efficient utilization of our resources, including equipment, as well as to pockets of pricing improvement and the realization of certain costs savings on jobs in progress or nearing completion. Gross margin in 2014 was 11.6% as compared to 9.0% in the prior year period. As measured by cost, our self-performance rate was 83% during 2014, which is comparable with the prior period.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $34.7 million, an increase of $2.6 million, or 8.0%, as compared with the prior year period. The increase primarily relates to accrual for bonus expense and increase to bad debt expense in the current year. However, as a percentage of revenues, SG&A expenses declined as compared with the prior year, from 9.1% to 9.0%, resulting from the increased volume of business during 2014.

Income Tax (Benefit) Expense.  We recorded tax expense of $3.2 million in 2014, as compared with a tax benefit of $937,000 in 2013. Our effective tax rate in 2014 was 31.6% The variance is primarily due to increased net income from prior year.

Prior Year—Year Ended December 31, 2013 compared with Year Ended December 31, 2012

The following information is derived from our historical results of operations (dollars in thousands):

	Year ended December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$354,544	100.0%	$292,042	100.0%
Cost of contract revenues	322,540	91.0	277,672	95.0
Gross profit	32,004	9.0	14,370	5.0
Selling, general and administrative expenses	32,110	9.1	28,573	9.7
Operating loss	(106)	(0.1)	(14,203)	(4.7)
Loss on sale of assets, net	(153)	—	(1,822)	(0.6)
Other income	165	—	227	—
Interest income	13	—	35	—
Interest expense	(525)	(0.1)	(743)	(0.3)
Other expense, net	(500)	(0.1)	(2,303)	(0.9)
Loss before income taxes	(606)	(0.2)	(16,506)	(5.6)
Income tax benefit	(937)	(0.3)	(4,640)	(1.6)
Net income (loss)	331	0.1%	$(11,866)	(4.0)%

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

Contract revenue generated from public sector customers represented 43% of total revenue in 2013, or approximately $151 million, as compared with 49% during 2012. Continued budget uncertainties by the U.S. Army Corps of Engineers have resulted in uneven project lettings.

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

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $32.1 million in 2013, an increase of $3.5 million, or 12.6%, as compared with the prior year period. The increase is due to staffing and overhead resulting from expansion into Alaska in 2012, to the recording of bonuses payable to non-executives, to an increase in our estimates for group health insurance, and to an increase in bad debt related to a single job for a small private customer. However, as a percentage of revenues, SG&A expenses declined as compared with the prior year, from 9.7% to 9.1%, resulting from the increased volume of business during 2013.

Income Tax (Benefit) Expense.  We recorded a tax benefit of $937,000 in 2013, as compared with a tax benefit of $4.7 million in 2012. Our effective tax rate in 2013 was 154.6%. The variance from our statutory rate resulted from the reconciliation of our 2012 provision to our tax return, and was due to true-ups of deferred timing differences primarily related to depreciation, amortization of intangible assets, as well as a change in the estimate of our net operating loss carryforwards.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At December 31, 2014, our working capital was $60.5 million, as compared with $65.5 million at December 31, 2013. As of December 31, 2014, we had cash on hand of $38.9 million. Availability under our revolving credit facility is subject to a borrowing base, which did not affect our ability to fully utilize our facility. For the reasons described below, our borrowing availability at December 31, 2014 was approximately $7.9 million.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Cash flows provided by operating activities	$11,945	$13,033	$24,438
Cash flows used in investing activities	$(42,787)	$(12,010)	$(33,273)
Cash flows provided by (used in) financing activities	$28,876	$(3,248)	$12,940

Capital expenditures (included in investing activities above)	$(18,711)	$(12,760)	$(24,647)

Operating Activities. During 2014, our operations provided approximately $11.9 million in net cash inflows, as compared with cash provided by operations in the prior year period of $13.0 million. The decrease in cash inflows from operations of $1.1 million between periods was related primarily to increases in receivable balances, partially offset by a decrease in payables.

The decrease in cash provided from operations between 2013 and 2012 was due primarily by a decrease in cash received from federal tax carrybacks and a decrease in trade payables due to projects in process, offset partially by a decrease in receivables as a result of better collections during the year.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $18.7 million in 2014, as compared with $12.7 million in 2013. This increase is primarily due to the purchase of a dry-dock and land improvements to our dredge material placement area in Houston, Texas.

Financing Activities. During 2014, we borrowed approximately $30 million to fund the purchase of land dedicated to a dredge material placement area and a dry-dock. This amount was offset slightly by principal payments made on our term loan.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At December 31, 2014, our borrowing base reflected no limitation in borrowing availability.

At December 31, 2014, $26.0 million was outstanding on the revolver, reflecting the draws to fund the purchases of the dredge material placement area in Houston, Texas in February 2014 for $22.5 million and the dry-dock in September 2014 for $3.5 million. The $3.5 million draw represented interim funding for the dry-dock and was repaid in full on January 5, 2015 with proceeds from the term loan. Outstanding letters of credit, which totaled $1.1 million at December 31, 2014, reduced our maximum borrowing availability to approximately $7.9 million.

Provisions of the term loan
At December 31, 2014, the term loan components of the Credit Facility totaled $11 million and were secured by specific assets of the Company. In December 2014, the Company secured a second term loan for $4.0 million for the purchase of a dry-dock, also secured by specific assets of the Company. This loan replaces the draw on the revolver. Principal payments on the first term loan, in the amount of $389,000 are due quarterly. Payments on the second term loan are $53,000, which represents both principal and interest at a rate of 3.1%. We anticipate that the second term loan will be paid in full in December 2017, at its maturity.

Financial covenants
Restrictive financial covenants under the Credit Facility and term loan include:

•	A Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 at all times;

•	A Leverage Ratio of not greater than 2.50 to 1.00 at all times; and

•
A Profitability Covenant such that the Company and its subsidiaries shall not sustain a consolidated net loss in respect of any four consecutive fiscal quarter periods, commencing with the third quarter of 2014.

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

Interest at December 31, 2014, for the first term loan and revolver, was based on a LIBOR-option interest rate of 2.19%. For the year ended December 31, 2014, the weighted average interest rate was 2.19%.

At December 31, 2014, the Company was in compliance with its financial covenants and expects to be in compliance for at least the next 12 months.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements and to service our debt.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At

December 31, 2014, our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $150 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel. Because the typical duration of a project is between three to nine months we do not believe inflation has had a material impact on our operations.

Off Balance Sheet Arrangements

Currently our only off balance sheet arrangements are operating leases to which we are a party, those discussed above under “Bonding Capacity” and “Sources of Capital” and those which arise in the normal course of business.  These arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  See Note 20 – Commitments and Contingencies of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2014:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(in thousands)
Long-term debt obligations	$37,007	$33,527	$3,480	$—	$—
Operating lease obligations	12,019	3,439	3,759	1,856	2,965
Purchase obligations (1)	—	—	—	—	—
Total	$49,026	$36,966	$7,239	$1,856	$2,965

(1)	Commitments pursuant to other purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

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

Recently Issued Accounting Pronouncements

The FASB issues accounting standards (each, an "ASU") from time to time to its ASC, which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB. The following are those recently issued ASUs most likely to affect the presentation of the Company's consolidated financial statements:

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

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under ASC 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. This guidance was issued to resolve diversity in practice. The guidance is effective for the Company beginning January 1, 2016. The Company believes that adoption of the new guidance will not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This comprehensive new revenue recognition standard will supersede existing revenue guidance under U. S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for the Company beginning January 1, 2017. The Company is currently evaluating the impact to the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance for the presentation of an unrecognized tax benefit when, among other things, a net operating loss carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The new guidance was adopted by the Company on January 1, 2014. The new guidance did not have a material impact on the Company’s financial statements upon adoption.

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

Interest rate risk
At December 31, 2014, we had approximately $26 million outstanding on our Credit Facility. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective with reasonable assurance as of the end of such period.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Grant Thornton LLP, an independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting dated February 27, 2015 and expressed an unqualified opinion on the effectiveness of our internal control over the financial reporting as of December 31, 2014.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	70	Chairman of the Board	2007
Thomas N. Amonett	71	Director	2007
J. Michael Pearson	67	Director	2006
Austin J. Shanfelter	58	Director	2007
Gene Stoever	77	Director	2007
Mark R. Stauffer	52	President, Chief Executive Officer and Director	1999
James L. Rose	50	Executive Vice President and Chief Operating Officer*	2005
Peter R. Buchler	68	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009
Christopher J. DeAlmeida	37	Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer	2007
* Mr. Rose passed away on January 21, 2015.

Code of Ethics
We have adopted a code of ethics for our chief executive, chief financial and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full texts of the codes of ethics and corporate governance guidelines are available at our website www.orionmarinegroup.com. Although we have never done so, in the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefore on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Orion Marine Group, Inc. 12000 Aerospace Suite 300, Houston, Texas 77034, Attention: Corporate Secretary.

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
The Company’s Consolidated Financial Statements at December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.	Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2014 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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

10 .2
Credit Agreement dated as of June 25, 2012 between Orion Marine Group, Inc. the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC as Sole Lead Arranger and Bookrunner (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012) as amended by the Second Amendment to Credit Agreement, dated June 27, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 1, 2014) (File No. 001-33891)).

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
† 10.11
Form of Stock Option Agreement Under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed March 6, 2012 (File No. 001-33891)).

† 10.12
Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed March 6, 2012 (File No. 001-33891)).

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

† 10 .17
Employment Agreement, dated December 11, 2009, by and between Orion Marine Group, Inc. and James L. Rose (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 17, 2009 (File No. 001-33891)), as amended by (1) the First Amendment to Employment Agreement, dated March 30, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 5, 2011) and (2) the Second Amendment to the Employment Agreement dated March 11, 2013 (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 10-K filed March 27, 2014) (File No. 001-33891).

†10 .18
Employment Agreement, dated December 11, 2009, by and between Orion Marine Group, Inc. and Peter R. Buchler (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 17, 2009 (File No. 001-33891)), as amended by (1) the First Amendment to Employment Agreement, dated June 30, 2011, (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 5, 2011) and (2) the Second Amendment to the Employment Agreement dated June 26, 2013 (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 10-K filed March 27, 2014) (File No. 001-33891).

† 10 .19
Schedule of Changes to Compensation of Non-employee Directors, effective for 2009 (incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009 (File No. 001-33891)).

† 10 .20
Amended and Restated Employment Agreement, dated February 26, 2014, by and between Orion Marine Group, Inc. and Christopher J. DeAlmeida (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 28, 2014 (File No. 001-33891)).

10 .21
Real Estate Purchase and Sale Agreement (Jones Spoils Tracts, Harris County, TX) dated February 3, 2014, by and between PASADENA NITROGEN LLC, a Delaware limited liability company, as Seller, and CPB PROPERTIES, LLC, a Texas limited liability company, as Purchaser, and joined in by AGRIFOS HOLDINGS, INC., a Delaware corporation, effective February 26, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed March 4, 2014) (File No. 001-33891).

† 10 .22
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Mark R. Stauffer (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 2, 2015) (File No. 001-33891).

† 10 .23
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and James L. Rose (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 2, 2015) (File No. 001-33891).

† 10 .24
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Peter R. Buchler (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 2, 2015) (File No. 001-33891).

† 10 .25
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Christopher J. DeAlmeida (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 2, 2015) (File No. 001-33891).

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

ORION MARINE GROUP, INC.

February 27, 2015	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark R. Stauffer	President, Chief Executive Officer and	February 27, 2015
Mark R. Stauffer	Director

/s/ Christopher J. DeAlmeida	Chief Financial Officer	February 27, 2015
Christopher J. DeAlmeida	Chief Accounting Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	February 27, 2015
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	February 27, 2015
Thomas N. Amonett

/s/ J. Michael Pearson	Director	February 27, 2015
J. Michael Pearson

/s/ Austin J. Shanfelter	Director	February 27, 2015
Austin J. Shanfelter

/s/ Gene Stoever	Director	February 27, 2015
Gene Stoever

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2014

ORION MARINE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Orion Marine Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Marine Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Houston, Texas
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Orion Marine Group, Inc.
We have audited the internal control over financial reporting of Orion Marine Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
February 27, 2015

Orion Marine Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2014 and 2013
(In Thousands, Except Share and Per Share Information)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$38,893	$40,859
Accounts receivable:
Trade, net of allowance of $0	36,905	39,110
Retainage	15,883	10,427
Other	1,998	2,040
Income taxes receivable	333	333
Inventory	6,487	3,520
Deferred tax asset	1,755	726
Costs and estimated earnings in excess of billings on uncompleted contracts	44,581	24,856
Asset held for sale	375	417
Prepaid expenses and other	3,924	2,990
Total current assets	151,134	125,278
Property and equipment, net	161,773	141,923
Inventory, non-current	5,508	4,772
Goodwill	33,798	33,798
Intangible assets, net of amortization	87	197
Other assets	—	240
Total assets	$352,300	$306,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$33,527	$8,564
Accounts payable:
Trade	21,889	23,105
Retainage	1,706	1,667
Accrued liabilities	15,803	11,415
Taxes payable	997	459
Billings in excess of costs and estimated earnings on uncompleted contracts	16,704	14,595
Total current liabilities	90,626	59,805
Long-term debt	3,480	—
Other long-term liabilities	566	526
Deferred income taxes	20,877	17,978
Deferred revenue	34	87
Total liabilities	115,583	78,396
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,969,783 and 27,710,776 issued; 27,525,365 and 27,393,045 outstanding at December 31, 2014 and December 31, 2013, respectively	279	278
Treasury stock, 361,231 and 317,731 shares, at cost December 31, 2014 and December 31, 2013, respectively	(3,439)	(3,003)
Additional paid-in capital	166,433	163,970
Retained earnings	73,444	66,567
Equity attributable to common stockholders	236,717	227,812
Noncontrolling interest	—	—
Total stockholders’ equity	236,717	227,812
Total liabilities and stockholders’ equity	$352,300	$306,208

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2014	2013	2012
Contract revenues	$385,818	$354,544	$292,042
Costs of contract revenues	341,224	322,540	277,672
Gross profit	44,594	32,004	14,370
Selling, general and administrative expenses	34,691	32,110	28,573
Operating income (loss)	9,903	(106)	(14,203)
Other income (expense):
Gain (loss) from sale of assets, net	359	(153)	(1,822)
Other income	467	165	227
Interest income	17	13	35
Interest expense	(694)	(525)	(743)
Other income (expense), net	149	(500)	(2,303)
Income (loss) before income taxes	10,052	(606)	(16,506)
Income tax expense (benefit)	3,175	(937)	(4,640)
Net income (loss)	$6,877	$331	$(11,866)
Net income (loss) attributable to noncontrolling interest	—	—	—
Net income (loss) attributable to Orion common stockholders	$6,877	$331	$(11,866)

Basic income (loss) per share	$0.25	$0.01	$(0.44)
Diluted income (loss) per share	$0.25	$0.01	$(0.44)
Shares used to compute income (loss) per share
Basic	27,421,441	27,296,732	27,138,927
Diluted	27,787,613	27,613,054	27,138,927

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total
Balance, January 1, 2012	27,436,922	$274	(317,731)	$(3,003)	$157,560	$78,102	$—	$232,933
Stock-based compensation	—	—	—	—	3,115	—	—	3,115
Exercise of stock options	56,658	1	—	—	298	—	—	299
Issuance of restricted stock	36,640	—	—	—	—	—	—	—
Excess tax benefits from exercise of stock options	—	—	—	—	—	—	—	—
Noncontrolling interest, acquired	—	—	—	—	—	—	16	16
Distributions to noncontrolling interest	—	—	—	—	—	—	34	34
Net income	—	—	—	—	—	(11,866)	—	(11,866)
Balance, December 31, 2012	27,530,220	$275	(317,731)	$(3,003)	$160,973	$66,236	$50	$224,531
Stock-based compensation	—	—	—	—	2,141	—	—	2,141
Exercise of stock options	155,731	3	—	—	856	—	—	859
Issue restricted stock	24,824	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(50)	(50)
Net income	—	—	—	—	—	331	—	331
Balance, December 31, 2013	27,710,775	$278	(317,731)	$(3,003)	$163,970	$66,567	$—	$227,812
Stock-based compensation	—	—	—	—	1,594	—	—	$1,594
Exercise of stock options	143,282	1	—	—	869	—	—	870
Issue restricted stock	115,726	—	—	—	—	—	—	—
Purchase of stock into treasury	—	—	(43,500)	(436)	—	—	—	(436)
Net income	—	—	—	—	—	6,877	—	6,877
Balance, December 31, 2014	27,969,783	$279	(361,231)	$(3,439)	$166,433	$73,444	$—	$236,717

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$6,877	$331	$(11,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,451	21,538	21,570
Deferred financing cost amortization	—	52	103
Bad debt expense	993	259	12
Deferred income taxes	1,869	(239)	(1,646)
Stock-based compensation	1,594	2,141	3,115
(Gain)/Loss on sale of property and equipment	(359)	153	1,822
Change in contingent liability related to earnout	—	(271)	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,202)	4,571	(26,966)
Income tax receivable	—	2,125	10,888
Inventory	(3,702)	(3,024)	(497)
Note receivable	—	46	5
Prepaid expenses and other	(695)	(200)	(497)
Costs and estimated earnings in excess of billings on uncompleted contracts	(19,725)	(5,611)	(4,133)
Accounts payable	(1,178)	(6,405)	18,826
Accrued liabilities	4,428	(808)	2,803
Income tax payable	538	207	252
Billings in excess of costs and estimated earnings on uncompleted contracts	2,109	(1,774)	10,704
Deferred revenue	(53)	(58)	(57)
Net cash provided by operating activities	11,945	13,033	24,438
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,005	750	374
Purchase of property and equipment	(18,711)	(12,760)	(24,647)
Acquisition of business in Alaska	—	—	(9,000)
Acquisition of land	(25,081)	—	—
Net cash used in investing activities	(42,787)	(12,010)	(33,273)
Cash flows from financing activities:
Borrowings from Credit Facility	30,000	—	18,000
Payments made on borrowings from Credit Facility	(1,557)	(4,057)	(5,379)
Contributions from noncontrolling interest	—	(50)	34
Exercise of stock options	869	859	298
Excess tax benefit from stock option exercise	—	—	—
Increase in loan costs	—	—	(13)
Purchase of shares into treasury	(436)	—	—
Net cash (used in) provided by financing activities	28,876	(3,248)	12,940
Net change in cash and cash equivalents	(1,966)	(2,225)	4,105
Cash and cash equivalents at beginning of period	40,859	43,084	38,979
Cash and cash equivalents at end of period	$38,893	$40,859	$43,084
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$742	$483	$697
Taxes (net of refunds)	$770	$(3,045)	$(14,039)
Supplemental disclosure of non cash transaction:
Fair value of earnout from acquisition of business in Alaska	$—	$—	$271
The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(Tabular Amounts in thousands, Except for Share and per Share Amounts)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Marine Group, Inc. and its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of heavy civil marine construction services on, over and under the water in the continental United States, Alaska, Canada and in the Caribbean Basin.  Our heavy civil marine projects include marine transportation facilities; bridges and causeways; marine pipelines; mechanical and hydraulic dredging and specialty projects.  We are headquartered in Houston, Texas.

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

We have the same customers with similar funding drivers and market demands across our entire business. Our business wide customers include the U.S. Army Corps of Engineers, U.S. Navy, U.S. Coast Guard, state transportation departments, local port authorities and private customers such as petrochemical terminal operators, private terminal operators and cruise line facilities. We consider funding availability to be similar across our business, particularly in the form of governmental budgeting (federal, state and local) and capital expenditure and maintenance and repair spending by private customers.

Across our business, we comply with macro environmental regulatory environments driven through Federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration, as well as others.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at December 31, 2014 and December 31, 2013 consisted primarily of money market mutual funds and overnight bank deposits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts located in countries where the Company performs work in which amounts were insignificant in either 2014 or 2013.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2014 and 2013. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of December 31, 2014 and December 31, 2013, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retention at December 31, 2014 totaled $15.9 million, of which $0.6 million is expected to be collected beyond 2015.  Retention at December 31, 2013 totaled $10.4 million.

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

Advertising Costs

The Company primarily obtains contracts through the open bid process, and therefore advertising costs are not a significant component of expense.  Advertising costs are expensed as incurred.  Advertising expenses totaled $13,000, $38,000, and $57,000 in 2014, 2013 and 2012, respectively.

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

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis.  This review indicated that the actual lives of certain dredging equipment were shorter than the estimated useful lives used for depreciation purposes in the Company’s financial statements.  As a result, the Company changed its estimates of this dredging equipment to better reflect the estimated periods during which these assets will remain in service.  The estimated useful lives of the dredging equipment that previously averaged approximately five years was reduced to three years.  The effect of this change in estimate was to increase 2014 depreciation expense by $0.7 million, decrease 2014 net income by $0.5 million and decrease 2014 basic and diluted earnings per share by $0.02.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. During 2014, most of these assets were sold, generating proceeds of approximately $0.5 million. The assets remaining at December 31, 2014 are expected to be disposed of within one year.

Goodwill and Other Intangible Assets

Goodwill

Goodwill recorded on our Consolidated Balance Sheets is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.  We have determined we have a single operating segment and reporting unit, for goodwill impairment testing, as the nature of our business includes similar services; similar internal processes for the production of our services; similar methods used to provide our services to our customers; similar types of customers; a similar regulatory environment, and our assessment of our future prospects is similar throughout our operations. Furthermore, the types of information and the internal reports used by our CODM to monitor performance, evaluate results of operations, allocate resources, and manage the business are similar across our business. Therefore, based on the management of our business, we have a single reporting unit for impairment testing, which matches our single operating segment for financial reporting.

At December 31, 2014, goodwill totaled $33.8 million. The Company assesses the fair value of its reporting unit based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. We also consider assumptions that market participants may use.

As required by the Company's policy, annual impairment tests of goodwill are performed as of October 31 of each year or when circumstances arise that indicate a possible impairment might exist. The first step of the October 31, 2014 goodwill impairment test resulted in no indication of impairment, and no events have occurred since that date that would require an interim impairment test. The discount rate used in testing goodwill for the impairment test was 16.5%, and future cash flow projections were based on management's estimates, which the Company believes are conservative estimates due to the Company's operating losses in 2013 and 2012, pricing pressures and market conditions. The impairment test concluded that the fair value of the Company's reporting unit exceeded carrying value by 37%. In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

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

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by U.S. GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against any deferred tax asset. The current provision for income tax is based upon the current tax laws and the Company’s interpretation of these laws, as well as the probable outcomes of any tax audits. The value of any net deferred tax asset depends upon estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that the Company does not expect to realize. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting the Company’s financial position and results of operations. The Company computes deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company maintains three levels of excess loss insurance coverage, totaling $150 million in excess of primary coverage. The Company’s excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $7.5 million and $5.8 million at December 31, 2014 and 2013, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This comprehensive new revenue recognition standard will supersede existing revenue guidance under U. S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for the Company beginning January 1, 2017. The Company is currently evaluating the impact to the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance for the presentation of an unrecognized tax benefit when, among other things, a net operating loss carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The new guidance was adopted by the Company on January 1, 2014. The new guidance did not have a material impact on the Company’s financial statements upon adoption.

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

The Seller did not meet the target earnout threshold based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") during the twelve months immediately following the closing, and no amounts were paid to the Seller. The liability of $271,000 recorded at December 31, 2012 was reversed in June 2013.

In addition, the Company acquired full ownership interest in one foreign entity, a two-thirds interest in another foreign entity, and the rights to the trade name. The two-thirds interest was sold back to the Seller in December 2013.
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

The fixed assets acquired, consisting primarily of construction equipment, are to be depreciated in accordance with Company policy, generally three to 15 years.

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

4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of receivables (trade and retainage) at December 31, 2014 and December 31, 2013, respectively:

	December 31, 2014		December 31, 2013
Federal Government	$4,607	9%	$4,849	10%
State Governments	476	1%	4,002	8%
Local Governments	13,927	26%	8,857	18%
Private Companies	33,778	64%	31,829	64%
Total receivables	$52,788	100%	$49,537	100%

At December 31, 2014, a private sector customer accounted for 14.0% of total trade receivables. At December 31, 2013, a private sector customer accounted for 9.9% of total trade receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
	2014	%	2013	%	2012	%
Federal	$47,390	13%	$65,926	19%	$64,049	22%
State	43,147	11%	30,451	9%	35,799	12%
Local	97,145	25%	54,702	15%	44,626	15%
Private	198,136	51%	203,465	57%	147,568	51%
	$385,818	100%	$354,544	100%	$292,042	100%

In the twelve months ended December 31, 2014, no single customer exceeded 10% of total contract revenues. In the year ended December 31, 2013, the U.S. Army Corps of Engineers represented 11.7% of contract revenues. In the year ended December 31, 2012 the U.S. Army Corps of Engineers represented 16.7% of contract revenues and a private sector customer represented 10.7% of contract revenues.

The Company does not believe that the loss of any one of these customers would have a material adverse effect on the Company and its subsidiaries and affiliates as no specific customer sustains a large portion of our revenue at one time.

Revenues generated outside the United States totaled 12.9%, 8.5% and 4.0% of total revenues for the years ended 2014, 2013 and 2012, respectively and were primarily located in the Caribbean.

The Company’s long-lived assets are substantially located in the United States.

5.	Contracts in Progress

Contracts in progress are as follows at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$554,109	$360,678
Estimated earnings	97,687	47,208
	651,796	407,886
Less: Billings to date	(623,919)	(397,625)
	$27,877	$10,261
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	44,581	$24,856
Billings in excess of costs and estimated earnings on uncompleted contracts	(16,704)	(14,595)
	$27,877	$10,261

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

6.	Property and Equipment

The following is a summary of property and equipment at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Automobiles and trucks	$2,006	$2,148
Building and improvements	28,641	22,828
Construction equipment	146,088	145,309
Dredges and dredging equipment	96,275	93,963
Office equipment	4,891	4,545
	277,901	268,793
Less: accumulated depreciation	(161,276)	(144,121)
Net book value of depreciable assets	116,625	124,672
Construction in progress	5,274	2,458
Land	39,874	14,793
	$161,773	$141,923

For the years ended December 31, 2014, 2013 and 2012, depreciation expense was $23.5 million, $21.1 million and $21.5 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Income.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

As discussed in Note 3 (above), the Company purchased the assets of West Construction for approximately $9.3 million, which increased fixed assets by approximately $4.5 million. The Company drew from its Credit Facility (as defined in Note 11) to finance the acquisition of West Construction.

In 2013, the Company adopted a plan to dispose of under-utilized equipment. These assets were separately presented in the Consolidated Balance Sheets as "Assets Held for Sale" and were no longer depreciated. The carrying value of certain of these assets exceeded fair value, and consequently, the Company recorded an impairment loss of $2.0 million on those assets. The loss is recorded in the "Other" section of the Consolidated Statements of Operations. During 2014, the Company received proceeds of $0.5 million from the sale of certain of these assets. Approximately $0.4 million remain as held for sale on the Company's Consolidated Balance Sheets at December 31, 2014. The Company expects to dispose of the remaining assets within one year of the balance sheet date.

7.	Inventory

Inventory at December 31, 2014 and December 31, 2013, of $6.5 million and $3.5 million respectively, consists of spare parts and small equipment held for use in the ordinary course of business.

Non current inventory at December 31, 2014 and December 31, 2013 totaled $5.5 million and $4.8 million, respectively, and consisted primarily of spare engine components kept on hand for the Company's assets.

8.	Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, we believe that the carrying value of our accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values.

The fair value of the Company’s reporting unit (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization as discussed in Note 2. In 2012, we acquired the assets of West Construction, which resulted in the valuation of fixed assets and goodwill on a non-recurring basis, as presented in the table below:

	December 31, 2012	Level 1	Level II	Level III
Assets acquired in business combinations	$5,936	—	—	$5,936
Goodwill and other intangibles	$3,352	—	—	$3,352
Fair value of earnout liability	$(271)	—	—	$(271)

The fair value of the Company's debt at December 31, 2014 and 2013 approximated its carrying value of $37.0 million and $8.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Beginning balance, January 1	$33,798	$33,798
Additions	—	—
Ending balance	$33,798	$33,798

No indicators of goodwill impairment were identified during the year ended December 31, 2014.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	2014	2013
Intangible assets, January 1	$7,602	$7,602
Additions	—	—
Total intangible assets, end of year	7,602	7,602

Accumulated amortization	$(7,405)	$(6,975)
Current year amortization	(110)	(430)
Total accumulated amortization	(7,515)	(7,405)

Net intangible assets, end of year	$87	$197

The intangible assets were acquired in 2012 as part of the purchase of West Construction (see Note 3 above), and amortize over a period of one to three years, with remaining amortization of $87,000 to be recognized in 2015.

10.	Accrued Liabilities

Accrued liabilities at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Accrued salaries, wages and benefits	$4,925	$3,604
Accrual for self-insurance liabilities	7,490	5,787
Property taxes	2,146	584
Sales tax	676	481
Other accrued expenses	566	959
	$15,803	$11,415

11.	Long-term Debt and Line of Credit

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At December 31, 2014, our borrowing base reflected no limitation in borrowing availability.

At December 31, 2014, $26.0 million was outstanding on the revolver, reflecting the draws to fund the purchases of the dredge material placement area in Houston, Texas in February 2014 for $22.5 million and the dry-dock in September 2014 for $3.5 million. The $3.5 million draw represented interim funding for the dry-dock and was repaid in full on January 5, 2015 with proceeds from the term loan. Outstanding letters of credit, which totaled $1.1 million at December 31, 2014, reduced our maximum borrowing availability to approximately $7.9 million.

Provisions of the term loan
At December 31, 2014, the term loan components of the Credit Facility totaled $11 million and is secured by specific assets of the Company. In December 2014, the Company obtained a second term loan for $4.0 million for the purchase of a dry-dock, also secured by specific assets of the Company. This loan replaces the draw on the revolver. Principal payments on the first term loan, in the amount of $389,000 are due quarterly. Payments on the second term loan are $53,000, which represents both principal and interest at a rate of 3.1%. We anticipate that the second term loan will be paid in full in December 2017, at its maturity.

Financial covenants
Restrictive financial covenants under the Credit Facility and term loan include:

•	A Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 at all times;

•	A Leverage Ratio of not greater than 2.50 to 1.00 at all times; and

•
A Profitability Covenant such that the Company and its subsidiaries shall not sustain a consolidated net loss in respect of any four consecutive fiscal quarter periods, commencing with the third quarter of 2014.

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

Interest at December 31, 2014, for the first term loan and revolver, was based on a LIBOR-option interest rate of 2.19%. For the year ended December 31, 2014, the weighted average interest rate was 2.19%.

At December 31, 2014, the Company was in compliance with its financial covenants and expects to be in compliance for at least the next 12 months.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements and to service our debt.

12.	Purchase of Common Shares

In October 2014, the Board of Directors of the Company approved a common share repurchase program that authorized the repurchase of up to $40 million in open market value. The shares may be repurchased over time, depending on market conditions, the market price of the Company's common shares, the Company's capital levels, the Company's capital needs, securities laws and limitations, and other considerations. The share repurchase program is expected to expire five years from the date the program was approved. During 2014, the Company repurchased 43,500 shares at an average price of $9.98 per share.

13.	Income Taxes

The following table presents the components of our consolidated income tax expense for the years ended December 31, 2014, 2013 and 2012:

	Current	Deferred	Total
Year ended December 31, 2014
U.S. Federal	$247	$2,571	$2,818
State and local	$599	$(702)	$(103)
Foreign	460	—	460
	$1,306	$1,869	$3,175
Year ended December 31, 2013
U.S. Federal	$(936)	$19	$(917)
State and local	238	(258)	(20)
	$(698)	$(239)	$(937)
Year ended December 31, 2012
U.S. Federal	$(3,214)	$(2,174)	$(5,388)
State and local	220	528	748
	$(2,994)	$(1,646)	$(4,640)

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2014	2013	2012
Statutory amount (computed at 35%)	$3,519	$(212)	$(5,776)
State income tax, net of federal benefit	(312)	(20)	564
Permanent differences	122	(13)	(743)
Permanent differences, incentive stock options	157	237	1,189
True up of deferred balances for non-qualified stock options	—	(571)	—
True up of deferred balances for state tax benefits	—	(401)	—
True up to prior year taxes	(311)	—	—
Other (net)	—	43	126
Consolidated income tax provision	$3,175	$(937)	$(4,640)
Consolidated effective tax rate	31.6%	154.6%	27.9%

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

The Company’s deferred tax assets and liabilities are as follows:

	December 31, 2014		December 31, 2013
	Current	Long- term	Current	Long- term
Assets related to:
Accrued liabilities	$2,714	$—	$1,913	$—
Intangible assets	111	1,935	121	2,219
Net operating loss carryforward	—	3,797	—	10,604
Non-qualified stock options	45	1,248	—	1,268
Foreign tax credits	—	1,078	—	—
AMT credits	—	993	—	—
Other	44	(16)	23	1,170
Total assets	2,914	9,035	2,057	15,261
Liabilities related to:
Depreciation and amortization	—	(26,173)	—	(30,082)
Goodwill	—	(3,753)	—	(3,157)
Deferred revenue on maintenance contracts	(1,121)	14	(1,327)	—
Other	(38)	—	(4)	—
Total liabilities	(1,159)	(29,912)	(1,331)	(33,239)
Net deferred assets (liabilities)	$1,755	$(20,877)	$726	$(17,978)

As reported in the balance sheets:

	December 31, 2014	December 31, 2013
Net current deferred tax assets	1,755	726
Net non-current deferred tax liabilities	(20,877)	(17,978)
Total net deferred tax liabilities:	$(19,122)	$(17,252)

In assessing the realizability of deferred tax assets at December 31, 2014, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible. Although the Company has had a taxable loss over the past three years, as of December 31, 2014, the Company believes that all of its available deferred tax assets will be utilized prior to expiration and therefore has not recorded a valuation allowance.

The Company has a net operating loss carryforward ("NOL") in 2014 of $2.8 million for state income tax reporting purposes due to the losses sustained in various states in 2011, 2012 and 2013. The Company believes it will be able to utilize these NOL's against future income, due to expiration dates well into the future, and therefore no valuation allowance has been established. For federal tax reporting purposes, the Company carried all of its 2011 NOL back to 2009 and 2010 and received approximately $13.1 million in cash against these tax years. Part of the loss generated in 2012 was carried back to 2010, and the Company received $2.7 million in 2013. Approximately $1.0 million remains as a federal tax carryforward, which the Company believes it will be able to utilize before expiration.

As of December 31, 2014 the Company had approximately $1 million of alternative minimum tax credits available that do not expire. In addition, excess tax benefits of approximately $1.8 million associated with the vesting of restricted stock awards and other stock options are not included in the federal net operating loss carryovers, but will not be recognized as a tax benefit recorded to additional paid-in capital until realized.

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2008, 2009, 2010 and 2011. The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. In 2012, the Company recorded $99,000 as additional tax expense related to penalties and interest incurred as a result of filings in the U.S. Virgin Islands. No interest or penalties have been accrued at December 31, 2014 and 2013, as the Company has not recorded any uncertain tax positions. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with U.S. GAAP.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2015.

In September 2013, the IRS issued its final regulations governing expenditures made on tangible property, and provides guidance on amounts paid to improve tangible property and acquire or produce tangible property, as well as guidance regarding the disposition of property and the expensing of supplies and materials (the “Repair Regulations"). Adoption and implementation was required for tax years beginning on or after January 1, 2014. The Company adopted the Repair Regulations as of January 1, 2014, and adoption did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

14.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of (loss) earnings per share. For the year ended December 31, 2014, 801,441 potential common stock equivalents were excluded from the computation as the effect of such would be anti-dilutive. Antidilutive stock options outstanding totaled 795,133 and 2,283,840 in the years ended December 31, 2013 and 2012, respectively.

The following table reconciles the denominators used in the computations of both basic and diluted (loss) earnings per share:

	Year ended December 31,
	2014	2013	2012
Basic:
Weighted average shares outstanding	27,421,441	27,296,732	27,138,927
Diluted:
Total basic weighted average shares outstanding	27,421,441	27,296,732	27,138,927
Effect of dilutive securities:
Common stock options	366,172	316,322	—
Total weighted average shares outstanding assuming dilution	27,787,613	27,613,054	27,138,927
Anti-dilutive stock options	801,441	795,133	2,283,840
Shares of common stock issued from the exercise of stock options	143,282	155,731	56,658

15.	Stock-Based Compensation

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

Restricted Stock

The following table summarizes the restricted stock activity under the Company's equity incentive plans :

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2012	452,567	$7.09
Granted	36,640	$6.55
Vested	(171,988)	$8.14
Forfeited/repurchased shares	—	$—
Nonvested at December 31, 2012	317,219	$6.46
Granted	24,824	$11.28
Vested	(124,998)	$7.17
Forfeited/repurchased shares	—	$—
Nonvested at December 31, 2013	217,045	$6.60
Granted	115,726	$11.35
Vested	(96,908)	$7.35
Forfeited/repurchased shares	—	$—
Nonvested at December 31, 2014	235,863	$8.63

Independent directors receive equity compensation each year in the form of grants.  In 2014, the fair value of the grant was $70,000, with vesting six months from the date of grant. In November 2013, the Company's independent directors received their annual equity compensation grants of 6,206 shares, with a fair value of $11.29, and in November 2014, the independent directors received annual equity compensation grants of 6,167 shares, with a fair value of $11.35 per share. Additionally, in November 2014, certain officers and executives of the Company were awarded 84,891 shares with a vesting period of three years and a fair value of $11.35.

Stock Options

The following table summarizes the stock option activity under the Company's equity incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,128,904	$9.42
Granted	262,051	$6.56
Exercised	(56,658)	$5.27
Forfeited	(50,512)	$7.99
Outstanding at December 31, 2012	2,283,785	$9.23
Granted	35,081	$9.48
Exercised	(155,731)	$5.51
Forfeited	(91,378)	$9.82
Outstanding at December 31, 2013	2,071,757	$9.49
Granted	233,828	$11.35
Exercised	(143,282)	$6.08
Forfeited	(105,405)	$11.06
Outstanding at December 31, 2014	2,056,898	$9.86

Vested at December 31, 2014 and expected to vest	2,031,492	$9.87	5.81	$5,360
Exercisable at December 31, 2014	1,461,837	$10.50	4.96	$3,681

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

	2014	2013	2012
Weighted average grant-date fair value of options granted	$6.40	$4.11	$4.08
Risk-free interest rate	1%	1%	1.42%
Expected volatility	88.5%	62.4%	68.5%
Expected term of options (in years)	3.0	3.2	6.2
Dividend yield	—%	—%	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants.  The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for the years presented is based on the exercise history.

For years ended December 31, 2014, 2013 and 2012, compensation expense related to stock based awards outstanding for the periods was $1.6 million, $2.1 million and $3.1 million, respectively.

The Company applies a 5.5% forfeiture rate to its option grants. In November 2014, certain officers and executives of the Company were awarded 233,828 shares with a vesting period of three years and a fair value of $11.35. No options were granted for the year ended December 31, 2013.

In the year ended December 31, 2014, the Company received proceeds of approximately $869,000 upon the exercise of 143,282 options. In the year ended December 31, 2013, proceeds of $858,000 upon the exercise of 155,731 options and in the year ended December 31, 2012, 56,658 options were exercised, generating proceeds of $298,000.

As of December 31, 2014, there was $2.6 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested equity awards, which is expected to be recognized over a weighted average period of 2.4 years.

	2014	2013	2012
Total intrinsic value of options exercised	$494	$804	$130
Total fair value of shares vested	$923	$1,457	$1,997

16.	Employee Benefits

All employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pretax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2014, the Company contributed $1.2 million to the plan, and in 2013 and 2012, the Company contributed $1.0 million to the plan in each respective year.

The Company contributes to several multiemployer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in its multiemployer plans, it may be required to pay a withdrawal liability based on the underfunded status of the plan.

The following table presents the Company's participation in these plans:

	Pension Plan	Pension Protection Act ("PPA")		FIP/RP					Expiration
Pension Trust	Employer	Certified Zone Status (1)		Status	Contributions			Surcharge	of Collective
Fund	Identification Number	2014	2013	P/I (2)	2014	2013	2012	Imposed	Bargaining Agreement
International Union of Operating Engineers-Employers Construction Industry Retirement Plan	91-6028571	Green	Green	N/A	$1,295	$534	$486	—	2015
Associated General Contractors of Washington Carpenter, Piledrivers, and Millwrights	91-6029051	Green	Green	N/A	$737	$438	$400	—	2015
Alaska Carpenters Trust Fund	92-0120866	Green	Green	N/A	$1,044	$856	$142	—	2017
Alaska Laborers Trust Fund	91-6028298	Orange	Orange	P	$246	$52	$—	—	2015

1.    The most recent PPA zone status available in 2014 and 2013 is for the plan's year end during 2013 and 2012, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
2.    The FIP/RP Status P/I column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending ("P"), or implemented ("I").

There are currently no plans to withdraw from any of the multiemployer plans in which the Company participates.

17.	Commitments and Contingencies

Operating Leases

In July 2005, the Company executed a sale-leaseback transaction in which it sold an office building for $2.1 million and entered into a ten year lease agreement. The sale of the office building resulted in a gain of $562,000 which has been deferred and amortized over the life of the lease. The Company recognized approximately $56,000 in each of the years ending December 31, 2014, 2013 and 2012, respectively. Scheduled increases in monthly rent are included in the lease agreement. Rent expense under this agreement was approximately $173,000 for each of the years ending December 31, 2014, 2013 and 2012, respectively. The Company, at its option, can extend the lease for two additional five year terms. However, the Company has opted not to renew the lease and it will expire July 1, 2015.

In 2005, the Company entered into a lease agreement for vehicles under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $2.7 million, and $2.8 million, respectively.

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows:

Amount
Year ended December 31,
2015	$3,439
2016	2,276
2017	1,483
2018	948
2019	908
Thereafter	2,965
$12,019

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

18.    Selected Quarterly Financial Data

The following table sets forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2014.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2014
Revenues	$81,258	$90,251	$106,976	$107,333	$385,818
Gross profit	7,647	5,873	12,906	18,168	44,594
Operating (loss) income	(317)	(2,256)	5,047	7,429	9,903
(Loss) income before income taxes	(344)	(1,899)	4,838	7,457	10,052
Net (loss) income	(210)	(1,163)	2,962	5,288	6,877
Net (loss) income attributable to common stockholders	(210)	(1,163)	2,962	5,288	6,877
(Loss) earnings per share:
Basic	$(0.01)	$(0.04)	$0.11	$0.19	$0.25
Diluted	$(0.01)	$(0.04)	$0.11	$0.19	$0.25

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2013
Revenues	$75,059	$84,081	$88,992	$106,412	$354,544
Gross profit	5,827	7,786	5,585	12,806	32,004
Operating (loss) income	(1,864)	231	(2,389)	3,916	(106)
Loss (income) before income taxes	(1,737)	190	(2,475)	3,416	(606)
Net (loss) income	(1,097)	212	(974)	2,190	331
Net (loss) income attributable to noncontrolling interest	(7)	(18)	(31)	56	—
Net (loss) income attributable to common stockholders	(1,090)	230	(943)	2,134	331
(Loss) earnings per share:
Basic	$(0.04)	$0.01	$(0.03)	$0.08	$0.01
Diluted	$(0.04)	$0.01	$(0.03)	$0.08	$0.01

ORION MARINE GROUP, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deduction	Balance at the End of the Period

Year ended December 31, 2012
Provision for Doubtful Accounts	$—	$12	$(12)	$—
Year ended December 31, 2013
Provision for Doubtful Accounts	$—	$213	$(213)	$—
Year ended December 31, 2014
Provision for Doubtful Accounts	$—	$993	$(993)	$—