Form 10-Q
period 2015-03-31
Orion Marine Group Inc
filed 2015-05-06
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of May 6, 2015, 27,953,929 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2015

Part I - Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$34,734	$38,893
Accounts receivable:
Trade, net of allowance of $0	27,387	36,905
Retainage	15,011	15,883
Other	1,619	1,998
Income taxes receivable	101	333
Inventory	6,723	6,487
Deferred tax asset	1,733	1,755
Costs and estimated earnings in excess of billings on uncompleted contracts	47,104	44,581
Asset held for sale	375	375
Prepaid expenses and other	3,739	3,924
Total current assets	138,526	151,134
Property and equipment, net	162,057	161,773
Inventory, non-current	5,508	5,508
Goodwill	33,798	33,798
Intangible assets, net of amortization	59	87
Total assets	$339,948	$352,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$29,642	$33,527
Accounts payable:
Trade	23,233	21,889
Retainage	1,788	1,706
Accrued liabilities	13,474	15,803
Taxes payable	512	997
Billings in excess of costs and estimated earnings on uncompleted contracts	9,152	16,704
Total current liabilities	77,801	90,626
Long-term debt	3,348	3,480
Other long-term liabilities	512	566
Deferred income taxes	20,997	20,877
Deferred revenue	15	34
Total liabilities	102,673	115,583
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,953,929 and 27,969,783 issued; 27,592,699 and 27,525,365 outstanding at March 31,2015 and December 31, 2014, respectively	279	279
Treasury stock, 361,231 shares, at cost	(3,439)	(3,439)
Additional paid-in capital	167,249	166,433
Retained earnings	73,186	73,444
Equity attributable to common stockholders	237,275	236,717
Total stockholders’ equity	237,275	236,717
Total liabilities and stockholders’ equity	$339,948	$352,300
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended March 31,
	2015	2014
Contract revenues	$81,455	$81,258
Costs of contract revenues	72,999	73,611
Gross profit	8,456	7,647
Selling, general and administrative expenses	8,692	7,964
Loss from operations	(236)	(317)
Other (expense) income
Gain from sale of assets, net	43	93
Interest income	12	10
Interest expense	(238)	(130)
Other expense, net	(183)	(27)
Loss before income taxes	(419)	(344)
Income tax benefit	(161)	(134)
Net loss attributable to Orion common stockholders	$(258)	$(210)

Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)
Shares used to compute loss per share
Basic	27,604,681	27,397,877
Diluted	27,604,681	27,397,877

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2014	27,969,783	$279	(361,231)	$(3,439)	$166,433	$73,444	$236,717
Stock-based compensation	—	$—	—	$—	788	$—	788
Exercise of stock options	3,970	—	—	$—	28	$—	28
Forfeiture of restricted stock	(19,824)	$—	—	$—	$—	$—	—
Net loss	—	$—	—	$—	$—	(258)	(258)
Balance, March 31, 2015	27,953,929	$279	(361,231)	$(3,439)	$167,249	$73,186	$237,275

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(258)	$(210)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization	5,445	5,619
Bad debt expense (recoveries)	1	(7)
Deferred income taxes	144	(34)
Stock-based compensation	788	407
Loss on sale of property and equipment	(44)	(93)
Change in operating assets and liabilities:
Accounts receivable	10,768	8,851
Income tax receivable	232	—
Inventory	(236)	(819)
Prepaid expenses and other	185	218
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,883)	8,300
Accounts payable	1,427	(11,867)
Accrued liabilities	(2,383)	1,032
Income tax payable	(485)	(86)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,192)	(4,761)
Deferred revenue	(19)	(14)
Net cash provided by operating activities	5,490	6,536
Cash flows from investing activities:
Proceeds from sale of property and equipment	52	174
Purchase of land	—	(22,199)
Purchase of property and equipment	(5,712)	(2,005)
Net cash used in investing activities	(5,660)	(24,030)
Cash flows from financing activities:
Borrowings from Credit Facility	—	22,500
Payments made on borrowings from Credit Facility	(4,017)	(389)
Exercise of stock options	28	136
Net cash (used in) provided by financing activities	(3,989)	22,247
Net change in cash and cash equivalents	(4,159)	4,753
Cash and cash equivalents at beginning of period	38,893	40,859
Cash and cash equivalents at end of period	$34,734	$45,612
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$238	$165
Taxes (net of refunds)	$(33)	$(14)
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

Although we describe our business in this report in terms of the services we provide, our base of customers and the areas in which we operate, we have concluded that our operations currently comprise one reportable segment pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting.  In making this determination, we considered the similar economic characteristics of our operations. The methods used, and the internal processes employed to deliver our heavy civil marine construction services are similar throughout our business, including standardized estimating, project controls and project management. We have the same customers with similar funding drivers throughout our business, and we comply with regulatory environments driven through Federal agencies such as the U. S. Army Corps of Engineers, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration, among others. Additionally, our business is driven by macro-economic considerations including import/export seaborne transportation, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across our business. The tools used by our chief operating decision maker to allocate resources and assess performance are based on our business of heavy civil marine construction.

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2014 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the revenues and expenses reported by the periods covered by the accompanying consolidated financial statements; and certain amounts disclosed in these Notes to Condensed Consolidated Financial Statements. Although these estimates and assumptions are based on management's assessment of the most recent information available, actual results could differ from those estimates and assumptions. Management continually evaluates its estimates, judgments and assumptions based on available information and past experience and makes adjustments accordingly. Please refer to Note 2 of the Notes to Consolidated Financial statements included in our 2014 Form 10-K for a discussion of other significant estimates and assumptions affecting our condensed consolidated financial statements which are not discussed below.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on our cash balances in excess of federally insured limits.  Cash equivalents at March 31, 2015 and December 31, 2014 consisted primarily of money market mutual funds and overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of March 31, 2015. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2015 and December 31, 2014, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance of the work by the owner.  Retention at March 31, 2015 totaled $15.0 million, of which $0.8 million is expected to be collected beyond March 31, 2016.  Retention at December 31, 2014 totaled $15.9 million.

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

Fair Value Measurements

We evaluate and present certain amounts included in the accompanying consolidated financial statements at “fair value” in accordance with U.S. GAAP, which requires us to base our estimates on assumptions that market participants, in an orderly transaction, would use to price an asset or liability, and to establish a hierarchy that prioritizes the information used to determine fair value.  In measuring fair value, we use the following inputs in the order of priority indicated:

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheets and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. The assets held for sale at March 31, 2015 and December 31, 2014 are expected to be disposed of within one year.

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

The Company maintains three levels of excess loss insurance coverage, totaling $150 million in excess of primary coverage. The Company’s excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $7.0 million and $7.5 million at March 31, 2015 and December 31, 2014, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This comprehensive new revenue recognition standard will supersede existing revenue guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for the Company beginning January 1, 2017. The Company is currently evaluating the impact to the Company’s financial statements.
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

3.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015		December 31, 2014
Federal Government	$4,376	10%	$4,607	9%
State Governments	1,346	3%	476	1%
Local Governments	13,517	32%	13,927	26%
Private Companies	23,159	55%	33,778	64%
Total receivables	$42,398	100%	$52,788	100%

At March 31, 2015, a private sector customer represented 16.2% of total trade receivables. At December 31, 2014, a private sector customer accounted for 14.0% of total trade receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the three months and three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	%	2014	%
Federal	$12,312	15%	$11,897	15%
State	9,631	12%	6,911	8%
Local	21,292	26%	13,505	17%
Private	38,220	47%	48,945	60%
	$81,455	100%	$81,258	100%

In the three months ended March 31, 2015, the United States Army Corps of Engineers (USACOE) generated 10.6% of total contract revenues. In the three months ended March 31, 2014, a private customer generated 14.3% of total contract revenues and the USACOE generated 13.8% of total contract revenues.

The Company does not believe that the loss of any one of these customers would have a material adverse effect on the Company or its subsidiaries and affiliates, since no single specific customer sustains such a large portion of receivables or contract revenue over time.

4.	Contracts in Progress

Contracts in progress are as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$606,035	$554,109
Estimated earnings	98,788	97,687
	704,823	651,796
Less: Billings to date	(666,871)	(623,919)
	$37,952	$27,877
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$47,104	$44,581
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,152)	(16,704)
	$37,952	$27,877

Costs and estimated earnings in excess of billings on completed contracts, net of billings totaled $0.9 million at March 31, 2015.

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

5.	Property and Equipment

The following is a summary of property and equipment at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Automobiles and trucks	$2,209	$2,006
Building and improvements	28,726	28,641
Construction equipment	147,221	146,088
Dredges and dredging equipment	99,491	96,275
Office equipment	4,991	4,891
	282,638	277,901
Less: accumulated depreciation	(166,282)	(161,276)
Net book value of depreciable assets	116,356	116,625
Construction in progress	5,827	5,274
Land	39,874	39,874
	$162,057	$161,773

For the three months ended March 31, 2015, and 2014, depreciation expense was $5.4 million and $5.6 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 10).

The Company’s long-lived assets are substantially located in the United States.

6.	Inventory

Inventory at March 31, 2015 and December 31, 2014, of $6.7 million and $6.5 million respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at March 31, 2015 and December 31, 2014 of $5.5 million in each period, respectively, consisted primarily of spare engines components kept on hand for certain of the Company's assets.

7.	Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, the Company believes that the carrying value of its accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values.

The fair value of the Company’s reporting unit is determined using a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization.

The fair value of the Company's debt at March 31, 2015 and December 31, 2014 approximated its carrying value of $33.0 million and $37.0 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Beginning balance, January 1	$33,798	$33,798
Additions	—	—
Ending balance	$33,798	$33,798

No indicators of goodwill impairment were identified during the three months ended March 31, 2015.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	Three months ended March 31,
	2015	2014
Intangible assets, January 1	$7,602	$7,602
Additions	—	—
Total intangible assets, end of period	7,602	7,602

Accumulated amortization	$(7,515)	$(7,404)
Current year amortization	(28)	(28)
Total accumulated amortization	(7,543)	(7,432)

Net intangible assets, end of period	$59	$170

Intangible assets were acquired in 2012 as part of the purchase of West Construction and amortize over a period of one to three years, with remaining amortization to be recognized in 2015.

9.	Accrued Liabilities

Accrued liabilities at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Accrued salaries, wages and benefits	$5,061	$4,925
Accrual for self-insurance liabilities	6,985	7,490
Property taxes	578	2,146
Sales taxes	692	676
Other accrued expenses	158	566
	$13,474	$15,803

10.	Long-term Debt and Line of Credit

The Company has a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, as amended, from time to time provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on June 30, 2015.

Provisions of the revolving line of credit and accordian
The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $35 million, with a $20 million sublimit for the issuance of letters of credit. An additional $25 million is available subject to the Lender's discretion.

Revolving loans may be designated as prime rate based loans (“ABR Loans”) or Eurodollar Loans, at the Company’s request, and may be made in an integral multiple of $500,000, in the case of an ABR Loan, or $1.0 million in the case of a Eurodollar Loan.   Swingline loans may only be designated as ABR Loans, and may be made in amounts equal to integral multiples of $100,000.  The Company may convert, change or modify such designations from time to time.

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At March 31, 2015, our borrowing base reflected no limitation in borrowing availability.

At March 31, 2015, $22.5 million was outstanding on the revolver. Outstanding letters of credit, which totaled $1.1 million at March 31, 2015, reduced our maximum borrowing availability to approximately $11.4 million.

Provisions of the term loan
As of March 31, 2015, the Company has two term loans. At March 31, 2015, the term loan components of the Credit Facility totaled $10.5 million and are secured by specific assets of the Company. Principal payments on the first term loan, in the amount of $389,000, are due quarterly. Payments due monthly on the second term loan are $53,000, which represents both principal and interest, at a rate of 3.1%. We anticipate that the second term loan will be paid in full in December 2017, at its maturity.

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

Interest at March 31, 2015, for the first term loan and revolver, was based on a LIBOR-option interest rate of 2.19%. For the quarter ended March 31, 2015, the weighted average interest rate was 2.38%.

At March 31, 2015, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

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

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the three months ended March 31, 2015 and 2014 was 38% and 39% in each period, respectively. This differed from the Company's statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense, offset by a benefit related to state income taxes.

The Company assessed the realizability of its deferred tax assets at March 31, 2015, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible. As of March 31, 2015, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $2.8 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to utilize these NOL's against future income, due to expiration dates well into the future, and therefore no valuation allowance has been established. For federal tax reporting purposes, the Company has utilized its ability to carry back losses to 2009 and 2010. Approximately $1.0 million remains as a tax carryforward, which the Company believes it will be able to utilize before expiration.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to March 31, 2016.

12.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. In the three months ended periods of March 31, 2015 and March 31, 2014, no potential common stock equivalents were included as the effect of such would be anti-dilutive. For the three month periods ended March 31, 2015 and 2014, we had 1,991,787 and 2,051,743 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted loss per share:

	Three months ended March 31,
	2015	2014
Basic:
Weighted average shares outstanding	27,604,681	27,397,877
Diluted:
Total basic weighted average shares outstanding	27,604,681	27,397,877
Effect of dilutive securities:
Common stock options	—	—
Total weighted average shares outstanding assuming dilution	27,604,681	27,397,877
Anti-dilutive stock options	955,479	794,133
Shares of common stock issued from the exercise of stock options	3,970	21,014

13.	Stock-Based Compensation

The Compensation Committee of the Company's Board of Directors is responsible for the administration of the Company's stock incentive plans, which include the 2011 Long Term Incentive Plan, or the "2011 LTIP", which was approved by shareholders in May 2011 and authorized the maximum aggregate number of shares to be issued of 3,000,000. In general, the 2011 LTIP provides for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but are generally 10 years from the date of issuance.  Options generally vest over a three to five year period.

In the three months ended March 31, 2015 and 2014, compensation expense related to stock based awards outstanding was $788,000 and $407,000, respectively.

In the three months ended March 31, 2015, 3,970 options were exercised, generating proceeds to the Company of approximately $28,000. In the three months ended March 31, 2014, the Company received proceeds of approximately $136,000 upon the exercise of 21,014 options.

At March 31, 2015, total unrecognized compensation expense related to unvested stock and options was approximately $2.1 million, which is expected to be recognized over a period of approximately two years.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2014 audited consolidated financial statements and notes thereto included in its 2014 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K  and with our unaudited financial statements and related notes appearing elsewhere in this quarterly report.

Overview
Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of heavy civil marine construction and specialty services on, over and under the water in the continental United States, Alaska, Canada and the Caribbean Basin and act as a single source turn-key solution for its customers' marine contracting needs. Our heavy civil marine construction services include marine transportation facility construction, marine pipeline construction, construction of marine environmental structures, dredging of waterways, channels and ports, environmental dredging, and specialty services.  We are headquartered in Houston, Texas. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 53% of our revenue in the three months ended March 31, 2015, as well as private commercial and industrial enterprises.

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

All of these factors can have a negative impact on our contract performance, which can adversely affect the timing of revenue recognition and ultimate contract profitability. We plan our operations and bidding activity with these factors in mind and they have not had a material adverse impact on the results of our operations in the past.

First quarter 2015 recap and 2015 Outlook

During the first quarter, certain jobs experienced higher than expected costs which we are hopeful will result in additional revenue in the future. We continue to be pleased with our backlog, record level of bids outstanding, our tracking database, and strong demand across our end markets. These factors will continue to support growth and margin improvement.

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

In the long-term, we see positive trends in demands for our services in our end markets, including:

•	General demand to repair and improve degrading U. S. marine infrastructure;

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

•	The WRRDA Act authorizes expenditures for the conservation and development of the nation's waterways, as well as address funding deficiencies within the Harbor Maintenance Trust Fund; and

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill.

Consolidated Results of Operations

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which is generally less than a year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a 12 month period. Many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be in the future, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any time.

Backlog at March 31, 2015 was $208.5 million, as compared with $215.9 million at December 31, 2014.

Three months ended March 31, 2015 compared with three months ended March 31, 2014

	Three months ended March 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$81,455	100.0%	$81,258	100.0%
Cost of contract revenues	72,999	89.6	73,611	90.6
Gross profit	8,456	10.4	7,647	9.4
Selling, general and administrative expenses	8,692	10.7	7,964	9.8
Loss from operations	(236)	(0.3)	(317)	(0.4)
Other (expense) income
Gain on sale of assets, net	43	0.1	93	0.1
Interest income	12	—	10	—
Interest expense	(238)	(0.3)	(130)	(0.2)
Other expense, net	(183)	(0.2)	(27)	(0.1)
Loss before income taxes	(419)	(0.5)	(344)	(0.4)
Income tax benefit	(161)	(0.2)	(134)	(0.2)
Net loss attributable to Orion common stockholders	$(258)	(0.3)%	$(210)	(0.3)%

Contract Revenues. Revenues for the three months ended March 31, 2015 were $81.5 million, which was comparable with the prior year period.

Revenue generated from private sector customers represented 47% of total revenues in the period, which is a decrease of $10.7 million from the first quarter of 2014. Revenue from private sector customers totaled approximately $38 million, or a decrease of 22% compared with the first quarter of 2014. This is primarily due to a shift in the mix of projects, with an increase of state and local projects of approximately 13%.

Contract revenue generated from public sector customers totaled $43 million, and represented 53% of total revenues in the first quarter of 2015, as compared with $32 million, or 40% of total revenues in the comparable period last year. This is primarily due to a new contract with a local port authority which commenced work during the second half of 2014.

Gross Profit.   Gross profit was $8.5 million in the first quarter ended March 31, 2015, as compared with $7.6 million in the first quarter last year. During the first quarter of 2015, gross profit margin increased as a result of higher asset utilization and solid project execution. Gross margin in the first quarter was 10.4%, as compared with 9.4% last year. As measured by cost, our self performance was approximately 85% in the three months ended of both 2015 and 2014. A higher level of job self-performance typically reflects less reliance on third party subcontractors.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the first quarter of 2015 were $8.7 million, an increase of approximately 9.1% compared with last year. The increase is primarily due to increased stock compensation expense.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 39% for 2015. This differs from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to state income taxes. Our effective rate for the period ended March 31, 2015 was 38%.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2015, our working capital was $60.7 million, as compared with $60.5 million at December 31, 2014. As of March 31, 2015, we had cash on hand of $34.7 million. Availability under our revolving credit facility was subject to a borrowing base, which did not limit our borrowing availability. Due to the outstanding amount on our revolver and outstanding letters of credit, our borrowing capacity at March 31, 2015 was approximately $11.4 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Cash flows provided by operating activities	$5,490	$6,536
Cash flows used in investing activities	$(5,660)	$(24,030)
Cash flows (used in) provided by financing activities	$(3,989)	$22,247

Capital expenditures (included in investing activities above)	$(5,712)	$(2,005)

Operating Activities. In the first three months of 2015, our operations provided approximately $5.5 million in net cash inflows, as compared with cash provided by operations in the prior year period of $6.5 million. The change in cash between periods was related to:

•	a decrease in trade account receivable balances, reflecting collections on accounts as well as the timing of billings to customers, resulting in a net outflow between periods of $1.9 million;

•	a decrease in accounts payable and accrued liabilities of approximately $0.9 million;

•	an increase in costs and estimated earnings in excess of billings of approximately $2.5 million; and

•	an increase to stock compensation expense of $0.4 million

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $5.7 million in the first three months of 2015, as compared with $2.0 million in 2014. The increases includes purchases of two hopper barges, two cranes and improvements to a yard facility.

Financing Activities. Year to date, we paid back the temporary draw on our line of credit to fund the purchase of a dry-dock in the amount of $3.5 million. Additionally, we made regularly scheduled principal payments on our term loan and revolver. In the prior year, we received funding from our revolver to purchase a dredge material placement area in the amount of $22.5 million.

Sources of Capital

The Company has a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC. The Credit Agreement, as amended, from time to time provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.   Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on June 30, 2015.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At March 31, 2015, our borrowing base reflected no limitation in borrowing availability.

At March 31, 2015, $22.5 million was outstanding on the revolver. Outstanding letters of credit, which totaled $1,100,000 at March 31, 2015, reduced our maximum borrowing availability to approximately $11.4 million.

Provisions of the term loan
As of March 31, 2015, the Company has two term loans. At March 31, 2015, the term loan components of the Credit Facility totaled $10.5 million and are secured by specific assets of the Company. Principal payments on the first term loan, in the amount of $389,000, are due quarterly. Payments due monthly on the second term loan are $53,000, which represents both principal and interest at a rate of 3.1%. We anticipate that the second term loan will be paid in full in December 2017, at its maturity.

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

Interest at March 31, 2015, for the first term loan and revolver, was based on a LIBOR-option interest rate of 2.19%. For the year ended December 31, 2014, the weighted average interest rate was 2.38%.

At March 31, 2015, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months.  The Company believes its cash position is adequate for general business requirements and to service its debt.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At March 31, 2015, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $175 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At March 31, 2015, we had $33.0 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate over the three month period of 2.38%.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2014 Form 10-K

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended March 31, 2015.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

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

10 .1
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

† 10 .2
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Mark R. Stauffer (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 2, 2015) (File No. 001-33891).

† 10 .3
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and James L. Rose (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 2, 2015) (File No. 001-33891).

† 10 .4
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Peter R. Buchler (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 2, 2015) (File No. 001-33891).

† 10 .5
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Christopher J. DeAlmeida (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 2, 2015) (File No. 001-33891).

* 31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 20
* 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith
† management or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION MARINE GROUP, INC.

By:	/s/ Mark R. Stauffer
May 6, 2015	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
May 6, 2015	Christopher J. DeAlmeida
Vice President and Chief Financial Officer