Form 10-Q
period 2015-06-30
Orion Marine Group Inc
filed 2015-08-07
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of August 7, 2015, 27,242,698 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2015

Part I - Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$20,735	$38,893
Accounts receivable:
Trade, net of allowance of $0	48,679	36,905
Retainage	14,003	15,883
Other	3,229	1,998
Income taxes receivable	100	333
Inventory	7,108	6,487
Deferred tax asset	1,733	1,755
Costs and estimated earnings in excess of billings on uncompleted contracts	45,152	44,581
Asset held for sale	375	375
Prepaid expenses and other	3,568	3,924
Total current assets	144,682	151,134
Property and equipment, net	158,642	161,773
Inventory, non-current	4,983	5,508
Goodwill	33,798	33,798
Intangible assets, net of amortization	31	87
Total assets	$342,136	$352,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$29,123	$33,527
Accounts payable:
Trade	28,391	21,889
Retainage	1,484	1,706
Accrued liabilities	14,857	15,803
Taxes payable	266	997
Billings in excess of costs and estimated earnings on uncompleted contracts	11,552	16,704
Total current liabilities	85,673	90,626
Long-term debt	3,348	3,480
Other long-term liabilities	565	566
Deferred income taxes	19,693	20,877
Deferred revenue	—	34
Total liabilities	109,279	115,583
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,953,929 and 27,969,783 issued; 27,242,698 and 27,608,552 outstanding at June 30,2015 and December 31, 2014, respectively	279	279
Treasury stock, 711,231 shares, at cost	(6,540)	(3,439)
Additional paid-in capital	167,776	166,433
Retained earnings	71,342	73,444
Total stockholders’ equity	232,857	236,717
Total liabilities and stockholders’ equity	$342,136	$352,300
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Contract revenues	$86,091	$90,251	$167,546	$171,509
Costs of contract revenues	80,066	84,378	153,065	157,989
Gross profit	6,025	5,873	14,481	13,520
Selling, general and administrative expenses	8,794	8,129	17,486	16,093
Loss from operations	(2,769)	(2,256)	(3,005)	(2,573)
Other (expense) income
Gain from sale of assets, net	57	84	100	176
Other income	—	467	—	467
Interest income	4	—	17	10
Interest expense	(252)	(194)	(490)	(324)
Other (expense) income, net	(191)	357	(373)	329
Loss before income taxes	(2,960)	(1,899)	(3,378)	(2,244)
Income tax benefit	(1,115)	(736)	(1,276)	(871)
Net loss attributable to Orion common stockholders	$(1,845)	$(1,163)	$(2,102)	$(1,373)

Basic loss per share	$(0.07)	$(0.04)	$(0.08)	$(0.05)
Diluted loss per share	$(0.07)	$(0.04)	$(0.08)	$(0.05)
Shares used to compute loss per share
Basic	27,352,523	27,422,658	27,478,514	27,410,384
Diluted	27,352,523	27,422,658	27,478,514	27,410,384

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2014	27,969,783	$279	(361,231)	$(3,439)	$166,433	$73,444	$236,717
Stock-based compensation	—	$—	—	$—	$1,315	$—	$1,315
Exercise of stock options	3,970	$—	—	$—	$28	$—	$28
Forfeiture of restricted stock	(19,824)	$—	—	$—	$—	$—	$—
Purchase of treasury stock	—	$—	(350,000)	$(3,101)	$—	$—	$(3,101)
Net loss	—	$—	—	$—	$—	$(2,102)	$(2,102)
Balance, June 30, 2015	27,953,929	$279	(711,231)	$(6,540)	$167,776	$71,342	$232,857

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(2,102)	$(1,373)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization	10,654	11,263
Bad debt expense (recoveries)	11	(7)
Deferred income taxes	(1,160)	(911)
Stock-based compensation	1,315	782
Gain on sale of property and equipment	(100)	(176)
Change in operating assets and liabilities:
Accounts receivable	(11,135)	7,751
Income tax receivable	233	—
Inventory	(97)	(1,426)
Prepaid expenses and other	356	498
Costs and estimated earnings in excess of billings on uncompleted contracts	(932)	(5,700)
Accounts payable	6,282	(3,311)
Accrued liabilities	(946)	3,054
Income tax payable	(730)	(103)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,792)	(6,673)
Deferred revenue	(34)	(29)
Net cash (used in) provided by operating activities	(3,177)	3,639
Cash flows from investing activities:
Proceeds from sale of property and equipment	166	338
Purchase of land	—	(22,199)
Purchase of property and equipment	(7,533)	(10,718)
Net cash used in investing activities	(7,367)	(32,579)
Cash flows from financing activities:
Borrowings from Credit Facility	—	22,500
Payments made on borrowings from Credit Facility	(4,541)	(389)
Exercise of stock options	28	340
Purchase of shares into treasury	(3,101)	—
Net cash (used in) provided by financing activities	(7,614)	22,451
Net change in cash and cash equivalents	(18,158)	(6,489)
Cash and cash equivalents at beginning of period	38,893	40,859
Cash and cash equivalents at end of period	$20,735	$34,370
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$490	$325
Taxes (net of refunds)	$434	$146
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers comparing contract costs incurred against estimated contract costs to be the best available measure of progress on these contracts. Contract revenue is derived from the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  The Company records revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent we believe related collection is probable and includes no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at June 30, 2015 and December 31, 2014 consisted primarily of money market mutual funds and overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of June 30, 2015. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of June 30, 2015 and December 31, 2014, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance of the work by the owner.  Retention at June 30, 2015 totaled $14.0 million, of which $7.2 million is expected to be collected beyond June 30, 2016.  Retention at December 31, 2014 totaled $15.9 million.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheets and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. The assets held for sale at June 30, 2015 and December 31, 2014 are expected to be disposed of within one year.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $7.8 million and $7.5 million at June 30, 2015 and December 31, 2014, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This comprehensive new revenue recognition standard will supersede existing revenue guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The effective date for this guidance was recently extended and is effective for the Company beginning January 1, 2018. The Company is currently evaluating the impact to the Company’s financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The Board issued this Update as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The guidance is effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact to the Company's financial statements.

3.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015		December 31, 2014
Federal Government	$6,922	11%	$4,607	9%
State Governments	389	1%	476	1%
Local Governments	20,052	32%	13,927	26%
Private Companies	35,319	56%	33,778	64%
Total receivables	$62,682	100%	$52,788	100%

At June 30, 2015, a private sector customer represented 12.9% of total trade receivables. At December 31, 2014, a private sector customer accounted for 14.0% of total trade receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the three months and six months ended June 30, 2015 and 2014.

	Three months ended June 30,				Six months ended June 30,
	2015	%	2014	%	2015	%	2014	%
Federal	$11,083	13%	$6,496	7%	$23,667	14%	$18,393	11%
State	12,942	15%	10,881	12%	22,572	13%	17,791	10%
Local	30,015	35%	20,586	23%	51,306	31%	34,092	20%
Private	32,051	37%	52,288	58%	70,001	42%	101,233	59%
	$86,091	100%	$90,251	100%	$167,546	100%	$171,509	100%

In the three months ended June 30, 2015, a local port authority generated 15.1% of total contract revenues. In the three months ended June 30, 2014, two private customers generated 11.5% and 10.9%, respectively. In the six months ended June 30, 2015, a local port authority generated 11.4% of total contract revenues. In the six months ended June 30, 2014, two private customers generated 12.5% and 10.7% of total contract revenues, respectively.

The Company does not believe that the loss of any one of these customers would have a material adverse effect on the Company or its subsidiaries and affiliates, since no single specific customer sustains such a large portion of receivables or contract revenue over time.

4.	Contracts in Progress

Contracts in progress are as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$624,503	$554,109
Estimated earnings	88,226	97,687
	712,729	651,796
Less: Billings to date	(679,129)	(623,919)
	$33,600	$27,877
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$45,152	$44,581
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,552)	(16,704)
	$33,600	$27,877

Costs and estimated earnings in excess of billings on completed contracts, net of billings totaled $0.8 million at June 30, 2015.

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

5.	Property and Equipment

The following is a summary of property and equipment at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Automobiles and trucks	$1,967	$2,006
Building and improvements	31,480	28,641
Construction equipment	147,417	146,088
Dredges and dredging equipment	95,979	96,275
Office equipment	5,123	4,891
	281,966	277,901
Less: accumulated depreciation	(168,782)	(161,276)
Net book value of depreciable assets	113,184	116,625
Construction in progress	5,584	5,274
Land	39,874	39,874
	$158,642	$161,773

For the three months ended June 30, 2015 and 2014, depreciation expense was $5.2 million and $5.6 million, respectively. For the six months ended June 30, 2015 and 2014, depreciation expense was $10.6 million and $11.2 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  The assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 10).

The Company’s long-lived assets are substantially located in the United States.

6.	Inventory

Inventory at June 30, 2015 and December 31, 2014, of $7.1 million and $6.5 million respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at June 30, 2015 and December 31, 2014 of $5.0 million and $5.5 million, respectively, consisted primarily of spare engines components kept on hand for certain of the Company's assets.

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

The fair value of the Company's debt at June 30, 2015 and December 31, 2014 approximated its carrying value of $32.5 million and $37.0 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Beginning balance, January 1	$33,798	$33,798
Additions	—	—
Ending balance	$33,798	$33,798

No indicators of goodwill impairment were identified during the six months ended June 30, 2015.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	Six months ended June 30,
	2015	2014
Intangible assets, January 1	$7,602	$7,602
Additions	—	—
Total intangible assets, end of period	7,602	7,602

Accumulated amortization	$(7,515)	$(7,404)
Current year amortization	(56)	(56)
Total accumulated amortization	(7,571)	(7,460)

Net intangible assets, end of period	$31	$142

Intangible assets were acquired in 2012 as part of the purchase of West Construction and amortize over a period of one to three years, with remaining amortization to be recognized in 2015.

9.	Accrued Liabilities

Accrued liabilities at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Accrued salaries, wages and benefits	$4,904	$4,925
Accrual for self-insurance liabilities	7,848	7,490
Property taxes	1,313	2,146
Sales taxes	681	676
Other accrued expenses	111	566
	$14,857	$15,803

10.	Long-term Debt and Line of Credit

The Company has a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, as amended, from time to time provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on June 30, 2016.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At June 30, 2015, our borrowing base reflected no limitation in borrowing availability.

At June 30, 2015, $22.5 million was outstanding on the revolver. Outstanding letters of credit, which totaled $1.1 million at June 30, 2015, reduced our maximum borrowing availability to approximately $11.4 million.

Provisions of the term loan
As of June 30, 2015, the Company has two term loans. At June 30, 2015, the term loan components of the Credit Facility totaled $10.0 million and are secured by specific assets of the Company. Principal payments on the first term loan, in the amount of $389,000, are due quarterly. Payments due monthly on the second term loan are $53,000, which represents both principal and interest, at a rate of 3.1%. We anticipate that the second term loan will be paid in full by December 2017, its maturity date.

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

Interest at June 30, 2015, for the first term loan and revolver, was based on a LIBOR-option interest rate of 2.56% and 4.50%, respectively. For the quarter ended June 30, 2015, the weighted average interest rate for the first term loan and revolver was 2.47% and 2.62%, respectively.

At June 30, 2015, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

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

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the six months ended June 30, 2015 and 2014 was 37.7% and 38.8% in each period, respectively. This differed from the Company's statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense, offset by a benefit related to the domestic production gross receipts deduction.

The Company assessed the realizability of its deferred tax assets at June 30, 2015, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible. As of June 30, 2015, the Company believes that all of the deferred tax assets will be utilized and therefore has not recorded a valuation allowance.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $2.7 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to utilize these NOLs against future income, due to expiration dates well into the future, and therefore no valuation allowance has been established. For federal tax reporting purposes, the Company has utilized its ability to carry back losses to 2009 and 2010 and anticipates utilizing its ability to carry forward any remaining amounts to 2014 and 2015.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to June 30, 2016.

12.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. In the three and six months ended periods of June 30, 2015 and June 30, 2014, no potential common stock equivalents were included as the effect of such would be anti-dilutive. For the three month periods ended June 30, 2015 and 2014, the Company had 2,012,770 and 2,029,109 securities, respectively, that were potentially dilutive in future earnings per share calculations. For the six month periods ended June 30, 2015 and 2014, the Company had 2,002,337 and 2,047,669 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic:
Weighted average shares outstanding	27,352,523	27,422,658	27,478,514	27,410,384
Diluted:
Total basic weighted average shares outstanding	27,352,523	27,422,658	27,478,514	27,410,384
Effect of dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	27,352,523	27,422,658	27,478,514	27,410,384
Anti-dilutive stock options	950,817	774,113	954,328	794,133
Shares of common stock issued from the exercise of stock options	—	33,908	3,970	54,922

13.	Stock-Based Compensation

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

In the three months ended June 30, 2015 and 2014, compensation expense related to stock based awards outstanding was $510,000 and $375,000, respectively. In the six months ended June 30, 2015 and 2014, compensation expense related to stock based awards outstanding was $1.3 million and $0.8 million, respectively.

In the three months ended June 30, 2015, no options were exercised, generating no proceeds to the Company. In the three months ended June 30, 2014, the Company received proceeds of approximately $203,000 upon the exercise of 33,908 options. In the six months ended June 30, 2015, 3,970 options were exercised, generating proceeds to the Company of approximately $28,000. In the six months ended June 30, 2014, 54,922 options were exercised, generating proceeds to the Company of approximately $340,000.

At June 30, 2015, total unrecognized compensation expense related to unvested stock and options was approximately $2.8 million, which is expected to be recognized over a period of approximately two years.

14.    Share Repurchase Program

In October 2014, the Board of Directors of the Company approved a common share repurchase program that authorized the repurchase of up to $40 million in open market value.  The shares may be repurchased over time, depending on market conditions, the market price of the Company’s common shares, the Company’s capital levels, the Company’s capital needs, securities laws and limitations and other considerations.  The share repurchase program is expected to expire five years from the date the program was approved.  During the second quarter of 2015, the Company repurchased 350,000 shares at an average price of $8.83.

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

16.    Subsequent Events

On August 5, 2015, the Company completed the acquisition of TAS Commercial Concrete ("TAS") for approximately $115 million in cash, funded with a portion of the proceeds from a new syndicated credit facility. Founded in 1980 and headquartered in Houston, Texas, TAS is the second largest Texas-based concrete contractor and provides turnkey services covering all phases of commercial concrete construction. Through approximately 1,200 employees, TAS currently operates in Houston and the Dallas / Fort Worth Metroplex areas. The Company expects to report TAS as a separate business segment.

As part of the TAS acquisition, the Company has entered into a new syndicated credit facility led by Regions Bank. The 5-year, $185 million facility includes a $135 million term loan, a $50 million revolver, and a $40 million accordion. Total debt outstanding at the completion of the transaction is $149 million, with approximately $36 million available under the revolving credit facility. Additionally, with funding from the aforementioned new syndicated credit facility, the Company repaid amounts outstanding on the revolver and first and second term loans with Wells Fargo of approximately $32.7 million. The credit facility with Wells Fargo was terminated on August 5, 2015.

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

Overview
Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as “Orion” or the “Company”) provide a broad range of heavy civil marine construction and specialty services on, over and under the water in the continental United States, Alaska, Canada and the Caribbean Basin and act as a single source turn-key solution for its customers' marine contracting needs. Our heavy civil marine construction services include marine transportation facility construction, marine pipeline construction, construction of marine environmental structures, dredging of waterways, channels and ports, environmental dredging, and specialty services.  We are headquartered in Houston, Texas. Our customers include federal, state and municipal governments, the combination of which accounted for approximately 63% of our revenue in the three months ended June 30, 2015, as well as private commercial and industrial enterprises.

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

Second quarter 2015 recap and 2015 Outlook

During the second quarter, delayed starts on certain projects, underutilization of certain assets and significant rainfall in Texas decreased revenue, however, we were able to improve gross margin as a result of focused incremental bid margin improvement. We continue to see a healthy bid market and we are pleased with the visibility the strong level of bookings in the second quarter has provided us for the remainder of 2015.

Additionally, we have recently completed the acquisition of TAS, which will expand our service offerings as well as bring us into new markets. While we continue to be pleased with our current business drivers, we are excited for the additional growth potential the TAS acquisition brings to our business.

In our heavy civil marine construction segment, we continue to see strong private sector opportunities from both energy and recreational customers. Additionally, expansion work for local port authorities remains a solid source of bid opportunities as port authorities continue to execute on capital expansion plans, many of which are related to the opening of the widened Panama Canal in 2016. We are also expecting to see increased bid opportunities from the U.S. Army Corps of Engineers over the next two months prior to the end of the federal fiscal year. Additionally, we will be closely monitoring developments with regard to the Corps appropriation for fiscal year 2016 and the extension of the Highway Bill.

Our new commercial concrete segment is experiencing tremendous growth in nonresidential construction as a result of significant population changes and maintains strong demand for its services. Since 2011, the combined nonresidential construction market in Houston and Dallas / Fort Worth has grown approximately 68% to $11.9 billion at the end of 2014. During the same time frame, TAS grew revenue by 104% while maintaining a strong EBITDA margin. We expect this segment’s demand to continue to grow with the population of Texas expected to double by 2050. This demand activity is driven by the need for more warehouses, retail establishments, and schools.

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

•	The WRRDA Act authorizes expenditures for the conservation and development of the nation's waterways, as well as address funding deficiencies within the Harbor Maintenance Trust Fund; and

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill.

•	Proposed 6 year extension of the Highway Bill currently under consideration in the Senate.

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

Backlog at June 30, 2015 was $223.0 million, as compared with $215.9 million at December 31, 2014.

Three months ended June 30, 2015 compared with three months ended June 30, 2014

	Three months ended June 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$86,091	100.0%	$90,251	100.0%
Cost of contract revenues	80,066	93.0	84,378	93.5
Gross profit	6,025	7.0	5,873	6.5
Selling, general and administrative expenses	8,794	10.2	8,129	9.0
Loss from operations	(2,769)	(3.2)	(2,256)	(2.5)
Other (expense) income
Gain on sale of assets, net	57	0.1	84	0.1
Other income	—	—	467	0.5
Interest income	4	—	—	—
Interest expense	(252)	(0.3)	(194)	(0.2)
Other (expense) income, net	(191)	(0.2)	357	0.4
Loss before income taxes	(2,960)	(3.4)	(1,899)	(2.1)
Income tax benefit	(1,115)	(1.3)	(736)	(0.8)
Net loss attributable to Orion common stockholders	$(1,845)	(2.1)%	$(1,163)	(1.3)%

Contract Revenues. Revenues for the three months ended June 30, 2015 were $86.1 million, which was a decrease of $4.2 million, or 4.6% from the comparable period in the prior year. This decrease is attributable to the delay of new projects starting primarily due to inclement weather.

Revenue generated from private sector customers represented 37% of total revenues in the period, which is a decrease of $20.2 million from the second quarter of 2014. Revenue from private sector customers totaled approximately $32 million, or a decrease of 38.7% compared with the second quarter of 2014. This is primarily due to a shift in the mix of projects, with an increase of public sector projects of approximately 21%.

Contract revenue generated from public sector customers totaled $54.0 million, and represented 63% of total revenues in the second quarter of 2015, as compared with $38 million, or 42% of total revenues in the comparable period last year. This is primarily due to a new contract with a local port authority which commenced work during the second half of 2014.

Gross Profit.   Gross profit was $6.0 million in the second quarter ended June 30, 2015, as compared with $5.9 million in the second quarter last year. During the second quarter of 2015, gross profit margin increased as a result of continued incremental bid margin improvement. Gross margin in the second quarter was 7.0%, as compared with 6.5% last year. As measured by cost, our self performance was approximately 83% in the six months ended of both 2015 and 2014. A higher level of job self-performance typically reflects less reliance on third party subcontractors.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the second quarter of 2015 were $8.8 million, an increase of approximately 8.2% compared with last year. The increase is primarily due to increased stock compensation and recruitment expenses and expenses related to the acquisition of TAS.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 38.8% for 2015. This differs from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to state income taxes. Our effective rate for the period ended June 30, 2015 was 37.7%.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

	Six months ended June 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$167,546	100.0%	$171,509	100.0%
Cost of contract revenues	153,065	91.4	157,989	92.1
Gross profit	14,481	8.6	13,520	7.9
Selling, general and administrative expenses	17,486	10.4	16,093	9.4
Loss from operations	(3,005)	(1.8)	(2,573)	(1.5)
Other (expense) income
Gain on sale of assets, net	100	0.1	176	0.1
Other Income	—	—	467	0.3
Interest income	17	—	10	—
Interest expense	(490)	(0.3)	(324)	(0.2)
Other expense, net	(373)	(0.2)	329	0.2
Loss before income taxes	(3,378)	(2.0)	(2,244)	(1.3)
Income tax benefit	(1,276)	(0.8)	(871)	(0.5)
Net loss attributable to Orion common stockholders	$(2,102)	(1.2)%	$(1,373)	(0.8)%

Contract Revenues. Revenues for the six months ended June 30, 2015 were $167.5 million, which was a decrease of $3.9 million or 2.3%.

Revenue generated from private sector customers represented 42% of total revenues in the period, which is a decrease of $31.2 million from the comparable period of 2014. Revenue from private sector customers totaled approximately $70 million, or a decrease of 31% compared with the comparable period of 2014. This is primarily due to a shift in the mix of projects, with an increase of public sector projects of approximately 17%.

Contract revenue generated from public sector customers totaled $97.5 million, and represented 58% of total revenues in the first six months of 2015, as compared with $70.3 million, or 41% of total revenues in the comparable period last year. This is primarily due to a new contract with a local port authority which commenced work during the second half of 2014.

Gross Profit.   Gross profit was $14.5 million in the first six months ended June 30, 2015, as compared with $13.5 million in the comparable period of last year. During the first six months of 2015, gross profit margin increased as a result of continued incremental bid margin improvement. Gross margin in the first six months of 2015 was 8.6%, as compared with 7.9% last year. As measured by cost, our self performance was approximately 83% in the six months ended of both 2015 and 2014. A higher level of job self-performance typically reflects less reliance on third party subcontractors.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the first six months of 2015 were $17.5 million, an increase of approximately 8.7% compared with the same period last year. The increase is primarily due to increased stock compensation and recruitment expenses and expenses related to the acquisition of TAS.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 38.8% for 2015. This differs from the statutory rate of 35%, due to permanent differences, including incentive stock option expense, and to state income taxes. Our effective rate for the period ended June 30, 2015 was 37.7%.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2015, our working capital was $59.0 million, as compared with $60.5 million at December 31, 2014. As of June 30, 2015, we had cash on hand of $20.7 million. Availability under our revolving credit facility was subject to a borrowing base, which did not limit our borrowing availability. Due to the outstanding amount on our revolver and outstanding letters of credit, our borrowing capacity at June 30, 2015 was approximately $11.4 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Cash flows (used in) provided by operating activities	$(3,177)	$3,639
Cash flows used in investing activities	$(7,367)	$(32,579)
Cash flows (used in) provided by financing activities	$(7,614)	$22,451

Capital expenditures (included in investing activities above)	$(7,533)	$(10,718)

Operating Activities. In the first six months of 2015, our operations used approximately $3.2 million in net cash, as compared with cash provided by operations in the prior year period of $3.6 million. The change in cash between periods was related to:

•	an increase in trade account receivable balances, reflecting collections on accounts as well as the timing of billings to customers, resulting in a net outflow between periods of $22.3 million;

•	an increase in costs and estimated earnings in excess of billings of approximately $3.6 million;

•	an increase in accounts payable and accrued liabilities of approximately $8.8 million; and

•	an increase to stock compensation expense of $0.5 million

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $7.5 million in the first six months of 2015, as compared with $10.7 million in 2014. The Company has accelerated an enhanced review of its fleet to ensure the assets we have meet current and future needs. The Company is on track to meet its projected capital expenditures budget of $18 million.

Financing Activities. Year to date, we paid back the temporary draw on our line of credit to fund the purchase of a dry-dock in the amount of $3.5 million. Additionally, we made regularly scheduled principal payments on our term loan and revolver. The Company also purchased 350,000 shares under the Company's repurchase agreement as described in Note 14 for $3.1 million. In the prior year, we received funding from our revolver to purchase a dredge material placement area in the amount of $22.5 million.

Sources of Capital

The Company has a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC. The Credit Agreement, as amended, from time to time provides for borrowings under a revolving line of credit and swingline loans, an accordian, and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance working capital, repay indebtedness, fund acquisitions, and for other general corporate purposes. Interest is computed based on the designation of the loans, and bear interest at either a prime-based interest rate or a LIBOR-based interest rate.  Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.   Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on June 30, 2016.

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

Borrowings are subject to a borrowing base, which is calculated as the sum of 80% of eligible accounts receivable, plus 90% of adjusted cash balances, as defined in the Credit Agreement. At June 30, 2015, our borrowing base reflected no limitation in borrowing availability.

At June 30, 2015, $22.5 million was outstanding on the revolver. Outstanding letters of credit, which totaled $1.1 million at June 30, 2015, reduced our maximum borrowing availability to approximately $11.4 million.

Provisions of the term loan
As of June 30, 2015, the Company has two term loans. At June 30, 2015, the term loan components of the Credit Facility totaled $10 million and are secured by specific assets of the Company. Principal payments on the first term loan, in the amount of $389,000, are due quarterly. Payments due monthly on the second term loan are $53,000, which represents both principal and interest at a rate of 3.1%. We anticipate that the second term loan will be paid in full by December 2017, its maturity date.

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

Interest at June 30, 2015, for the first term loan and revolver, was based on a LIBOR-option interest rate of 2.56% and 4.50%, respectively. For the year ended December 31, 2014, the weighted average interest rate for the first term loan and revolver was 2.47% and 2.62%, respectively.

At June 30, 2015, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months.  The Company believes its cash position is adequate for general business requirements and to service its debt.

New Credit Facility
As part of the TAS acquisition, the Company has entered into a new syndicated credit facility led by Regions Bank. The 5-year, $185 million facility includes a $135 million term loan, a $50 million revolver, and a $40 million accordion. Total debt outstanding at the completion of the transaction is $149 million, with approximately $36 million available under the revolving credit facility. Additionally, with funding from the aforementioned new syndicated credit facility, the Company repaid amounts outstanding on the revolver and first and second term loans with Wells Fargo of approximately $32.7 million. The credit facility with Wells Fargo was terminated on August 5, 2015.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At June 30, 2015, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $175 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At June 30, 2015, we had $32.5 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate over the three month period of 2.62%.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

There were no sales of equity securities in the period ended June 30, 2015.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.                      Exhibits

Exhibit
Number	Description

*2.1
Membership Interests Purchase Agreement dated August 5, 2015 by and among T.A.S. Holdings, LLC and Orion Concrete Construction, LLC (Schedules, exhibits and similar attachments to the Purchase Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request)

3.1
Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

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

*10.2	Third Amendment to Credit Agreement as of June 15, 2015 by and among Orion Marine Group, Inc. as the Borrower and Wells Fargo Bank, N.A., acting as Administrative Agent for the Lenders.
*10.3
Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager

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

ORION MARINE GROUP, INC.

By:	/s/ Mark R. Stauffer
August 7, 2015	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
August 7, 2015	Christopher J. DeAlmeida
Vice President and Chief Financial Officer