Form 10-Q
period 2015-09-30
Orion Marine Group Inc
filed 2015-11-09
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “Large Accelerated Filer,” “Accelerated Filer,” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of November 9, 2015, 27,281,359 shares of the Registrant’s common stock, $0.01 par value were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2015

Part I - Financial Information

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$17,180	$38,893
Restricted cash	1,101	—
Accounts receivable:
Trade, net of allowance of $779 and $0, respectively	105,416	36,905
Retainage	32,536	15,883
Other current	4,383	1,998
Income taxes receivable	100	333
Inventory	7,715	6,487
Deferred tax asset	3,562	1,755
Costs and estimated earnings in excess of billings on uncompleted contracts	47,513	44,581
Assets held for sale	6,375	375
Prepaid expenses and other	2,968	3,924
Total current assets	228,849	151,134
Property and equipment, net	163,921	161,773
Inventory, non-current	4,919	5,508
Goodwill	70,518	33,798
Intangible assets, net of amortization	31,408	87
Other noncurrent	4,784	—
Total assets	$504,399	$352,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$21,615	$33,527
Accounts payable:
Trade	50,647	21,889
Retainage	1,615	1,706
Accrued liabilities	26,304	15,803
Taxes payable	19	997
Billings in excess of costs and estimated earnings on uncompleted contracts	31,245	16,704
Total current liabilities	131,445	90,626
Long-term debt	125,719	3,480
Other long-term liabilities	1,320	566
Deferred income taxes	20,019	20,877
Interest rate swap liability	562	—
Deferred revenue	—	34
Total liabilities	279,065	115,583
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Other comprehensive loss	(562)	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,992,589 and 27,969,783 issued; 27,281,359 and 27,525,365 outstanding at September 30,2015 and December 31, 2014, respectively	279	279
Treasury stock, 711,231 and 361,231 shares, at cost, as of September 30, 2015 and December 31, 2014, respectively	(6,540)	(3,439)
Additional paid-in capital	168,211	166,433
Retained earnings	63,946	73,444
Total stockholders’ equity	225,334	236,717
Total liabilities and stockholders’ equity	$504,399	$352,300

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Contract revenues	$137,061	$106,976	$304,607	$278,485
Costs of contract revenues	128,783	94,070	281,848	252,060
Gross profit	8,278	12,906	22,759	26,425
Selling, general and administrative expenses	14,496	7,859	31,982	23,953
(Loss) income from operations	(6,218)	5,047	(9,223)	2,472
Other (expense) income
(Loss) gain from sale of assets, net	(2,107)	(12)	(2,007)	165
Other income	190	1	190	467
Interest income	13	—	30	12
Interest expense	(943)	(198)	(1,433)	(523)
Other (expense) income, net	(2,847)	(209)	(3,220)	121
(Loss) income before income taxes	(9,065)	4,838	(12,443)	2,593
Income tax (benefit) expense	(1,669)	1,876	(2,945)	1,006
Net (loss) income attributable to Orion common stockholders	$(7,396)	$2,962	$(9,498)	$1,587

Basic (loss) income per share	$(0.27)	$0.11	$(0.35)	$0.06
Diluted (loss) income per share	$(0.27)	$0.11	$(0.35)	$0.06
Shares used to compute (loss) income per share
Basic	27,243,128	27,468,240	27,397,342	27,430,162
Diluted	27,243,128	27,802,734	27,397,342	27,809,208

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands, Except Share Information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(7,396)	$2,962	$(9,498)	$1,587
Change in fair value of cash flow hedge, net of tax of $273	(562)	—	(562)	—
Total comprehensive (loss) income available to Orion common stockholders	$(7,958)	$2,962	$(10,060)	$1,587

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Other Comprehensive Income (Loss)	Additional Paid-In	Retained
	Shares	Amount	Shares	Amount		Capital	Earnings	Total
Balance, December 31, 2014	27,969,783	$279	(361,231)	$(3,439)	$—	$166,433	$73,444	$236,717
Stock-based compensation	—	$—	—	$—	$—	$1,750	$—	$1,750
Exercise of stock options	3,970	$—	—	$—	$—	$28	$—	$28
Issuance of restricted stock	38,660	—	—	—	—	—	—	$—
Cash flow hedge	—	$—	—	$—	(562)	$—	$—	$(562)
Forfeiture of restricted stock	(19,824)	$—	—	$—	$—	$—	$—	$—
Purchase of treasury stock	—	$—	(350,000)	$(3,101)	$—	$—	$—	$(3,101)
Net loss	—	$—	—	$—	$—	$—	$(9,498)	$(9,498)
Balance, September 30, 2015	27,992,589	$279	(711,231)	$(6,540)	$(562)	$168,211	$63,946	$225,334

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(9,498)	$1,587
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization	18,831	17,631
Bad debt expense	67	261
Deferred income taxes	(2,665)	—
Stock-based compensation	1,750	1,098
Gain (loss) on sale of property and equipment	2,007	(165)
Change in operating assets and liabilities:
Accounts receivable	(33,000)	918
Income tax receivable	233	—
Inventory	(397)	(1,257)
Prepaid expenses and other	(3,266)	1,038
Costs and estimated earnings in excess of billings on uncompleted contracts	1,440	(13,815)
Accounts payable	10,114	5,188
Accrued liabilities	6,271	4,765
Income tax payable	(1,891)	703
Billings in excess of costs and estimated earnings on uncompleted contracts	7,417	1,354
Deferred revenue	(34)	(44)
Net cash (used in) provided by operating activities	(2,621)	19,262
Cash flows from investing activities:
Proceeds from sale of property and equipment	667	441
Purchase of land	—	(22,199)
Purchase of property and equipment	(13,577)	(18,131)
Acquisition of TAS	(111,977)	—
Acquisition of HITS, net	(357)	—
Net cash (used in) investing activities	(125,244)	(39,889)
Cash flows from financing activities:
Borrowings from Credit Facility	149,021	26,000
Payments made on borrowings from Credit Facility	(6,268)	(1,168)
Extinguishment of debt	(32,427)	—
Exercise of stock options	28	794
Purchase of shares into treasury	(3,101)	—
Net cash provided by financing activities	107,253	25,626
Net change in cash and cash equivalents	(20,612)	4,999
Cash and cash equivalents at beginning of period	38,893	40,859
Cash and cash equivalents at end of period	$18,281	$45,858
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$978	$459
Taxes (net of refunds)	$490	$262

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business

Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provide a broad range of construction and specialty services both on and off the water in the continental United States, Alaska, Canada and the Caribbean Basin through its heavy civil marine construction and its commercial concrete construction segments. The Company’s heavy civil marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its commercial concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

The tools used by our chief operating decision maker to allocate resources and assess performance are based on two reportable and operating segments: heavy civil marine construction and commercial concrete construction.
Although we describe our business in this report in terms of the services we provide, our base of customers and the areas in which we operate, we have determined that our operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 - Segment Reporting.  In previous reporting periods, we reported our financial information based on one reportable segment, now known as the heavy civil marine construction segment. With our recent acquisition, we have expanded to two operating and reportable segments, adding the commercial concrete construction segment.
In making this determination, we considered the similar economic characteristics of our operations. For our heavy civil marine construction segment, the methods used, and the internal processes employed, to deliver our heavy civil marine construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment has the same customers with similar funding drivers, and it complies with regulatory environments driven through Federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration, among others. Additionally, the segment is driven by macro-economic considerations including the level of import/export seaborne transportation, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
For our newly added commercial concrete construction segment, we also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed to deliver our commercial concrete construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment complies with regulatory environments such as the U.S. Occupational Safety and Health Administration. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational development, such as hotels, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2014 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the revenues and expenses reported by the periods covered by the accompanying consolidated financial statements; and certain amounts disclosed in these Notes to Condensed Consolidated Financial Statements. Although these estimates and assumptions are based on management's assessment of the most recent information available, actual results could differ from those estimates and assumptions. Management continually evaluates its estimates, judgments and assumptions based on available information and past experience and makes adjustments accordingly. Please refer to Note 2 of the Notes to Consolidated Financial statements included in our 2014 Form 10-K for a discussion of other significant estimates and assumptions affecting our condensed consolidated financial statements which are not discussed below.

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

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers comparing contract costs incurred against estimated contract costs to be the best available measure of progress on these contracts. Contract revenue is derived from the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs we incur that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  The Company records revenue and the unbilled receivable for project claims to the extent of costs incurred and to the extent management believes related collection is probable and includes no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at September 30, 2015 and December 31, 2014 consisted primarily of money market mutual funds and overnight bank deposits. Restricted cash represents a certificate of deposit.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in countries where the Company performs work. Foreign currency fluctuations were immaterial in this reporting period.

Risk Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable.

The Company depends on its ability to continue to obtain federal, state and local governmental contracts, and indirectly, on the amount of funding available to these agencies for new and current governmental projects. Therefore, a portion of the Company’s operations can be affected by the level and timing of government funding.  Statutory mechanics liens provide the Company high priority in the event of lien foreclosures following financial difficulties of private owners, thus minimizing credit risk with private customers.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of September 30, 2015. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of September 30, 2015 and December 31, 2014, the Company had recorded an allowance for doubtful accounts specifically related to the commercial concrete construction segment in the amount of $779,000 and $0, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance of the work by the owner.  Retainage at September 30, 2015 totaled $32.5 million, of which $17.3 million is expected to be collected beyond September 30, 2016.  Retainage at December 31, 2014 totaled $15.9 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense.  Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized.  Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated.

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

Dry-docking costs are capitalized and amortized on the straight-line method over a period ranging from three to 15 years.  Dry-docking activities include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel.  Amortization related to dry-docking activities is included as a component of depreciation.  These activities and the related amortization periods are periodically reviewed to determine if the estimates are accurate.  If warranted, a significant upgrade of equipment may result in a revision to the useful life of the asset, in which case the change is accounted for prospectively.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheets and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. Assets held for sale at September 30, 2015 and December 31, 2014 are expected to be disposed of within one year.

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  Goodwill represents the costs in excess of fair values assigned to the underlying net assets in the acquisition.  In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired. We determined that our operations comprise two reporting units for goodwill impairment testing, which matches our two operating segments for financial reporting.

Intangible Assets

Intangible assets that have finite lives are amortized.  In addition, the Company evaluates the remaining useful life of intangible assets in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization.  If the estimate of an intangible asset’s remaining life is changed, the remaining carrying value of such asset is amortized prospectively over that revised remaining useful life. Intangible assets that have indefinite lives are not amortized, but are subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.

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

The heavy civil marine construction segment maintains three levels of excess loss insurance coverage, totaling $150 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million. The commercial concrete segment maintains three levels of excess loss insurance coverage, totaling $25 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted.

Separately, the Company’s heavy civil marine construction segment employee health care is provided through a trust, administered by a third party.  Funding of the trust is based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported.  The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss.   Actual claims may vary from estimates.  Any adjustments to such reserves are included in the consolidated results of operations in the period in which they become known. The Company's commercial concrete construction segment employee health care is provided through two policies.  A fully funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, expects to receive a partial refund after the policy expiration.

The accrued liability for self insurance includes incurred but not reported claims of $7.7 million and $7.5 million at September 30, 2015 and December 31, 2014, respectively.

Recent Accounting Pronouncements

The FASB issues accounting standards and updates (each, an "ASU") from time to time to its Accounting Standards Codification, which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB. The following are those recently issued ASUs most likely to affect the presentation of the Company's condensed consolidated financial statements:

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
In July 2015, the FASB issued ASU2015-11, Simplifying the Measurement of Inventory. The Board issued this Update as part of its initiative to reduce complexity in accounting standards. The provisions of this guidance are that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using last-in-first-out or the retail inventory method. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect this guidance to impact the financial statements.

3.     Business Acquisition
On August 5, 2015, the Company completed its acquisition of all the issued and outstanding memberships interest of T.A.S. Commercial Concrete Construction, LLC, T.A.S. Commercial Concrete Solutions, LLC, directly and indirectly all of the issued and outstanding membership interests of T.A.S. Proco, LLC, and 49% of the issued and outstanding membership interests of GLM Concrete Solutions, LLC, collectively known as "TAS" hereafter, which is headquartered in Houston, Texas for approximately $112 million in cash. The purpose of the acquisition was primarily to achieve growth by expanding its current service offerings in addition to expansion into new markets. The tangible assets acquired include accounts receivable, prepaid assets, work in progress and fixed assets.
The allocation of the estimated acquisition consideration is preliminary because initial accounting for this business combination is incomplete. The preliminary allocation is based on estimates, assumptions, valuations, and other studies which have not progressed to a stage where there is sufficient information to make a definitive allocation. Accordingly, the acquisition consideration allocation unaudited purchase accounting adjustments will remain preliminary until the Company determines the final acquisition consideration allocation. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented in the combined consolidated financial statements, specifically related to fixed assets.

Under the acquisition method of accounting, the total acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of TAS based on their estimated fair values as of the closing of the acquisition. The table below outlines the total actual acquisition consideration allocated to the preliminary estimated fair values of TAS’s tangible and intangible assets and liabilities as of August 5, 2015:

Accounts receivable	$54,344
Costs and estimated earnings in excess of billings on uncompleted contracts	4,372
Prepaid expenses and other current assets	828
Fixed assets, net	14,000
Investment in GLM Concrete Services, LLC	76
Goodwill	36,720
Other intangible assets	33,110
Accounts payable	(18,458)
Accrued expenses and other current liabilities	(13,015)
Total Acquisition Consideration	$111,977
The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The goodwill of $36.7 million arising from the acquisition consists primarily of synergies and business opportunities expected to be realized from the purchase of the Company. Goodwill for tax purposes is $36.7 million, which is amortizable over a 15 year period.

Finite-lived intangible assets include customer relationships and contractual backlog. Indefinite-lived intangible assets include the trade name. (See Note 9)
The fixed assets acquired include construction equipment, office equipment, building improvements, and automobiles and trucks and will be depreciated in accordance with Company policy, generally 3 to 15 years.
The external costs associated with the transaction were approximately $400,000 and were included in selling, general and administrative expenses.
The results and operations of TAS have been included in the Consolidated Statements of Operations since the acquisition date of August 5, 2015. Pro forma results are included below.

Unaudited Pro Forma Combined Condensed Consolidated Statements of Operations
For the Nine Month Period Ended September 30, 2015
(in thousands except per share information)

	Orion Marine		Combined	Pro Forma	Combined
	Group	TAS	Historical	Adjustments	Pro Forma

Contract revenues	$257,614	$183,032	$440,646	$—	$440,646
Cost of contract revenues	241,653	152,867	394,520	—	394,520
Gross profit	15,961	30,165	46,126	—	46,126

Selling, general and administrative expenses	27,550	16,772	44,322	—	44,322
Operating (loss) income	(11,589)	13,393	1,804	—	1,804

Other income/(expense)
(Loss) gain on sale of assets	(2,062)	547	(1,515)	—	(1,515)
Other income	1,253	727	1,980	—	1,980
Interest expense	(1,433)	(459)	(1,892)	—	(1,892)
Interest income	30	—	30		30
Other (expense) income, net	(2,212)	815	(1,397)	—	(1,397)
(Loss) income before income taxes	(13,801)	14,208	407	—	407
Income tax benefit	(2,945)	—	(2,945)	—	(2,945)
Net (loss) income attributable to common stockholders	$(10,856)	$14,208	$(2,538)	$—	$(2,538)

(Loss) earnings per common share:
Basic per share	$(0.40)	$—	$(0.09)	$—	$(0.09)
Diluted per share	$(0.40)	$—	$(0.09)	$—	$(0.09)

Shares used in the calculation of (loss) earnings per common share
Basic	27,397,342	—	27,397,342	—	27,397,342
Diluted	27,397,342	—	27,600,056	—	27,600,056

Unaudited Pro Forma Combined Condensed Consolidated Statements of Operations
For the Nine Month Period Ended September 30, 2014
(in thousands except per share information)

	Orion Marine		Combined	Pro Forma	Combined
	Group	TAS	Historical	Adjustments	Pro Forma

Contract revenues	$278,485	$170,542	$449,027	$—	$449,027
Cost of contract revenues	252,060	144,249	396,309	—	396,309
Gross profit	26,425	26,293	52,718	—	52,718

Selling, general and administrative expenses	23,953	12,309	36,262	—	36,262
Operating income	2,472	13,984	16,456	—	16,456

Other income/(expense)
Gain on sale of assets	165	29	194	—	194
Other income	467	737	1,204	—	1,204
Interest expense	(523)	(253)	(776)	—	(776)
Interest income	12	276	288		288
Other income, net	121	789	910	—	910
Income before income taxes	2,593	14,773	17,366	—	17,366
Income tax expense	1,006	—	1,006	—	1,006
Net income attributable to common stockholders	$1,587	$14,773	$16,360	$—	$16,360

Earnings per common share:
Basic per share	$0.06	$—	$0.60	$—	$0.60
Diluted per share	$0.06	$—	$0.59	$—	$0.59

Shares used in the calculation of earnings per common share
Basic	27,430,162	—	27,430,162	—	27,430,162
Diluted	27,809,208	—	27,809,208	—	27,809,208

4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015		December 31, 2014
Federal Government	$5,089	4%	$4,607	9%
State Governments	2,853	2%	476	1%
Local Governments	33,215	24%	13,927	26%
Private Companies	97,574	70%	33,778	64%
Total receivables	$138,731	100%	$52,788	100%

At September 30, 2015, no single customer represented more than 10% of total current receivables. At December 31, 2014, a private sector customer accounted for 14.0% of total current receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the three months and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,				Nine months ended September 30,
	2015	%	2014	%	2015	%	2014	%
Federal	$10,629	8%	$6,246	6%	$34,302	11%	$24,639	9%
State	8,351	6%	15,490	14%	30,924	10%	33,282	12%
Local	43,768	32%	21,413	20%	95,076	31%	55,505	20%
Private	74,313	54%	63,827	60%	144,305	48%	165,059	59%
	$137,061	100%	$106,976	100%	$304,607	100%	$278,485	100%

In the three months ended September 30, 2015, no single customer generated more than 10% of total contract revenues. In the three months ended September 30, 2014, one private customer generated 11.5% of total contract revenues. In the nine months ended September 30, 2015, no single customer generated more than 10% of total contract revenues. In the nine months ended September 30, 2014, one private customer generated 9.7% of total contract revenues.

The Company does not believe that the loss of any one of these customers would have a material adverse effect on the Company or its subsidiaries and affiliates, since no single specific customer sustains such a large portion of receivables or contract revenue over time.

In addition, the commercial concrete construction segment primarily purchases concrete from select suppliers. The loss of one of these suppliers could adversely impact short-term operations.

5.     Contracts in Progress

Contracts in progress are as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$778,561	$554,109
Estimated earnings	130,924	97,687
	909,485	651,796
Less: Billings to date	(893,217)	(623,919)
	$16,268	$27,877
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$47,513	$44,581
Billings in excess of costs and estimated earnings on uncompleted contracts	(31,245)	(16,704)
	$16,268	$27,877

Costs and estimated earnings in excess of billings on completed contracts, net of billings totaled $1.1 million at September 30, 2015.

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

6.    Property and Equipment

The following is a summary of property and equipment at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Automobiles and trucks	$1,959	$2,006
Building and improvements	48,190	28,641
Construction equipment	150,997	146,088
Dredges and dredging equipment	95,753	96,275
Office equipment	5,573	4,891
	302,472	277,901
Less: accumulated depreciation	(173,904)	(161,276)
Net book value of depreciable assets	128,568	116,625
Construction in progress	1,088	5,274
Land	34,265	39,874
	$163,921	$161,773

For the three months ended September 30, 2015 and 2014, depreciation expense was $6.2 million and $6.3 million, respectively. For the nine months ended September 30, 2015 and 2014, depreciation expense was $16.8 million and $17.5 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

The Company’s long-lived assets are substantially located in the United States.

In 2015, the Company committed to a plan to review property and equipment within the heavy civil marine construction segment and adopted a plan to dispose of underutilized assets. These assets have been separately presented in the Condensed Consolidated Balance Sheets as “Assets held for sale” and are no longer depreciated. In connection with this disposal, the Company determined that the carrying value of certain of these assets exceeded fair value, and consequently, the Company recorded an impairment loss of $1.7 million on those assets, which includes any expected costs to sell. Additionally, various other assets were identified as underutilized and will be sold for salvage value. The Company recorded an impairment loss of $0.9 million on those assets. These losses are recorded in the “Other” section of the Condensed Consolidated Statements of Operations.
7.    Inventory

Inventory at September 30, 2015 and December 31, 2014, of $7.7 million and $6.5 million respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at September 30, 2015 and December 31, 2014 of $4.9 million and $5.5 million, respectively, consisted primarily of spare engines components kept on hand for certain of the Company's assets.

8.    Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, the Company believes that the carrying value of its accounts receivables, other current assets, accounts payables and other current liabilities approximate their fair values.

The fair value of the Company’s reporting units is determined using a weighted average of valuations based on market multiples, discounted cash flows, and consideration of our market capitalization.

The Company currently has $1.1 million in restricted cash which is comprised of a certificate of deposit. Certificates of deposit included in cash equivalents are valued at amortized cost, which approximates fair value. These are included within cash equivalents as a Level 2 measurement in the fair value hierarchy.

The fair value of the Company's debt at September 30, 2015 and December 31, 2014 approximated its carrying value of $147.3 million and $37.0 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

The Company's derivatives, which are comprised of interest rate swaps, are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty. These derivatives are classified as a Level 2 measurement within the valuation hierarchy.

9.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Beginning balance, January 1	$33,798	$33,798
Additions	36,720	—
Ending balance	$70,518	$33,798

Additions to goodwill were attributable to the acquisition of TAS. No indicators of goodwill impairment were identified during the nine months ended September 30, 2015.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	Nine months ended September 30,
	2015	2014
Intangible assets, January 1	$7,602	$7,602
Additions	26,220	—
Total intangible assets, end of period	33,822	7,602

Accumulated amortization	$(7,571)	$(7,404)
Current year amortization	(1,733)	(84)
Total accumulated amortization	(9,304)	(7,488)

Net intangible assets, end of period	$24,518	$114

Intangible assets were acquired as part of the purchase of TAS including contractual backlog and customer relationships. Contractual backlog was valued at approximately $8.5 million and will be amortized over two years. Customer relationships were valued at approximately $17.7 million and will be amortized over eight years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three months ended September 30, 2015, $1.7 million of amortization expense was recognized. Future expense remaining of approximately $24.5 million will be amortized as follows:

2015	$2,555
2016	7,151
2017	4,457
2018	3,098
2019	2,407
Thereafter	4,850
$24,518
Additionally, an indefinite-lived asset (trade name) was acquired as part of the purchase of TAS and valued at approximately $6.9 million. This asset will not be amortized but rather will be tested for impairment when indicators exist, and at least annually. No indicators of impairment existed at September 30, 2015.
Intangible assets were acquired in 2012 as part of the purchase of West Construction and amortized over a period of one to three years on a straight line basis. Remaining amortization of $87 thousand has been fully recognized during 2015 and is reflected in current year amortization in the table above.

10.    Accrued Liabilities

Accrued liabilities at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Accrued salaries, wages and benefits	$10,262	$4,925
Accrual for self-insurance liabilities	7,663	7,490
Property taxes	1,942	2,146
Sales taxes	2,711	676
Interest	498	19
Payable to TAS Seller	2,361	—
Other accrued expenses	867	547
	$26,304	$15,803

11.    Long-term Debt, Line of Credit and Derivatives

The Company entered into a new syndicated credit agreement (the "Credit Agreement") on August 5, 2015 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank, and First Tennessee Bank NA. The primary purpose of the new Credit Agreement was to finance the acquisition of TAS to provide a revolving line of credit, and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, which may be amended, from time to time provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $50 million, and a term loan with a commitment amount of $135 million (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance the acquisition of TAS, to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. The rate for all loans, at the time of loan origination was 4.75%. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on August 5, 2020.

The Company submitted a Conversion Notice to Regions Bank to convert the full $135 million loan balance of the term loan to a 3-month Adjusted LIBOR Rate Loan effective on August 19, 2015 with a rate of 2.81% through November 19, 2015. As of September 30, 2015, the outstanding balance on the term loan was $133.3 million.

The Company also submitted a Conversion Notice to Regions Bank to convert the full $14.0 million loan balance of the revolving loan to a 3-month Adjusted LIBOR Rate Loan effective on August 19, 2015 with a rate of 2.81% through November 19, 2015. As of September 30, 2015, the outstanding principal balance on the revolver was $14.0 million. Outstanding letters of credit, which were issued on August 10, 2015, totaled $1.1 million as of September 30, 2015, which reduced our maximum borrowing availability to $34.9 million. The Company made a payment of $5.0 million on October 16, 2015 to partially pay down the outstanding revolver balance.

The quarterly weighted average interest rate as of September 30, 2015 for the new Credit Facility was 3.33%.

Provisions of the revolving line of credit and accordion

The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $50 million. The letter of credit sublimit is equal to the lesser of $20 million and the aggregate unused amount of the revolving commitments then in effect. The swingline sublimit is equal to the lesser of $5 million and the aggregate unused amount of the revolving commitments then in effect.

Revolving loans may be designated as Base Rate Loan or Adjusted LIBOR Rate Loans, at the Company’s request, and must be made in an aggregate minimum amount of $1.0 million and integral multiples of $250,000 in excess of that amount.  Swingline loans must be made in an aggregate minimum amount of $250,000 and integral multiples of $50,000 in excess of that amount. The Company may convert, change, or modify such designations from time to time.

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit Facility. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding.

Provisions of the term loan

The term loan may be designated as a Base Rate Loan or Adjusted LIBOR Rate Loans, at the Company’s request. The Company may convert, change, or modify such designations from time to time.  The principal amount of $135 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). The table below outlines the total remaining payment amounts annually for the next five years and thereafter:

2015	$1,687
2016	8,437
2017	11,812
2018	13,500
2019	15,188
Thereafter	82,676
$133,300

The Company made the scheduled principal payment on September 30, 2015, which reduced the outstanding principal balance to $133.3 million. The current portion of debt is $7.6 million and the non-current portion is $125.7 million. Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.4 million. These costs have been capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. Total debt issuance expenses of approximately $158,000 were recognized as of September 30, 2015.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 1.25 to 1.00.

•	A consolidated Leverage Ratio to not exceed the following during each noted date:
-Closing Date through and including December 31, 2015, to not exceed 3.25 to 1.00;
-March 31, 2016 through and including June 30, 2016, to not exceed 3.00 to 1.00;
-September 30, 2016 through and including December 31, 2016, to not exceed 2.75 to 1.00;
-March 31, 2017 and thereafter, to not exceed 2.50 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar transactions, including non-payment of principal, interest or fees; inaccuracy of representations and warranties; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

At September 30, 2015, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position is adequate for general business requirements and to service its debt.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of September 30, 2015 is $0.6 million, which is reflected in the balance sheet as a liability.

12.    Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the nine months ended September 30, 2015 and 2014 was 23.7% and 38.8% in each period, respectively. The rate for the nine months ended September 30, 2015 differed from the Company’s statutory rate of 35% primarily due to the recognition of a valuation allowance on certain state NOLs, as described below, as well as state taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense. Excluding the effect of the valuation allowance, the effective tax rate was 34.4%. The 2014 effective tax rate differed from the Company's statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense, offset by a benefit related to the domestic production gross receipts deduction.

The Company assessed the realizability of its deferred tax assets at September 30, 2015, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $2.7 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to partially utilize these NOLs against future income primarily with reversing of temporary differences attributable to depreciation, due to expiration dates well into the future. However, the Company has determined that a portion of the NOLs specifically related to Florida will more likely than not be unable to be fully utilized. Therefore, a valuation allowance of $1.3 million was established for this portion of the NOL. For federal tax reporting purposes, the Company has utilized its ability to carry losses back to 2009 and 2010 and forward to 2014, and anticipates utilizing its ability to carry forward any remaining amounts to future years.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to September 30, 2016.

13.     Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. In the three and nine months ended periods of September 30, 2015, no potential common stock equivalents were included as the effect of such would be anti-dilutive. For the three and nine months ended periods of September 30, 2014, incremental shares of 1,167,019 and 1,224,380 potential common stock equivalents were included in the computation of diluted earnings per share, respectively. For the three month periods ended September 30, 2015 and 2014, the Company had 2,015,415 and 1,936,156 securities, respectively, that were potentially dilutive in future earnings per share calculations. For the nine month periods ended September 30, 2015 and 2014, the Company had 2,006,744 and 2,010,090 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic:
Weighted average shares outstanding	27,243,128	27,468,240	27,397,342	27,430,162
Diluted:
Total basic weighted average shares outstanding	27,243,128	27,468,240	27,397,342	27,430,162
Effect of dilutive securities:
Common stock options	—	334,494	—	379,046
Total weighted average shares outstanding assuming dilution	27,243,128	27,802,734	27,397,342	27,809,208
Anti-dilutive stock options	1,077,816	771,544	959,631	787,184
Shares of common stock issued from the exercise of stock options	—	75,783	3,970	130,705

14.    Stock-Based Compensation

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

In the three months ended September 30, 2015 and 2014, compensation expense related to stock based awards outstanding was $439,000 and $315,000 respectively. In the nine months ended September 30, 2015 and 2014, compensation expense related to stock based awards outstanding was $1.7 million and $1.1 million, respectively.

In the three months ended September 30, 2015, no options were exercised, generating no proceeds to the Company. In the three months ended September 30, 2014, the Company received proceeds of approximately $454,000 upon the exercise of 75,783 options. In the nine months ended September 30, 2015, 3,970 options were exercised, generating proceeds to the Company of approximately $28,000. In the nine months ended September 30, 2014, 130,705 options were exercised, generating proceeds to the Company of approximately $794,000.

At September 30, 2015, total unrecognized compensation expense related to unvested stock and options was approximately $2.9 million, which is expected to be recognized over a period of approximately two years.

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

16.    Segment Information

The Company currently operates in two reportable segments: heavy civil marine construction and commercial concrete construction. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is provided as follows:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Heavy Civil Marine Construction
Contract revenues	$90,068	$257,614
Operating (loss) income	(8,584)	(11,589)
Depreciation and amortization expense	(5,585)	(16,239)

Total Assets	$348,074	$348,074
Property, Plant and Equipment, net	149,162	149,162

Commercial Concrete Construction
Contract revenues	$46,993	$46,993
Operating income	2,366	2,366
Depreciation and amortization expense	(2,592)	(2,592)

Total Assets	$156,325	$156,325
Property, Plant and Equipment, net	14,759	14,759

There were no intersegment revenues between the Company's two reportable segments for the three and nine months ended September 30, 2015 and 2014. The heavy civil marine construction segment had foreign revenues of $4.5 million and $7.9 million for the three months ended September 30, 2015 and 2014 and $17.1 million and $26.6 million for the nine months ended September 30, 2015 and 2014. These revenues are derived from projects in Mexico and the Caribbean and are paid in U.S. dollars. There was no foreign revenue for the commercial concrete construction segment.

17.    Related Party Transactions

Upon the completion of the acquisition of TAS, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the commercial concrete segment. Annual lease expense will be $750,000, of which approximately $125,000 represented lease expense during the three and nine months ended September 30, 2015.

On August 31, 2015, the Company completed an acquisition of all of the issued and outstanding stock of and any and all other equity interests in Preferred Tool Services, Inc. (a.k.a. Houston Industrial Tool Services, Inc. ("HITS") from an employee of the Company for aggregate consideration of $400,000.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Overview
Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provide a broad range of construction and specialty services both on and off the water in the continental United States, Alaska, Canada and the Caribbean Basin through its heavy civil marine construction and its commercial concrete construction segments. The Company’s heavy civil marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its commercial concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

Our contracts are obtained primarily through competitive bidding in response to “requests for proposals” by federal, state and local agencies and through negotiation and competitive bidding with private parties and general contractors. Our bidding activity and strategies are affected by such factors as our backlog, current utilization of equipment and other resources, job location, our ability to obtain necessary surety bonds and competitive considerations. The timing and location of awarded contracts may result in unpredictable fluctuations in the results of our operations.

Most of our revenue is derived from fixed-price contracts. We record revenue on construction contracts using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. There are a number of factors that can create variability in contract performance and therefore impact the results of our operations. The most significant of these include the following:

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

Third quarter 2015 recap and 2016 Outlook

During the third quarter, increases in forecasted project costs resulted in significant project adjustments for five projects managed by our Tampa, Florida office. Additionally, asset write downs and a valuation allowance on a deferred tax asset in the heavy civil marine construction segment significantly impacted third quarter results. Despite these temporary setbacks which occurred in the heavy civil marine construction segment, we remain confident in our long term market outlook and our ability to produce consistently profitable results going forward. The commercial concrete construction segment continues to outperform our initial expectations and we are excited with the robust market opportunities we see for 2016 and beyond.

Heavy Civil Marine Construction Segment

Demand for our heavy civil marine construction services remain strong. We continue to see solid demand for turn-key solutions from our private customers. This demand is currently being driven by increased need for waterside storage for domestically produced crude oil, and we believe similar opportunities in the future will also be driven by the continued expansion of petrochemical and liquefied natural gas facilities, as well as the potential for crude exports at some point. Opportunities from local port authorities also remain solid, many of which are related to the upcoming completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the RESTORE Act towards the end of 2016. We believe the adjustments we have made to our capital assets will allow us to better meet market demand for projects from both our public and private customers in the future.

Commercial Concrete Construction Segment

Our new commercial concrete segment is experiencing growth in nonresidential construction as a result of significant population changes. Demand for the construction of warehouses, industrial facilities, retail establishments, medical facilities and schools continues to grow as the populations of Houston and Dallas continue to expand. With over $460 million in bids outstanding and near record backlog, we expect 2016 to be another positive year for this segment. We also continue to explore potential opportunities to bring both our heavy civil marine and commercial concrete construction services to work on projects.

In the long-term, we see positive trends in demands for our services in our end markets, including:

•	General demand to repair and improve degrading U. S. marine infrastructure;

•
Improving economic conditions and increased activity in the petrochemical industry and energy related companies will necessitate capital expenditures, including larger projects, as well as maintenance call-out work;

•
Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal that will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;

•	The WRRDA Act authorizes expenditures for the conservation and development of the nation's waterways, as well as address funding deficiencies within the Harbor Maintenance Trust Fund; and

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill.

•	Proposed 6-year extension of the Highway Bill currently under consideration in the Senate.

Consolidated Results of Operations

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which is generally less than a year, our backlog at any point in time usually represents only a portion of the total revenue that we expect to realize during a 12-month period. Many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been materially adversely affected by contract cancellations or modifications in the past, we may be in the future, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any time.

Backlog for our heavy civil marine construction segment at September 30, 2015 was $223.7 million, as compared with $242.0 million at September 30, 2014.

Backlog for our commercial concrete construction segment at September 30, 2015 was $180.3 million, as compared with $182.5 million at September 30, 2014.

Three months ended September 30, 2015 compared with three months ended September 30, 2014

	Three months ended September 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$137,061	100.0%	$106,976	100.0%
Cost of contract revenues	128,783	94.0%	94,070	87.9%
Gross profit	8,278	6.0%	12,906	12.1%
Selling, general and administrative expenses	14,496	10.6%	7,859	7.3%
(Loss) income from operations	(6,218)	(4.6)%	5,047	4.8%
Other (expense) income
Loss on sale of assets, net	(2,107)	(1.5)%	(12)	—%
Other income	190	0.1%	1	—%
Interest income	13	—%	—	—%
Interest expense	(943)	(0.7)%	(198)	(0.2)%
Other (expense), net	(2,847)	(2.1)%	(209)	(0.2)%
(Loss) income before income taxes	(9,065)	(6.7)%	4,838	4.6%
Income tax (expense) benefit	(1,669)	(1.2)%	1,876	1.8%
Net (loss) income attributable to Orion common stockholders	$(7,396)	(5.5)%	$2,962	2.8%

Contract Revenues. Consolidated contract revenues for the three months ended September 30, 2015 were $137.1 million, which was an increase of $30.1 million, or 28.1% from the comparable period in the prior year. This increase is attributable to the acquisition of TAS, which accounted for $47 million in contract revenues, offset by a decrease in the heavy civil marine construction segment of $16.9 million from the comparable prior period. This decrease is primarily a result of project write down costs from projects managed by the Tampa office during the third quarter.

Contract revenue generated from private sector customers for the heavy civil marine construction segment represented 36% of total revenues in the period, which is a decrease of $31.2 million from the comparable period in the prior year. Contract revenue generated from private sector customers for the heavy civil marine construction segment totaled approximately $32.7 million, or a decrease of 48.8% compared with the third quarter of 2014. This is primarily due to a shift in the mix of projects, with an increase of public sector projects of approximately 24%.

Contract revenue generated from public sector customers for the heavy civil marine construction segment totaled $57.4 million, and represented 64% of total revenues in the third quarter of 2015, as compared with $43.1 million, or 40% of total revenues in the comparable period last year. This is primarily due to a contract with a local port authority which commenced work during the second half of 2014.

Contract revenues in the commercial concrete construction segment are primarily derived from private sector customers. Private sector contract revenues represent $41.7 million or 89% of total contract revenues for the commercial concrete segment.

Gross Profit.   Gross profit was $8.3 million in the third quarter ended September 30, 2015, as compared with $12.9 million in the third quarter last year. Gross margin in the third quarter was 6.0%, as compared with 12.1% last year. This is primarily due to the project write down costs from projects managed by the Tampa office.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the third quarter of 2015 were $14.5 million, which was an increase of $6.6 million, or 84.5% compared with last year. The increase is partially attributable to the acquisition of TAS, which accounted for $4.4 million of SG&A expenses for that segment in the period. Additional increases are due to costs associated with the acquisition of TAS, such as attorney, accounting and other fees, an increase of debt issuance costs amortization expense and stock compensation expense of approximately $0.7 million.

Other income, net of expense. Other expense primarily reflects interest on our borrowings and costs associated with the write down of assets during the quarter of $2.6 million, which is partially offset by gains on the sale of other assets.

Income Tax Benefit.  We have estimated our annual effective tax rate at 21.6% for 2015. This differs from the statutory rate of 35%, primarily due to the recognition of a valuation allowance on certain state NOLs, as well as state taxes and the non-deductibility of certain permanent items, such as incentive stock compensation. Our effective rate for the period ended September 30, 2015 was 23.7%.  Excluding the effect of the valuation allowance described above, the effective tax rate was 34.4%.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

	Nine months ended September 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$304,607	100.0%	$278,485	100.0%
Cost of contract revenues	281,848	92.5%	252,060	90.5%
Gross profit	22,759	7.5%	26,425	9.5%
Selling, general and administrative expenses	31,982	10.5%	23,953	8.6%
(Loss) income from operations	(9,223)	(3.0)%	2,472	0.9%
Other (expense) income
(Loss) gain on sale of assets, net	(2,007)	(0.7)%	165	—%
Other income	190	0.1%	467	0.2%
Interest income	30	—%	12	—%
Interest expense	(1,433)	(0.5)%	(523)	(0.2)%
Other (expense) income, net	(3,220)	(1.1)%	121	—%
(Loss) income before income taxes	(12,443)	(4.1)%	2,593	0.9%
Income tax (benefit) expense	(2,945)	(1.0)%	1,006	0.4%
Net (loss) income attributable to Orion common stockholders	$(9,498)	(3.1)%	$1,587	0.5%

Contract Revenues. Consolidated contract revenues for the nine months ended September 30, 2015 were $304.6 million, which was an increase of $26.1 million or 9.4% from the comparable period in the prior year. This increase is attributable to the acquisition of TAS, which accounted for $47 million in contract revenues, offset by a decrease in the heavy civil marine construction segment of $20.9 million from the comparable prior period. This decrease is primarily a result of project write down costs from projects managed by the Tampa office during the third quarter. Additionally, this decrease is attributable to the delay of new projects starting primarily due to inclement weather during the first and second quarters.

Contract revenue generated from private sector customers for the heavy civil marine construction segment represented 40% of total revenues in the period, which is a decrease of $62.4 million from the comparable period of prior year. Revenue from private sector customers totaled approximately $102.6 million, or a decrease of 37.8% compared with the comparable period of 2014. This is primarily due to a shift in the mix of projects, with an increase of public sector projects of approximately 19%.

Contract revenue generated from public sector customers for the heavy civil marine construction segment totaled $155.0 million, and represented 60% of total revenues in the first nine months of 2015, as compared with $113.4 million, or 41% of total revenues in the comparable period last year. This is primarily due to a contract with a local port authority which commenced work during the second half of 2014.

Contract revenues in the commercial concrete construction segment are primarily derived from private sector customers. Private sector contract revenues represent $41.7 million or 89% of total contract revenues for the commercial concrete segment.

Gross Profit.   Gross profit was $22.8 million for the nine months ended September 30, 2015, as compared with $26.4 million in the comparable period of last year. During the nine months of 2015, gross profit margin decreased primarily as a result of project write down costs from projects managed by the Tampa office. Gross margin in the nine months of 2015 was 7.5%, as compared with 9.5% last year.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the nine months of 2015 were $32.0 million, which was an increase of $8.0 million, or 33.5 % compared with last year. The increase is partially attributable to the acquisition of TAS, which accounted for $4.4 million of SG&A expenses for that segment in the period. Additionally, the increase is due to debt issuance costs amortization expense, increased stock compensation and recruitment expenses and expenses related to the acquisition of TAS.

Other income, net of expense. Other expense primarily reflects interest on our borrowings and costs associated with the write down of assets during the quarter of $2.6 million, which is partially offset by gains on the sale of other assets.

Income Tax Benefit.  We have estimated our annual effective tax rate at 21.6% for 2015. This differs from the statutory rate of 35%, primarily due to the recognition of a valuation allowance on certain state NOLs, as well as state taxes and the non-deductibility of certain permanent items, such as incentive stock compensation. Our effective rate for the period ended September 30, 2015 was 23.7%.  Excluding the effect of the valuation allowance described above, the effective tax rate was 34.4%.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2015, our working capital was $97.4 million, as compared with $60.5 million at December 31, 2014. As of September 30, 2015, we had cash on hand of $17.2 million. Due to the outstanding amount on our revolver and outstanding letters of credit, our borrowing capacity at September 30, 2015 was approximately $34.9 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Cash flows (used in) provided by operating activities	$(2,621)	$19,262
Cash flows used in investing activities	$(125,244)	$(39,889)
Cash flows provided by financing activities	$107,253	$25,626

Capital expenditures (included in investing activities above)	$(13,577)	$(18,131)

Operating Activities. In the nine months of 2015, our operations used approximately $2.6 million in net cash, as compared with cash provided by operations in the prior year period of $19.3 million. The change in cash between periods was attributable to a net loss of $9.5 million, depreciation and amortization expense of $18.8 million, deferred income taxes of $2.7 million, stock compensation expense of $1.7 million, offset by a $13.1 million increase in working capital.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $13.6 million in the nine months of 2015, as compared with $18.1 million in 2014. The Company has accelerated an enhanced review of its fleet to ensure the assets we have meet current and future needs. The Company is on track to meet its projected capital expenditures budget of $23 million.

Financing Activities. In connection with our new Credit Facility, we borrowed $149.0 million to purchase TAS and extinguish our previous debt of $32.4 million. Additionally, we made regularly scheduled principal payments on our term loan and revolver. The Company also purchased 350,000 shares under the share repurchase agreement for $3.1 million. In the prior year, we received funding from our revolver to purchase a dredge material placement area in the amount of $22.5 million.

Sources of Capital

The Company entered into a new syndicated credit agreement (the "Credit Agreement") on August 5, 2015 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank, and First Tennessee Bank NA. The primary purpose of the new Credit Agreement is to finance the acquisition of TAS Holdings, LLC, to provide a revolving line of credit, and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, which may be amended, from time to time provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $50 million, and a term loan with a commitment amount of $135 million (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance the acquisition of TAS Holdings, LLC, to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. The rate for all loans, at the time of loan origination was 4.75%. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on August 5, 2020.

The Company submitted a Conversion Notice to Regions Bank to convert the full $135 million loan balance of the term loan to a 3-month Adjusted LIBOR Rate Loan effective on August 19, 2015 with a rate of 2.81% through November 19, 2015. As of September 30, 2015, the outstanding balance on the term loan was $133.3 million.

The Company also submitted a Conversion Notice to Regions Bank to convert the full $14.0 million loan balance of the revolving loan to a 3-month Adjusted LIBOR Rate Loan effective on August 19, 2015 with a rate of 2.81% through November 19, 2015. As of September 30, 2015, the outstanding principal balance on the revolver was $14.0 million. Outstanding letters of credit, which were issued on August 10, 2015, totaled $1.1 million as of September 30, 2015, which reduced our maximum borrowing availability to $34.9 million. The Company made a payment of $5.0 million on October 16, 2015 to partially pay down the outstanding revolver balance.

The quarterly weighted average interest rate as of September 30, 2015 for the new Credit Facility was 3.33%.

Provisions of the revolving line of credit and accordion

The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $50 million. The letter of credit sublimit is equal to the lesser of $20 million and the aggregate unused amount of the revolving commitments then in effect. The swingline sublimit is equal to the lesser of $5 million and the aggregate unused amount of the revolving commitments then in effect.

Revolving loans may be designated as Base Rate Loan or Adjusted LIBOR Rate Loans, at the Company’s request, and must be made in an aggregate minimum amount of $1.0 million and integral multiples of $250,000 in excess of that amount.  Swingline loans must be made in an aggregate minimum amount of $250,000 and integral multiples of $50,000 in excess of that amount. The Company may convert, change, or modify such designations from time to time.

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit Facility. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding.

Provisions of the term loan

The term loan may be designated as a Base Rate Loan or Adjusted LIBOR Rate Loans, at the Company’s request. The Company may convert, change, or modify such designations from time to time.  The principal amount of $135 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). The table below outlines the total remaining payment amounts annually for the next five years and thereafter:

2015	$1,687
2016	8,437
2017	11,812
2018	13,500
2019	15,188
Thereafter	82,676
$133,300

The Company made the scheduled principal payment on September 30, 2015, which reduced the outstanding principal balance to $133.3 million. The current portion of debt is $7.6 million and the non-current portion is $125.7 million. Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.4 million. These costs have been capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. Total debt issuance expenses of approximately $158,000 were recognized as of September 30, 2015.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 1.25 to 1.00.

•	A consolidated Leverage Ratio to not exceed the following during each noted date:
-Closing Date through and including December 31, 2015, to not exceed 3.25 to 1.00;
-March 31, 2016 through and including June 30, 2016, to not exceed 3.00 to 1.00;
-September 30, 2016 through and including December 31, 2016, to not exceed 2.75 to 1.00;
-March 31, 2017 and thereafter, to not exceed 2.50 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar transactions, including non-payment of principal, interest or fees; inaccuracy of representations and warranties; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

At September 30, 2015, the Company was in compliance with its financial covenants and expects to be in compliance through the maturity date.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position is adequate for general business requirements and to service its debt.
Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of September 30, 2015 is $0.6 million, which is reflected in the balance sheet as a liability.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At September 30, 2015, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $208 million in surety bonds outstanding. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials and other items, such as fuel. Due to the relative short-term duration of our projects, we are generally able to include anticipated price increases in the cost of our bids.

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

Interest rate risk
At September 30, 2015, we had $147.3 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate over the three month period of 3.33%.  Also, as of September 30, 2015, we had entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2014 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended September 30, 2015.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.                      Exhibits

Exhibit
Number	Description

2.1
Membership Interests Purchase Agreement dated August 5, 2015 by and among T.A.S. Holdings, LLC and Orion Concrete Construction, LLC (Schedules, exhibits and similar attachments to the Purchase Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015.

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

10.2
Third Amendment to Credit Agreement as of June 15, 2015 by and among Orion Marine Group, Inc. as the Borrower and Wells Fargo Bank, N.A., acting as Administrative Agent for the Lenders incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015.

10.3
Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015.

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

ORION MARINE GROUP, INC.

By:	/s/ Mark R. Stauffer
November 9, 2015	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
November 9, 2015	Christopher J. DeAlmeida
Vice President and Chief Financial Officer