Form 10-K
period 2015-12-31
Orion Marine Group Inc
filed 2016-03-15
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
There were 27,292,347 shares of common stock outstanding as of March 15, 2016.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $196.7 million as of June 30, 2015, the last business day of the Registrant's most recently completed second quarter, based upon the last reported sales price on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued on connection with the 2016 Annual Meeting of Stockholders to be filed on or about April 6, 2016.

ORION MARINE GROUP, INC.

2015 Annual Report on Form 10-K

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

Item 1.               BUSINESS

General background
Orion Marine Group, Inc., its subsidiaries and affiliates provide a broad range of construction and specialty services both on and off the water in the continental United States, Alaska, Canada, and the Caribbean Basin through its heavy civil marine construction and its commercial concrete construction segments. The Company's heavy civil marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  The Company's commercial concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial, structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.
Orion Marine Group, Inc. is a Delaware corporation. The common stock of Orion Marine Group, Inc. is listed on the New York Stock Exchange under the symbol ORN.  Unless the context otherwise requires, all references herein to “Orion”, the “Company”, the “Registrant”, “we”, “us” or “our” refer to Orion Marine Group, Inc. and its consolidated subsidiaries and affiliates.

History and growth
Orion Marine Group, Inc. was founded in 1994 as a marine construction project management business. Since then, we have expanded our reach both through organic growth and acquisitions. We have successfully acquired and fully integrated several companies into our operations, most recently with the acquisition of T.A.S. Commercial Concrete Construction, LLC ("TAS") during 2015. This acquisition adds another segment to our business, provides diversification of end market drivers and a diversified customer base.  These strategic acquisitions have also enhanced our operational capabilities, provided us with a larger geographic base, and added to our equipment fleet.

Our Business Strategy
We employ the following key business strategies:

•
Continue to add construction capabilities - We seek to add capabilities that augment our core contracting and construction competencies, improve our gross margin opportunities, and compete more effectively for contracts that might not otherwise be available to us.

•
Expand into new markets and complementary service offerings and selectively pursue strategic acquisitions - We seek to identify attractive new markets and strategic opportunities to expand our service offering through selective acquisitions, greenfield expansions or diversification.

•
Continue to capitalize on favorable long-term industry trends - We seek to capitalize on infrastructure capital investments across the markets we serve including port and marine infrastructure, government funded projects, transportation, oil and gas facilities, recreational waterside industry infrastructure expansion and environmental restoration markets. We seek to capitalize on privately funded projects across the commercial concrete markets we serve including industrial, institutional, commercial real estate, and recreational developments.

•
Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects in both the public and private sectors for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to small owners and developers and in diverse geographic markets.

•
Continue to reinvest in our core operations - We pursue technically complex projects where our people, specialized services and equipment differentiate us from our competitors.  We intend to continue to enhance the types, numbers or capabilities of our equipment, so we can provide turnkey construction services to our customers. This means when we are called on for business, we have the right people, skills, and equipment readily available for multiple projects.

•
Continue to attract, retain and develop our employees - We believe our employees are integral to the success of our project execution, and we continue to allocate resources to attract and retain talented managers, supervisors and field personnel.

•
Ownership of equipment - We own a large fleet of well-maintained construction equipment. The ownership of this equipment enables us to compete more effectively by ensuring availability of equipment at a favorable cost.

Our operating principles and guiding beliefs include:

•
Safety - We believe accident prevention is a moral obligation as well as a good business practice. By identifying and concentrating resources to address jobsite hazards, we continually strive to reduce our incident rates and the costs associated with accidents.

•
Quality and Integrity - We believe in the importance of performing high quality work. Additionally, we believe in maintaining high ethical standards through an established code of conduct and an effective company-wide compliance program.

•
Production - We believe in the importance of performing tasks safely, efficiently and timely. Additionally, we believe in safeguarding our facilities and equipment and always acting in the best interest of the Company.

•
Sustainability - Our focus on sustainability encompasses many aspects of how we conduct ourselves and practice our core values. We believe sustainability is important to our customers, employees, shareholders, and communities, and is also a long-term business driver. By focusing on specific initiatives that address social, environmental and economic challenges, we can minimize risk and increase our competitive advantage.

Financial Information About Segments
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
In making this determination, we considered the similar economic characteristics of our operations. For our heavy civil marine construction segment, the methods used, and the internal processes employed, to deliver our heavy civil marine construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment has the same types of customers with similar funding drivers, and it complies with regulatory environments driven through Federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency ("EPA") and the U.S. Occupational Safety and Health Administration ("OSHA"), among others. Additionally, the segment is driven by macro-economic considerations including the level of import/export seaborne transportation, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
For our newly added commercial concrete construction segment, we also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed to deliver our commercial concrete construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment complies with regulatory environments such as OSHA. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational developments, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for future prospects and are similar across the segment.

Services Provided

Heavy Civil Marine Construction Services
Marine construction services include construction, restoration, maintenance and repair of marine transportation facilities, marine pipelines, bridges and causeways, and marine environmental structures.  We have the capability of providing design-build services and typically serve as the prime contractor for these types of projects.

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

Our specialty services include design, salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair.  Our diving services are largely performed in shallow water and include inspections, salvage and pile restoration and encapsulation.  Our survey services include surveying pipelines and performing hydrographic surveys which determine the configuration of the floors of bodies of water and detect and identify wrecks and other obstructions.  Most of these specialty services support our other services and provide an introductory opportunity to some customers.

Commercial Concrete Construction Services
The commercial concrete construction segment provides its services in the following areas: light commercial, structural, and other services. Light commercial services include horizontally poured concrete for products such as sidewalks, ramps, tilt walls, and trenches. Structural services include elevated concrete pouring for products such as columns, elevated beams, and structural walls. Other services comprise labor related to concrete pouring, such as rebar installation and pumping services. Most of these other services support our other services. These services cover all phases of commercial concrete construction including dirt work and layout, forming, rebar and mesh, and pour and finish.

Industry and Market Overview

Heavy Civil Marine Construction
We provide our services to similar customers, or in some cases, the same customers, across the markets served by our business. Our heavy civil marine construction segment customers may be in diverse end markets, including port expansion and maintenance, bridges, causeways and other marine infrastructure, the recreational waterside industry, the U.S. Department of Defense, the energy industry, coastal protection and reclamation, along with hurricane restoration and repair and environmental remediation. We believe that this broad customer base enables us to lessen the negative effects during a downturn in a specific end market and respond quickly to the needs of expanding end markets. The following includes an overview of our diverse markets in the heavy civil marine construction industry:

Port Expansion and Maintenance
Expected increases in cargo volume and future demands from larger ships transiting the expanded Panama Canal will require ports, especially along the Gulf Coast and Atlantic Seaboard, to expand their dock capacity and port infrastructure to accommodate larger container ships and increased cargo volumes, as well as perform additional dredging services to deepen their channels. We provide customers in this sector turnkey services to meet all their port expansion and maintenance work.

Bridges and Causeways
According to the American Society of Civil Engineers, as of their most recent report, one in nine of the nation’s bridges are structurally deficient, and the average age of the nation's bridges is 42 years old. We are able to construct or restore overwater bridges, and design, repair, or replace, fendering systems for customers in this sector.

Marine Infrastructure
The U.S. Marine Transportation System (“MTS”) consists of waterways, ports and their intermodal connections, vessels, vehicles, and system users, as well as shipyards and repair facilities crucial to maritime activity. The MTS is primarily owned and operated through an aggregation of federal, state, and local governmental authorities, as well as privately owned facilities and private companies.  U.S. inland and intracoastal waterways require continuous maintenance and improvement. While waterway usage is increasing, the facilities and supporting systems are aging.  In addition, channels and waterways must maintain certain depths to accommodate ship and barge traffic.  Natural sedimentation in these channels and waterways require maintenance dredging to maintain navigability.

Our full business complement, including design, dredging, marine construction, and specialty services, such as diving, survey and inspections are fully utilized by our customers to meet all their marine infrastructure project needs.

Recreational Waterside Industry
An expected increase in the number and size of cruise ships has generated a need for substantial port infrastructure development, including planning and construction of new terminals and facilities, as well as on-going maintenance and repair services.  These larger vessels require development of new piers and additional dredging services to accommodate deeper drafts.  Our service area includes, among others, the ports of Miami, Galveston, Tampa, New Orleans, Canaveral, Juneau, Tacoma, Seattle and the Caribbean Basin, which includes numerous cruise facilities and is the most popular cruise destination in the North American market.

The Department of Defense and Homeland Security
The U.S. Navy has the responsibility for the maintenance of 39 facilities in the United States, which includes a significant amount of marine infrastructure.  We believe the U.S. Navy will continue to maintain strategic facilities, including the maintenance and upgrades to its marine facility infrastructure.

The U.S. Coast Guard maintains more than 50,000 federal aids to navigation, which include buoys, lighthouses, day beacons and radio-navigation signals. Additionally, it has oversight responsibility for over 18,000 highway and railroad bridges that span navigable waterways throughout the country.  As part of the Department of Homeland Security, we anticipate that the U.S. Coast Guard's needs for varied marine construction services, including those listed above, will provide opportunities for us in the future.

Energy Industry
We design, construct, repair and remove underwater pipelines, and provide marine construction and on-going maintenance services for private refineries, terminal facilities and docks, and other critical near shore oil and gas infrastructure. While a number of upstream oil and gas companies have decreased capital expenditures as a result of the recent drop in oil prices, there have been increased levels of capital expenditures by midstream and downstream oil and gas companies in response to higher energy production. This increase should provide opportunities for our services.

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

Hurricane Restoration and Repair
Hurricanes are often very destructive to the existing marine infrastructure and natural protection barriers of the prime storm areas of the Gulf Coast, the Atlantic Seaboard, and the Caribbean Basin, including bridges, ports, underwater channels and sensitive coastal areas. Typically, restoration and repair opportunities continue for several years after a major hurricane event. These events provide incremental projects to our industry that contribute to a favorable bidding environment and high capacity utilization in our markets during such times.

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

Commercial Concrete Construction
We provide our services to different customers across the markets served by our business. Our customers in the commercial concrete construction segment are in diverse end markets such as industrial, institutional, commercial real estate, and recreational developments.

Our commercial concrete construction segment depends on continued growth in population to support residential and nonresidential construction specifically in the metropolitan areas of Texas. The latest estimates from the U.S. Census Bureau indicate that the metropolitan areas of Texas, specifically Dallas and Houston, are among the U.S. top 10 in population growth between 2013-2014. These markets show substantial growth in multi-family housing, commercial, office, retail, and industrial buildings, and medical facilities.

We believe that this broad customer base enables us to lessen the negative effects during a downturn in a specific end market and respond quickly to the needs of expanding end markets. The following includes an overview of our diverse markets in the commercial concrete industry:

Industrial developments
Our industrial markets include manufacturing plants, industrial warehousing, distribution centers, waste water treatment facilities and facilities supporting the petrochemical industry. An expected increase in distribution has generated a need for substantial industrial park developments.

Institutional developments and expansions
Our institutional markets include educational facilities, medical facilities, museums, and religious developments. Due to significant population growth in the metropolitan areas of Texas, there has been great demand for institutional development and expansion. As the suburban areas of major cities continue to grow, bond programs are passing for new education construction. Additionally, as population and suburban areas grow, so does the continued need for medical facilities.

Commercial real estate developments
Our commercial and real estate markets include mid and high-rise multi-family living, single and multi-story office buildings, parking garages, shopping malls, and free standing retail outlets. As population continues to grow, so does the need for retail developments, such as grocery stores, shopping malls, restaurants, and other entertainment venues. Additionally, continued growth in business expansions and relocations to Texas are driving an increase in the need for office space. Apartment complexes continue development in these areas with significant growth.

Recreational developments
Our recreational markets include a wide-range of hotels, sports venues, and stadiums. The increase in new businesses and new educational facilities has sparked the need for additional hotels and stadiums across the metropolitan areas of Texas.

Customers
Our customers in the heavy civil marine construction segment include federal, state and local governmental agencies in the United States, as well as private commercial and industrial enterprises in the United States, and the Caribbean Basin. Customers in our commercial concrete construction segment include owners and developers of medical facilities, religious developments, sports complexes and stadiums, school districts and developers, owners of industrial, commercial and residential buildings, and some governmental agencies across the metropolitan areas of Texas. Most projects are competitively bid, with the award typically going to the lowest qualified bidder.  Our customer base shifts from time to time depending on the types of projects we bid, and ultimately are successful on obtaining.

The following table represents concentrations of revenue by type of customer for the years ended December 31, 2015, 2014, and 2013.

	2015	%	2014	%	2013	%
Federal	$45,439	10%	$47,390	13%	$65,926	19%
State	42,026	9%	43,147	11%	30,451	9%
Local	130,187	28%	97,145	25%	54,702	15%
Private	248,846	53%	198,136	51%	203,465	57%
Total contract revenues	$466,498	100%	$385,818	100%	$354,544	100%

We do not believe that the loss of any single customer would have a material adverse effect on our operations as no specific customer sustains a large portion of our revenue at one time.

Backlog
Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which generally is less than one year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. We include projects in our backlog only when the customer has provided an executed contract, purchase order, change order, or other notice to proceed.

Backlog for our heavy civil marine construction segment at December 31, 2015, was $194.3 million, as compared with $215.9 million at December 31, 2014.

Backlog for our commercial concrete construction segment at December 31, 2015 was $163.3 million, as compared with $145.4 million at December 31, 2014.

These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. In addition, many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been adversely affected by contract cancellations or modifications materially in the past, we may be so affected in the future, especially during economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Fluctuations in Quarterly Results
Our quarterly revenues and results of operations may fluctuate significantly depending upon the mix, size, scope, and progress schedules of our projects under contract, the productivity of our labor force and the utilization of our equipment. These factors, as well as others affect the rate at which revenue is recognized as projects are completed.

Competition
In our heavy civil marine construction segment, we compete with several regional marine construction services companies and a few national marine construction services companies. From time to time, we compete with certain national land-based heavy civil contractors. In our commercial concrete construction segment, we compete mostly in the private sector and our competitors range from small, local construction companies to large, regional, and national construction companies.

Both of our segments are highly fragmented with competitors generally varying within the markets we serve and with few competitors competing in all of the markets we serve or for all of the services that we provide. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services, safety record and programs, versatile equipment fleet, financial strength, surety bonding capacity, knowledge of local markets and conditions, and project management and estimating abilities allow us to compete effectively. We believe significant barriers to entry exist in the markets in which we operate, including the ability to bond large projects, maritime law constraints, specialized marine equipment and technical experience; however, a U.S. company that has adequate financial resources, access to technical expertise, and specialized equipment may become a competitor.

Insurance and Bonding
We maintain general and excess liability, construction equipment and workers’ compensation insurance; all in amounts adequate for our operating needs and consistent with industry practice.
In connection with both segments of the business, we generally are required to provide various types of surety bonds that provide security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future. The bonds we provide typically are for the contract amount of the project. At December 31, 2015, our capacity under our current bonding arrangement was in excess of $400.0 million, of which we had approximately $223.0 million in surety bonds outstanding. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Trade Names
We operate under a number of trade names. We consolidate our operations under the brand name "Orion Marine Group, Inc.". We may be known as Orion Marine Group, Orion Marine Construction, Orion Marine Contractors, Orion Construction, East and West Jones Placement Area, Schneider E&C, Orion Concrete Construction, T.A.S. Commercial Concrete Construction, LLC, T.A.S. Commercial Concrete Solutions, LLC, T.A.S. Proco, LLC, or Houston Industrial Tool Services, as well as our former names of King Fisher Marine Service, T. W. LaQuay Dredging, Misener Marine Construction, Misener Diving & Salvage, F. Miller Construction, Northwest Marine Construction and West Construction. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

Equipment
We operate and maintain a large and diverse equipment fleet in our heavy civil marine construction and commercial concrete construction segments, substantially all of which we own, that includes the following:

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

•
Pump Trucks - concrete pump trucks are large, diesel-powered trucks mounted with a powerful pump, and an extendable, sectioned hose or cylinder to help facilitate the pouring of concrete for construction projects.

•
Laser Screeds - laser screeds are self-propelled four wheel drive, four wheel steer units that encompass a 20' telescoping boom with a 12' wide placement head. The screed head itself consists of 3 parts: the plow, the auger, and the vibrator. The plow disperses the concrete evenly, the auger removes the excess material to finished grade, and the vibrator smooths the surface. The screed has an on board computer system able to determine the correct elevation height and provide commands for elevation control.

We believe that ownership of equipment is generally preferable to leasing in some cases because it ensures the equipment is available as needed and normally results in lower costs. We continually monitor and adjust our fleet size so that it is consistent with the size of the business, considering both existing backlog and expected future work. We believe that our equipment is well maintained and suitable for our current operations. We have the ability to extend the useful life of our equipment through capital refurbishment at periodic intervals. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We are also capable of building, and have built, much of our highly specialized equipment.  Our strategy is to move our fleet from project to project as required. The assets (including equipment) are pledged or collateral under the Credit Facility.
Equipment Certification
In our heavy civil marine construction segment, some of our equipment requires certification by the U.S. Coast Guard. All equipment which requires certification has obtained such certification and are maintained in good standing thereunder. In addition, where required, our vessels’ permissible loading capacities require certification by the American Bureau of Shipping (“ABS”). ABS is an independent classification society which certifies that certain of our larger, seagoing vessels are “in-class,” signifying that the vessels have been built and maintained in accordance with ABS standards and  applicable U.S. Coast Guard rules and regulations. All of our vessels that are required to be certified by ABS have been certified as “in-class.” These certifications indicate that the vessels are structurally capable of operating in open waters, which enhances the mobility of our fleet.

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

In our heavy civil marine construction segment, we are also subject to government regulations pursuant to the Dredging Act, the Merchant Marine Act of 1920, commonly referred to as the "Jones Act", the Shipping Act and the Vessel Documentation Act. These statutes require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the U.S. to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the U.S. The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen owned, and prohibit the demise or bareboat chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test. These statutes, together with similar requirements for other sectors of the maritime industry, are collectively referred to as “cabotage” laws.

In our commercial concrete construction segment, we are subject to the requirements of OSHA and certain regulations for the EPA.
We believe that we are in material compliance with applicable regulatory requirements and have all material licenses required to conduct our operations.

Environmental Matters
General
Our marine infrastructure construction, salvage, demolition, dredging and dredge material disposal activities are subject to stringent and complex federal, state, and local laws and regulations governing environmental protection, including air emissions, water quality, solid waste management, marine and bird species and their habitats, and wetlands. A portion of our construction contracts are entered into with public authorities and frequently impose additional governmental requirements, including requirements regarding labor relations. Our commercial concrete construction infrastructures are subject to the requirements of OSHA and the EPA.

Such laws and regulations may require that both segments and their customers obtain, and comply with, various environmental permits, registrations, licenses and other approvals. These laws and regulations also can restrict or impact the business activities in many ways, such as delaying the appropriation and performance of particular projects; restricting the way we handle or dispose of wastes; requiring remedial action to mitigate pollution conditions that may be caused by our operations or that are attributable to others; and enjoining some or all of our operations deemed in non-compliance with environmental laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining future operations.

We believe that compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our business, results of operations, or financial condition. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns.  As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. The following is a discussion of the environmental laws and regulations that could have a material effect on our marine and commercial construction and other activities.

Waste Management
Our operations could be subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and non-hazardous solid wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Generators of hazardous wastes must comply with certain standards for the accumulation and storage of hazardous wastes, as well as recordkeeping and reporting requirements applicable to hazardous waste storage and disposal activities.

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

The Oil Pollution Act of 1990 (“OPA”), which amends and augments the CWA, establishes strict liability for owners and operators of facilities that are sites of releases of oil into waters of the U.S. OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. For instance, OPA requires vessel owners and operators to establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties are statutorily responsible. In addition, the OPA required that certain vessels be outfitted with double hulls by 2015. We believe we are in compliance with all applicable OPA financial responsibility obligations and equipment requirements.

In 2009, regulations promulgated by the EPA covering certain previously exempt discharges to water from certain marine vessels became effective.  The regulations provide for a general permit to cover such discharges and impose on marine vessel operators, including us, certain discharge, permitting, recordkeeping, reporting, monitoring, maintenance, and operating restrictions and requirements with respect to materials that are or may be discharged from certain vessels.  Applicability of these restrictions and requirements is based on size and type of vessel, and they apply only to a minority of our vessels.  We, nevertheless, are implementing such restrictions and requirements with respect to its vessels which are subject thereto, and we do not anticipate that such regulations or the associated permit terms, restrictions and requirements will adversely impact our business and results of operations.

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

Climate Change
The U.S. Congress may consider legislation to reduce emissions of greenhouse gases in response to climate change concerns. In addition, several states have declined to wait on Congress to develop and implement climate control legislation and have already taken legal measures to reduce emissions of greenhouse gases. Passage of climate control legislation or other regulatory initiatives by Congress or various states, or the adoption of regulations by the EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations and demand for our services.

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

Employees
At December 31, 2015, our heavy civil marine construction segment had approximately 1,200 employees, 300 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  Our commercial concrete construction segment had approximately 1,100 employees, 230 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.

From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice.  We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our employees are not currently represented by labor unions, except certain employees in our heavy civil marine construction segment located in the Pacific Northwest and Alaska, in respect of which collective bargaining agreements are in place.  Employees represented by collective bargaining agreements represent approximately 5% of our workforce. Currently, there are no employees represented by collective bargaining agreements in our commercial concrete construction segment.

Financial Information About Geographic Areas
We are a project-driven heavy civil marine and commercial concrete contractor, and our operations represent two reportable segments for financial reporting. Our business is primarily conducted along the coastal regions of the United States for our heavy civil marine construction segment and in the metropolitan areas of Texas for our commercial concrete construction segment. Revenues generated from our heavy civil marine construction segment outside the United States, primarily in the Caribbean Basin and Mexico, totaled 4.1%, 12.9%, and 8.5% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Our long-lived assets are substantially located in the United States.

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

Item 1A.            RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. The risks described below highlight some of the factors that have affected and could affect us in the future. We may also be affected by unknown risks or risks that we currently think are immaterial. If any such events actually occur, our business, financial condition, and results of operations could be materially adversely affected.
Risk Factors Relating to Our Business

We work in a highly competitive marketplace.
We have multiple competitors in all of the areas in which we work, and some of our competitors are larger than we are and may have greater resources than we do. Government funding for public works projects is limited, thus contributing to competition for the limited number of public projects available. This increased competition may result in a decrease in the number of new project awards we are able to procure at acceptable profit margins.
We depend on continued federal, state and local government funding for marine infrastructure. A reduction in government funding for marine construction or maintenance contracts can materially affect our financial results.

A substantial portion of our operations, particularly in the heavy civil marine construction segment, depend on project funding by various government agencies and are adversely affected by reduced levels of, or delays in, government funding. Decreases or delays in government funding often delay project lettings and result in intense competition and pricing pressures for projects on which we bid. As a result of competitive bidding and pricing pressures, we may either be awarded fewer projects, or realize lower profit margins on contracts awarded to us, which in either case could have a material adverse effect on our business, operating results and financial condition.

A significant portion of our heavy civil marine construction business is awarded through government contracts. Our operating results may be adversely affected by the terms of the government contracts or our failure to comply with applicable terms.

Government contracts are subject to specific procurement regulations, contract provisions and a variety of regulatory requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting and subcontracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. We may also be subject to qui tam ("Whistle Blower") litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, or we could be suspended or debarred from future government contracting or subcontracting, including federally funded projects at the state level. In addition, government customers typically can terminate or modify any of their contracts with us at their convenience, and certain government agencies may claim immunity from suit to recover disputed contract amounts. If our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenue which could have a material adverse effect on the business, operating results and financial condition.

We depend on continued growth in population to support residential and nonresidential construction for our commercial concrete construction segment.
Our commercial concrete construction segment depends on continued growth in population to support residential and nonresidential construction. A growing population generates economic growth and expansion in construction for retail, office buildings, etc. If the population decreases or slows in growth, it often times adversely affects economic growth, which ultimately limits the need for residential and nonresidential construction services in the areas we currently perform services.
The timing of new contracts may result in volatility in our cash flow and profitability. These factors as well as others that may cause our actual financial results to vary from any publicly disclosed earnings guidance and forecasts are outside of our control.

Our revenues are generated from project-based work. It is generally very difficult to predict the timing and source of awarded contracts. The selection of, timing of or failure to obtain projects, delays in awards of projects, the rebidding or termination of projects due to budget overruns, or the cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. This may make it difficult to match workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a readily available workforce and fleet of equipment that is larger than needed at the time, resulting in unpredictability in our cash flow, expenses and profitability. If an expected contract award or the related notice to proceed is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Delays by our customers in obtaining required approvals for their infrastructure projects may delay their awarding contracts for those projects and, once awarded, the ability to commence construction under those contracts. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facilities. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period. From time-to-time we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. Any such predictions may be impacted by these factors as well as others that are beyond our control and might not turn out to be correct.

Fluctuations in commodity prices may affect our customers’ investment decisions and therefore subject us to risks of cancellation, delays in existing work, or changes in the timing and funding of new awards. Additionally, fluctuations in commodity prices can negatively affect our project costs.
Commodity prices can affect our customers in a number of ways. For example, for those customers that produce commodity products such as oil, gas, concrete, steel products, fluctuations in price can have a direct effect on their profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. To the extent commodity prices decline or fluctuate and our customers defer new investments or cancel or delay existing projects, the demand for our services decreases, which may have a material adverse impact on the business, financial condition, and results of operations.
Commodity prices can also strongly affect the costs of projects. Rising commodity prices can negatively impact the potential returns on projects that are planned, as well as those in progress, and result in customers deferring new investments or canceling or delaying existing projects. The short-term nature of the majority of our projects typically protects us from these potential price increases, however, if we are unable to procure commodities for completion of our projects at estimated prices due to rising commodity prices, our margins may erode on certain in progress or future projects.
We may be unable to obtain sufficient bonding capacity for our contracts and the need for performance and surety bonds may adversely affect our business.

As more fully described in “Insurance and Bonding” under “Item 1. Business,” we are generally required to post bonds in connection with government and certain private sector contracts to ensure job completion. We have entered into a bonding agreement with a large multinational surety which acts as surety, issues bid bonds, performance bonds and payment bonds, and obligates itself upon other contracts of guaranty required by us in the day-to-day operations of our business. However, our surety is not obligated under the bonding agreement to issue bonds for us and bonding decisions are made on a case-by-case basis. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers, or cause us to have to increase our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facility. In addition, the conditions of the bonding market may change, increasing our costs of bonding or restricting our ability to get new bonding which could have a material adverse effect on our business, operating results and financial condition.

Our business depends on good customer relationships and our reputation in both the heavy civil marine and commercial concrete infrastructure markets, which is developed and maintained by our executives and key project managers. Loss of any of our relationships, reputation or executives or key project managers could materially reduce our revenues and profits.

Our contracts are typically entered into on a project-by-project basis, so we generally do not have continuing contractual commitments with our customers beyond the terms of the current contract. We benefit from key customer relationships built over time and with both public and private entities. We also benefit from our reputation in the heavy civil marine and commercial concrete infrastructure markets developed over years of successfully performing on projects. Both of these aspects of our business were developed and are maintained through our executives and key project managers. Our inability to retain our executives and key project managers or inability to complete projects timely and successfully resulting in customer satisfaction could have a material adverse effect on our current customer relationships and reputation. The inability to maintain relationships with our customers in general or obtain new customers based on our reputation could have a material adverse effect on our business, operating results and financial condition.

The loss of, or a significant reduction in, business from a few customers could have an adverse impact on us.

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

We had a backlog of work to be completed on contracts totaling approximately $194.3 million as of December 31, 2015 in our heavy civil marine construction segment. We had a backlog of work to be completed on contracts totaling approximately $163.3 million as of December 31, 2015 in our commercial concrete construction segment. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.
Backlog consists of awarded projects which have either (a) not yet been started or (b) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value related to work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time-to-time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to recover the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets or labor force.

We could suffer contract losses if we fail to accurately estimate our costs or fail to execute within our cost estimates on fixed-price, lump-sum contracts.

Much of our revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and where, as a result, we could benefit from cost savings, but we may be unable to recover any cost overruns. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other factors that may occur over the contract period. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, we may incur losses or the project may not be as profitable as we expected. In addition, we are sometimes required to incur costs in connection with modifications to a contract (change orders) that may not be approved by the customer as to scope and/or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs, or contract suspension or termination that we may not be able to recover. These, in turn, could have a material adverse effect on our business, operating results and financial condition. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, such as:

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

We use diesel fuel and other petroleum-based products to operate our equipment used in our construction contracts. Fluctuations in supplies relative to demand and other factors can cause unanticipated increases in their cost. Currently, the cost of diesel fuel and other petroleum-based products are relatively low compared to prior years due to the reduction of oil pricing. However, future increases in the costs of fuel and other petroleum-based products used in the business, particularly if a bid has been submitted for a contract and the costs of those products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or even a loss, on one or more contracts.

Our dependence on concentrated suppliers to procure goods and services.
We rely on suppliers to provide most of our materials for our construction projects. Thus, to the extent that we cannot obtain commitments from our suppliers for these products, our ability to bid for contracts may be impaired. Any increases charged for these products, particularly if a bid has been submitted for a contract and the costs of such products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or a loss, on a contract. Additionally, if certain of our suppliers has a disruption in service for our procured materials, our projects may be delayed, potentially resulting in liquidated damages or other losses on our projects.
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

We are dependent on third parties to complete many of our contracts.
Some of the work performed under our contracts is performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications.
In the current economic environment, third parties may find it difficult to obtain sufficient financing to help fund their operations. The inability to obtain financing could adversely affect a third party’s ability to provide materials, equipment or services which could have a material adverse impact on our business, financial condition, and results of operations. In addition, a failure by a third party subcontractor, supplier or manufacturer to comply with applicable laws, regulations or client requirements could negatively impact our business and, for government clients, could result in fines, penalties, suspension or even debarment being imposed on us, which could have a material adverse impact on our business, financial condition, and results of operations.
We may choose, or be required, to pay our suppliers and subcontractors even if our customers do not pay, or delay paying, us for the related services.

We use suppliers to obtain necessary materials and, from time to time, subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our suppliers and subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay, or delay paying, us for the related work, we could experience a material adverse effect on our liquidity, results of operations and financial condition.
We extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from major customers that have filed bankruptcy or are otherwise experiencing financial difficulties.
We generally perform services in advance of payment from our customers, which include governmental entities, general contractors, and builders, owners and managers of marine and port facilities, among others. Consequently, we are subject to potential credit risk related to changes in business and economic factors. On occasion, we have had difficulty collecting from governmental entities or customers with financial difficulties. If we cannot collect receivables for present or future services, we could experience decreased cash flows resulting in inability to pay other obligations.

We may incur higher costs to acquire, manufacture and maintain equipment necessary for our operations.

We have traditionally owned most of the equipment used in our projects, and we do not bid on contracts for which we do not have, or cannot quickly procure, whether through construction, acquisition or lease, the necessary equipment to complete projects. We are capable of building much of the specialized equipment used in our projects, including dayboats, tenders and dredges. To the extent that we are unable to buy or build equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of completing contracts, thereby reducing contract profitability. In addition, our equipment requires continuous maintenance, which we primarily provide through our own repair facilities, as well as certification by the U.S. Coast Guard for certain heavy civil marine construction segment assets. If we are unable to continue to maintain the equipment in our fleet or are unable to obtain the requisite certifications, we may be forced to obtain third-party repair services, be unable to use our uncertified equipment or be unable to bid on contracts, which could have a material adverse effect on our business, operating results and financial condition.

In addition, our vessels in the heavy civil marine construction segment may be subject to arrest or seizure by claimants as security for maritime torts committed by the vessel or us or the failure by us to pay for necessaries, including fuel and repair services, which were furnished to the vessel. Such arrest or seizure could preclude the vessel from working, thereby causing delays in marine construction projects.

To be successful, we need to attract and retain qualified personnel, and any inability to do so could adversely affect our business.

Our future success depends on our ability to attract, retain and motivate highly skilled personnel in various areas, including engineering, project management, procurement, project controls, finance, and senior executive management. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. Accordingly, our ability to increase our productivity and profitability will be dependent upon our ability to employ, train and retain skilled personnel adequate to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently. Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel, or we may have to curtail our planned internal growth as a result of labor shortages. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. In addition, certain of our employees hold licenses and permits under which we operate. The loss of any such employees could result in our inability to operate under such licenses and permits, which could adversely affect our operations until replacement licenses or permits are obtained. If we are unable to hire and retain qualified personnel in the future, there could be a material adverse effect on our business, operating results and financial condition.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Only a small percentage of our heavy civil marine construction segment workforce, located in the Pacific Northwest and Alaska, is currently unionized. If at any time, a majority of our employees unionized, it could limit the flexibility of the workforce and could result in demands that might increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could have a material adverse effect on the business, operating results and financial condition.

Construction worksites are inherently dangerous workplaces. If we fail to maintain safe worksites, we may be subject to significant operating risks and hazards that could result in injury or death to persons, which could result in losses or liabilities to us.

Construction and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, etc.  On most sites, we are responsible for safety and, accordingly, must implement safety procedures. Our safety record is an important consideration for us and for our customers. If serious accidents or fatalities occur or our safety record was to deteriorate, we may be ineligible to bid on certain work, expose ourselves to possible litigations, and existing service arrangements could be terminated, thus having a material adverse impact on our financial position, results of operations, cash flows and liquidity. Further, regulatory changes implemented by OSHA or the U.S. Coast Guard could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

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

In the commercial concrete infrastructure, our workers are subject to the usual hazards associated with providing construction and related services on construction sites including environmental hazards, industrial accidents, hurricanes, adverse weather conditions, and flooding. Operating hazards can cause personal injury or death, damage to or destruction of property, plant and equipment, environmental damage, performance delays, monetary losses or legal liability.
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

At any given time, we are subject to multiple workers’ compensation and personal injury claims. We maintain substantial loss accruals for workers’ compensation claims, and, until recently, our workers’ compensation and insurance costs have been rising for several years notwithstanding our emphasis on safety. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, some of the projects that we bid on require us to maintain high levels of builder’s risk insurance. We may not be able to obtain similar levels of insurance on reasonable terms, or at all. Our inability to obtain such insurance coverage at acceptable rates or at all could have a material adverse effect on our business, operating results and financial condition.

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

Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might be required to use working capital to satisfy these costs rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation and health claims, or unfavorable developments on existing claims, our operating results and financial condition could be materially and adversely affected.
Our employees in the heavy civil marine construction segment are covered by federal laws that provide seagoing employees remedies for job-related claims in addition to those provided by state laws.

Many of our heavy civil marine construction segment employees are covered by federal maritime law, including provisions of the Jones Act, the Longshore and Harbor Workers Act, (“USL&H”) and the Seaman’s Wage Act. Jones Act laws typically operate to make liability limits established by USL&H and state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue litigation against employers for job-related injuries. Because in some cases we are not protected by the limits imposed by state workers’ compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2015, we recorded approximately $1.9 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims.  Should negative trends persist; we could continue to be negatively impacted in the future.

During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business, operating results and financial condition.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with our construction projects and other matters. Typically, these claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury (including asbestos-related lawsuits) or property damage which occurs in connection with services performed relating to project or construction sites. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, environmental damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment, design or other engineering services or project services. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits or fall below applicable deductibles. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

Furthermore, our services are integral to the operation and performance of the infrastructure of both our heavy civil marine and commercial concrete construction projects. As a result, we may become subject to lawsuits or claims for any failure of the infrastructure that we work on, even if our services are not the cause of such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any property damage or personal injury. With respect to such lawsuits, claims, proceedings and indemnities, we have and will accrue reserves in accordance with U.S. GAAP. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued reserves, or at material amounts, the outcome could materially and adversely affect our reputation, business, operating results and financial condition. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

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

Our commercial concrete infrastructure construction is subject to extensive and complex regulations that affect land development and building construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to development or construction being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities. New building developments may also be subject to various assessments for schools, and other public improvements. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay or increase the costs of development and construction.
We may be affected by market or regulatory responses to climate change.

Climate change legislation or regulation may result in the imposition of additional environmental regulations, concerning, among other factors, greenhouse gas emissions. Enactment of such additional regulations could result in increased compliance costs for us and our customers. Such policy changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on our business, financial condition, and results of operations. We may not be able to pass such additional costs on to our customers.

We may be unable to sustain historical revenue growth rates.

We may be unable to sustain the revenue growth rates we experienced in the past, due to limits on additional growth in our current markets, less success in competitive bidding for contracts, limitations on access to necessary working capital and investment capital to sustain growth, limitations on access to bonding to support increased contracts and operations, the inability to hire and retain essential personnel and to acquire equipment to support growth, and the inability to identify acquisition targets and successfully integrate them into our business. A sustained decrease in revenue growth could have a material adverse effect on our business, operating results and financial condition if we are unable to reduce the growth of our operating expenses at the same rate.

The anticipated investment in port and marine infrastructure may not be as large as expected, which may result in periods of low demand for our heavy civil marine construction services.

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

Terrorist attacks could negatively impact the markets in which we operate.

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

Our business, operating results and financial condition could be materially and adversely affected by severe weather and other natural disasters, such as earthquakes or hurricanes, particularly along the Gulf Coast, the West Coast, the Atlantic Seaboard, and the Caribbean Basin. Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of services;

•	weather-related damage or catastrophic loss to our equipment, facilities and project work sites resulting in suspension of operations;

•	inability to deliver materials to jobsites in accordance with contract schedules;

•	loss of productivity; and

•	interruption of projects in process.

We are subject to risks related to our international operations.

We currently have on-going projects in the Caribbean Basin and Mexico in our heavy civil marine construction segment. International operations subject us to additional risks, including:

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

The U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies, their affiliates and intermediaries form making improper payments for the purpose of obtaining or retaining business. Our policies mandate compliance with the FCPA and these other laws. Our international operations in our heavy civil marine construction segment are currently not a significant portion of our business; however, despite our compliance programs and internal training, there is no assurance that our internal control policies and procedures will protect us from unlawful acts committed by our employees or agents. If we are found to be liable for FCPA or other violations, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition or results of operations.

Restrictions on foreign ownership of our vessels could limit our ability to sell off any portion of our heavy civil marine construction segment or result in the forfeiture of our vessels or in our inability to continue our operations in United States navigable waters.

The Dredging Act, the Jones Act, the Shipping Act and the Vessel Documentation Act require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the United States to be owned and controlled by United States citizens. The United States citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen-owned, thus restricting foreign ownership interests in the entities that directly or indirectly own the vessels which we operate. If we were to seek to sell any portion of our heavy civil marine construction segment that owns any of these vessels, we may have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above; additionally, any sales of certain of our larger vessels to foreign buyers would be subject to approval by the U.S. Maritime Administration. As a result, the sales price for that portion of our heavy civil marine construction segment may not attain the amount that could be obtained in an unregulated market.

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

In addition, levels of new commercial and residential construction projects could be adversely affected by oversupply of existing inventories of commercial and residential properties, low property values and a restrictive financing environment. A depressed demand for construction and construction materials in both the public and private sectors could result in intensified competition, which could have an adverse impact on both our revenues and profit margins and could impact growth opportunities.
Negative conditions in the credit and financial markets could impair our ability to operate our business, or implement our acquisition strategies

Instability in the credit markets in the United States and abroad, could affect the availability of credit and may make it difficult or expensive to obtain in spite of increased liquidity and low interest rates.  We may face challenges if conditions in the financial markets deteriorate.  While these conditions have not impaired our ability to access credit markets and finance operations at this time, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.  A continuing shortage of liquidity could have an impact on the lenders under our credit facility or on our customers.

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

To prepare financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•	contract costs and profits, application of percentage-of-completion accounting, and revenue recognition of contract change order claims;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	accruals for estimated liabilities, including litigation and insurance reserves; and

•	the value of our deferred tax assets.

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

At December 31, 2015, goodwill carried on our Consolidated Balance Sheets was $66.0 million, representing 14.2% of our total assets of $465.5 million. We are required to review goodwill not less than annually, and if events or circumstances change between annual tests, for possible impairment based on a fair value approach of our reporting units.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, the business, operating results and financial condition could be harmed. We are required under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the related rules of the SEC to annually assess the effectiveness of our internal controls over financial reporting, and our independent registered public accounting firm is required to issue a report on the effectiveness of our internal control over financial reporting. During the course of the related documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the requisite deadline for those reports. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, this could have a material adverse effect on our ability to process and report financial information and the value of our common stock could significantly decline.

Our effective tax rate may increase or decrease.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. We continue to assess the impact of various U.S. federal, state and international legislative proposals that could result in a material increase to our U.S. federal, state and/or international taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation.

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

Our primary customers are governmental agencies in the United States and a wide variety of private customers in diverse industries.  It is possible that current economic conditions may affect some of our customers’ ability to access sufficient capital to finance or complete projects.  Our cash flows may be adversely impacted through customer delays in payment or non-payment of our accounts receivable, or through delays or cancellations of projects awarded to us.  We monitor our accounts receivable balances closely and maintain contact with our customers to assess the economic viability of projects in process.

Systems and information technology interruption or failure and data security breaches could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.
We rely heavily on computer, information, and communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be interrupted or result in the loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, force major events, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error, or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects, which could have a material adverse impact on our business, financial condition, protection of intellectual property, and results of operations, as well as those of our clients.
In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyberattacks and other security problems and system disruptions, including possible unauthorized access to and disclosure of our and our clients’ proprietary or classified information. We rely on industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, but they may still be vulnerable to these threats. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to Our Indebtedness
Our indebtedness requires significant debt service payments that could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
At December 31, 2015, our total consolidated indebtedness was approximately $110.6 million. Per the Credit Agreement, the Term Loan Facility requires quarterly installment payments which increase throughout the life of the loan and have a date of maturity of August 5, 2020. For a further discussion of the terms of the agreements governing our indebtedness, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".
We may not have sufficient available cash from operations each quarter to enable us to pay our debt obligations. Our ability to make scheduled payments on our debt obligations depends on our financial condition, operating results and capital resources, which are subject to, among other things: the business, financial, economic, industry, competitive, regulatory and other factors discussed in these risk factors (including those factors discussed under "Risks Related to Our Business" above), and on other factors, some of which are beyond our control, including: the level of capital expenditures we make, including those for acquisitions, if any; our debt service requirements; fluctuations in our working capital needs; our ability to borrow funds and access capital markets; and restrictions on debt service payments.

If we are unable to generate sufficient cash to service all of our indebtedness, we may be forced to take other actions to fund the satisfaction of our obligations under our indebtedness, which may not be successful.
If our cash flow is insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, raise additional debt or equity capital or restructure or refinance our indebtedness. However, we may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may still not allow us to meet our scheduled debt service obligations. Even if new financing were available, it may be on terms that are less attractive to us than our existing indebtedness or it may not be on terms that are acceptable to us. In addition, the credit agreements governing the Credit Facility restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due (as further discussed below in these "Risks Related to Our Indebtedness"). Thus, we may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If we cannot generate sufficient cash flow to permit us to make scheduled payments on our debt, then we will be in default and holders of that debt could declare all outstanding principal and interest to be due and payable. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, in the event of a default, the lenders under the Credit Facility could terminate their further commitments to loan money and our secured lenders under the Credit Facility could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
The terms of our outstanding indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The credit agreement governing the Credit Facility contains restrictive covenants that impose significant operating and financial restrictions on us and our Subsidiaries, and may limit our ability to engage in acts that may be in our best interest, including, but not limited to, restrictions on our ability to incur, create, assume, or guarantee additional indebtedness, pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, make fundamental sales and dispositions of assets, create, incur, assume, or permit to exist any liens, enter into transactions with affiliates and insiders, alter the businesses we conduct, or consolidate, merge or sell all or substantially all of our assets.
Our ability to comply with the covenants and restrictions contained in our financing arrangements may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. A breach of the covenants under one of these agreements could result in an event of default under the applicable indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt principal and/or related interest payments. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, an event of default under the credit agreements governing our Credit Facility would permit the lenders to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness, and we could be forced into bankruptcy or liquidation.
Our overall level of indebtedness requires that we dedicate a substantial portion of our cash flows to debt service payments instead of to other general corporate purposes and other business opportunities, which could adversely affect our operating performance, growth, profitability and financial condition, which in turn could make it more difficult for us to generate cash flow sufficient to satisfy all of our obligations under our indebtedness.
Our overall level of indebtedness requires that we dedicate a substantial portion of our cash flows to debt service payments, which reduces the funds that would otherwise be available for operations, future business opportunities, or capital expenditures and limits our ability to:

•	obtain additional financing, if necessary, for working capital and operations, or such financing may not be available on favorable terms;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into joint ventures;

•	react to changes or withstand a future downturn in our business, the industry or the economy in general;

•	engage in business activities, including future opportunities that may be in our interest;

•	react to competitive pressures or compete with competitors with less debt;

•	react to a downturn in our business or the economy generally; and

•	plan for or react to market conditions or otherwise execute our business strategies.
These limitations could adversely affect our operating performance, growth, profitability and financial condition, which would make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness. If we are unable to generate sufficient cash flow to permit us to make scheduled service payments on our debt, then we will be in default and holders of that debt could declare all outstanding principal and interest to be due and payable. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, in the event of a default, the lenders under the Credit Facility could terminate their further commitments to loan money and our secured lenders could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Credit Facility allow for loans at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and operating cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
We have entered into a series of receive-variable, pay-fixed interest rate swaps. We use interest rate swap agreements to hedge market risks relating to possible adverse changes in interest rates with the intent of reducing volatility in our cash flows due to fluctuations in interest rates. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks, including risks discussed in "Risks Related to Our Business" above. In addition, our hedging activities are subject to the risks that a counterparty may not perform its obligations under the applicable derivative instrument.
If the financial institutions that are lenders under the Credit Facility fail to extend credit under the facility, our liquidity and results of operations may be adversely affected.
One of our sources of liquidity is the Credit Facility. Each financial institution that is a lender under the Credit Facility is responsible on a several but not joint basis for providing a portion of the loans to be made under the facility. If any participant or group of participants with a significant portion of the commitments under the Credit Facility fails to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected.
Our overall level of indebtedness may hinder our ability to negotiate favorable terms with our vendors, suppliers or other creditors, which could negatively impact our operating performance and, thus, could make it more difficult for us to generate cash flow sufficient to satisfy all of our obligations under our indebtedness.
Our overall level of indebtedness may adversely affect our credit profile, which may adversely affect our ability to negotiate favorable trade terms from our current or future vendors, including pricing, payment, delivery, inventory, transportation, and other terms, and may increase our need to support merchandise purchases with letters of credit.
We may also be unable to negotiate favorable trade terms for our current or future service and non-merchandise vendors, including vendors that assist us in critical aspects of the business such as transportation and logistics, customs, hazardous material, warehousing and storage, insurance and risk management, or procurement. This could negatively impact the profitability of our business and our ability to effectively compete against other businesses in the heavy civil marine construction and commercial concrete construction segments. Thus, our overall level of indebtedness could adversely affect the profitability of our business, which could make it more difficult for us to general cash flow sufficient to satisfy our obligations under our indebtedness.
Despite our overall level of indebtedness, we may still be able to incur substantially more debt, which could further increase the risks to our financial condition described above.
Despite our overall level of indebtedness, we may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, contractual obligations and general and commercial liabilities. Although the credit agreements governing the the Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness.
In addition, at December 31, 2015, available capacity to borrow on the Revolving Line of Credit was $44.9 million. The addition of new debt to our current debt levels could further exacerbate the related risks to our financial condition.

Failure to remain in compliance with covenants under our debt and credit agreements, service our indebtedness, or fund our other liquidity needs could adversely impact our business.
Our debt and credit agreements and related financial covenants are more fully described in Note 11 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Default under our debt and credit agreements could result in (1) us no longer being entitled to borrow under the agreements; (2) termination of the agreements; (3) the requirement that any letters of credit under the agreements be cash collateralized; (4) acceleration of the maturity of outstanding indebtedness under the agreements; and/or (5) foreclosure on any collateral securing the obligations under the agreements. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.
Risk Factors Relating to Ownership of Our Common Stock

A significant increase in the foreign ownership of our publicly traded stock may affect our ability to operate our heavy civil marine construction segment in U.S. waters.

Our certificate of incorporation contains provisions limiting ownership of our capital stock by non-U.S. citizens. We perform periodic checks of foreign ownership of our common stock through reports provided by our transfer agent to ensure compliance with the Jones Act, the Dredging Act and other laws regarding the operation of vessels in U.S. waterways. We do not believe that our capital stock owned by non-U.S. citizens is significant in relation to the 25% limitation specified in our certificate of incorporation. However, if we or any of our operating subsidiaries cease to be 75% controlled and owned by U.S. citizens, we would become ineligible to continue our operations in U.S. navigable waters and may become subject to penalties and risk forfeiture of our vessels.

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

In the event we issue stock as consideration for certain acquisitions we may make, we could dilute share ownership.
One method of acquiring companies or otherwise funding our corporate activities could be through the issuance of additional equity securities. If we issue additional equity securities, such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages in the Company.

Item 1B.            UNRESOLVED STAFF COMMENTS

None

Item 2.               PROPERTIES

Our corporate headquarters is located at 12000 Aerospace, Suite 300, Houston, Texas 77034, with 21,415 square feet of office space that we lease, with an initial term expiring February 28, 2017 and with two five year extensions at our option.  Our executive, legal, finance, and accounting offices are located at this facility.  We lease office space in Alaska, Louisiana, Texas, Virginia and Washington for our operations, including office and yard space for our recently acquired commercial concrete construction segment. We own property for our waterfront maintenance and dock facilities, including equipment yards in Texas and Florida, which total approximately 87.7 acres. We also own approximately 340 acres of land in the upper Houston Ship Channel used as a dredge material placement area ("DMPA"). We may lease smaller project related offices throughout our operating areas when the need arises.

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

The following table sets forth the low and high prices of a share of our common stock during each of the fiscal quarters presented, based on NYSE reports:

	Low	High
2015
Fourth quarter – December 31	$3.63	$5.96
Third quarter – September 30	$5.66	$7.64
Second quarter – June 30	$7.06	$9.51
First quarter – March 31	$8.77	$11.06
2014
Fourth quarter – December 31	$11.03	$11.32
Third quarter – September 30	$9.93	$10.06
Second quarter – June 30	$10.66	$10.83
First quarter – March 31	$12.36	$12.75

Holders
As of March 15, 2016, we had approximately 2,928 stockholders of record including beneficial holders.

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

Issuer Repurchase of Equity Securities

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

	2010	2011	2012	2013	2014	2015
Orion Marine Group, Inc.	100.00	57.33	63.02	103.71	95.26	35.95
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Dow Jones US Heavy Civil Construction	100.00	82.45	100.11	131.42	97.88	86.60

Note:  The above information was provided by Research Data Group, Inc.
*This table and the information therein is being furnished but not filed.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information about our equity compensation plans as of December 31, 2015:

Plan category	Column A	Column B	Column C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by shareholders	2,223,099	$10.06	1,500,114
Equity compensation plans not approved by shareholders	—	—	—
Total	2,223,099	$10.06	1,500,114

Item 6.	SELECTED FINANCIAL DATA

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

	Amounts in thousands, except share and per share information
	2015	2014	2013	2012	2011
Contract revenues	$466,498	$385,818	$354,544	$292,042	$259,852
Gross profit	40,182	44,594	32,004	14,370	10,238
Selling, general and administrative expenses	47,715	34,691	32,110	28,573	29,519
Other expense (income), net	3,046	(149)	500	2,303	180
Net (loss) income attributable to common stockholders	$(8,060)	$6,877	$331	$(11,866)	$(13,114)
Net (loss) income per share:
Basic	$(0.29)	$0.25	$0.01	$(0.44)	$(0.49)
Diluted	$(0.29)	$0.25	$0.01	$(0.44)	$(0.49)
Weighted average shares outstanding;
Basic	27,366,528	27,421,441	27,296,732	27,138,927	26,990,059
Diluted	27,366,528	27,787,613	27,613,054	27,138,927	26,990,059
Other Financial Data
EBITDA	$20,620	$34,180	$21,444	$5,772	$2,949
Capital expenditures	20,802	18,711	12,760	24,644	14,894
Cash interest expense	3,063	742	483	697	212
Depreciation and amortization*	28,083	23,451	21,538	21,570	22,092
Net cash provided by (used in):
Operating activities	25,179	11,945	13,033	24,438	32,676
Investing activities	(128,795)	(42,787)	(12,010)	(33,273)	(14,053)
Financing activities	66,068	28,876	(3,248)	12,940	(2,818)

*includes depreciation and amortization of finite lived intangible assets

	2015	2014	2013	2012	2011
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,345	$38,893	$40,859	$43,084	$38,979
Working capital	74,822	60,508	65,473	55,775	75,840
Total assets	465,500	352,300	306,208	316,296	282,068
Total debt	110,647	37,007	8,564	12,621	—
Total stockholders’ equity	227,714	236,717	227,812	224,531	232,933

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

The following table provides a reconciliation of EBITDA to our net income for the periods indicated as calculated and presented in accordance with U.S. GAAP:

	2015	2014	2013	2012	2011
Net income (loss) attributable to common stockholders	$(8,060)	$6,877	$331	$(11,866)	$(13,114)
Income tax (benefit) expense	(2,519)	3,175	(937)	(4,640)	(6,347)
Interest expense, net	3,116	677	512	708	318
Depreciation and amortization*	28,083	23,451	21,538	21,570	22,092
EBITDA	$20,620	$34,180	$21,444	$5,772	$2,949

*includes depreciation, amortization of finite-lived intangible assets and amortization of deferred financing costs

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Orion Marine Group, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provide a broad range of construction and specialty services both on and off the water in the continental United States, Alaska, Canada, and the Caribbean Basin through its heavy civil marine construction and its commercial concrete construction segments. The Company’s heavy civil marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its commercial concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

2015 Recap and 2016 Outlook

In 2015, we recorded revenues of $466.5 million, of which $119.4 million was attributable to the acquisition of our commercial concrete construction segment. In addition, we ended 2015 with a consolidated backlog of $357.6 million. Although our revenues in 2015 increased by 20.9% as compared with 2014, we recorded a net loss of $8.1 million, as compared with net income of $6.9 million in the prior year.

As we begin 2016, we continue to see strong market fundamentals and continued steady demand for our heavy civil marine construction services. Despite the temporary setbacks which occurred in the heavy civil marine construction segment, we remain confident in our long term market outlook and our ability to produce consistently profitable results going forward. The commercial concrete construction segment continues to outperform our initial expectations and we are pleased with the robust market opportunities we see for 2016 and beyond. Our tracking database of future projects of interest remains strong for the foreseeable future. We continue to see new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, continue to be let at normal levels. We are hopeful for a more normalized year of lettings from the U.S. Corps of Engineers now that funding for the remainder of fiscal year 2016 has been approved.

Heavy Civil Marine Construction Segment

Demand for our heavy civil marine construction services remains strong. We continue to see solid demand for turnkey solutions from our private customers. This demand is currently being driven by increased need for waterside storage for domestically produced crude oil, and we believe similar opportunities in the future will also be driven by the continued expansion of petrochemical and liquefied natural gas facilities, as well as the potential for crude exports at some point. Opportunities from local port authorities also remain solid, many of which are related to the upcoming completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the RESTORE Act towards the end of 2016. We believe the adjustments we have made to our capital assets will allow us to better meet market demand for projects from both our public and private customers in the future.

Commercial Concrete Construction Segment

Our new commercial concrete construction segment is experiencing growth in nonresidential construction as a result of significant population increases. Demand for the construction of warehouses, industrial facilities, retail establishments, medical facilities and schools continues to grow as the populations of Houston and Dallas continue to expand. With both strong bids outstanding and backlog, we expect 2016 to be another positive year for this segment. We also continue to explore potential opportunities to bring both our heavy civil marine construction and commercial concrete construction services to work on projects.

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

•	The WRRDA Act authorizes expenditures for the conservation and development of the nation's waterways, as well as address funding deficiencies within the Harbor Maintenance Trust Fund;

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill; and

•	Proposed 6-year extension of the Highway Bill currently under consideration in the Senate.

Consolidated Results of Operations

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which is generally less than a year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. Many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been adversely affected by contract cancellations or modifications materially in the past, we may be in the future, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any time.

Backlog for our heavy civil marine construction segment at December 31, 2015 was $194.3 million, as compared with $215.9 million at December 31, 2014, a decrease of 10.0% from the prior year period.

Backlog for our commercial concrete construction segment at December 31, 2015 was $163.3 million, as compared with $145.4 million at December 31, 2014, an increase of 12.3% from the prior year period.

Current Year -- Year ended December 31, 2015 compared with year ended December 31, 2014

	Year ended December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$466,498	100.0%	$385,818	100.0%
Cost of contract revenues	426,316	91.4	341,224	88.4
Gross profit	40,182	8.6	44,594	11.6
Selling, general and administrative expenses	47,715	10.2	34,691	9.0
Operating (loss) income	(7,533)	(1.6)	9,903	2.6
Other (expense) income
(Loss) gain on sale of assets	(466)	—	359	0.1
Other income	536	—	467	0.1
Interest income	32	—	17	—
Interest expense	(3,148)	(0.7)	(694)	(0.2)
Other (expense) income, net	(3,046)	(0.7)	149	~~—~~
(Loss) income before income taxes	(10,579)	(2.3)	10,052	2.6
Income tax (benefit) expense	(2,519)	(0.5)	3,175	0.8
Net (loss) income attributable to common stockholders	$(8,060)	(1.8)%	$6,877	1.8%

Contract Revenues. Contract revenues in 2015 increased approximately 20.9% as compared with 2014. The increase is attributable to the acquisition of the commercial concrete construction segment, which accounted for $119.4 million in contract revenues. This increase is offset by a decrease in the heavy civil marine construction segment of $38.7 million from the comparable prior period. This decrease is primarily a result of project writedown costs from projects managed by the Tampa office and delays in beginning projects in the Gulf Coast region due to inclement weather conditions during the first and second quarters.

Contract revenues generated from private sector customers for the heavy civil marine construction segment decreased to 40.1% of total contract revenues in 2015 from 51.4% in 2014. This totaled approximately $139.2 million generated from private customers, or a decrease of $59.0 million or from the comparable prior period. This is primarily due to a shift of project mix, with an increase in public sector projects of approximately 11.3%. Contract revenues generated from private sector customers for the commercial concrete construction segment represented 91.9%, or $109.7 million, in 2015.

Contract revenues generated from public sector customers for the heavy civil marine construction segment represented 59.9% of total revenue in the year, or approximately $208.0 million, as compared with 48.6% during 2014. This is primarily due to a contract with a local port authority which commenced work during the second half of 2014. Contract revenues generated from public sector customers for the commercial concrete construction segment represented 8.1%, or $9.7 million, in 2015.

Gross Profit.   Gross profit was $40.2 million in the twelve month period ended December 31, 2015, a decrease of $4.4 million compared with the prior period. Gross margin in 2015 was 8.6% as compared to 11.6% in the prior year period. The commercial concrete construction segment added $17.1 million to gross profit in the current year, therefore the decrease in gross profit in the heavy civil marine construction segment was $21.5 million from the comparable prior period. This is primarily a result of project writedown costs from projects managed by the Tampa office.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $47.7 million, an increase of $13.0 million, or 37.5%, as compared with the prior year period, and as a percentage of revenues, SG&A expenses increased as compared with the prior year, from 10.2% to 9.0%. The commercial concrete construction segment added $10.9 million in SG&A expense in the current year, therefore the increase in SG&A expense for the heavy civil marine construction segment was $2.1 million compared with the prior period. This increase is primarily a result of costs associated with the acquisition of TAS of approximately $0.4 million, stock compensation expense of approximately $0.7 million, due partially to accelerated expense associated with the death of the former chief operating officer in the first quarter, rent expense of $0.7 million and property taxes of $0.3 million.

Income Tax (Benefit) Expense.  We recorded tax benefit of $2.5 million in 2015, as compared with a tax expense of $3.2 million in 2014. Our effective tax rate in 2015 was 23.8%. This differs from the statutory rate of 35.0%, primarily due to the recognition of a valuation allowance on certain state NOLs, as well as state taxes and the non-deductibility of certain permanent items, such as incentive stock compensation. Excluding the effect of the valuation allowance described above, the effective tax rate was 38.5%.

Prior Year—Year Ended December 31, 2014 compared with Year Ended December 31, 2013

The following information is derived from our historical results of operations (dollars in thousands):

	Year ended December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$385,818	100.0%	$354,544	100.0%
Cost of contract revenues	341,224	88.4	322,540	91.0
Gross profit	44,594	11.6	32,004	9.0
Selling, general and administrative expenses	34,691	9.0	32,110	9.1
Operating income (loss)	9,903	2.6	(106)	(0.1)
Gain (loss) on sale of assets, net	359	0.1	(153)	—
Other income	467	0.1	165	—
Interest income	17	—	13	—
Interest expense	(694)	(0.2)	(525)	(0.1)
Other income (expense), net	149	—	(500)	(0.1)
Gain (loss) before income taxes	10,052	2.6	(606)	(0.2)
Income tax expense (benefit)	3,175	0.8	(937)	(0.3)
Net income attributable to common stockholders	6,877	1.8%	$331	0.1%

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

Income Tax (Benefit) Expense.  We recorded tax expense of $3.2 million in 2014, as compared with a tax benefit of $937,000 in 2013. Our effective tax rate in 2014 was 31.6%. The variance is primarily due to increased net income from prior year.

Critical Accounting Policies
The consolidated financial statements contained in this report were prepared in accordance with U.S. GAAP.  The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect both the Company’s carrying values of its assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements; we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

•	Revenue Recognition from Construction Contracts;

•	Long Lived Assets;

•	Goodwill;

•	Income Taxes;

•	Insurance Coverage, Litigation, Claims and Contingencies; and

•	Accounting for Stock Issued to Employees and Others.

Revenue Recognition
We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the SEC. We enter into construction contracts principally on the basis of competitive bids. Although the terms of our contracts vary considerably, most are made on a fixed price basis. Revenues from construction contracts are recognized on the percentage-of-completion method. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion.  This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses.  In preparing these estimates, we make significant judgments and assumptions concerning our significant cost drivers of materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors.

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

Goodwill
We have acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill that we carry on our balance sheet.  In accordance with U.S. GAAP, goodwill recorded on our Consolidated Balance Sheets is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired.  We determined that our operations comprise two reporting units for goodwill impairment testing, which matches our two operating segments for financial reporting. At December 31, 2015, goodwill totaled $66.0 million.

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

As required, annual impairment assessments and testing of goodwill are performed as of October 31 of each year or when circumstances arise that indicate a possible impairment might exist.  Based on this testing, we determined that the estimated fair value of either reporting unit exceeded its respective carrying values as of October 31, 2015, goodwill was not impaired, and no events have occurred since that date that would require an interim impairment test.   In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

Income Taxes
We determine our consolidated income tax provision using the asset and liability method prescribed by U.S. GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against any deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any tax audits. The value of any net deferred tax asset depends upon estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that we do not expect to realize. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting our financial position and results of operations. We compute deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We account for uncertain tax positions in accordance with the provisions of the FASB's ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return.    We evaluate and record any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the tax jurisdictions in which we operate.

Insurance Coverage, Litigation, Claims and Contingencies
We maintain insurance coverage for our business and operations.  Insurance related to property, equipment, automobile, general liability and a portion of workers’ compensation is provided through traditional policies, subject to a deductible or deductibles.  A portion of our workers’ compensation exposure is covered through a mutual association, which is subject to supplemental calls.

The heavy civil marine construction segment maintains three levels of excess loss insurance coverage, totaling $150.0 million in excess of primary coverage, which excess loss coverage responds to most of this segment's liability policies.  The heavy civil marine construction segment's excess loss coverage responds to most of its policies when a primary limit of $1.0 million has been exhausted; provided that the primary limit for Maritime Employer’s Liability is $10.0 million and the Watercraft Pollution Policy primary limit is $5.0 million. The commercial concrete construction segment maintains two levels of excess loss insurance coverage, totaling $25.0 million in excess of primary coverage, which excess loss coverage responds to most of this segment's liability policies.  The commercial concrete construction segment's excess loss coverage responds to most of its policies when a primary limit of $1.0 million has been exhausted.

Separately, our heavy civil marine construction segment employee health care is provided through a trust administered by a third party.  Funding of the trust is based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported.  The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss.   Actual claims may vary from estimates.  Any adjustments to such reserves are included in the consolidated results of operations in the period in which they become known. Our commercial concrete construction segment employee health care is provided through two policies.  A fully funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, expects to receive a partial refund after the policy expiration.

Accounting for Stock Issued to Employees and Others
We measure the cost of equity compensation to our employees based on the estimated grant-date fair value of the award and recognize the expense over the vesting period.  We use the Black-Scholes option pricing model to compute the fair value of the awards of options.  The Black-Scholes model requires the use of highly subjective assumptions in the computation.  Changes in these assumptions can cause significant fluctuations in the fair value of the option award. Our independent directors receive grants of stock, typically on an annual basis, of which the values are measured by the mean price of our stock on the day of grant.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At December 31, 2015, our working capital was $74.8 million as compared with $60.5 million at December 31, 2014. As of December 31, 2015, we had cash on hand of $1.3 million. Due to the outstanding borrowings on our revolver and outstanding letters of credit, our borrowing capacity at December 31, 2015 was approximately $44.9 million.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Cash flows provided by operating activities	$25,179	$11,945	$13,033
Cash flows used in investing activities	$(128,795)	$(42,787)	$(12,010)
Cash flows provided by (used in) financing activities	$66,068	$28,876	$(3,248)

Capital expenditures (included in investing activities above)	$(20,802)	$(18,711)	$(12,760)

Operating Activities. During 2015, our operations provided approximately $25.2 million in net cash inflows, as compared with cash provided by operations in the prior year period of $11.9 million. The increase in cash between periods of $13.2 million was primarily attributable to an increase in working capital of $14.3 million, offset by a net loss in the current year and increased depreciation and stock compensation expenses.

The decrease in cash provided from operations between 2014 and 2013 was due primarily by a decrease in cash received from federal tax carrybacks and a decrease in trade payables due to projects in process, offset partially by a decrease in receivables as a result of better collections during the year.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $20.8 million in 2015, as compared with $18.7 million in 2014. The Company has accelerated an enhanced review of its fleet to ensure the assets we have meet current and future needs.

Financing Activities. During 2015, in connection with our new Credit Facility, we borrowed $149.0 million to purchase TAS and extinguish our previous debt of $32.4 million. Additionally during 2015, we made regularly scheduled principal payments on our term loan as well as additional payments of $35.0 million. The Company also purchased 350,000 shares under the share repurchase program for $3.1 million. In the prior year, we received funding from our revolver to purchase a dredge material placement area in the amount of $22.5 million.

Sources of Capital

The Company entered into a credit agreement (the "Credit Agreement") with Regions Bank on August 5, 2015, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas,

Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank, and First Tennessee Bank NA. The primary purpose of the new Credit Agreement was to finance the acquisition of TAS, to provide a revolving line of credit, and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $50.0 million, and a term loan with a commitment amount of $135.0 million (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance the acquisition of TAS, to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. The rate for all loans, at the time of loan origination was 4.75%. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on August 5, 2020.

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.5 million. These costs have been capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. Total debt issuance expenses of approximately $0.5 million were recognized as of December 31, 2015.

The quarterly weighted average interest rate as of December 31, 2015 for the new Credit Facility was 3.16%.

Provisions of the revolving line of credit and accordion

The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $50.0 million. The letter of credit sublimit is equal to the lesser of $20.0 million and the aggregate unused amount of the revolving commitments then in effect. The swingline sublimit is equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit Facility. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving credit facility within one year, therefore, the outstanding balance as of December 31, 2015 has been classified as current.

As of December 31, 2015, the outstanding balance on the revolving line of credit was $4.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 3.44%. There was also an outstanding letter of credit in the amount of $1.1 million as of December 31, 2015, which reduced our maximum borrowing availability on the revolving line of credit to $44.9 million as of December 31, 2015. The Company made payments of $10.0 million on the outstanding revolving balance during the fourth quarter of 2015. Subsequent to December 31, 2015, the Company drew $22.0 million from the revolving line of credit to use for working capital needs.

Provisions of the term loan

At December 31, 2015, the term loan components of the Credit Facility totaled $106.6 million and were secured by specific assets of the Company. The principal amount of $135.0 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). The table below outlines the total remaining payment amounts annually for the next five years for the term loan through maturity of the Credit Facility:

2016	$8,437
2017	11,813
2018	13,500
2019	15,188
2020	57,687
$106,625

The Company made the scheduled quarterly principal payments and additional payments of $25.0 million, which reduced the outstanding principal balance to $106.6 million at December 31, 2015. The current portion of debt is $8.4 million and the non-current portion is $98.2 million. As of December 31, 2015, $103.3 million of the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.44% and the remaining $3.3 million was designated as a Base Rate Loan with an interest rate of 5.50%.

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

In addition, the Credit Facility contains events of default that are usual and customary for similar transactions, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company was in compliance with all financial covenants at December 31, 2015. The Company continues to closely monitor future expected covenant compliance given the step down of the leverage ratio covenant in 2016 and beyond. The Company has initiated discussions with the lead bank in an effort to explore available options, which may include an amendment to the Credit Agreement. Any amendment to the Credit Agreement may increase the cost of the Company’s borrowings and impose additional limitations over certain types of activities. The Company believes it would have a favorable outcome in the event a relief of covenants would be needed in the future.

The Company expects to meet its future internal liquidity and working capital needs, and maintain its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months.  The Company believes that its cash position is adequate for general business requirements and to service our debt.

Debt Extinguishment

At December 31, 2014, the Company had a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC. At December 31, 2014, $26.0 million was outstanding on the revolving line of credit, $11.0 million was outstanding on the term loan component. The weighted average interest rate for all outstanding debt as of December 31, 2014 was 2.19%. With funding from the aforementioned syndicated credit facility with Regions Bank, the Company repaid all amounts outstanding on the revolver and term loans with Wells Fargo of approximately $32.4 million. The credit facility with Wells Fargo was terminated on August 5, 2015.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of December 31, 2015 is $0.1 million, which is reflected in the Consolidated Balance Sheets as a liability.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At December 31, 2015, we believe our capacity under our current bonding arrangement was in excess of $400.0 million, of which we had approximately $223.0 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel. Due to the relative short-term duration of our projects, we are generally able to include anticipated price increases in the cost of our bids.

Off Balance Sheet Arrangements

Currently our only off balance sheet arrangements are operating leases to which we are a party, those discussed above under “Bonding Capacity” and “Sources of Capital” and those which arise in the normal course of business.  These arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.  See Note 17 – Commitments and Contingencies of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2015:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(in thousands)
Debt obligations	$110,647	$12,459	$40,501	$57,687	$—
Operating lease obligations	31,574	4,349	6,263	4,573	16,389
Purchase obligations (1)	—	—	—	—	—
Total	$142,221	$16,808	$46,764	$62,260	$16,389

(1)	Commitments pursuant to other purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

To manage risks of changes in the material prices and subcontracting costs used in tendering bids for construction contracts, we routinely obtain firm quotations from our suppliers and subcontractors before submitting a bid. These quotations do not include any quantity guarantees, and we have no obligation for materials or subcontract services beyond those required to complete the contracts that we are awarded for which quotations have been provided.

A summary of debt and other contractual obligations as of December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015	December 31, 2014
Credit facility	$98,188	$3,480
Current maturities	12,459	33,527
Total long-term debt	$110,647	$37,007
Outstanding letters of credits	$1,101	$1,101
Leasing arrangements	$31,574	$12,019
Other long-term liabilities	$1,813	$566

Recently Issued Accounting Pronouncements

The FASB issues accounting standards updates (each, an "ASU") from time to time to its ASC, which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB. The following are those recently issued ASUs most likely to affect the presentation of the Company's consolidated financial statements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The Board issued this Update to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company is currently evaluating the impact to its financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The Board issued this Update as part of its initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The Company is currently evaluating the impact to its financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The Board issued this Update as part of its initiative to reduce complexity in accounting standards. The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact to its financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The Board issued this Update as part of its initiative to reduce complexity in accounting standards. The provisions of this guidance are that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using last-in-first-out or the retail inventory method. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company believes adoption of the new guidance will not have a material impact on its financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The Board issued this Update as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The guidance is effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact to its financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Management of public and private companies is required to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued (or available to be issued as applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The assessment will be similar to the one auditors historically have performed under auditing standards. The guidance is effective for the Company beginning January 1, 2017. The Company believes adoption of this guidance will not have a material impact on its financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. This guidance was issued to resolve diversity in practice. The guidance is effective for the Company beginning January 1, 2016. The Company believes adoption of the new guidance will not have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This comprehensive new revenue recognition standard will supersede existing revenue guidance under U. S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The effective date of this guidance was deferred through the issuance of ASU 2015-14 and is effective for the Company beginning January 1, 2018. The Company is currently evaluating the impact to its financial statements.

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

Commodity price risk
We are subject to fluctuations in commodity prices for concrete, steel products and fuel.  Although we routinely attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for concrete, steel and fuel.  Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts, although the short-term duration of our projects may allow us to include price increases in the costs of our bids.

Interest rate risk
At December 31, 2015, we had $110.6 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate of 3.16%.  Also, as of December 31, 2015, we had entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by guidance provided by the staff of the SEC, the scope of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 did not include the internal controls of TAS, which are included with the consolidated financial statements of the Company. Management has excluded from its evaluation the internal control over financial reporting of TAS, which constituted 31.3% of total assets and 25.6% of consolidated revenues. Management will include TAS in the scope of assessment of internal control over financial reporting beginning in 2016. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Grant Thornton LLP, an independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting dated March 15, 2016 and expressed an unqualified opinion on the effectiveness of our internal control over the financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the Company’s year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	71	Chairman of the Board	2007
Thomas N. Amonett	72	Director	2007
J. Michael Pearson	68	Director	2006
Austin J. Shanfelter	59	Director	2007
Gene Stoever	78	Director	2007
Mark R. Stauffer	53	President, Chief Executive Officer and Director	1999
L. Dwayne Breaux	53	Executive Vice President and Chief Operating Officer	2015
Peter R. Buchler	69	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009
Christopher J. DeAlmeida	38	Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer	2007

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
The Company’s Consolidated Financial Statements at December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.	Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2015 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II – Schedule of Valuation and Qualifying Accounts

3.	Exhibits

Exhibit Number	Description
2.1
Purchase Agreement between Orion Marine Group, Inc. and T.A.S. Holdings, LLC (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 2015 filed with the Securities and exchange Commission on August 7, 2015) (File No. 001-33891)).

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

† 10 .9	Orion Marine Group, Inc. 2011 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement filed April 4, 2011 (File No. 001-33891)).
† 10.10
Form of Stock Option Agreement Under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed March 6, 2012 (File No. 001-33891)).

† 10.11
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

† 10 .14
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

† 10 .15
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

†10 .16
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

† 10 .17
Schedule of Changes to Compensation of Non-employee Directors, effective for 2009 (incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009 (File No. 001-33891)).

† 10 .18
Amended and Restated Employment Agreement, dated February 26, 2014, by and between Orion Marine Group, Inc. and Christopher J. DeAlmeida (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 28, 2014 (File No. 001-33891)).

10 .19
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

† 10 .20
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Mark R. Stauffer (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 2, 2015) (File No. 001-33891).

† 10 .21
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

† 10 .24
Employment Agreement dated September 29, 2015 between Orion Marine Group, Inc. and L. Dwayne Breaux (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 1, 2015) (File No. 001-33891).

10.25
Third Amendment to Credit Agreement as of June 15, 2015 by and among Orion Marine Group, Inc. as the Borrower and Wells Fargo Bank, N.A., acting as Administrative Agent for the Lenders incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015.

10.26
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

ORION MARINE GROUP, INC.

March 15, 2016	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark R. Stauffer	President, Chief Executive Officer and	March 15, 2016
Mark R. Stauffer	Director

/s/ Christopher J. DeAlmeida	Chief Financial Officer	March 15, 2016
Christopher J. DeAlmeida	Chief Accounting Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	March 15, 2016
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	March 15, 2016
Thomas N. Amonett

/s/ J. Michael Pearson	Director	March 15, 2016
J. Michael Pearson

/s/ Austin J. Shanfelter	Director	March 15, 2016
Austin J. Shanfelter

/s/ Gene Stoever	Director	March 15, 2016
Gene Stoever

ORION MARINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2015

ORION MARINE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Orion Marine Group, Inc.
We have audited the accompanying consolidated balance sheets of Orion Marine Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Marine Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Houston, Texas
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Marine Group, Inc.

We have audited the internal control over financial reporting of Orion Marine Group, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of T.A.S. Commercial Concrete Construction, LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 31 and 26 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. As indicated in Management’s Report, T.A.S. Commercial Concrete Construction, LLC was acquired during 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of T.A.S. Commercial Concrete Construction, LLC.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
March 15, 2016

Orion Marine Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2015 and 2014
(In Thousands, Except Share and Per Share Information)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,345	$38,893
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	72,358	36,905
Retainage	35,433	15,883
Other current	5,313	1,998
Income taxes receivable	83	333
Inventory	4,867	6,487
Deferred tax asset	3,108	1,755
Costs and estimated earnings in excess of billings on uncompleted contracts	59,608	44,581
Assets held for sale	6,375	375
Prepaid expenses and other	4,627	3,924
Total current assets	193,117	151,134
Property and equipment, net	165,989	161,773
Accounts receivable, non-current	222	—
Inventory, non-current	6,218	5,508
Goodwill	65,982	33,798
Intangible assets, net of amortization	29,319	87
Other non-current	4,653	—
Total assets	$465,500	$352,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$12,459	$33,527
Accounts payable:
Trade	52,719	21,889
Retainage	1,671	1,706
Accrued liabilities	22,149	15,803
Taxes payable	813	997
Billings in excess of costs and estimated earnings on uncompleted contracts	28,484	16,704
Total current liabilities	118,295	90,626
Long-term debt	98,188	3,480
Other long-term liabilities	1,813	566
Deferred income taxes	19,345	20,877
Interest rate swap liability	145	—
Deferred revenue	—	34
Total liabilities	237,786	115,583
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Other comprehensive loss	(145)	—
Common stock -- $0.01 par value, 50,000,000 authorized, 27,992,589 and 27,969,783 issued; 27,281,358 and 27,525,365 outstanding at December 31, 2015 and December 31, 2014, respectively	279	279
Treasury stock, 711,231 and 361,231 shares, at cost December 31, 2015 and December 31, 2014, respectively	(6,540)	(3,439)
Additional paid-in capital	168,736	166,433
Retained earnings	65,384	73,444
Total stockholders’ equity	227,714	236,717
Total liabilities and stockholders’ equity	$465,500	$352,300

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2015	2014	2013
Contract revenues	$466,498	$385,818	$354,544
Costs of contract revenues	426,316	341,224	322,540
Gross profit	40,182	44,594	32,004
Selling, general and administrative expenses	47,715	34,691	32,110
Operating (loss) income	(7,533)	9,903	(106)
Other (expense) income:
(Loss) gain from sale of assets, net	(466)	359	(153)
Other income	536	467	165
Interest income	32	17	13
Interest expense	(3,148)	(694)	(525)
Other (expense) income, net	(3,046)	149	(500)
(Loss) income before income taxes	(10,579)	10,052	(606)
Income tax (benefit) expense	(2,519)	3,175	(937)
Net (loss) income attributable to Orion common stockholders	$(8,060)	$6,877	$331

Basic (loss) income per share	$(0.29)	$0.25	$0.01
Diluted (loss) income per share	$(0.29)	$0.25	$0.01
Shares used to compute (loss) income per share
Basic	27,366,528	27,421,441	27,296,732
Diluted	27,366,528	27,787,613	27,613,054

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2015	2014	2013
Net (loss) income	$(8,060)	$6,877	$331
Change in fair value of cash flow hedge, net of tax of $90	(145)	—	—
Total comprehensive (loss) income available to Orion common stockholders	$(8,205)	$6,877	$331

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share and Per Share Information)

	Common Stock		Treasury Stock		Other Comprehensive Income (Loss)	Additional Paid-In	Retained	Non-controlling
	Shares	Amount	Shares	Amount		Capital	Earnings	Interest	Total
Balance, January 1, 2013	27,530,220	$275	(317,731)	$(3,003)	$—	$160,973	$66,236	$50	224,531
Stock-based compensation	—	—	—	—	—	2,141	—	—	2,141
Exercise of stock options	155,731	3	—	—	—	856	—	—	859
Issuance of restricted stock	24,824	—	—	—	—	—	—	—	—
Excess tax benefits from exercise of stock options	—	—	—	—	—	—	—	—	—
Noncontrolling interest, acquired	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(50)	(50)
Net income	—	—	—	—	—	—	331	—	331
Balance, December 31, 2013	27,710,775	$278	(317,731)	$(3,003)	$—	$163,970	$66,567	$—	$227,812
Stock-based compensation	—	—	—	—	—	1,594	—	—	1,594
Exercise of stock options	143,282	1	—	—	—	869	—	—	870
Issue restricted stock	115,726	—	—	—	—	—	—	—	—
Purchase of stock into treasury	—	—	(43,500)	(436)	—	—	—	—	(436)
Net income	—	—	—	—	—	—	6,877	—	6,877
Balance, December 31, 2014	27,969,783	$279	(361,231)	$(3,439)	$—	$166,433	$73,444	$—	$236,717
Stock-based compensation	—	—	—	—	—	2,275	—	—	2,275
Exercise of stock options	3,970	—	—	—	—	28	—	—	28
Issue restricted stock	38,660	—	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(145)	—	—	—	(145)
Forfeiture of restricted stock	(19,824)	—	—	—	—	—	—	—	—
Purchase of stock into treasury	—	—	(350,000)	(3,101)	—	—	—	—	(3,101)
Net loss	—	—	—	—	—	—	(8,060)	—	(8,060)
Balance, December 31, 2015	27,992,589	$279	(711,231)	$(6,540)	$(145)	$168,736	$65,384	$—	$227,714

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net (loss) income	$(8,060)	$6,877	$331
Adjustments to reconcile net (loss) income to net cash provided by
Operating activities:
Depreciation and amortization	28,083	23,451	21,538
Deferred financing cost amortization	462	—	52
Bad debt expense	22	993	259
Deferred income taxes	(2,885)	1,869	(239)
Stock-based compensation	2,275	1,594	2,141
Loss/(gain) on sale of property and equipment	466	(359)	153
Change in contingent liability related to earnout	—	—	(271)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,666)	(4,202)	4,571
Income tax receivable	249	—	2,125
Inventory	1,150	(3,702)	(3,024)
Accounts receivable, non-current	(222)	—	46
Prepaid expenses and other	(467)	(695)	(200)
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,655)	(19,725)	(5,611)
Accounts payable	12,245	(1,178)	(6,405)
Accrued liabilities	1,658	4,428	(808)
Income tax payable	(1,097)	538	207
Billings in excess of costs and estimated earnings on uncompleted contracts	4,655	2,109	(1,774)
Deferred revenue	(34)	(53)	(58)
Net cash provided by operating activities	25,179	11,945	13,033
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,708	1,005	750
Purchase of property and equipment	(20,802)	(18,711)	(12,760)
Acquisition of TAS	(110,344)	—	—
Acquisition of HITS, net	(357)	—	—
Acquisition of land	—	(25,081)	—
Net cash used in investing activities	(128,795)	(42,787)	(12,010)
Cash flows from financing activities:
Borrowings from Credit Facility	149,021	30,000	—
Payments made on borrowings from Credit Facility	(42,955)	(1,557)	(4,057)
Extinguishment of debt	(32,427)	—	—
Loan costs from Credit Facility	(4,498)	—	—
Contributions from noncontrolling interest	—	—	(50)
Exercise of stock options	28	869	859
Purchase of shares into treasury	(3,101)	(436)	—
Net cash provided by (used in) financing activities	66,068	28,876	(3,248)
Net change in cash and cash equivalents	(37,548)	(1,966)	(2,225)
Cash and cash equivalents at beginning of year	38,893	40,859	43,084
Cash and cash equivalents at end of year	$1,345	$38,893	$40,859
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,063	$742	$483
Taxes (net of refunds)	$584	$770	$(3,045)

The accompanying notes are an integral part of these consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013
(Tabular Amounts in thousands, Except Share and per Share Amounts)

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

The tools used by the chief operating decision maker to allocate resources and assess performance are based on two reportable and operating segments: heavy civil marine construction and commercial concrete construction.
Although we describe our business in this report in terms of the services we provide, our base of customers and the areas in which we operate, we have determined that our operations currently comprise two reportable segments pursuant to FASB ASC Topic 280 - Segment Reporting.  In previous reporting periods, we reported our financial information based on one reportable segment, now known as the heavy civil marine construction segment. With our recent acquisition, we have expanded to two operating and reportable segments, adding the commercial concrete construction segment.
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
For our newly added commercial concrete construction segment, we also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed to deliver our commercial concrete construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment complies with regulatory environments such as the U.S. Occupational Safety and Health Administration. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational developments, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for future prospects and are similar across the segment.

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

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition from construction contracts;

•	Allowance for doubtful accounts;

•	Testing of goodwill and other long-lived assets for possible impairment;

•	Income taxes;

•	Self-insurance; and

•	Stock based compensation.

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts for financial statement purposes on the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue is derived from the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs we incur that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  The Company records revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent management believes related collection is probable and includes no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at December 31, 2015 and December 31, 2014 consisted primarily of money market mutual funds and overnight bank deposits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts located in countries where the Company performs work. Foreign currency fluctuations were immaterial in both 2015 and 2014.

Risk Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable.

The Company depends on its ability to continue to obtain federal, state and local governmental contracts, and indirectly, on the amount of funding available to these agencies for new and current governmental projects. Therefore, a portion of the Company’s operations may be dependent upon the level and timing of government funding.  Statutory mechanics liens provide the Company high priority in the event of lien foreclosures following financial difficulties of private owners, thus minimizing credit risk with private customers.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2015 and 2014. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of December 31, 2015 and December 31, 2014, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retainage at December 31, 2015 totaled $35.4 million, of which $14.4 million is expected to be collected beyond 2016.  Retainage at December 31, 2014 totaled $15.9 million.

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

Advertising Costs

The Company primarily obtains contracts through the open bid process, and therefore advertising costs are not a significant component of expense.  Advertising costs are expensed as incurred.  Advertising expenses totaled $114,000, $13,000, and $38,000 in 2015, 2014 and 2013, respectively.

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

Inventory

Current inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or market. Where shipping and handling costs are incurred by us, these charges are included in inventory and charged to cost of contract revenue upon use. Non-current inventory consists of spare parts (including engines, cutters and gears) that require special order or longer lead times for manufacture or fabrication, but must be kept on hand to reduce downtime on a project.

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

When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations for the respective period.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets for financial statement purposes, as follows:

Automobiles and trucks	3 to 5 years
Buildings and improvements	5 to 30 years
Construction equipment	3 to 15 years
Vessels and other equipment	1 to 15 years
Office equipment	1 to 5 years

The Company generally uses accelerated depreciation methods for tax purposes where appropriate.

Dry-docking costs are capitalized and amortized on the straight-line method over a period ranging from three to 15 years.  Dry-docking costs include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel.  Amortization related to dry-docking costs is included as a component of depreciation.  These costs and the related amortization periods are periodically reviewed to determine if the estimates are accurate.  If warranted, a significant upgrade of equipment may result in a revision to the useful life of the asset, in which case, the change is accounted for prospectively.

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis.  This review indicated that the actual lives of certain equipment were shorter than the estimated useful lives used for depreciation purposes in the Company’s financial statements.  As a result, the Company changed its estimates of this equipment to better reflect the estimated periods during which these assets will remain in service.  The estimated useful lives of the equipment that previously averaged approximately five years was reduced to three years.  The effect of this change in estimate was to increase 2014 depreciation expense by $0.7 million, decrease 2014 net income by $0.5 million and decrease 2014 basic and diluted earnings per share by $0.02.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. The assets held for sale at December 31, 2015 are expected to be disposed of within one year.

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill. Goodwill represents the costs in excess of fair values assigned to the underlying net assets in the acquisitions. In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired. We determined that our operations comprise two reporting units for goodwill impairment testing, which matches our two operating segments for financial reporting.

At December 31, 2015, goodwill totaled $66.0 million, of which $33.8 million relates to the heavy civil marine construction segment and $32.2 million relates to the commercial concrete construction segment. The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of its market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates, weighted average cost of capital and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. Other considerations are assumptions that market participants may use and analysis of comparable companies.

Annual impairment tests of goodwill are performed as of October 31 of each year or when circumstances arise that indicate a possible impairment might exist. Tests of impairment require a two-step process to be performed to analyze whether or not goodwill has been impaired. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, quantifies the impairment. The underlying assumptions used for determining fair value, as discussed above, require significant judgment and are susceptible to change from period to period and could potentially cause a material impact to the income statement. In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

Step one of the October 31, 2015 goodwill impairment test resulted in no indication of impairment for either reporting unit, and no events have occurred since that date that would require an interim impairment test. The discount rate used in testing goodwill for impairment for the heavy civil marine construction segment was 20.0%, and the fair value of the segment exceeded carrying value by 1.0%. The fair value of the heavy civil marine construction segment was $257.0 million, and the carrying value was $255.0 million. The discount rate used in testing goodwill for impairment for the commercial concrete construction segment was 15.75%, and the fair value of the segment exceeded carrying value by 10.0%. The fair value of the commercial concrete construction segment was $130.0 million, and the carrying value was $117.2 million.

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

The Company has one indefinite-lived intangible asset, a trade name, which is tested for impairment annually on October 31, or whenever events or circumstances indicate that the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name’s carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property it does not have to "rent" the asset and is, therefore, "relieved" from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. The impairment test concluded that the fair value of the trade name was $7.7 million, and the carrying value was $6.9 million, therefore no impairment was recorded.

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

The heavy civil marine construction segment maintains three levels of excess loss insurance coverage, totaling $150.0 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1.0 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10.0 million and the Watercraft Pollution Policy primary limit is $5.0 million. The commercial concrete construction segment maintains two levels of excess loss insurance coverage, totaling $25.0 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1.0 million has been exhausted.

Separately, the Company’s heavy civil marine construction segment employee health care is provided through a trust administered by a third party.  Funding of the trust is based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported.  The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss.   Actual claims may vary from estimates.  Any adjustments to such reserves are included in the consolidated results of operations in the period in which they become known. The Company's commercial concrete construction segment employee health care is provided through two policies.  A fully funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, expects to receive a partial refund after the policy expiration.

The accrued liability for self-insured claims includes incurred but not reported losses of $8.0 million and $7.5 million at December 31, 2015 and 2014, respectively.

Warranty Costs

Provision for estimated warranty costs, (if any) is made in the period in which such costs become probable and is periodically adjusted to reflect actual experience.  The Company historically has not been subject to significant warranty provisions.

Recent Accounting Pronouncements

The FASB issues accounting standards updates (each, an "ASU") from time to time to its Accounting Standards Codification ("ASC"), which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB. The following are those recently issued ASUs most likely to affect the presentation of the Company's consolidated financial statements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The Board issued this Update to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company is currently evaluating the impact to its financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The Board issued this Update as part of its initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The Company is currently evaluating the impact to its financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The Board issued this Update as part of its initiative to reduce complexity in accounting standards. The amendments in this Update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact to its financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The Board issued this Update as part of its initiative to reduce complexity in accounting standards. The provisions of this guidance are that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using last-in-first-out or the retail inventory method. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company believes adoption of the new guidance will not have a material impact on its financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The Board issued this Update as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The guidance is effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact to its financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Management of public and private companies is required to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued (or available to be issued as applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The assessment will be similar to the one auditors historically have performed under auditing standards. The guidance is effective for the Company beginning January 1, 2017. The Company believes adoption of this guidance will not have a material impact on its financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. This guidance was issued to resolve diversity in practice. The guidance is effective for the Company beginning January 1, 2016. The Company believes adoption of the new guidance will not have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This comprehensive new revenue recognition standard will supersede existing revenue guidance under U. S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The effective date of this guidance was deferred through the issuance of ASU 2015-14 and is effective for the Company beginning January 1, 2018. The Company is currently evaluating the impact to its financial statements.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3. Business Acquisition

On August 5, 2015, the Company completed its acquisition of all the issued and outstanding membership interests of T.A.S. Commercial Concrete Construction, LLC, T.A.S. Commercial Concrete Solutions, LLC, directly and indirectly all of the issued and outstanding membership interests of T.A.S. Proco, LLC, and 49% of the issued and outstanding membership interests of GLM Concrete Solutions, LLC, collectively known as "TAS" hereafter, which is headquartered in Houston, Texas, for approximately $112 million in cash. The purpose of the acquisition was primarily to achieve growth by expanding the Company's current service offerings in addition to expansion into new markets. The tangible assets acquired include accounts receivable, prepaid assets, work in progress and fixed assets.
The purchase price has been allocated to the fair value of the assets acquired and liabilities assumed, as indicated in the table below. Although we believe our estimates of the fair value of the assets and liabilities acquired are accurate, these estimates are subject to change and may result in an increase or decrease in goodwill, particularly with any other working capital adjustments during the measurement period. This measurement period may extend up to one year from the acquisition date.
Under the acquisition method of accounting, the total acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of TAS based on their estimated fair values as of the closing of the acquisition. The table below outlines the total actual acquisition consideration allocated to the fair values of TAS’s tangible and intangible assets and liabilities as of August 5, 2015 and subsequent working capital adjustment:

Accounts receivable	$54,987
Costs and estimated earnings in excess of billings on uncompleted contracts	4,372
Prepaid expenses and other current assets	828
Fixed assets, net	15,720
Investment in GLM Concrete Services, LLC	76
Goodwill	33,817
Other intangible assets	33,650
Accounts payable	(18,458)
Accrued expenses and other current liabilities	(13,015)
Total Acquisition Consideration at August 5, 2015	$111,977
Working Capital Adjustment	(1,633)
Total Acquisition Consideration	$110,344
The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, was allocated to goodwill. The goodwill of $32.2 million arising from the acquisition consists primarily of synergies and business opportunities expected to be realized from the purchase of the Company. Goodwill for tax purposes is $32.2 million, which is amortizable over a 15 year period.

Finite-lived intangible assets acquired include customer relationships and contractual backlog. Indefinite-lived intangible assets acquired include the trade name. (See Note 9)
The fixed assets acquired include construction equipment, office equipment, building improvements, and automobiles and trucks and will be depreciated in accordance with Company policy, generally 3 to 15 years.
The external costs associated with the transaction were approximately $400,000 and were included in selling, general and administrative expenses.
Pro Forma Results (unaudited)
The Company has calculated the pro forma impact of the acquisition of TAS in our operating results for the twelve months ended December 31, 2015 and 2014. The following pro forma results give effect to this acquisition, assuming the transaction occurred on January 1 of the respective period.

	Pro Forma Results
	For the Years Ended
	December 31, 2015	December 31, 2014
Contract Revenues	$602,537	$622,063
Operating income from continuing operations	$1,541	$23,062
Net Income	$1,311	$13,399
Basic earnings per share	$0.05	$0.49
Diluted earnings per share	$0.05	$0.48
The Company derived the pro forma results of the acquisition based upon historical financial information obtained from the sellers and certain management assumptions. The pro forma adjustments related to incremental amortization expense associated with acquired finite-lived intangible assets and interest expense associated with borrowings to effect the transaction, assuming a January 1, 2014 effective transaction date. In addition, the tax impact of these adjustments was calculated at a 35% statutory rate.
These pro forma results are not indicative of the results that would have been obtained had the acquisition of TAS been completed on January 1 of the respective period, or that may be obtained in the future.

4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015		December 31, 2014
Federal Government	$4,230	4%	$4,607	9%
State Governments	1,274	1%	476	1%
Local Governments	19,660	18%	13,927	26%
Private Companies	82,627	77%	33,778	64%
Total receivables	$107,791	100%	$52,788	100%

At December 31, 2015, no single customer accounted for more than 10.0% of total current receivables. At December 31, 2014, a private sector customer accounted for 14.0% of total current receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the years ended December 31, 2015, 2014 and 2013.

	Year ended December 31,
	2015	%	2014	%	2013	%
Federal	$45,439	10%	$47,390	13%	$65,926	19%
State	42,026	9%	43,147	11%	30,451	9%
Local	130,187	28%	97,145	25%	54,702	15%
Private	248,846	53%	198,136	51%	203,465	57%
Total contract revenues	$466,498	100%	$385,818	100%	$354,544	100%

In the twelve months ended December 31, 2015, and December 31, 2014, no single customer exceeded 10.0% of total contract revenues. In the year ended December 31, 2013 the U.S. Army Corps of Engineers represented 11.7% of contract revenues.

The Company does not believe that the loss of any one of these customers would have a material adverse effect on the Company and its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time.

In addition, the commercial concrete construction segment primarily purchases concrete from select suppliers. The loss of one of these suppliers could adversely impact short-term operations.

Revenues generated outside the United States totaled 4.1%, 12.9% and 8.5% of total revenues for the years ended 2015, 2014 and 2013, respectively and were primarily located in the Caribbean.

5.	Contracts in Progress

Contracts in progress are as follows at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$782,934	$554,109
Estimated earnings	132,694	97,687
	915,628	651,796
Less: Billings to date	(884,504)	(623,919)
	$31,124	$27,877
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	59,608	$44,581
Billings in excess of costs and estimated earnings on uncompleted contracts	(28,484)	(16,704)
	$31,124	$27,877

Costs and estimated earnings in excess of billings on completed contracts, net of billings, totaled $0.6 million as of December 31, 2015.

Contract costs include all direct costs, such as materials and labor, and those indirect costs related to contract performance such as payroll taxes and insurance. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated.

6.	Property and Equipment

The following is a summary of property and equipment at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Automobiles and trucks	$2,749	$2,006
Building and improvements	28,226	28,641
Construction equipment	159,963	146,088
Vessels and other equipment	89,485	96,275
Office equipment	6,057	4,891
	286,480	277,901
Less: accumulated depreciation	(164,371)	(161,276)
Net book value of depreciable assets	122,109	116,625
Construction in progress	5,649	5,274
Land	38,231	39,874
	$165,989	$161,773

For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $23.7 million, $23.5 million and $21.1 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

The Company’s long-lived assets are substantially located in the United States.

During 2015, the Company committed to a plan to review property and equipment within the heavy civil marine construction segment and adopted a plan to dispose of underutilized assets. These assets have been separately presented in the Consolidated Balance Sheets as “Assets held for sale” and are no longer depreciated. In connection with this disposal, the Company determined that the carrying value of certain of these assets exceeded fair value, and consequently, the Company recorded an impairment loss of $1.7 million on those assets, which includes any expected costs to sell. Additionally, various other assets were identified as underutilized and will be sold for salvage value. The Company recorded an impairment loss of $0.9 million on those assets. These losses are recorded in the “Other” section of the Consolidated Statements of Operations. Approximately $6.4 million remain as held for sale on the Company's Consolidated Balance Sheets at December 31, 2015. The Company expects to dispose of the remaining assets within one year of the balance sheet date.

7.	Inventory

Current inventory at December 31, 2015 and December 31, 2014, of $4.9 million and $6.5 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at December 31, 2015 and December 31, 2014 totaled $6.2 million and $5.5 million, respectively, and consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce potential down time on projects.

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

In 2015, we acquired the assets of TAS, which resulted in the valuation of acquired assets and liabilities on a non-recurring basis, classified as Level 3 in the fair value hierarchy.

The fair value of the Company's debt at December 31, 2015 and 2014 approximated its carrying value of $110.6 million and $37.0 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
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

9.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Beginning balance, January 1	$33,798	$33,798
Additions	32,184	—
Ending balance	$65,982	$33,798

Additions to goodwill were attributable to the acquisition of TAS. No indicators of goodwill impairment were identified during the year ended December 31, 2015. The additions above represent goodwill calculated for the acquisition at the date of closing, less the working capital adjustment (See Note 3).

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	2015	2014
Intangible assets, January 1	$7,602	$7,602
Additions	26,760	—
Total intangible assets, end of year	34,362	7,602

Accumulated amortization	$(7,515)	$(7,405)
Current year amortization	(4,418)	(110)
Total accumulated amortization	(11,933)	(7,515)

Net intangible assets, end of year	$22,429	$87

Finite-lived intangible assets were acquired as part of the purchase of TAS which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $8.7 million and will be amortized over two years. Customer relationships were valued at approximately $18.1 million and will be amortized over eight years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the year ended December 31, 2015, $4.3 million of amortization expense was recognized for these assets. Future expense remaining of approximately $22.4 million will be amortized as follows:

2016	$7,287
2017	4,554
2018	3,168
2019	2,462
2020	1,955
Thereafter	3,003
$22,429

Additionally, an indefinite-lived asset (trade name) was acquired as part of the purchase of TAS and valued at approximately $6.9 million. This asset will not be amortized but rather will be tested for impairment when indicators exist, and at least annually. No indicators of impairment existed at December 31, 2015.
Intangible assets were acquired in 2012 as part of the purchase of West Construction and amortized over a period of one to three years on a straight line basis. Remaining amortization of $87 thousand was fully recognized during 2015.

10.	Accrued Liabilities

Accrued liabilities at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Accrued salaries, wages and benefits	$8,115	$4,925
Accrual for self-insurance liabilities	7,998	7,490
Property taxes	2,020	2,146
Sales tax	1,991	676
Interest	112	19
Payable to TAS Seller	728	—
Other accrued expenses	1,185	547
	$22,149	$15,803

11.	Long-term Debt and Line of Credit

The Company entered into a credit agreement (the "Credit Agreement") with Regions Bank on August 5, 2015, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank, and First Tennessee Bank NA. The primary purpose of the new Credit Agreement was to finance the acquisition of TAS, to provide a revolving line of credit, and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $50.0 million, and a term loan with a commitment amount of $135.0 million (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance the acquisition of TAS, to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. The rate for all loans, at the time of loan origination was 4.75%. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on August 5, 2020.

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.5 million. These costs have been capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. Total debt issuance expenses of approximately $0.5 million were recognized as of December 31, 2015.

The quarterly weighted average interest rate as of December 31, 2015 for the Regions Credit Facility was 3.16%.

Provisions of the revolving line of credit and accordion

The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $50.0 million. The letter of credit sublimit is equal to the lesser of $20.0 million and the aggregate unused amount of the revolving commitments then in effect. The swingline sublimit is equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit Facility. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving credit facility within one year, therefore, the outstanding balance as of December 31, 2015 has been classified as current.

As of December 31, 2015, the outstanding balance on the revolving line of credit was $4.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 3.44%. There was also an outstanding letter of credit in the amount of $1.1 million as of December 31, 2015, which reduced the maximum borrowing availability on the revolving line of credit to $44.9 million as of December 31, 2015. The Company made payments of $10.0 million on the outstanding revolving balance during the fourth quarter of 2015. Subsequent to December 31, 2015, the Company drew $22.0 million from the revolving line of credit to use for working capital needs.

Provisions of the term loan

At December 31, 2015, the outstanding term loan component of the Credit Facility totaled $106.6 million and was secured by specific assets of the Company. The principal amount of $135.0 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). The table below outlines the total remaining payment amounts annually for the next five years for the term loan through maturity of the Credit Facility:

2016	$8,437
2017	11,813
2018	13,500
2019	15,188
2020	57,687
$106,625

The Company made the scheduled quarterly principal payments and additional payments of $25.0 million, which reduced the outstanding principal balance to $106.6 million at December 31, 2015. The current portion of debt is $8.4 million and the non-current portion is $98.2 million. As of December 31, 2015, $103.3 million of the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.44% and the remaining $3.3 million was designated as a Base Rate Loan with an interest rate of 5.50%.

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

In addition, the Credit Facility contains events of default that are usual and customary for similar transactions, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company was in compliance with all financial covenants at December 31, 2015. The Company continues to closely monitor future expected covenant compliance given the step down of the leverage ratio covenant in 2016 and beyond. The Company has initiated discussions with the lead bank in an effort to explore available options, which may include an amendment to the Credit

Agreement. Any amendment to the Credit Agreement may increase the cost of the Company’s borrowings and impose additional limitations over certain types of activities. The Company believes it would have a favorable outcome in the event a relief of covenants would be needed in the future.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position is adequate for general business requirements and to service its debt.
Debt Extinguishment
At December 31, 2014, the Company had a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC. At December 31, 2014, $26.0 million was outstanding on the revolving line of credit and $11.0 million was outstanding on the term loan component. The weighted average interest rate for all outstanding debt as of December 31, 2014 was 2.19%. With funding from the aforementioned syndicated credit facility with Regions Bank, the Company repaid all amounts outstanding on the revolver and term loans with Wells Fargo of approximately $32.4 million. The credit facility with Wells Fargo was terminated on August 5, 2015.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps, net of tax, as of December 31, 2015 is $0.1 million, which is reflected in the Consolidated Balance Sheets as a liability.

12.     Purchase of Common Shares

In October 2014, the Board of Directors of the Company approved a common share repurchase program that authorized the repurchase of up to $40.0 million in open market value. The shares may be repurchased over time, depending on market conditions, the market price of the Company's common shares, the Company's capital levels, the Company's capital needs, securities laws and limitations, and other considerations. The share repurchase program is expected to expire five years from the date the program was approved. During the second quarter of 2015, the Company repurchased 350,000 shares at an average price of $8.83 per share. As of December 31, 2014, the Company repurchased 43,500 shares at an average price of $9.98.

13.    Income Taxes

The following table presents the components of our consolidated income tax expense for the years ended December 31, 2015, 2014 and 2013:

	Current	Deferred	Total
Year ended December 31, 2015
U.S. Federal	$3	$(3,768)	$(3,765)
State and local	(60)	$883	$823
Foreign	423	—	423
	$366	$(2,885)	$(2,519)
Year ended December 31, 2014
U.S. Federal	$247	$2,571	$2,818
State and local	599	(702)	(103)
Foreign	460		460
	$1,306	$1,869	$3,175
Year ended December 31, 2013
U.S. Federal	$(936)	$19	$(917)
State and local	238	(258)	(20)
	$(698)	$(239)	$(937)

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2015	2014	2013
Statutory amount (computed at 35%)	$(3,703)	$3,519	$(212)
State income tax, net of federal benefit	(709)	(312)	(20)
Permanent differences	43	122	(13)
Permanent differences, incentive stock options	298	157	237
True up of deferred balances for non-qualified stock options	—	—	(571)
True up of deferred balances for state tax benefits	—	—	(401)
True up to prior year taxes	—	(311)	—
Valuation Allowance	1,552	—	—
Other, net	—	—	43
Consolidated income tax provision	$(2,519)	$3,175	$(937)
Consolidated effective tax rate	23.8%	31.6%	154.6%

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to it.  For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.

In the current year, the rate differed from the Company’s statutory rate of 35% primarily due to the recognition of a valuation allowance on certain state NOLs, as described below, as well as state income taxes, and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense.

The Company’s deferred tax assets and liabilities are as follows:

	December 31, 2015		December 31, 2014
	Current	Long- term	Current	Long- term
Assets related to:
Accrued liabilities	$3,073	$—	$2,714	$—
Intangible assets	—	2,983	111	1,935
Net operating loss carryforward	—	4,597	—	3,797
Valuation Allowance	—	(1,552)	—	—
Non-qualified stock options	31	1,354	45	1,248
Foreign tax credits	—	1,501	—	1,078
AMT credits	—	995	—	993
Other	44	32	44	(16)
Total assets	3,148	9,910	2,914	9,035
Liabilities related to:
Depreciation and amortization	—	(24,309)	—	(26,173)
Goodwill	—	(4,933)	—	(3,753)
Deferred revenue on maintenance contracts	(8)	—	(1,121)	14
Other	(32)	(13)	(38)	—
Total liabilities	(40)	(29,255)	(1,159)	(29,912)
Net deferred assets (liabilities)	$3,108	$(19,345)	$1,755	$(20,877)

As reported in the balance sheets:

	December 31, 2015	December 31, 2014
Net current deferred tax assets	3,108	1,755
Net non-current deferred tax liabilities	(19,345)	(20,877)
Total net deferred tax liabilities:	$(16,237)	$(19,122)

The Company assessed the realizability of its deferred tax assets at December 31, 2015, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company has a tax effected net operating loss carryforward ("NOL") in 2015 of $3.5 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to partially utilize these NOLs against future income primarily with reversing of temporary differences attributable to depreciation, due to expiration dates well into the future. However, the Company has determined that a portion of the NOLs, specifically related to Florida, will more likely than not be able to be fully utilized. Therefore, a valuation allowance of $1.6 million was established for this portion of the NOL. For federal tax purposes, the Company has utilized its ability to carry losses back prior to 2015. Approximately $1.1 million remains as a federal tax carryforward, which the Company believes it will be able to utilize before expiration.

As of December 31, 2015 the Company had approximately $1 million of alternative minimum tax credits available that do not expire. In addition, excess tax benefits of approximately $2.1 million associated with the vesting of restricted stock awards and other stock options are not included in the federal net operating loss carryovers, but will not be recognized as a tax benefit recorded to additional paid-in capital until realized.

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2012, 2013, and 2014. The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2015 and 2014, as the Company has not recorded any uncertain tax positions. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2016.

14.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. For the year ended December 31, 2015, no potential common stock equivalents were included in the computation as the effect of such would be anti-dilutive. For the years ending December 31, 2014 and 2013, incremental shares of 801,441 and 795,133, respectively, were included in the computation of diluted earnings per share. For the years ended December 31, 2015, 2014 and 2013, the Company had 2,043,375, 1,994,818, and 2,147,033, securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted (loss) earnings per share:

	Year ended December 31,
	2015	2014	2013
Basic:
Weighted average shares outstanding	27,366,528	27,421,441	27,296,732
Diluted:
Total basic weighted average shares outstanding	27,366,528	27,421,441	27,296,732
Effect of dilutive securities:
Common stock options	—	366,172	316,322
Total weighted average shares outstanding assuming dilution	27,366,528	27,787,613	27,613,054
Anti-dilutive stock options	—	801,441	795,133
Shares of common stock issued from the exercise of stock options	3,970	143,282	155,731

15.	Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s stock incentive plans, which include the balance of shares remaining under the 2007 Long Term Incentive Plan (the "2007 LTIP) and the 2011 Long Term Incentive Plan (the "2011 LTIP") which was approved by the shareholders in May 2011 and authorized the maximum aggregate number of shares to be issued of 3,000,000. In general, the Company's 2011 LTIP plan provides for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but are generally are 10 years from the date of issuance.  Options generally vest over a three to five year period.

Restricted Stock

The following table summarizes the restricted stock activity under the Company's equity incentive plans :

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2013	317,219	$6.46
Granted	24,824	$11.29
Vested	(124,998)	$7.17
Forfeited/repurchased shares	—	$—
Nonvested at December 31, 2013	217,045	$6.60
Granted	115,726	$11.35
Vested	(96,908)	$7.35
Forfeited/repurchased shares	—	$—
Nonvested at December 31, 2014	235,863	$8.63
Granted	38,660	$5.82
Vested	(134,545)	$6.84
Forfeited/repurchased shares	(19,824)	$11.35
Nonvested at December 31, 2015	120,154	$9.28

Independent directors receive equity compensation in the form of grants.  In November 2013, the Company's independent directors received equity compensation grants of 6,206 shares, with a fair value of $11.29, and in November 2014, the independent directors received equity compensation grants of 6,167 shares, with a fair value of $11.35 per share. Additionally, in November 2014, certain officers and executives of the Company were awarded 84,891 shares with a vesting period of three years and a fair value of $11.35. No shares were granted to independent directors, officers or executives of the Company during 2015, except for the chief operating officer who joined the Company in September 2015. Upon execution of his employment agreement, he was awarded 38,660 shares, with a fair value of $5.82.

Stock Options

The following table summarizes the stock option activity under the Company's equity incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,283,785	$9.23
Granted	35,081	$9.48
Exercised	(155,731)	$5.51
Forfeited	(91,378)	$9.82
Outstanding at December 31, 2013	2,071,757	$9.49
Granted	233,828	$11.35
Exercised	(143,282)	$6.08
Forfeited	(105,405)	$11.06
Outstanding at December 31, 2014	2,056,898	$9.86
Granted	143,862	$5.82
Exercised	(3,970)	$6.00
Forfeited	(46,890)	$11.72
Outstanding at December 31, 2015	2,149,900	$9.56

Vested at December 31, 2015 and expected to vest	2,132,794	$9.57	4.81	$8,672
Exercisable at December 31, 2015	1,740,308	$10.00	4.08	$8,672

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

	2015	2014	2013
Weighted average grant-date fair value of options granted	$5.82	$6.40	$4.11
Risk-free interest rate	0.97%	1%	1%
Expected volatility	38%	88.5%	62.4%
Expected term of options (in years)	3.0	3.0	3.2
Dividend yield	—%	—%	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants.  The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for the years presented is based on the exercise history.

For years ended December 31, 2015, 2014 and 2013, compensation expense related to stock based awards outstanding for the periods was $2.3 million, $1.6 million and $2.1 million, respectively. The Company applies a 5.5% forfeiture rate to its option grants.

Certain officers and executives of the Company were awarded 233,828 shares with a vesting period of three years and a fair value of $11.35 for the year ended December 31, 2014. No shares were awarded to officers or executives of the Company as of the year ended December 31, 2013. No shares were awarded to officers or executives of the Company as of the year ended December 31, 2015, except for the chief operating officer who joined the Company in September 2015. Upon execution of his employment agreement, he was granted 143,862 shares, with a fair value of $5.82.

In the year ended December 31, 2015, the Company received proceeds of approximately $28,000 upon the exercise of 3,970 options. In the year ended December 31, 2014, proceeds of $869,000 upon the exercise of 143,282 options and in the year ended December 31, 2013, 155,731 options were exercised, generating proceeds of $858,000.

As of December 31, 2015, there was $2.3 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested equity awards, which is expected to be recognized over a weighted average period of 2.0 years.

	2015	2014	2013
Total intrinsic value of options exercised	$17	$494	$804
Total fair value of shares vested	$1,226	$923	$1,457

16.	Employee Benefits

All of the Company's heavy civil marine construction segment employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pretax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2015, the Company contributed $1.4 million to the Plan, and in 2014 and 2013, the Company contributed $1.2 million and $1.0 million to the Plan, respectively.

All of the Company's commercial concrete construction segment employees except Leads, Helpers, Laborers, Finishers, Formsetters, Carpenters, Rodbusters, Patchmen, Equipment Operators, Field Engineering Trainees and certain Highly Compensated Employees are eligible to participate in the AGC Southwest Chapters 401(k) Retirement Plan, a multiple employer plan, after completing three months of service. Each participant may contribute up to the annual IRS limit. The Company matches 50% on the first 6% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a five-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the year ended December 31, 2015, the Company contributed $0.1 million in matching contributions to the Plan.

The Company's heavy civil marine construction segment contributes to several multiemployer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

Currently, the Company's commercial concrete construction segment does not have union represented employees and, thus, does not participate under the above-mentioned defined pension plans, or any other plans, that cover union-represented employees.

The following table presents the Company's participation in these plans:

	Pension Plan	Pension Protection Act ("PPA")		FIP/RP					Expiration
Pension Trust	Employer	Certified Zone Status (1)		Status	Contributions			Surcharge	of Collective
Fund	Identification Number	2015	2014	P/I (2)	2015	2014	2013	Imposed	Bargaining Agreement
International Union of Operating Engineers - Employers Construction Industry Retirement Plan - Local 302 and 612 Trust Funds	91-6028571	Green	Green	N/A	$1,518	$1,295	$534	—	2018
Associated General Contractors of Washington Carpenter, Piledrivers, and Millwrights	91-6029051 91-6029049	Green	Green	N/A	$748	$737	$438	—	2018
Alaska Carpenters Trust Fund	92-0120866	Green	Green	N/A	$807	$1,044	$856	—	2017
Alaska Laborers Trust Fund	91-6028298	Orange	Orange	P	$110	$246	$52	—	2017

1.    The most recent PPA zone status available in 2015 and 2014 is for the plan's year end during 2014 and 2013, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
2.    The FIP/RP Status P/I column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending ("P"), or implemented ("I").

There are currently no plans to withdraw from any of the multiemployer plans in which the Company participates.

17.	Commitments and Contingencies

Operating Leases

In July 2005, the Company executed a sale-leaseback transaction in which it sold an office building for $2.1 million and entered into a ten year lease agreement. The sale of the office building resulted in a gain of $562,000 which has been deferred and amortized over the life of the lease. The Company recognized approximately $8,000 at December 31, 2015, and $56,000 for each of the years ending 2014 and 2013, respectively. Scheduled increases in monthly rent are included in the lease agreement. Rent expense under this agreement was approximately $85,000 for the year ending December 31, 2015, and $173,000 for each of the years ending 2014 and 2013, respectively. The Company, at its option, can extend the lease for two additional five year terms. However, the Company has opted not to renew the lease and it expired on July 1, 2015.

In 2005, the Company entered into a lease agreement for vehicles under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2015, 2014 and 2013 was $2.3 million, $2.9 million, and $2.7 million, respectively.

The Company leases its corporate office in Houston, Texas under a lease with an initial term of nine years.   In addition, the Company leases other facilities, including office space and yard facilities, under terms that range from one to five years.  The Company also leases short-term field office space at its various construction sites for the duration of the projects.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows:

Amount
Year ended December 31,
2016	$4,349
2017	3,621
2018	2,642
2019	2,538
2020	2,035
Thereafter	16,389
$31,574

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

	Year Ended December 31, 2015	Year Ended December 31, 2014
Heavy Civil Marine Construction
Contract revenues	$347,117	$385,818
Operating (loss) income	(13,668)	9,903
Depreciation and amortization expense	(21,075)	(23,451)

Total Assets	$319,907	$352,300
Property, Plant and Equipment, net	150,117	161,773

Commercial Concrete Construction
Contract revenues	$119,381	$—
Operating income	6,135	—
Depreciation and amortization expense	(7,008)	—

Total Assets	$145,593	$—
Property, Plant and Equipment, net	15,872	—

There were no intersegment revenues between the Company's two reportable segments for the years ended December 31, 2015 and 2014. The heavy civil marine construction segment had foreign revenues of $18.9 million and $49.9 million for the years ended December 31, 2015 and 2014. These revenues are derived from projects in Mexico and the Caribbean and are paid in U.S. dollars. There was no foreign revenue for the commercial concrete construction segment.

19.    Related Party Transactions

Upon the completion of the acquisition of TAS, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the commercial concrete construction segment. Annual lease expense will be $750,000, of which approximately $312,500 represented lease expense as of December 31, 2015.

On August 31, 2015, the Company completed an acquisition of all of the issued and outstanding stock of and any and all other equity interests in Preferred Tool Services, Inc. (a.k.a. Houston Industrial Tool Services, Inc. ("HITS")) from an employee of the Company for aggregate consideration of $400,000.

20.    Selected Quarterly Financial Data

The following tables set forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2015.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2015
Revenues	$81,455	$86,091	$137,061	$161,891	466,498
Gross profit	8,456	6,025	8,278	17,423	40,182
Operating (loss) income	(236)	(2,769)	(6,218)	1,690	(7,533)
(Loss) income before income taxes	(419)	(2,960)	(9,065)	1,865	(10,579)
Net (loss) income	(258)	(1,845)	(7,396)	1,439	(8,060)
Net (loss) income attributable to common stockholders	(258)	(1,845)	(7,396)	1,439	(8,060)
(Loss) earnings per share:
Basic	$(0.01)	$(0.07)	$(0.27)	$0.06	$(0.29)
Diluted	$(0.01)	$(0.07)	$(0.27)	$0.06	$(0.29)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2014
Revenues	$81,258	$90,251	$106,976	$107,333	385,818
Gross profit	7,647	5,873	12,906	18,168	44,594
Operating (loss) income	(317)	(2,256)	5,047	7,429	9,903
Loss (income) before income taxes	(344)	(1,899)	4,838	7,457	10,052
Net (loss) income	(210)	(1,163)	2,962	5,288	6,877
Net (loss) income attributable to common stockholders	(210)	(1,163)	2,962	5,288	6,877
(Loss) earnings per share:
Basic	$(0.01)	$(0.04)	$0.11	$0.19	$0.25
Diluted	$(0.01)	$(0.04)	$0.11	$0.19	$0.25

ORION MARINE GROUP, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deduction	Balance at the End of the Period

Year ended December 31, 2013
Provision for Doubtful Accounts	$—	$213	$(213)	$—
Year ended December 31, 2014
Provision for Doubtful Accounts	$—	$993	$(993)	$—
Year ended December 31, 2015
Provision for Doubtful Accounts	$—	$22	$(22)	$—