Form 10-Q
period 2016-03-31
Orion Marine Group Inc
filed 2016-05-06
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of May 6, 2016, 27,301,351 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

ORION MARINE GROUP, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2016

Part I - Financial Information
Item 1 Financial Statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,579	$1,345
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	75,782	72,358
Retainage	37,363	35,433
Other current	3,549	5,313
Income taxes receivable	83	83
Inventory	4,634	4,867
Deferred tax asset	3,108	3,108
Costs and estimated earnings in excess of billings on uncompleted contracts	48,492	59,608
Assets held for sale	6,375	6,375
Prepaid expenses and other	4,720	4,627
Total current assets	185,685	193,117
Property and equipment, net	166,011	165,989
Accounts receivable, non-current	217	222
Inventory, non-current	6,142	6,218
Goodwill	65,982	65,982
Intangible assets, net of amortization	27,497	29,319
Other noncurrent	745	615
Total assets	$452,279	$461,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$24,435	$12,004
Accounts payable:
Trade	40,027	52,719
Retainage	1,101	1,671
Accrued liabilities	17,812	22,149
Taxes payable	770	813
Billings in excess of costs and estimated earnings on uncompleted contracts	27,962	28,484
Total current liabilities	112,107	117,840
Long-term debt, net of debt issuance costs	92,377	94,605
Other long-term liabilities	2,065	1,813
Deferred income taxes	18,638	19,345
Interest rate swap liability	927	145
Total liabilities	226,114	233,748
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 28,013,808 and 27,992,589 issued; 27,302,577 and 27,281,358 outstanding at March 31, 2016 and December 31, 2015, respectively	279	279
Treasury stock, 711,231 and 711,231 shares, at cost, as of March 31, 2016 and December 31, 2015, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	(927)	(145)
Additional paid-in capital	169,177	168,736
Retained earnings	64,176	65,384
Total stockholders’ equity	226,165	227,714
Total liabilities and stockholders’ equity	$452,279	$461,462

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended March 31,
	2016	2015
Contract revenues	$129,623	$81,455
Costs of contract revenues	114,912	72,999
Gross profit	14,711	8,456
Selling, general and administrative expenses	15,538	8,692
Operating loss from operations	(827)	(236)
Other (expense) income
Gain on sale of assets, net	372	43
Other income	13	—
Interest income	1	12
Interest expense	(1,517)	(238)
Other expense, net	(1,131)	(183)
Loss before income taxes	(1,958)	(419)
Income tax benefit	(750)	(161)
Net loss attributable to Orion common stockholders	$(1,208)	$(258)

Basic loss per share	$(0.04)	$(0.01)
Diluted loss income per share	$(0.04)	$(0.01)
Shares used to compute loss per share
Basic	27,286,981	27,604,681
Diluted	27,286,981	27,604,681

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands, Except Share Information)
(Unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(1,208)	$(258)
Change in fair value of cash flow hedge, net of tax benefit of $485	(782)	—
Total comprehensive loss attributable to Orion common stockholders	$(1,990)	$(258)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Earnings	Total
Balance, December 31, 2015	27,992,589	$279	(711,231)	$(6,540)	$(145)	$168,736	$65,384	$227,714
Stock-based compensation	—	$—	—	$—	$—	$433	$—	$433
Exercise of stock options	3,924	$—	—	$—	$—	$8	$—	$8
Issuance of restricted stock	18,586	$—	—	$—	$—	$—	$—	$—
Cash flow hedge (net of tax)	—	$—	—	$—	$(782)	$—	$—	$(782)
Forfeiture of restricted stock	(1,291)	$—	—	$—	$—	$—	$—	$—
Net loss	—	$—	—	$—	$—	$—	$(1,208)	$(1,208)
Balance, March 31, 2016	28,013,808	$279	(711,231)	$(6,540)	$(927)	$169,177	$64,176	$226,165

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Marine Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,208)	$(258)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization	8,550	5,445
Deferred financing cost amortization	303	—
Bad debt expense	—	1
Deferred income taxes	(707)	144
Stock-based compensation	433	788
Gain on sale of property and equipment	(372)	(44)
Change in operating assets and liabilities:
Accounts receivable	(3,370)	10,768
Income tax receivable	—	232
Inventory	310	(236)
Prepaid expenses and other	(307)	185
Costs and estimated earnings in excess of billings on uncompleted contracts	11,116	(2,883)
Accounts payable	(13,262)	1,427
Accrued liabilities	(4,277)	(2,383)
Income tax payable	(44)	(485)
Billings in excess of costs and estimated earnings on uncompleted contracts	(522)	(7,192)
Deferred revenue	—	(19)
Net cash (used in) provided by operating activities	(3,357)	5,490
Cash flows from investing activities:
Proceeds from sale of property and equipment	634	52
Contributions to CSV life insurance	(132)	—
Purchase of property and equipment	(7,231)	(5,712)
Net cash used in investing activities	(6,729)	(5,660)
Cash flows from financing activities:
Borrowings from Credit Facility	22,000	—
Payments made on borrowings from Credit Facility	(11,688)	(4,017)
Exercise of stock options	8	28
Net cash provided by (used in) financing activities	10,320	(3,989)
Net change in cash and cash equivalents	234	(4,159)
Cash and cash equivalents at beginning of period	1,345	38,893
Cash and cash equivalents at end of period	$1,579	$34,734
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,154	$238
Taxes (net of refunds)	$1	$(33)

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
Although we describe our business in this report in terms of the services we provide, our base of customers and the areas in which we operate, we have determined that our operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 - Segment Reporting.  In previous reporting periods, we reported our financial information based on one reportable segment, now known as the heavy civil marine construction segment. With our acquisition of TAS, we have expanded to two reportable and operating segments, adding the commercial concrete construction segment. See Note 3 for more information on our acquisition of TAS.
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
For our commercial concrete construction segment, we also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed to deliver our commercial concrete construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment complies with regulatory environments such as the U.S. Occupational Safety and Health Administration. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational development, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2015 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates. Please refer to Note 2 of the Notes to Consolidated Financial Statements included in our 2015 Form 10-K for a discussion of other significant estimates and assumptions affecting our condensed consolidated financial statements which are not discussed below.

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition from construction contracts;

•	Allowance for doubtful accounts;

•	Testing of goodwill and other long-lived assets for possible impairment;

•	Income taxes;

•	Self-insurance; and

•	Stock-based compensation.

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts for financial statement purposes using the percentage-of-completion method, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue is derived from the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  The Company records revenue and the unbilled receivable for project claims to the extent of costs incurred and to the extent management believes related collection is probable and includes no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at March 31, 2016 and December 31, 2015 consisted primarily of money market mutual funds and overnight bank deposits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in countries where it performs work. Foreign currency fluctuations were immaterial in this reporting period.

Risk Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents and accounts receivable.

The Company depends on its ability to continue to obtain federal, state and local governmental contracts, and indirectly on the amount of funding available to these agencies for new and current governmental projects. Therefore, a portion of the Company’s operations may be dependent upon the level and timing of government funding.  Statutory mechanics liens provide the Company high priority in the event of lien foreclosures following financial difficulties of private owners, thus minimizing credit risk with private customers.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of March 31, 2016. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2016 and December 31, 2015, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retainage at March 31, 2016 totaled $37.4 million, of which $15.0 million is expected to be collected after March 31, 2017. Retainage at December 31, 2015 totaled $35.4 million.

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

Advertising Costs

The Company primarily obtains contracts through an open bid process, and therefore advertising costs are not a significant component of expense.  Advertising costs are expensed as incurred.

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

Fair Value Measurements

The Company evaluates and presents certain amounts included in the accompanying condensed consolidated financial statements at “fair value” in accordance with U.S. GAAP, which requires the Company to base its estimates on assumptions that market participants, in an orderly transaction, would use to price an asset or liability, and to establish a hierarchy that prioritizes the information used to determine fair value.  In measuring fair value, the Company uses the following inputs in the order of priority indicated:

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

The Company generally applies fair value valuation techniques on a non-recurring basis associated with (1) valuing assets and liabilities acquired in connection with business combinations and other transactions; (2) valuing potential impairment loss related to long-lived assets; and (3) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets.

Inventory

Current inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or market. Where shipping and handling costs are incurred by the Company, these charges are included in inventory and charged to cost of contract revenue upon use. Non-current inventory consists of spare parts (including engines, cutters and gears) that require special order or long-lead times for manufacture or fabrication, but must be kept on hand to reduce downtime on a project.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. Assets held for sale at March 31, 2016 and December 31, 2015 are expected to be disposed of within one year.

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  Goodwill represents the costs in excess of fair values assigned to the underlying net assets in the acquisition.  In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired. The Company determined that its operations comprise two reporting units for goodwill impairment testing, which match its two operating segments for financial reporting.

At March 31, 2016, goodwill totaled $66.0 million, of which $33.8 million relates to the heavy civil marine construction segment and $32.2 million relates to the commercial concrete construction segment. The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of its market capitalization. They key assumptions used in the discounted cash flow valuations are discount rates, weighted average cost of capital and perpetual growth rates applied to cash flow projections. Also, inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. Other considerations are assumptions that market participants may use and analysis of comparable companies.

The Company's annual impairment test of goodwill is performed as of October 31 of each year or when circumstances arise that indicate a possible impairment might exist. Test of impairment requires a two-step process to be performed to analyze whether or not goodwill has been impaired. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, quantifies the impairment. The underlying assumptions used for determining fair value, as discussed above, require significant judgment and are susceptible to change from period to period and could potentially cause a material impact to the income statement. In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect of assessment of fair value.

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

The Company has one indefinite-lived intangible asset, a trade name, which is tested for impairment annually on October 31, or whenever events or circumstances indicate that the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name's carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property, it does not have to "rent" the asset and is, therefore, "relieved" from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected reamining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. See Note 14 for further discussion of the Company’s stock-based compensation plan.

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by U.S. GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against any deferred tax asset. The current provision for income tax is based upon the current tax laws and the Company’s interpretation of these laws, as well as the probable outcomes of any tax audits. The value of any net deferred tax asset depends upon estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that the Company does not expect to realize. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting the Company’s financial position and results of operations. The Company computes deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

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

Separately, the Company’s heavy civil marine construction segment employee health care is provided through a trust administered by a third party.  Funding of the trust is based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported.  The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss. Actual claims may vary from estimates. Any adjustments to such reserves are included in the consolidated results of operations in the period in which they become known. The Company's commercial concrete construction segment employee health care is provided through two policies.  A fully funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, is expected to receive a partial refund after the policy expiration.

The accrued liability for self insurance includes incurred but not reported claims of $5.9 million and $8.0 million at March 31, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The FASB issued this Update as part of its Simplification Initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The Company is currently evaluating the impact to its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this Update to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company is currently evaluating the impact to its financial statements.

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

During the periods presented in these condensed consolidated financial statements, the Company adopted other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3.     Business Acquisition
On August 5, 2015, the Company completed its acquisition of all the issued and outstanding memberships interest of T.A.S. Commercial Concrete Construction, LLC, T.A.S. Commercial Concrete Solutions, LLC, directly and indirectly all of the issued and outstanding membership interests of T.A.S. Proco, LLC, and 49% of the issued and outstanding membership interests of GLM Concrete Solutions, LLC, collectively known as "TAS" ,which is headquartered in Houston, Texas, for approximately $112 million in cash. The purpose of the acquisition was primarily to achieve growth by expanding the Company's current service offerings in addition to expansion into new markets. The tangible assets acquired include accounts receivable, prepaid assets, work in progress and fixed assets.
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

Finite-lived intangible assets include customer relationships and contractual backlog. Indefinite-lived intangible assets acquired include the trade name. (See Note 9).
The fixed assets acquired include construction equipment, office equipment, building improvements, and automobiles and trucks and will be depreciated in accordance with Company policy, generally 3 to 15 years.
The external costs associated with the transaction were approximately $400,000 and were included in selling, general and administrative expenses.
Pro Forma Results (unaudited)
The Company has calculated the pro forma impact of the acquisition of TAS on our operating results for the three months ended March 31, 2015. The following pro forma results give effect to this acquisition, assuming the transaction occurred on January 1, 2015.

Pro Forma Results
For the Three Months Ended
March 31, 2015
Contract Revenues	$139,365
Operating income from continuing operations	$3,311
Net income	$1,019
Basic income per share	$0.04
Diluted income per share	$0.04
The Company derived the pro forma results of the acquisition based upon historical financial information obtained from the seller and certain management assumptions. The pro forma adjustments related to incremental amortization expense associated with the acquired finite-lived intangible assets and interest expense associated with borrowings to effect the transaction, assuming a January 1, 2015 effective transaction date. In addition, the tax impact of these adjustments was calculated at a 35% statutory rate.

These pro forma results are not necessarily indicative of the results that would have been obtained had the acquisition of TAS been completed on January 1 of the respective period, or that may be obtained in the future.

4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016		December 31, 2015
Federal Government	$4,794	4%	$4,230	4%
State Governments	812	1%	1,274	1%
Local Governments	20,204	18%	19,660	18%
Private Companies	87,335	77%	82,627	77%
Total receivables	$113,145	100%	$107,791	100%

At March 31, 2016 and December 31, 2015, respectively, no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the three months ended March 31, 2016 and 2015, respectively:

	Three months ended March 31,
	2016	%	2015	%
Federal	$4,156	3%	$12,312	15%
State	5,367	4%	9,631	12%
Local	19,677	15%	21,292	26%
Private	100,423	78%	38,220	47%
Total contract revenues	$129,623	100%	$81,455	100%

In the three months ended March 31, 2016, no single customer generated more than 10% of total contract revenues. In the three months ended March 31, 2015, the United States Army Corps of Engineers (USACOE) generated 10.6% of total contract revenues.

The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time.

In addition, the commercial concrete construction segment primarily purchases concrete from select suppliers. The loss of one of these suppliers could adversely impact short-term operations.

5.     Contracts in Progress

Contracts in progress are as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$747,613	$782,934
Estimated earnings	115,007	132,694
	862,620	915,628
Less: Billings to date	(842,090)	(884,504)
	$20,530	$31,124
Included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$48,492	$59,608
Billings in excess of costs and estimated earnings on uncompleted contracts	(27,962)	(28,484)
	$20,530	$31,124

Costs and estimated earnings in excess of billings on completed contracts, net of billings totaled $2.8 million at March 31, 2016.

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

6.    Property and Equipment

The following is a summary of property and equipment at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Automobiles and trucks	$2,506	$2,749
Building and improvements	28,302	28,226
Construction equipment	162,857	159,963
Vessels and other equipment	85,133	89,485
Office equipment	6,245	6,057
	285,043	286,480
Less: accumulated depreciation	(167,143)	(164,371)
Net book value of depreciable assets	117,900	122,109
Construction in progress	9,880	5,649
Land	38,231	38,231
	$166,011	$165,989

For the three months ended March 31, 2016 and 2015, depreciation expense was $6.7 million and $5.4 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

The Company’s long-lived assets are substantially located in the United States.

During 2015, the Company committed to a plan to review property and equipment within the heavy civil marine construction segment and adopted a plan to dispose of underutilized assets. These assets have been separately presented in the Condensed Consolidated Balance Sheets as “Assets held for sale” and are no longer depreciated. In connection with this disposal plan, the Company determined that the carrying value of certain of these assets exceeded fair value, and consequently, the Company recorded an impairment loss of $1.7 million on those assets, which included any expected costs to sell. Additionally, various other assets were identified as underutilized and will be sold for salvage value. The Company recorded an impairment loss of $0.9 million on those assets. These losses are recorded in the “Other (expense) income” section of the Condensed Consolidated Statements of Operations. Approximately $6.4 million remain as held for sale on the Company's Consolidated Balance Sheets at March 31, 2016. The Company expects to dispose of the remaining assets within one year of the balance sheet date.
7.    Inventory

Current inventory at March 31, 2016 and December 31, 2015, of $4.6 million and $4.9 million respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at March 31, 2016 and December 31, 2015 of $6.1 million and $6.2 million respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce potential down time on projects.

8.    Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, the Company believes that the carrying value of its accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair values.

The fair value of the Company’s reporting units (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using a weighted average of valuations based on market multiples, discounted cash flows, and consideration of its market capitalization as discussed in Note 2.

In 2015, the Company acquired the assets of TAS, which resulted in the valuation of acquired assets and liabilities on a non-recurring basis, classified as Level 3 in the fair value hierarchy.

The fair value of the Company's debt at March 31, 2016 and December 31, 2015 approximated its carrying value of $121.0 million and $110.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

The Company's derivatives, which are comprised of interest rate swaps, are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty. These derivatives are classified as a Level 2 measurement within the fair value hierarchy.
9.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
Beginning balance, January 1	$65,982	$33,798
Additions	—	32,184
Ending balance	$65,982	$65,982

No indicators of goodwill impairment were identified during the three months ended March 31, 2016.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	Three months ended March 31,
	2016	2015
Intangible assets, January 1	$34,362	$7,602
Additions	—	—
Total intangible assets, end of period	34,362	7,602

Accumulated amortization, January 1	$(11,933)	$(7,515)
Current year amortization	(1,822)	(28)
Total accumulated amortization	(13,755)	(7,543)

Net intangible assets, end of period	$20,607	$59

Finite-lived intangible assets were acquired as part of the purchase of TAS which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $8.7 million and will be amortized over two years. Customer relationships were valued at approximately $18.1 million and will be amortized over eight years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three months ended March 31, 2016, $1.8 million of amortization expense was recognized for these assets. Future expense remaining of approximately $20.6 million will be amortized as follows:

2016	$5,465
2017	4,554
2018	3,168
2019	2,462
2020	1,955
Thereafter	3,003
$20,607

Additionally, an indefinite-lived asset (trade name) was acquired as part of the purchase of TAS and valued at approximately $6.9 million. This asset will not be amortized but rather will be tested for impairment when indicators exist, and at least annually. No indicators of impairment existed at March 31, 2016.
10.    Accrued Liabilities

Accrued liabilities at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Accrued salaries, wages and benefits	$7,357	$8,115
Accrual for self-insurance liabilities	5,924	7,998
Property taxes	977	2,020
Sales taxes	1,573	1,991
Interest	570	112
Payable to TAS Seller	728	728
Other accrued expenses	683	1,185
Total accrued liabilities	$17,812	$22,149

11.    Long-term Debt, Line of Credit and Derivatives

The Company entered into a syndicated credit agreement (the "Credit Agreement") on August 5, 2015 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank, and First Tennessee Bank NA. The primary purpose of the Credit Agreement was to finance the acquisition of TAS to provide a revolving line of credit, and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $50.0 million and a term loan with a commitment amount of $135.0 million (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. The rate for all loans at the time of loan origination was 4.75%. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on August 5, 2020.

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.5 million. In order to execute the First Amendment of the Credit Agreement, as discussed further below, additional costs were incurred of approximately $0.5 million. These costs were initially capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. During the first quarter of 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. Upon adoption of this guidance, debt issuance costs are now presented as a direct deduction from the carrying amount of the debt liability, of which $0.9 million was allocated to current debt and $3.3 million was allocated to long-term debt as of March 31, 2016. As of December 31, 2015, $0.5 million was allocated to current debt and $3.6 million was allocated to long-term debt.

The quarterly weighted average interest rate for the Credit Facility as of March 31, 2016 was 3.50%.

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving line of credit within one year, therefore, the outstanding balance as of March 31, 2016 has been classified as current.

As of March 31, 2016, the outstanding balance on the revolving line of credit was $16.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 3.50%. There was also an outstanding letter of credit in the amount of $1.1 million as of March 31, 2016, which reduced the maximum borrowing availability on the revolving line of credit to $32.9 million as of March 31, 2016. The Company made payments of $10.0 million on the outstanding revolving balance during the first quarter of 2016. Subsequent to March 31, 2016, the Company drew $10.0 million from the revolving line of credit to use for working capital needs. Also, subsequent to March 31, 2016, the Company made payments of $2.0 million on the outstanding revolving balance.

Provisions of the term loan

At March 31, 2016, the outstanding term loan component of the Credit Facility totaled $104.9 million and was secured by specific assets of the Company. The principal amount of $135.0 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). The table below outlines the total remaining payment amounts annually for the next five years for the term loan through maturity of the Credit Facility:

2016	$6,750
2017	11,813
2018	13,500
2019	15,188
2020	57,687
$104,938

The Company made the scheduled quarterly principal payment of $1.7 million, which reduced the outstanding principal balance to $104.9 million at March 31, 2016. The current portion of debt is $9.3 million and the non-current portion is $95.6 million. As of March 31, 2016, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.50%. Subsequent to March 31, 2016, the Company made an additional unscheduled principal payment of $1.6 million on the term loan.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 1.25 to 1.00.

•	A consolidated Leverage Ratio to not exceed the following during each noted period:
-Closing Date through and including December 31, 2015, to not exceed 3.25 to 1.00;
-Fiscal Quarter Ending March 31, 2016, to not exceed 4.00 to 1.00;
-Fiscal Quarter Ending June 30, 2016, to not exceed 3.75 to 1.00;
-Fiscal Quarter Ending September 30, 2016, to not exceed 3.25 to 1.00;
-Fiscal Quarter Ending December 31, 2016, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending June 30, 2017 and each Fiscal Quarter thereafter, to not exceed 2.50 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

During the first quarter of 2016, the Company initiated discussions with the lead bank in an effort to explore available options given the step down of the Leverage Ratio covenant and concerns the Company would not be in compliance with financial covenants. An amendment to the Credit Agreement was executed during April 2016, which was effective as of March 31, 2016. The Leverage Ratio was adjusted beginning with the quarter ended March 31, 2016 through June 30, 2017, as reflected above. The Fixed Charge Coverage Ratio was unchanged. This amendment to the Credit Agreement will increase the cost of the Company’s borrowings if the Leverage Ratio exceeds 3.25 to 1.00 and will impose additional limitations on certain types of activities, such as acquisitions. With the execution of the aforementioned amendment, the Company was in compliance with all financial covenants as of March 31, 2016.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position is adequate for general business requirements and to service its debt.
Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of March 31, 2016 is $0.9 million, which is reflected in the balance sheet as a liability.

12.    Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the three months ended March 31, 2016 and 2015 was 38.3% and 38.8%, respectively. The 2016 effective tax rate differed from the Company’s statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense. The 2015 effective tax rate differed from the Company's statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense, offset by a benefit related to the domestic production gross receipts deduction.

The Company assessed the realizability of its deferred tax assets at March 31, 2016, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $3.6 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to partially utilize these NOLs against future income primarily with reversing of temporary differences attributable to depreciation and due to expiration dates well into the future. However, the Company has determined that a portion of the NOLs specifically related to Florida will more likely than not be unable to be fully utilized. Therefore, a valuation allowance of $1.6 million was established during the third quarter of 2015 for this portion of the NOL. For federal tax reporting purposes, the Company has utilized its ability to carry losses back prior to 2015. Approximately $1.0 million remains as a federal tax carryforward, which the Company believes it will be able to utilize before expiration.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2016.

13.     Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. In the three months ended March 31, 2016 and March 31, 2015, no potential common stock equivalents were included as the effect of such would be anti-dilutive. For the three month periods ended March 31, 2016 and March 31, 2015, the Company had 2,115,750 and 1,991,787 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted loss per share:

	Three months ended March 31,
	2016	2015
Basic:
Weighted average shares outstanding	27,286,981	27,604,681
Diluted:
Total basic weighted average shares outstanding	27,286,981	27,604,681
Effect of dilutive securities:
Common stock options	—	—
Total weighted average shares outstanding assuming dilution	27,286,981	27,604,681
Anti-dilutive stock options	—	—
Shares of common stock issued from the exercise of stock options	3,924	3,970

14.    Stock-Based Compensation

The Compensation Committee of the Company's Board of Directors is responsible for the administration of the Company's stock incentive plans, which include the 2011 Long Term Incentive Plan, or the "2011 LTIP", which was approved by shareholders in May 2011 and authorized the maximum aggregate number of shares of common stock to be issued at 3,000,000. In general, the Company's 2011 LTIP provides for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but are generally 10 years from the date of issuance.  Options generally vest over a three to five year period.

In the three months ended March 31, 2016 and 2015, compensation expense related to stock based awards outstanding was $433,000 and $788,000, respectively.

In the three months ended March 31, 2016, 3,924 options were exercised, generating proceeds to the Company of approximately $8,000. In the three months ended March 31, 2015, 3,970 options were exercised, generating proceeds to the Company of approximately $28,000.

At March 31, 2016, total unrecognized compensation expense related to unvested stock and options was approximately $2.0 million, which is expected to be recognized over a period of approximately two years.

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

	Three months ended March 31, 2016	Three months ended March 31, 2015
Heavy Civil Marine Construction
Contract revenues	$62,415	$81,455
Operating loss	(1,068)	1,847
Depreciation and amortization expense	(5,067)	(5,445)

Total Assets	$305,270	$339,946
Property, Plant and Equipment, net	150,978	162,057

Commercial Concrete Construction
Contract revenues	$67,208	$—
Operating income	241	—
Depreciation and amortization expense	(3,483)	—

Total Assets	$147,009	$—
Property, Plant and Equipment, net	15,033	—

There were no intersegment revenues between the Company's two reportable segments for the three months ended March 31, 2016 and 2015. The heavy civil marine construction segment had foreign revenues of $2.4 million and $7.3 million for the three months ended March 31, 2016 and 2015. These revenues are derived from projects in Mexico and the Caribbean and are paid in U.S. dollars. There was no foreign revenue for the commercial concrete construction segment.

17.    Related Party Transactions

Upon the completion of the acquisition of TAS, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the commercial concrete construction segment. Annual lease expense will be approximately $820,000, of which approximately $205,000 represented lease expense during the three months ended March 31, 2016.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2015 audited consolidated financial statements and notes thereto included in its 2015 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K  and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report.

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

First quarter 2016 recap and 2016 Outlook

During the first quarter, we experienced slightly slower productivity during the quarter as a result of specific weather conditions on certain projects, primarily on the East Coast. Additionally, several customer directed delays and changes related to the completion of the three remaining troubled Tampa projects previously discussed, all of which caused the timing and mix of jobs to be slightly different than anticipated. Despite these temporary setbacks which occurred in the heavy civil marine construction segment, we remain confident in our long term market outlook and our ability to produce consistently profitable results going forward. The commercial concrete construction segment continues to perform well, particularly in the Dallas market with solid market drivers and new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, continue to be let at normal levels. We are hopeful for a more normalized year of lettings from the U.S. Corps of Engineers now that funding for the remainder of fiscal year 2016 has been approved.

Heavy Civil Marine Construction Segment

Demand for our heavy civil marine construction services remains strong. We continue to see solid demand for turn-key solutions from our private customers. This demand is currently being driven by increased need for waterside storage for domestically produced crude oil, and we believe similar opportunities in the future will also be driven by the continued expansion of petrochemical and liquefied natural gas facilities, as well as the potential for crude exports at some point. Opportunities from local port authorities also remain solid, many of which are related to the upcoming completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the Resources and Ecosystems Sustainability, Tourism Opportunities and Revived Economy of the Gulf Coast Act of 2011 (the "RESTORE Act") towards the end of 2016. We believe the adjustments we have made to our capital assets will allow us to better meet market demand for projects from both our public and private customers in the future.

Commercial Concrete Construction Segment

Our commercial concrete construction segment is experiencing growth in nonresidential construction as a result of significant population increases. Demand for the construction of retail establishments, medical facilities and schools continues to grow as the populations of Houston and Dallas continue to expand. With strong bids outstanding and backlog, particularly in the Dallas market, we expect 2016 to be another positive year for this segment. We also continue to explore potential opportunities to bring both our heavy civil marine construction and commercial concrete construction services to work on projects.

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

•
The Water Resources Reform and Development Act (the "WRRDA Act") authorizing expenditures for the conservation and development of the nation's waterways, as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill; and

•	Proposed 6-year extension of the Highway Bill currently under consideration in the Senate.

Consolidated Results of Operations

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which is generally less than a year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. Many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been adversely affected by contract cancellations or modifications in the past, we may be in the future, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any time.

Backlog for our heavy civil marine construction segment at March 31, 2016 was $199.3 million, as compared with $208.5 million at March 31, 2015.

Backlog for our commercial concrete construction segment at March 31, 2016 was $185.5 million, as compared with $157.5 million at March 31, 2015.

Three months ended March 31, 2016 compared with three months ended March 31, 2015

	Three months ended March 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$129,623	100.0%	$81,455	100.0%
Cost of contract revenues	114,912	88.7%	72,999	89.6%
Gross profit	14,711	11.3%	8,456	10.4%
Selling, general and administrative expenses	15,538	12.0%	8,692	10.7%
Operating loss from operations	(827)	(0.7)%	(236)	(0.3)%
Other (expense) income
Gain on sale of assets, net	372	0.3%	43	0.1%
Other income	13	—%	—	—%
Interest income	1	—%	12	—%
Interest expense	(1,517)	(1.2)%	(238)	(0.3)%
Other expense, net	(1,131)	(0.9)%	(183)	(0.2)%
Loss before income taxes	(1,958)	(1.6)%	(419)	(0.5)%
Income tax benefit	(750)	(0.6)%	(161)	(0.2)%
Net loss attributable to Orion common stockholders	$(1,208)	(1.0)%	$(258)	(0.3)%

Contract Revenues. Consolidated contract revenues for the three months ended March 31, 2016 were $129.6 million as compared with $81.5 million in the comparable prior year period, which was an increase of $48.2 million, or 59.1% from the comparable period in the prior year. This increase is attributable to the acquisition of TAS, which accounted for $67.2 million in contract revenues, offset by a decrease in the heavy civil marine construction segment of $19.0 million from the comparable prior year period. This decrease is primarily attributable to some specific weather conditions slowing productivity on certain jobs on the East Coast, as well as some customer directed changes and delays which changed the timing and mix of jobs.

Contract revenues generated from private sector customers for the heavy civil marine construction segment represented 65.4% of segment contract revenues in the period, which is an increase of $2.6 million from the comparable prior period. Contract revenue generated from private sector customers for the heavy civil marine construction segment totaled approximately $40.8 million, or an increase of 6.9% from the comparable period in the prior year.

Contract revenues generated from public sector customers for the heavy civil marine construction segment represented 34.6% of segment contract revenues in the first quarter of 2016, or approximately $21.6 million, as compared with $43.2 million or 53.1%, in the comparable prior year period. The decrease in revenue is due to a shift in timing of projects as well as completion of certain projects during 2015.

Contract revenues in the commercial concrete construction segment are primarily derived from private sector customers. Private sector customers represent $59.6 million, or 88.7%, of total contract revenues for the commercial concrete construction segment.

Gross Profit.   Gross profit was $14.7 million in the three months ended March 31, 2016, as compared with $8.5 million in the comparable prior year period. Gross margin in the first quarter was 11.3%, as compared with 10.4% in the comparable prior year period. Gross profit increased primarily as a result of the addition of the commercial concrete construction segment, which contributed $8.2 million to gross profit in the first quarter of 2016.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the first quarter of 2016 were $15.5 million as compared with $8.7 million in the comparable prior year period, which was an increase of $6.8 million, or 78.8%. The increase is partially attributable to the addition of the commercial concrete construction segment, which contributed $5.5 million in additional SG&A expenses during the period. Additional increases are associated with higher payroll and payroll related costs, increased audit fees (primarily as a result of the acquisition of TAS) and certain one time arrangement fees associated with our credit agreement amendment.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 38.3% for 2016. This differs from the statutory rate of 35%, primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2016, our working capital was $73.6 million, as compared with $75.3 million at December 31, 2015. As of March 31, 2016, we had cash on hand of $1.6 million. Due to the outstanding amount on our revolver and outstanding letters of credit, our borrowing capacity at March 31, 2016 was approximately $32.9 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Cash flows (used in) provided by operating activities	$(3,357)	$5,490
Cash flows used in investing activities	$(6,729)	$(5,660)
Cash flows provided by (used in) financing activities	$10,320	$(3,989)

Capital expenditures (included in investing activities above)	$(7,231)	$(5,712)

Operating Activities. In the first three months of 2016, our operations used approximately $3.4 million of cash, as compared with cash provided by operations in the comparable prior year period of $5.5 million. The change in cash between periods was $8.8 million and was attributable to a net loss of $1.2 million, changes in depreciation and amortization expense, deferred income taxes, and stock compensation expense of approximately $2.2 million, offset by a $9.8 million decrease in working capital.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $7.2 million in the three months ended March 31, 2016, as compared with $5.7 million in the comparable prior year period. The increase is primarily a result of timing of purchase of capital assets. The Company is on track to meet its projected capital expenditures budget for the current fiscal year.

Financing Activities. During the first quarter of 2016, we drew down $22.0 million from our revolving line of credit. Additionally, we repaid $10.0 million on this draw, as well as made our regularly scheduled debt payments on the term loan. In the comparable prior year period, we paid back the temporary draw on our line of credit to fund the purchase of a dry-dock in the amount of approximately $4.0 million.

Sources of Capital

The Company entered into a new syndicated credit agreement (the "Credit Agreement") on August 5, 2015 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank, and First Tennessee Bank NA. The primary purpose of the Credit Agreement was to finance the acquisition of TAS to provide a revolving line of credit, and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $50.0 million and a term loan with a commitment amount of $135.0 million (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. The rate for all loans at the time of loan origination was 4.75%. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on August 5, 2020.

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.5 million. In order to execute the First Amendment of the Credit Agreement, as discussed further below, additional costs were incurred of approximately $0.5 million. These costs were initially capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. During the first quarter of 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. Upon adoption of this guidance, debt issuance costs are now presented as a direct deduction from the carrying amount of the debt liability, of which $0.9 million was allocated to current debt and $3.3 million was allocated to long-term debt as of March 31, 2016. As of December 31, 2015, $0.5 million was allocated to current debt and $3.6 million was allocated to long-term debt.

The quarterly weighted average interest rate for the Credit Facility as of March 31, 2016 was 3.50%.

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving line of credit within one year, therefore, the outstanding balance as of March 31, 2016 has been classified as current.

As of March 31, 2016, the outstanding balance on the revolving line of credit was $16.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 3.50%. There was also an outstanding letter of credit in the amount of $1.1 million as of March 31, 2016, which reduced the maximum borrowing availability on the revolving line of credit to $32.9 million as of March 31, 2016. The Company made payments of $10.0 million on the outstanding revolving balance during the first quarter of 2016. Subsequent to March 31, 2016, the Company drew $10.0 million from the revolving line of credit to use for working capital needs. Also, subsequent to March 31, 2016, the Company made payments of $2.0 million on the outstanding revolving balance.

Provisions of the term loan

At March 31, 2016, the outstanding term loan component of the Credit Facility totaled $104.9 million and was secured by specific assets of the Company. The principal amount of $135.0 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). The table below outlines the total remaining payment amounts annually for the next five years for the term loan through maturity of the Credit Facility:

2016	$6,750
2017	11,813
2018	13,500
2019	15,188
2020	57,687
$104,938

The Company made the scheduled quarterly principal payment of $1.7 million, which reduced the outstanding principal balance to $104.9 million at March 31, 2016. The current portion of debt is $9.3 million and the non-current portion is $95.6 million. As of March 31, 2016, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.50%. Subsequent to March 31, 2016, the Company made an additional unscheduled principal payment of $1.6 million on the term loan.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 1.25 to 1.00.

•	A consolidated Leverage Ratio to not exceed the following during each noted period:
-Closing Date through and including December 31, 2015, to not exceed 3.25 to 1.00;
-Fiscal Quarter Ending March 31, 2016, to not exceed 4.00 to 1.00;
-Fiscal Quarter Ending June 30, 2016, to not exceed 3.75 to 1.00;
-Fiscal Quarter Ending September 30, 2016, to not exceed 3.25 to 1.00;
-Fiscal Quarter Ending December 31, 2016, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending June 30, 2017 and each Fiscal Quarter thereafter, to not exceed 2.50 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

During the first quarter of 2016, the Company initiated discussions with the lead bank in an effort to explore available options given the step down of the Leverage Ratio covenant and concerns the Company would not be in compliance with financial covenants. An amendment to the Credit Agreement was executed during April 2016, which was effective as of March 31, 2016. The Leverage Ratio was adjusted beginning with the quarter ended March 31, 2016 through June 30, 2017, as reflected above. The Fixed Charge Coverage Ratio was unchanged. This amendment to the Credit Agreement will increase the cost of the Company’s borrowings if the Leverage Ratio exceeds 3.25 to 1.00 and will impose additional limitations on certain types of activities, such as acquisitions. With the execution of the aforementioned amendment, the Company was in compliance with all financial covenants as of March 31, 2016.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position is adequate for general business requirements and to service its debt.
Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of March 31, 2016 is $0.9 million, which is reflected in the balance sheet as a liability.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At March 31, 2016, we believe our capacity under our current bonding arrangement was in excess of $400.0 million, of which we had approximately $220.0 million in surety bonds outstanding. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials and other items, such as fuel. Due to the relative short-term duration of our projects, we are generally able to include anticipated price increases in the cost of our bids.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our results of operations are subject to risks related to fluctuation in commodity prices and fluctuations in interest rates. Historically, our exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in countries where we perform work. Foreign currency fluctuations were immaterial in this reporting period.

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

Interest rate risk
At March 31, 2016, we had $121.0 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three month period of 3.50%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

Item 4.                      Controls and Procedures

•
Evaluation of Disclosure Controls and Procedures.  As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief

Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

•
Changes in Internal Controls.  There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

For information about litigation involving us, see Note 15 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2015 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended March 31, 2016.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.                      Exhibits

Exhibit
Number	Description

2.1
Membership Interests Purchase Agreement dated August 5, 2015 by and among T.A.S. Holdings, LLC and Orion Concrete Construction, LLC (Schedules, exhibits and similar attachments to the Purchase Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015 (File No. 1-33892)).

3.1
Amended and Restated Certificate of Incorporation of Orion Marine Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

3.2
Amended and Restated Bylaws of Orion Marine Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

4.1
Registration Rights Agreement by and between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

10.1
Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015 (File No. 1-33982)).

*10.2
First amendment, effective March 31, 2016, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager.

* 31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Title 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* filed herewith
† management or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION MARINE GROUP, INC.

By:	/s/ Mark R. Stauffer
May 6, 2016	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
May 6, 2016	Christopher J. DeAlmeida
Vice President and Chief Financial Officer