Form 10-Q
period 2016-06-30
Orion Group Holdings Inc
filed 2016-08-05
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_________
Commission File Number:
1-33891

 ORION GROUP HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	26-0097459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12000 Aerospace Avenue, Suite 300 Houston, Texas	77034
(Address of principal executive offices)	(Zip Code)

713-852-6500
(Registrant’s telephone number, including area code)

ORION MARINE GROUP, INC.
 (Former name, former address and former fiscal year, if changed since last report)
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of August 5, 2016, 27,680,643 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

ORION GROUP HOLDINGS, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2016

Part I - Financial Information
Item 1 Financial Statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,512	$1,345
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	68,599	72,358
Retainage	34,994	21,040
Other current	3,592	5,313
Income taxes receivable	83	83
Inventory	5,395	4,867
Deferred tax asset	3,108	3,108
Costs and estimated earnings in excess of billings on uncompleted contracts	48,401	59,608
Assets held for sale	6,375	6,375
Prepaid expenses and other	3,766	4,627
Total current assets	175,825	178,724
Property and equipment, net	164,384	165,989
Accounts receivable, non-current	765	222
Retainage, non-current	4,337	14,393
Inventory, non-current	4,911	6,218
Goodwill	66,351	65,982
Intangible assets, net of amortization	25,676	29,319
Other noncurrent	1,085	615
Total assets	$443,334	$461,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$21,365	$12,004
Accounts payable:
Trade	41,533	52,719
Retainage	1,002	1,671
Accrued liabilities	15,998	22,149
Taxes payable	507	813
Billings in excess of costs and estimated earnings on uncompleted contracts	27,039	28,484
Total current liabilities	107,444	117,840
Long-term debt, net of debt issuance costs	88,356	94,605
Other long-term liabilities	2,216	1,813
Deferred income taxes	18,165	19,345
Interest rate swap liability	1,242	145
Total liabilities	217,423	233,748
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 28,393,898 and 27,992,589 issued; 27,682,667 and 27,281,358 outstanding at June 30, 2016 and December 31, 2015, respectively	279	279
Treasury stock, 711,231 and 711,231 shares, at cost, as of June 30, 2016 and December 31, 2015, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	(1,242)	(145)
Additional paid-in capital	170,046	168,736
Retained earnings	63,368	65,384
Total stockholders’ equity	225,911	227,714
Total liabilities and stockholders’ equity	$443,334	$461,462
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Contract revenues	$140,301	$86,091	$269,924	$167,546
Costs of contract revenues	123,355	80,066	238,267	153,065
Gross profit	16,946	6,025	31,657	14,481
Selling, general and administrative expenses	16,899	8,794	32,437	17,486
Gain on sale of assets, net	(234)	(57)	(606)	(100)
Operating income (loss) from operations	281	(2,712)	(174)	(2,905)
Other (expense) income
Other income	9	—	22	—
Interest income	—	4	1	17
Interest expense	(1,600)	(252)	(3,117)	(490)
Other expense, net	(1,591)	(248)	(3,094)	(473)
Loss before income taxes	(1,310)	(2,960)	(3,268)	(3,378)
Income tax benefit	(502)	(1,115)	(1,252)	(1,276)
Net loss attributable to Orion	$(808)	$(1,845)	$(2,016)	$(2,102)

Basic loss per share	$(0.03)	$(0.07)	$(0.07)	$(0.08)
Diluted loss per share	$(0.03)	$(0.07)	$(0.07)	$(0.08)
Shares used to compute loss per share
Basic	27,464,683	27,352,523	27,383,748	27,478,514
Diluted	27,464,683	27,352,523	27,383,748	27,478,514

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(808)	$(1,845)	$(2,016)	$(2,102)
Change in fair value of cash flow hedge, net of tax benefit of $195 and $680, respectively	(315)	—	(1,097)	—
Total comprehensive loss attributable to Orion	$(1,123)	$(1,845)	$(3,113)	$(2,102)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Earnings	Total
Balance, December 31, 2015	27,992,589	$279	(711,231)	$(6,540)	$(145)	$168,736	$65,384	$227,714
Stock-based compensation	—	$—	—	$—	$—	$1,302	$—	$1,302
Exercise of stock options	3,924	$—	—	$—	$—	$8	$—	$8
Issuance of restricted stock	402,945	$—	—	$—	$—	$—	$—	$—
Cash flow hedge (net of tax)	—	$—	—	$—	$(1,097)	$—	$—	$(1,097)
Forfeiture of restricted stock	(5,560)	$—	—	$—	$—	$—	$—	$—
Net loss	—	$—	—	$—	$—	$—	(2,016)	$(2,016)
Balance, June 30, 2016	28,393,898	$279	(711,231)	$(6,540)	$(1,242)	$170,046	$63,368	$225,911

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,016)	$(2,102)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization	17,203	10,654
Deferred financing cost amortization	620	—
Bad debt expense	—	11
Deferred income taxes	(1,180)	(1,160)
Stock-based compensation	1,302	1,315
Gain on sale of property and equipment	(606)	(100)
Change in operating assets and liabilities:
Accounts receivable	1,037	(11,135)
Income tax receivable	—	233
Inventory	779	(97)
Prepaid expenses and other	861	356
Costs and estimated earnings in excess of billings on uncompleted contracts	11,207	(932)
Accounts payable	(11,857)	6,282
Accrued liabilities	(5,469)	(946)
Income tax payable	(306)	(730)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,444)	(4,792)
Deferred revenue	—	(34)
Net cash provided by (used in) operating activities	10,131	(3,177)
Cash flows from investing activities:
Proceeds from sale of property and equipment	888	166
Contributions to CSV life insurance	(471)	—
TAS acquisition adjustment	(369)	—
Purchase of property and equipment	(12,513)	(7,533)
Net cash used in investing activities	(12,465)	(7,367)
Cash flows from financing activities:
Borrowings from Credit Facility	32,000	—
Payments made on borrowings from Credit Facility	(29,021)	(4,541)
Loan costs from Credit Facility	(486)	—
Exercise of stock options	8	28
Purchase of shares into treasury	—	(3,101)
Net cash provided by (used in) financing activities	2,501	(7,614)
Net change in cash and cash equivalents	167	(18,158)
Cash and cash equivalents at beginning of period	1,345	38,893
Cash and cash equivalents at end of period	$1,512	$20,735
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,588	$490
Taxes (net of refunds)	$235	$434

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business

On May 19, 2016, the Board of Directors of Orion Marine Group, Inc. approved a name change to Orion Group Holdings, Inc. (the “Company”), to better reflect its operating profile and strategic outlook, following the acquisition of a commercial concrete construction company.  The Company now operates as two segments: the heavy civil marine construction segment, which will continue to operate under the Orion Marine Group brand and logo, and the commercial concrete construction segment, which will continue to operate under the TAS Commercial Concrete brand and logo.

Orion Group Holdings, Inc., its subsidiaries and affiliates, provide a broad range of construction and specialty services both on and off the water in the continental United States, Alaska, Canada and the Caribbean Basin through its heavy civil marine construction and commercial concrete construction segments. The Company’s heavy civil marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its commercial concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

The tools used by the chief operating decision maker to allocate resources and assess performance are based on two reportable and operating segments: heavy civil marine construction and commercial concrete construction.
Although we describe the business in this report in terms of the services the Company provides, the base of customers and the areas in which the Company operates, the Company has determined that its operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 - Segment Reporting.  In previous reporting periods, the Company reported its financial information based on one reportable segment, now known as the heavy civil marine construction segment. With the acquisition of TAS, the Company has expanded to two reportable and operating segments, adding the commercial concrete construction segment. See Note 3 for more information on the acquisition of TAS.
In making this determination, the Company considered the similar economic characteristics of its operations. For the heavy civil marine construction segment, the methods used, and the internal processes employed, to deliver heavy civil marine construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment has the same customers with similar funding drivers, and it complies with regulatory environments driven through Federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency ("EPA") and the U.S. Occupational Safety and Health Administration ("OSHA"), among others. Additionally, the segment is driven by macro-economic considerations including the level of import/export seaborne transportation, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
For the commercial concrete construction segment, the Company also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed, to deliver commercial concrete construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment complies with regulatory environments such as OSHA. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational development, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for future prospects and are similar across the segment.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

In addition, we have made certain reclassifications to prior period amounts in order to conform to the current period's presentation.

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

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition from construction contracts;

•	Allowance for doubtful accounts;

•	Assessing of goodwill and other long-lived assets for indicators of impairment;

•	Income taxes;

•	Self-insurance; and

•	Stock-based compensation.

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts using the percentage-of-completion method, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue is derived from the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. The Company records revenue and the unbilled receivable for project claims to the extent of costs incurred and to the extent management believes related collection is probable and includes no profit on claims recorded. In accordance with ASC 605-35-25-30, as of June 30, 2016, the Company recognized a claim of approximately $11.0 million with a customer. The Company believes collection of this claim is probable, although the full amount of the recorded claim may not be recognized. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

The Company’s projects are typically short in duration, and usually span a period of less than one year.  Historically, the Company has not had cause to combine or segment contracts.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at June 30, 2016 and December 31, 2015 consisted primarily of money market mutual funds and overnight bank deposits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in foreign countries where it performs work. Foreign currency fluctuations were immaterial in this reporting period.

Risk Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of accounts receivable.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of June 30, 2016. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of June 30, 2016 and December 31, 2015, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.

The Company negotiates change orders and claims with its customers. Unsuccessful negotiations of claims could result in a change to contract revenue that is less than amounts recorded, which could result in the recording of a loss. Successful claims negotiations could result in the recovery of previously recorded losses. Significant losses on receivables could adversely affect the Company’s financial position, results of operations and overall liquidity.

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

Fair Value Measurements

The Company evaluates and presents certain amounts included in the accompanying condensed consolidated financial statements at “fair value” in accordance with U.S. GAAP, which requires the Company to base its estimates on assumptions that market participants, in an orderly transaction, would use to price an asset or liability, and to establish a hierarchy that prioritizes the information used to determine fair value.  Refer to Note 8 for more information regarding fair value determination.

The Company generally applies fair value valuation techniques on a non-recurring basis associated with (1) valuing assets and liabilities acquired in connection with business combinations and other transactions; (2) valuing potential impairment loss related to long-lived assets; and (3) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets.

Inventory

Current inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or market. Where shipping and handling costs are incurred by the Company, these charges are included in inventory and charged to cost of contract revenue upon use. Non-current inventory consists of spare parts (including engines, cutters and gears) that require special order or long-lead times for manufacture or fabrication, but must be kept on hand to reduce equipment downtime.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. Assets held for sale at June 30, 2016 and December 31, 2015 are expected to be disposed of within one year.

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  Goodwill represents the costs in excess of fair values assigned to the identifiable assets acquired and liabilities assumed in the acquisition.  In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset more likely than not may be impaired. The Company determined that its operations comprise two reporting units for goodwill impairment testing, which match its two operating segments for financial reporting.

At June 30, 2016, goodwill totaled $66.4 million, of which $33.8 million relates to the heavy civil marine construction segment and $32.6 million relates to the commercial concrete construction segment. The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of its market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates, weighted average cost of capital and perpetual growth rates applied to cash flow projections. Also, inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. Other considerations are assumptions that market participants may use and analysis of comparable companies.

The Company's annual impairment test of goodwill is performed as of October 31 of each year or when circumstances arise that indicate a possible impairment might exist. Test of impairment requires a two-step process to be performed to analyze whether or not goodwill has been impaired. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, quantifies the impairment. The underlying assumptions used for determining fair value, as discussed above, require significant judgment and are susceptible to change from period to period and could potentially cause a material impact to the income statement. In the future, the Company's estimated fair value could be negatively impacted by extended declines in stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect of assessment of fair value.

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

The accrued liability for insurance includes incurred but not reported claims of $4.7 million and $8.0 million at June 30, 2016 and December 31, 2015, respectively.

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

3.     Business Acquisition
On August 5, 2015, the Company completed its acquisition of all the issued and outstanding memberships interest of T.A.S. Commercial Concrete Construction, LLC, T.A.S. Commercial Concrete Solutions, LLC, directly and indirectly all of the issued and outstanding membership interests of T.A.S. Proco, LLC, and 49% of the issued and outstanding membership interests of GLM Concrete Solutions, LLC, collectively known as "TAS", which is headquartered in Houston, Texas, for approximately $112 million in cash. The purpose of the acquisition was primarily to achieve growth by expanding the Company's current service offerings in addition to expansion into new markets. The tangible assets acquired include accounts receivable, prepaid assets, work in progress and fixed assets.
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

Under the acquisition method of accounting, the total acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of TAS based on their estimated fair values as of the closing of the acquisition. The table below outlines the total actual acquisition consideration allocated to the fair values of TAS’s tangible and intangible assets and liabilities as of August 5, 2015 and subsequent adjustments:

Accounts receivable	$54,987
Costs and estimated earnings in excess of billings on uncompleted contracts	4,372
Prepaid expenses and other current assets	828
Fixed assets, net	15,720
Investment in GLM Concrete Services, LLC	76
Goodwill	33,817
Other intangible assets	33,650
Accounts payable	(18,458)
Accrued expenses and other current liabilities	(13,015)
Total Acquisition Consideration At August 5, 2015	$111,977
Working Capital Adjustment	(1,633)
Final Adjustment(1)	$385
Total Acquisition Consideration	$110,729
(1) On June 17, 2016, the Company and TAS agreed to an amendment of the original purchase agreement. The purpose of this amendment was to revise the total purchase price by $385 thousand for certain adjustments to post-closing items.

The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill of $32.6 million arising from the acquisition consists primarily of synergies and business opportunities expected to be realized from the purchase of the Company. Goodwill for tax purposes is $32.6 million, which is amortizable over a 15 year period.

Finite-lived intangible assets include customer relationships and contractual backlog. Indefinite-lived intangible assets acquired include the trade name. (See Note 9).
The fixed assets acquired include construction equipment, office equipment, building improvements, and automobiles and trucks and will be depreciated in accordance with Company policy, generally 3 to 15 years.
The external costs associated with the transaction incurred and recorded during 2015 were approximately $400,000 and were included in selling, general and administrative expenses.
Pro Forma Results (unaudited)
The Company has calculated the pro forma impact of the acquisition of TAS on our operating results for the three and six months ended June 30, 2015. The following pro forma results give effect to this acquisition, assuming the transaction occurred on January 1, 2015.

	Pro Forma Results	Pro Forma Results
	For the Three Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2015
Contract Revenues	$136,565	$275,930
Operating (loss) income from continuing operations	$(695)	$2,666
Net (loss) income	$(1,171)	$298
Basic (loss) income per share	$(0.04)	$0.01
Diluted (loss) income per share	$(0.04)	$0.01

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

4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016		December 31, 2015
Federal Government	$2,177	2%	$4,230	5%
State Governments	3,439	3%	1,274	1%
Local Governments	17,085	17%	16,650	18%
Private Companies	80,892	78%	71,244	76%
Total receivables	$103,593	100%	$93,398	100%

At June 30, 2016 and December 31, 2015 no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the three and six months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,				Six months ended June 30,
	2016	%	2015	%	2016	%	2015	%
Federal	$7,776	6%	$11,083	13%	$11,932	4%	$23,667	14%
State	10,462	7%	12,942	15%	15,829	6%	22,572	13%
Local	22,470	16%	30,015	35%	42,147	16%	51,306	31%
Private	99,593	71%	32,051	37%	200,016	74%	70,001	42%
Total contract revenues	$140,301	100%	$86,091	100%	$269,924	100%	$167,546	100%

In the three and six months ended June 30, 2016, no single customer generated more than 10% of total contract revenues. In the three and six months ended June 30, 2015, a local port authority generated 15.1% and 11.4%, respectively, of total contract revenues.

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

5.     Contracts in Progress

Contracts in progress are as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$893,371	$782,934
Estimated earnings	136,699	132,694
	1,030,070	915,628
Less: Billings to date	(1,008,708)	(884,504)
	$21,362	$31,124
Included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$48,401	$59,608
Billings in excess of costs and estimated earnings on uncompleted contracts	(27,039)	(28,484)
	$21,362	$31,124

Costs and estimated earnings in excess of billings on completed contracts totaled $1.1 million at June 30, 2016.

6.    Property and Equipment

The following is a summary of property and equipment at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Automobiles and trucks	$2,506	$2,749
Building and improvements	31,374	28,226
Construction equipment	164,880	159,963
Vessels and other equipment	84,992	89,485
Office equipment	7,011	6,057
	290,763	286,480
Less: accumulated depreciation	(172,950)	(164,371)
Net book value of depreciable assets	117,813	122,109
Construction in progress	8,340	5,649
Land	38,231	38,231
	$164,384	$165,989

For the three months ended June 30, 2016 and 2015, depreciation expense was $6.8 million and $5.2 million, respectively. For the six months ended June 30, 2016 and 2015, depreciation expense was $13.6 million and $10.6 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

During 2015, the Company committed to a plan to review property and equipment within the heavy civil marine construction segment and adopted a plan to dispose of underutilized assets. These assets have been separately presented in the Condensed Consolidated Balance Sheets as “Assets held for sale” and are no longer depreciated. In connection with this disposal plan, the Company determined that the carrying value of certain of these assets exceeded its fair value, and consequently, the Company recorded an impairment loss of $1.7 million on those assets, which included any expected costs to sell. Additionally, various other assets were identified as underutilized and will be sold for salvage value. Approximately $6.4 million remain as held for sale on the Company's Consolidated Balance Sheet at June 30, 2016. The Company expects to dispose of the remaining assets within one year of the balance sheet date.
7.    Inventory

Current inventory at June 30, 2016 and December 31, 2015, of $5.4 million and $4.9 million respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at June 30, 2016 and December 31, 2015 of $4.9 million and $6.2 million respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

8.    Fair Value

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, the Company believes that the carrying value of its accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair values.

The Company classifies financial assets and liabilities into the following three levels based on the inputs used to measure fair value in the order of priority indicated:

•	Level 1- fair values are based on observable inputs such as quoted prices in active markets for identical assets or liabilities;

•
Level 2 - fair values are based on pricing inputs other than quoted prices in active markets for identical assets and liabilities and are either directly or indirectly observable as of the measurement date; and

•	Level 3- fair values are based on unobservable inputs in which little or no market data exists.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value requires judgment and may affect the placement of assets and liabilities within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2016
Assets:
Cash surrender value of life insurance policy	$906	—	906	—
Liabilities:
Derivatives	$2,012	—	2,012	—
December 31, 2015
Assets:
Cash surrender value of life insurance policy	$436	—	436	—
Liabilities:
Derivatives	$235	—	235	—

The Company's derivatives, which are comprised of interest rate swaps, are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty. These derivatives are classified as a Level 2 measurement within the fair value hierarchy. See Note 11 for additional information on the Company's derivative instrument.

Our commercial concrete segment has life insurance policies covering 4 employees with a combined face value of $11.1 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the consolidated balance sheets.

Other Fair Value Measurements

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short term nature, the Company believes that the carrying value of its accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair values.

In 2015, the Company acquired the assets of TAS, which resulted in the valuation of acquired assets and liabilities on a non-recurring basis, classified as Level 3 in the fair value hierarchy, of which there are none in the current year. See Note 3 for further information associated with the values recorded in our TAS acquisition.

The fair value of the Company's debt at June 30, 2016 and December 31, 2015 approximated its carrying value of $113.6 million and $110.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

9.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
Beginning balance, January 1	$65,982	$33,798
Additions	369	32,184
Ending balance	$66,351	$65,982

No indicators of goodwill impairment were identified during the six months ended June 30, 2016.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	Six months ended June 30,
	2016	2015
Intangible assets, January 1	$34,362	$7,602
Additions	—	—
Total intangible assets, end of period	34,362	7,602

Accumulated amortization, January 1	$(11,933)	$(7,515)
Current year amortization	(3,644)	(56)
Total accumulated amortization	(15,577)	(7,571)

Net intangible assets, end of period	$18,785	$31

Finite-lived intangible assets were acquired as part of the purchase of TAS which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $8.7 million and will be amortized over two years. Customer relationships were valued at approximately $18.1 million and will be amortized over eight years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the six months ended June 30, 2016, $3.6 million of amortization expense was recognized for these assets. Future expense remaining of approximately $18.8 million will be amortized as follows:

2016	$3,643
2017	4,554
2018	3,168
2019	2,462
2020	1,955
Thereafter	3,003
$18,785

Additionally, an indefinite-lived asset (trade name) was acquired as part of the purchase of TAS and valued at approximately $6.9 million. This asset will not be amortized but rather will be tested for impairment at least annually or when indicators of impairment exist. No indicators of impairment existed at June 30, 2016.
10.    Accrued Liabilities

Accrued liabilities at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Accrued salaries, wages and benefits	$7,952	$8,115
Accrual for insurance liabilities	4,718	7,998
Property taxes	1,296	2,020
Sales taxes	1,429	1,991
Interest	—	112
Payable to TAS Seller	—	728
Other accrued expenses	603	1,185
Total accrued liabilities	$15,998	$22,149

11.    Long-term Debt, Line of Credit and Derivatives

The Company entered into a syndicated credit agreement (the "Credit Agreement") on August 5, 2015 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank, and First Tennessee Bank NA. The primary purpose of the Credit Agreement was to finance the acquisition of TAS, to provide a revolving line of credit, and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

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

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.5 million. During the first quarter of 2016, the Company executed the First Amendment of the Credit Agreement and additional costs were incurred of approximately $0.5 million. These costs were initially capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. During the first quarter of 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. Upon adoption of this guidance, debt issuance costs are now presented as a direct deduction from the carrying amount of the debt liability, of which $0.8 million was allocated to current debt and $3.1 million was allocated to long-term debt as of June 30, 2016. As of December 31, 2015, $0.5 million was allocated to current debt and $3.6 million was allocated to long-term debt.

The quarterly weighted average interest rate for the Credit Facility as of June 30, 2016 was 3.81%.

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving line of credit within one year, therefore, the outstanding balance as of June 30, 2016 has been classified as current.

As of June 30, 2016, the outstanding balance on the revolving line of credit was $12.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 4.00%. There was also an outstanding letter of credit in the amount of $1.1 million as of June 30, 2016, which reduced the maximum borrowing availability on the revolving line of credit to $36.9 million as of June 30, 2016. The Company made payments of $14.0 million on the outstanding revolving balance during the second quarter of 2016. Subsequent to June 30, 2016, the Company drew $10.0 million from the revolving line of credit to use for working capital needs.

Provisions of the term loan

The original principal amount of $135.0 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). At June 30, 2016, the outstanding term loan component of the Credit Facility totaled $101.6 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the next five years for the term loan through maturity of the Credit Facility:

2016	$5,062
2017	11,813
2018	13,500
2019	15,188
2020	56,062
$101,625

The Company made the scheduled quarterly principal payment of $1.7 million and additional payments of $1.6 million, which reduced the outstanding principal balance to $101.6 million at June 30, 2016. The current portion of debt is $10.1 million and the non-current portion is $91.5 million. As of June 30, 2016, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 4.00%.

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

As of June 30, 2016, the Company was in compliance with all financial covenants.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt.
Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of June 30, 2016 is $1.2 million, which is reflected in the balance sheet as a liability.

12.    Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the six months ended June 30, 2016 and 2015 was 38.3% and 37.7%, respectively. The 2016 effective tax rate differed from the Company’s statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense. The 2015 effective tax rate differed from the Company's statutory rate of 35% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense, offset by a benefit related to the domestic production gross receipts deduction.

The Company assessed the realizability of its deferred tax assets at June 30, 2016, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $3.7 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to partially utilize these NOLs against future income primarily with reversing of temporary differences attributable to depreciation and due to expiration dates well into the future. However, the Company has determined that a portion of the NOLs specifically related to Florida will more likely than not be unable to be fully utilized. Therefore, a valuation allowance of $1.6 million was established during the third quarter of 2015 for this portion of the NOL. For federal tax reporting purposes, the Company has utilized its ability to carry losses back prior to 2015. Approximately $1.1 million remains as a federal tax carryforward, which the Company believes it will be able to utilize before expiration.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2016.

13.     Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. In the three months ended June 30, 2016 and June 30, 2015, no potential common stock equivalents were included as the effect of such would be anti-dilutive. For the three month periods ended June 30, 2016 and June 30, 2015, the Company had 2,358,684 and 2,012,770 securities, respectively, that were potentially dilutive in future earnings per share calculations. For the six months ended June 30, 2016 and June 30, 2015, the Company had 2,239,139 and 2,002,337 securities, respectively, that were potentially dilutive in future earnings calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic:
Weighted average shares outstanding	27,464,683	27,352,523	27,383,748	27,478,514
Diluted:
Total basic weighted average shares outstanding	27,464,683	27,352,523	27,383,748	27,478,514
Effect of dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	27,464,683	27,352,523	27,383,748	27,478,514
Anti-dilutive stock options	2,317,572	950,817	2,237,217	954,328
Shares of common stock issued from the exercise of stock options	—	—	3,924	3,970

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

In the three months ended June 30, 2016 and 2015, compensation expense related to stock based awards outstanding was $869,000 and $510,000, respectively. In the six months ended June 30, 2016 and 2015, compensation expense related to stock based awards outstanding was $1.3 million and $1.3 million, respectively.

In May 2016, the Company granted certain executives options to purchase 519,314 shares of common stock and used the Black Scholes option pricing model to estimate the fair value of these options using the following assumptions:

Grant-date fair value	$1.67
Risk-free interest rate	1.06%
Expected volatility	49%
Expected term of options (in years)	3.0
Dividend yield	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants. The expected term represents the period in which the Company's equity awards are expected to be outstanding.

Also, in May 2016, certain officers and executives of the Company were awarded 384,359 shares of restricted common stock. The fair value on the date of the grant was $4.94 per share.

In May 2016, the Company awarded certain executives 68,977 shares of performance based stock options, with 100% of shares to be earned based on the achievement of an objective return on invested capital measured over a two-year performance period. The fair value on the date of the grant of $4.94 per share.

The Company applies a 3.2% forfeiture rate to its restricted stock and option grants from the 2011 LTIP and a 5.5% forfeiture rate on all other plans.

In the three months ended June 30, 2016 and June 30, 2015, no options were exercised, generating no proceeds to the Company. In the six months ended June 30, 2016, 3,924 options were exercised, generating proceeds to the Company of approximately $8,000. In the six months ended June 30, 2015, 3,970 options were exercised, generating proceeds to the Company of approximately $28,000.

At June 30, 2016, total unrecognized compensation expense related to unvested stock and options was approximately $3.7 million, which is expected to be recognized over a period of approximately two years.

15.    Commitments and Contingencies

From time to time the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business.  These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.  The Company does not believe any other proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows or financial condition.

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

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Heavy Civil Marine Construction
Contract revenues	$79,966	$86,091	$142,381	$167,546
Operating loss	(1,212)	(2,712)	(4,354)	(2,905)
Depreciation and amortization expense	(5,176)	(5,209)	(10,243)	(10,654)

Total Assets	$297,207	$342,136	$297,207	$342,136
Property, Plant and Equipment, net	149,912	158,642	149,912	$158,642

Commercial Concrete Construction
Contract revenues	$60,335	$—	$127,543	$—
Operating income	1,493	—	4,180	—
Depreciation and amortization expense	(3,477)	—	(6,960)	—

Total Assets	$146,127	$—	$146,127	$—
Property, Plant and Equipment, net	14,472	—	14,472	—

There were no intersegment revenues between the Company's two reportable segments for the three and six months ended June 30, 2016 and 2015. The heavy civil marine construction segment had foreign revenues of $3.7 million and $11.3 million for the three months ended June 30, 2016 and 2015 and $6.1 million and $18.5 million for the six months ended June 30, 2016 and 2015. These revenues are derived from projects in Mexico and the Caribbean and are paid in U.S. dollars. There was no foreign revenue for the commercial concrete construction segment.

17.    Related Party Transactions

Upon the completion of the acquisition of TAS, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the commercial concrete construction segment. Annual lease expense will be approximately $820,000, of which approximately $205,000 and $410,000 represented lease expense during the three and six months ended June 30, 2016, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Unless the context otherwise indicates, all references in this quarterly report to “Orion,” “the Company,” “we,” “our,” or “us” are to Orion Group Holdings, Inc. and its subsidiaries taken as a whole.

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

Overview

On May 19, 2016, the Board of Directors of Orion Marine Group, Inc. approved a name change to Orion Group Holdings, Inc. (the “Company”), to better reflect its operating profile and strategic outlook, following the acquisition of a commercial concrete construction company.  The Company now operates as two segments: the heavy civil marine construction segment, which will continue to operate under the Orion Marine Group brand and logo, and the commercial concrete constructions segment, which will continue to operate under the TAS Commercial Concrete brand and logo.

Orion Group Holdings, Inc., its subsidiaries and affiliates, provide a broad range of construction and specialty services both on and off the water in the continental United States, Alaska, Canada and the Caribbean Basin through its heavy civil marine construction and commercial concrete construction segments. The Company’s heavy civil marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its commercial concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

Second quarter 2016 recap and 2016 Outlook

During the second quarter, we are encouraged by the productivity of our operations and the sustained level of opportunities we see. We experienced slightly slower productivity in both operating segments during the quarter as a result of heavy rainfall, primarily in Texas. In our heavy civil marine construction segment, we have materially completed the remaining troubled Tampa projects. With these projects substantially behind us, we are confident that new management in our Tampa office have the tools and structure in place for profitable operations in the future. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, continue to be let at normal levels. We are also hopeful for a more normalized year of lettings from the U.S. Corps of Engineers with fiscal year 2016 funding in place. The commercial concrete construction segment continues to perform well, particularly in the Dallas market with solid market drivers and new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure.

Heavy Civil Marine Construction Segment

Demand for our heavy civil marine construction services remains strong. We continue to see solid demand to help maintain and expand the infrastructure that facilitates the movement of goods and people on and over waterways. Specifically, we continue to see bid opportunities from our private sector energy related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy. Over the long term, we expect further opportunities in this sector from petrochemical related customers, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities also remain solid, many of which are related to the upcoming completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the Resources and Ecosystems Sustainability, Tourism Opportunities and Revived Economy of the Gulf Coast Act of 2011 (the "RESTORE Act") towards the end of 2016. We believe the adjustments we have made to our capital assets will allow us to better meet market demand for projects from both our public and private customers in the future.

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

Commercial Concrete Construction Segment

Our commercial concrete construction segment's demand for services also remains strong. In the Houston market, we are seeing increasing demand for education, medical and retail space. The Dallas market continues to be a source of growth and continues to maintain peak backlog levels for that market. We believe solid demand for our commercial concrete construction segment will continue in our current operating markets and support our expansion in the Dallas market. We also continue to explore potential opportunities to bring both our heavy civil marine construction and commercial concrete construction services to work on projects.

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

Backlog for our heavy civil marine construction segment at June 30, 2016 was $166.4 million, as compared with $223.0 million at June 30, 2015.

Backlog for our commercial concrete construction segment at June 30, 2016 was $201.2 million, as compared with $174.3 million at June 30, 2015.

Three months ended June 30, 2016 compared with three months ended June 30, 2015

	Three months ended June 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$140,301	100.0%	$86,091	100.0%
Cost of contract revenues	123,355	87.9%	80,066	93.0%
Gross profit	16,946	12.1%	6,025	7.0%
Selling, general and administrative expenses	16,899	12.0%	8,794	10.2%
Gain on sale of assets, net	(234)	(0.1)%	(57)	(0.1)%
Operating income (loss) from operations	281	0.2%	(2,712)	(3.1)%
Other (expense) income
Other income	9	—%	—	—%
Interest income	—	—%	4	—%
Interest expense	(1,600)	(1.1)%	(252)	(0.3)%
Other expense, net	(1,591)	(1.1)%	(248)	(0.3)%
Loss before income taxes	(1,310)	(0.9)%	(2,960)	(3.4)%
Income tax benefit	(502)	(0.4)%	(1,115)	(1.3)%
Net loss attributable to Orion	$(808)	(0.5)%	$(1,845)	(2.1)%

Contract Revenues. Consolidated contract revenues for the three months ended June 30, 2016 were $140.3 million as compared with $86.1 million in the comparable prior year period, which was an increase of $54.2 million, or 63.0% from the comparable period in the prior year. This increase is attributable to the acquisition of TAS, which accounted for $60.3 million in contract revenues, offset by a decrease in the heavy civil marine construction segment of $6.1 million from the comparable prior year period. This decrease is primarily attributable to some specific weather conditions slowing productivity on certain jobs in Texas, as well as the timing and mix of jobs.

Contract revenues generated from private sector customers for the heavy civil marine construction segment represented 57.3% of segment contract revenues in the period, which is an increase of $13.8 million from the comparable prior period. Contract revenue generated from private sector customers for the heavy civil marine construction segment totaled approximately $45.8 million, or an increase of 43.0% from the comparable period in the prior year.

Contract revenues generated from public sector customers for the heavy civil marine construction segment represented 42.7% of segment contract revenues in the second quarter of 2016, or approximately $34.1 million, as compared with $54.0 million or 62.8%, in the comparable prior year period. The decrease in revenue is due to a shift in timing of projects as well as completion of certain projects during 2015.

Contract revenues in the commercial concrete construction segment are primarily derived from private sector customers. Private sector customers represent $53.8 million, or 89.1%, of total contract revenues for the commercial concrete construction segment.

Gross Profit.   Gross profit was $16.9 million in the three months ended June 30, 2016, as compared with $6.0 million in the comparable prior year period. Gross margin in the second quarter was 12.1%, as compared with 7.0% in the comparable prior year period. Gross profit increased primarily as a result of the addition of the commercial concrete construction segment, which contributed $6.9 million to gross profit in the second quarter of 2016. In addition, during this same period, gross profit for the heavy civil marine construction segment increased by approximately $4.0 million, despite a decrease in revenues, due to increased project efficiency, cost cutting and mix in project types.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the second quarter of 2016 were $16.9 million as compared with $8.8 million in the comparable prior year period, which was an increase of $8.1 million, or 92.0%. The increase is partially attributable to the addition of the commercial concrete construction segment, which contributed $5.4 million in additional SG&A expenses during the period. Additional increases are associated with higher payroll and payroll related costs, stock compensation costs, and certain consulting services fees.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 38.3% for 2016. This differs from the statutory rate of 35%, primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

	Six months ended June 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$269,924	100.0%	$167,546	100.0%
Cost of contract revenues	238,267	88.3%	153,065	91.4%
Gross profit	31,657	11.7%	14,481	8.6%
Selling, general and administrative expenses	32,437	12.0%	17,486	10.4%
Gain on sale of assets, net	(606)	(0.3)%	(100)	(0.1)%
Operating loss from operations	(174)	—%	(2,905)	(1.7)%
Other (expense) income
Other income	22	—%	—	—%
Interest income	1	—%	17	—%
Interest expense	(3,117)	(1.2)%	(490)	(0.3)%
Other expense, net	(3,094)	(1.2)%	(473)	(0.3)%
Loss before income taxes	(3,268)	(1.2)%	(3,378)	(2.0)%
Income tax benefit	(1,252)	(0.5)%	(1,276)	(0.8)%
Net loss attributable to Orion	(2,016)	(0.7)%	$(2,102)	(1.2)%

Contract Revenues. Consolidated contract revenues for the six months ended June 30, 2016 were $269.9 million as compared with $167.5 million in the comparable prior year period, which was an increase of $102.4 million, or 61.1% from the comparable period in the prior year. This increase is attributable to the acquisition of TAS, which accounted for $127.5 million in contract revenues, offset by a decrease in the heavy civil marine construction segment of $25.2 million from the comparable prior year period. This decrease is primarily attributable to some specific weather conditions slowing productivity on certain jobs on the East Coast and in Texas, as well as the timing and mix of jobs.

Contract revenues generated from private sector customers for the heavy civil marine construction segment represented 60.9% of segment contract revenues in the period, which is an increase of $16.7 million from the comparable prior period. Contract revenue generated from private sector customers for the heavy civil marine construction segment totaled approximately $86.7 million, or an increase of 23.8% from the comparable period in the prior year.

Contract revenues generated from public sector customers for the heavy civil marine construction segment represented 39.1% of segment contract revenues in the second quarter of 2016, or approximately $55.7 million, as compared with $97.5 million or 58.2%, in the comparable prior year period. The decrease in revenue is due to a shift in timing of projects as well as completion of certain projects during 2015.

Contract revenues in the commercial concrete construction segment are primarily derived from private sector customers. Private sector customers represent $113.3 million, or 88.9%, of total contract revenues for the commercial concrete construction segment.

Gross Profit.   Gross profit was $31.7 million in the six months ended June 30, 2016, as compared with $14.5 million in the comparable prior year period. Gross margin in the second quarter was 11.7%, as compared with 8.6% in the comparable prior year period. Gross profit increased primarily as a result of the addition of the commercial concrete construction segment, which contributed $15.1 million to gross profit in the second quarter of 2016. In addition, during this same period, gross profit for the heavy civil marine construction segment increased by approximately $2.1 million, despite a decrease in revenues, due to increased project efficiency, cost cutting and mix in project types.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the second quarter of 2016 were $32.4 million as compared with $17.5 million in the comparable prior year period, which was an increase of $14.9 million, or 85.5%. The increase is partially attributable to the addition of the commercial concrete construction segment, which contributed $11.0 million in additional SG&A expenses during the period. Additional increases are associated with higher payroll and payroll related costs stock compensation costs, and certain consulting services fees.

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

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2016, our working capital was $68.4 million, as compared with $60.9 million at December 31, 2015. As of June 30, 2016, we had cash on hand of $1.5 million. Due to the outstanding amount on our revolver and outstanding letters of credit, our borrowing capacity at June 30, 2016 was approximately $36.9 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
Cash flows provided by (used in) operating activities	$10,131	$(3,177)
Cash flows used in investing activities	$(12,465)	$(7,367)
Cash flows provided by (used in) financing activities	$2,501	$(7,614)

Capital expenditures (included in investing activities above)	$(12,513)	$(7,533)

Operating Activities. In the six months of 2016, our operations provided approximately $10.1 million of cash, as compared with cash used in operations in the comparable prior year period of $3.2 million. The change in cash between periods was $13.3 million and was primarily attributable to changes in depreciation and amortization expense and deferred financing costs of approximately $6.6 million, and changes of approximately $6.6 million in working capital.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $12.5 million in the six months ended June 30, 2016, as compared with $7.5 million in the comparable prior year period. The increase is primarily a result of timing of purchase of capital assets. The Company is on track to meet its projected capital expenditures budget for the current fiscal year.

Financing Activities. Through the six months ended June 30, 2016, we drew down $32.0 million from our revolving line of credit. Additionally, we repaid $24.0 million on this draw, as well as made our regularly scheduled debt payments and an additional payment on the term loan of $5.0 million, for a total of $29.0 million in debt payments. In the comparable prior year period, we paid back the temporary draw on our line of credit to fund the purchase of a dry-dock in the amount of approximately $4.5 million.

Sources of Capital

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

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.5 million. During the first quarter of 2016, the Company executed the First Amendment of the Credit Agreement and additional costs were incurred of approximately $0.5 million. These costs were initially capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. During the first quarter of 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. Upon adoption of this guidance, debt issuance costs are now presented as a direct deduction from the carrying amount of the debt liability, of which $0.8 million was allocated to current debt and $3.1 million was allocated to long-term debt as of June 30, 2016. As of December 31, 2015, $0.5 million was allocated to current debt and $3.6 million was allocated to long-term debt.

The quarterly weighted average interest rate for the Credit Facility as of June 30, 2016 was 3.81%.

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving line of credit within one year, therefore, the outstanding balance as of June 30, 2016 has been classified as current.

As of June 30, 2016, the outstanding balance on the revolving line of credit was $12.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 4.00%. There was also an outstanding letter of credit in the amount of $1.1 million as of June 30, 2016, which reduced the maximum borrowing availability on the revolving line of credit to $36.9 million as of June 30, 2016. The Company made payments of $14.0 million on the outstanding revolving balance during the second quarter of 2016. Subsequent to June 30, 2016, the Company drew $10.0 million from the revolving line of credit to use for working capital needs.

Provisions of the term loan

The original principal amount of $135.0 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). At June 30, 2016, the outstanding term loan component of the Credit Facility totaled $101.6 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the next five years for the term loan through maturity of the Credit Facility:

2016	$5,062
2017	11,813
2018	13,500
2019	15,188
2020	56,062
$101,625

The Company made the scheduled quarterly principal payment of $1.7 million and additional payments of $1.6 million, which reduced the outstanding principal balance to $101.6 million at June 30, 2016. The current portion of debt is $10.1 million and the non-current portion is $91.5 million. As of June 30, 2016, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 4.00%.

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

As of June 30, 2016, the Company was in compliance with all financial covenants.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt.
Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of June 30, 2016 is $1.2 million, which is reflected in the balance sheet as a liability.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At June 30, 2016, we believe our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $190 million in surety bonds outstanding. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials and other items, such as fuel, concrete, and steel. Due to the relative short-term duration of our projects, we are generally able to include anticipated price increases in the cost of our bids.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our results of operations are subject to risks related to fluctuation in commodity prices and fluctuations in interest rates. Historically, our exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in foreign countries where we perform work. Foreign currency fluctuations were immaterial in this reporting period.

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

Interest rate risk
At June 30, 2016, we had $113.6 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three month period of 3.81%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

There were no sales of equity securities in the period ended June 30, 2016.

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

*2.2	First Amendment, effective June 17, 2016, to the Membership Interests Purchase Agreement dated August 5, 2015.
*2.3	Post Closing Supplemental Agreement Amendment, effective June 17, 2016, as a supplement to the Membership Interests Purchase Agreement dated August 5, 2015.
*3.1	Amended and Restated Certificate of Incorporation of Orion Group Holdings, Inc.
*3.2	Amended and Restated Bylaws of Orion Group Holdings, Inc.
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

10.2
First amendment, effective March 31, 2016, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on May 6, 2016 (File No. 1-33892)).

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

ORION GROUP HOLDINGS, INC.

By:	/s/ Mark R. Stauffer
August 5, 2016	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
August 5, 2016	Christopher J. DeAlmeida
Vice President and Chief Financial Officer