Form 10-Q
period 2016-09-30
Orion Group Holdings Inc
filed 2016-11-08
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of November 8, 2016, 27,680,643 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

ORION GROUP HOLDINGS, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2016

Part I - Financial Information
Item 1 Financial Statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$3,146	$1,345
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	88,854	72,358
Retainage	37,546	21,040
Other current	3,785	5,313
Income taxes receivable	83	83
Inventory	5,518	4,867
Deferred tax asset	3,108	3,108
Costs and estimated earnings in excess of billings on uncompleted contracts	52,720	59,608
Assets held for sale	6,375	6,375
Prepaid expenses and other	2,624	4,627
Total current assets	203,759	178,724
Property and equipment, net	161,243	165,989
Accounts receivable, non-current	765	222
Retainage, non-current	6,664	14,393
Inventory, non-current	4,327	6,218
Goodwill	66,351	65,982
Intangible assets, net of amortization	23,854	29,319
Other noncurrent	1,244	615
Total assets	$468,207	$461,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$26,125	$12,004
Accounts payable:
Trade	50,992	52,719
Retainage	763	1,671
Accrued liabilities	19,445	22,149
Taxes payable	826	813
Billings in excess of costs and estimated earnings on uncompleted contracts	29,568	28,484
Total current liabilities	127,719	117,840
Long-term debt, net of debt issuance costs	85,367	94,605
Other long-term liabilities	2,387	1,813
Deferred income taxes	20,302	19,345
Interest rate swap liability	971	145
Total liabilities	236,746	233,748
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 28,391,874 and 27,992,589 issued; 27,680,643 and 27,281,358 outstanding at September 30, 2016 and December 31, 2015, respectively	283	279
Treasury stock, 711,231 and 711,231 shares, at cost, as of September 30, 2016 and December 31, 2015, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	(971)	(145)
Additional paid-in capital	170,582	168,736
Retained earnings	68,107	65,384
Total stockholders’ equity	231,461	227,714
Total liabilities and stockholders’ equity	$468,207	$461,462
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Contract revenues	$164,017	$137,061	$433,941	$304,607
Costs of contract revenues	139,849	128,783	378,116	281,848
Gross profit	24,168	8,278	55,825	22,759
Selling, general and administrative expenses	15,291	14,496	47,728	31,982
(Gain) loss on sale of assets, net	(654)	2,107	(1,260)	2,007
Operating income (loss) from operations	9,531	(8,325)	9,357	(11,230)
Other (expense) income
Other income	10	190	32	190
Interest income	—	13	1	30
Interest expense	(1,578)	(943)	(4,695)	(1,433)
Other expense, net	(1,568)	(740)	(4,662)	(1,213)
Income (loss) before income taxes	7,963	(9,065)	4,695	(12,443)
Income tax expense (benefit)	3,224	(1,669)	1,972	(2,945)
Net income (loss)	$4,739	$(7,396)	$2,723	$(9,498)

Basic earnings (loss) per share	$0.17	$(0.27)	$0.10	$(0.35)
Diluted earnings (loss) per share	$0.17	$(0.27)	$0.10	$(0.35)
Shares used to compute income (loss) per share
Basic	27,462,794	27,243,128	27,485,730	27,397,342
Diluted	27,463,987	27,243,128	27,485,730	27,397,342

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$4,739	$(7,396)	$2,723	$(9,498)
Change in fair value of cash flow hedge, net of tax expense of $67 and tax benefit of $613 for the three and nine months ended September 30, 2016, respectively, and net of tax benefit of $273 for the three and nine months ended September 30, 2015	271	(562)	(826)	(562)
Total comprehensive income (loss)	$5,010	$(7,958)	$1,897	$(10,060)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Earnings	Total
Balance, December 31, 2015	27,992,589	$279	(711,231)	$(6,540)	$(145)	$168,736	$65,384	$227,714
Stock-based compensation	—	$—	—	$—	$—	$1,842	$—	$1,842
Exercise of stock options	3,924	$—	—	$—	$—	$8	$—	$8
Issuance of restricted stock	402,945	$4	—	$—	$—	$(4)	$—	$—
Cash flow hedge (net of tax)	—	$—	—	$—	$(826)	$—	$—	$(826)
Forfeiture of restricted stock	(7,584)	$—	—	$—	$—	$—	$—	$—
Net income	—	$—	—	$—	$—	$—	$2,723	$2,723
Balance, September 30, 2016	28,391,874	$283	(711,231)	$(6,540)	$(971)	$170,582	$68,107	$231,461

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,723	$(9,498)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
Operating activities:
Depreciation and amortization	25,765	18,831
Deferred financing cost amortization	921	—
Bad debt expense	—	67
Deferred income taxes	957	(2,665)
Stock-based compensation	1,842	1,750
(Gain) loss on sale of property and equipment	(1,260)	2,007
Change in operating assets and liabilities:
Accounts receivable	(24,290)	(33,000)
Income tax receivable	—	233
Inventory	1,241	(397)
Prepaid expenses and other	2,127	(3,266)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,888	1,440
Accounts payable	(2,638)	10,114
Accrued liabilities	(1,942)	6,271
Income tax payable	13	(1,891)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,084	7,417
Deferred revenue	—	(34)
Net cash provided by (used in) operating activities	13,431	(2,621)
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,737	667
Contributions to CSV life insurance	(634)	—
TAS acquisition adjustment	(369)	—
Acquisition of TAS	—	(111,977)
Acquisition of HITS, net	—	(357)
Purchase of property and equipment	(16,334)	(13,577)
Net cash used in investing activities	(15,600)	(125,244)
Cash flows from financing activities:
Borrowings from Credit Facility	47,000	149,021
Payments made on borrowings from Credit Facility	(42,552)	(6,268)
Loan costs from Credit Facility	(486)	—
Extinguishment of debt	—	(32,427)
Exercise of stock options	8	28
Purchase of shares into treasury	—	(3,101)
Net cash provided by financing activities	3,970	107,253
Net change in cash and cash equivalents	1,801	(20,612)
Cash and cash equivalents at beginning of period	1,345	38,893
Cash and cash equivalents at end of period	$3,146	$18,281
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,864	$978
Taxes (net of refunds)	$999	$490

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

Orion Group Holdings, Inc., its subsidiaries and affiliates, provide a broad range of construction and specialty services in the continental United States, Alaska, Canada and the Caribbean Basin through its heavy civil marine construction and commercial concrete construction segments. The Company’s heavy civil marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its commercial concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts using the percentage-of-completion method, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue is derived from the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. The Company records revenue and the unbilled receivable for project claims to the extent of costs incurred and to the extent management believes related collection is probable and includes no profit on claims recorded. During the second quarter of 2016, in accordance with ASC 605-35-25-30, the Company recognized a claim of approximately $11.0 million with a customer. The Company believes collection of this claim is probable, although the full amount of the recorded claim may not be recognized. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at September 30, 2016 and December 31, 2015 consisted primarily of money market mutual funds and overnight bank deposits.

Foreign Currencies

Historically, the Company’s exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts, located in foreign countries where it performs work. Foreign currency fluctuations were immaterial for the reporting periods presented.

Risk Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of accounts receivable.

The Company depends on its ability to continue to obtain federal, state and local governmental contracts, and indirectly on the amount of funding available to these agencies for new and current governmental projects. Therefore, a portion of the Company’s operations is dependent upon the level and timing of government funding.  Statutory mechanics liens provide the Company high priority in the event of lien foreclosures following financial difficulties of private owners, thus minimizing credit risk with private customers.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of September 30, 2016 and December 31, 2015, the Company had not recorded an allowance for doubtful accounts.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. Assets held for sale at September 30, 2016 and December 31, 2015 are expected to be disposed of within one year.

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

At September 30, 2016, goodwill totaled $66.4 million, of which $33.8 million relates to the heavy civil marine construction segment and $32.6 million relates to the commercial concrete construction segment. The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of its market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates, weighted average cost of capital and perpetual growth rates applied to cash flow projections. Also, inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. Other considerations are assumptions that market participants may use and analysis of comparable companies.

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations and this assessment is updated on a periodic basis. See Note 14 for further discussion of the Company’s stock-based compensation plan.

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

The heavy civil marine construction segment maintains three levels of excess loss insurance coverage, totaling $150.0 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1.0 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10.0 million and the Watercraft Pollution Policy primary limit is $5.0 million. The commercial concrete construction segment maintains two levels of excess loss insurance coverage, totaling $150.0 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1.0 million has been exhausted.

If a claim arises and a potential insurance recovery is probable the impending gain is recognized separately from the related loss. The recovery will only be recognized up to the amount of the loss once the recovery of the claim is deemed probable and any excess gain will fall under contingency accounting and will only be recognized once it is realized. The Company does not net insurance recoveries against the related claim liability as the amount of the claim liability is determined without consideration of the anticipated insurance recoveries from third parties.

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

The accrued liability for insurance includes incurred but not reported claims of $5.0 million and $8.0 million at September 30, 2016 and December 31, 2015, respectively.

Prior Period Adjustment

The accompanying financial statements for the nine months ended September 30, 2016 include the correction of prior period accounting errors which resulted in additional net after-tax income in the period of approximately $0.4 million. The Company determined that the errors primarily impacted 2015. These corrections are reflected on the condensed consolidated statement of income in contract revenues, cost of contract revenues, selling, general and administrative expenses, and income tax expense for $4.8 million, $4.2 million, $0.1 million and $0.1 million, respectively.

The Company has considered the guidance found in ASC 250-10 and ASC 270-10 (SEC Staff Accounting Bulletin No. 99, Materiality, Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), in evaluating whether a restatement of prior financial statements is required as a result of the misstatement to such financial statements. ASC 250 requires that corrections of errors be recorded by restatement of prior periods if the error is material. The Company quantitatively and qualitatively assessed the materiality of the errors and concluded that the errors were not material to the Company's forecasted earnings for the year ended December 31, 2016, or any of its previously issued financial statements. This conclusion is based on current internal forecasts of operating results for the year ended December 31, 2016 as well as actual operating results for the years ended December 31, 2015. Actual results for the year ended December 31, 2016 could differ from those forecasted and result in a different conclusion.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The FASB issued this update to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact to its financial statements.

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
Pro Forma Results (unaudited)
The Company has calculated the pro forma impact of the acquisition of TAS on its operating results for the three and nine months ended September 30, 2015. The following pro forma results give effect to this acquisition, assuming the transaction occurred on January 1, 2015.

	Pro Forma Results
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2015
Contract Revenues	$164,716	$440,646
Operating loss from continuing operations	$(7,305)	$(5,177)
Net loss	$(5,279)	$(5,050)
Basic loss per share	$(0.19)	$(0.18)
Diluted loss per share	$(0.19)	$(0.18)
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

4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016		December 31, 2015
Federal Government	$812	1%	$4,230	5%
State Governments	6,994	6%	1,274	1%
Local Governments	16,582	13%	16,650	18%
Private Companies	102,012	80%	71,244	76%
Total receivables	$126,400	100%	$93,398	100%

At September 30, 2016 and December 31, 2015 no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2016	%	2015	%	2016	%	2015	%
Federal	$13,268	8%	$10,629	8%	$25,200	6%	$34,302	11%
State	13,285	8%	8,351	6%	29,114	7%	30,924	10%
Local	29,718	18%	43,768	32%	71,865	17%	95,076	31%
Private	107,746	66%	74,313	54%	307,762	70%	144,305	48%
Total contract revenues	$164,017	100%	$137,061	100%	$433,941	100%	$304,607	100%

In the three and nine months ended September 30, 2016 and 2015, no single customer generated more than 10% of total contract revenues.

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

5.     Contracts in Progress

Contracts in progress are as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$872,607	$782,934
Estimated earnings	167,697	132,694
	1,040,304	915,628
Less: Billings to date	(1,017,152)	(884,504)
	$23,152	$31,124
Included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$52,720	$59,608
Billings in excess of costs and estimated earnings on uncompleted contracts	(29,568)	(28,484)
	$23,152	$31,124

Costs and estimated earnings in excess of billings on completed contracts totaled $0.5 million at September 30, 2016 and $0.6 million at December 31, 2015.

6.    Property and Equipment

The following is a summary of property and equipment at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Automobiles and trucks	$2,525	$2,749
Building and improvements	31,374	28,226
Construction equipment	164,985	159,963
Vessels and other equipment	86,402	89,485
Office equipment	7,059	6,057
	292,345	286,480
Less: accumulated depreciation	(176,681)	(164,371)
Net book value of depreciable assets	115,664	122,109
Construction in progress	7,348	5,649
Land	38,231	38,231
	$161,243	$165,989

For the three months ended September 30, 2016 and 2015, depreciation expense was $6.7 million and $6.2 million, respectively. For the nine months ended September 30, 2016 and 2015, depreciation expense was $20.3 million and $16.8 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

During 2015, the Company committed to a plan to review property and equipment within the heavy civil marine construction segment and adopted a plan to dispose of underutilized assets. These assets have been separately presented in the Condensed Consolidated Balance Sheets as “Assets held for sale” and are no longer depreciated. In connection with this disposal plan, the Company determined that the carrying value of certain of these assets exceeded its fair value, and consequently, the Company recorded an impairment loss of $1.7 million on those assets during 2015, which included any expected costs to sell. Approximately $6.4 million remain as held for sale on the Company's Consolidated Balance Sheet at September 30, 2016. The Company expects to dispose of the remaining assets within one year of the balance sheet date. Additionally, various other assets were identified as underutilized and will be sold for salvage value. During the nine months ended September 30, 2016 approximately $0.3 million of these assets were sold for a loss of $0.2 million.
7.    Inventory

Current inventory at September 30, 2016 and December 31, 2015, of $5.5 million and $4.9 million respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at September 30, 2016 and December 31, 2015 of $4.3 million and $6.2 million respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

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

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
September 30, 2016
Assets:
Cash surrender value of life insurance policy	$1,069	—	1,069	—
Liabilities:
Derivatives	$1,674	—	1,674	—
December 31, 2015
Assets:
Cash surrender value of life insurance policy	$436	—	436	—
Liabilities:
Derivatives	$235	—	235	—

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

The fair value of the Company's debt at September 30, 2016 and December 31, 2015 approximated its carrying value of $115.1 million and $110.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

9.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Beginning balance, January 1	$65,982	$33,798
Additions	369	32,184
Ending balance	$66,351	$65,982

No indicators of goodwill impairment were identified during the nine months ended September 30, 2016.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	Nine months ended September 30,
	2016	2015
Intangible assets, January 1	$34,362	$7,602
Additions	—	26,220
Total intangible assets, end of period	34,362	33,822

Accumulated amortization, January 1	$(11,933)	$(7,571)
Current year amortization	(5,466)	(1,733)
Total accumulated amortization	(17,399)	(9,304)

Net intangible assets, end of period	$16,963	$24,518

Finite-lived intangible assets were acquired as part of the purchase of TAS which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $8.7 million and will be amortized over two years. Customer relationships were valued at approximately $18.1 million and will be amortized over eight years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the nine months ended September 30, 2016, $5.5 million of amortization expense was recognized for these assets. Future expense remaining of approximately $17.0 million will be amortized as follows:

2016	$1,821
2017	4,554
2018	3,168
2019	2,462
2020	1,955
Thereafter	3,003
$16,963
Additionally, an indefinite-lived asset (trade name) was acquired as part of the purchase of TAS and valued at approximately $6.9 million. This asset will not be amortized but rather will be tested for impairment at least annually or when indicators of impairment exist. No indicators of impairment existed at September 30, 2016.
10.    Accrued Liabilities

Accrued liabilities at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Accrued salaries, wages and benefits	$9,587	$8,115
Accrual for insurance liabilities	5,041	7,998
Property taxes	1,641	2,020
Sales taxes	2,248	1,991
Interest	—	112
Payable to TAS Seller	—	728
Other accrued expenses	928	1,185
Total accrued liabilities	$19,445	$22,149

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

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.5 million. During the first quarter of 2016, the Company executed the First Amendment of the Credit Agreement and additional costs were incurred of approximately $0.5 million. These costs were initially capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. During the first quarter of 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. Upon adoption of this guidance, debt issuance costs are now presented as a direct deduction from the carrying amount of the debt liability, of which $0.8 million was allocated to current debt and $2.8 million was allocated to long-term debt as of September 30, 2016. As of December 31, 2015, $0.5 million was allocated to current debt and $3.6 million was allocated to long-term debt.

The quarterly weighted average interest rate for the Credit Facility as of September 30, 2016 was 3.81%.

The Company's obligations under debt arrangements consisted of the following:

	September 30, 2016			December 31, 2015
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Revolving line of credit	$16,000	$(501)	$15,499	$4,021	$(147)	$3,874
Term loan - current	10,969	(343)	10,626	8,438	(308)	8,130
Total current debt	26,969	(844)	26,125	12,459	(455)	12,004
Term loan - long-term	88,125	(2,758)	85,367	98,188	(3,583)	94,605
Total debt	$115,094	$(3,602)	$111,492	$110,647	$(4,038)	$106,609

(1) Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the First Amendment to the Credit Agreement as previously discussed.

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving line of credit within one year, therefore, the outstanding balance as of September 30, 2016 has been classified as current.

As of September 30, 2016, the outstanding balance on the revolving line of credit was $16.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 3.56%. There was also $1.3 million in outstanding letters of credit as of September 30, 2016, which reduced the maximum borrowing availability on the revolving line of credit to $32.7 million as of September 30, 2016. The Company made payments of $11.0 million on the outstanding revolving balance during the third quarter of 2016. Subsequent to the third quarter, the Company drew $10.0 million on the revolving line of credit.

Provisions of the term loan

The original principal amount of $135.0 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). At September 30, 2016, the outstanding term loan component of the Credit Facility totaled $99.1 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the next five years for the term loan through maturity of the Credit Facility:

2016	$2,531
2017	11,813
2018	13,500
2019	15,188
2020	56,062
$99,094

During the three months ended September 30, 2016, the Company made the scheduled quarterly principal payment of $2.5 million, which reduced the outstanding principal balance to $99.1 million at September 30, 2016. The current portion of debt is $11.0 million and the non-current portion is $88.1 million. As of September 30, 2016, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.56%.

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

As of September 30, 2016, the Company was in compliance with all financial covenants.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of September 30, 2016 is $1.0 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of September 30, 2016 is $1.7 million.

12.    Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the nine months ended September 30, 2016 and 2015 was 42.0% and 23.7%, respectively. The 2016 effective tax rate differed from the Company’s statutory rate of 35.0% primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, and a true up to prior year taxes. The 2015 effective tax rate differed from the Company's statutory rate of 35.0% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense, offset by a benefit related to the domestic production gross receipts deduction.

The Company assessed the realizability of its deferred tax assets at September 30, 2016, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $3.7 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to partially utilize these NOLs against future income primarily with reversing of temporary differences attributable to depreciation and due to expiration dates well into the future. However, the Company has determined that a portion of the NOLs specifically related to Florida will more likely than not be unable to be fully utilized. Therefore, a valuation allowance of $1.6 million was established during the third quarter of 2015 for this portion of the NOL. For federal tax reporting purposes, the Company has utilized its ability to carry losses back prior to 2015. Approximately $3.8 million remains as a federal tax carryforward, which the Company believes it will be able to utilize before expiration.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2016.

13.     Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. In the three months ended September 30, 2016, 1,193 of dilutive common stock equivalents were included in the calculation and at September 30, 2015, no potential common stock equivalents were included as the effect of such would be anti-dilutive. For the nine months ended September 30, 2016 and 2015, no potential common stock equivalents were included as the effect of such would be anti-dilutive. For the three month periods ended September 30, 2016 and September 30, 2015, the Company had 2,540,826 and 2,015,415 securities, respectively, that were potentially dilutive in future earnings per share calculations. For the nine months ended September 30, 2016 and September 30, 2015, the Company had 2,340,874 and 2,006,744 securities, respectively, that were potentially dilutive in future earnings calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic:
Weighted average shares outstanding	27,462,794	27,243,128	27,485,730	27,397,342
Diluted:
Total basic weighted average shares outstanding	27,462,794	27,243,128	27,485,730	27,397,342
Effect of dilutive securities:
Common stock options	1,193	—	—	—
Total weighted average shares outstanding assuming dilution	27,463,987	27,243,128	27,485,730	27,397,342
Anti-dilutive stock options	2,491,502	1,077,816	2,304,701	959,631
Shares of common stock issued from the exercise of stock options	—	—	3,924	3,970

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

In the three months ended September 30, 2016 and 2015, compensation expense related to stock based awards outstanding was $540,000 and $439,000, respectively. In the nine months ended September 30, 2016 and 2015, compensation expense related to stock based awards outstanding was $1.8 million and $1.7 million, respectively.

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

The Company applies a 3.2% and a 5.5% forfeiture rate to its restricted stock and option grants from the 2011 LTIP, based on historical analysis.

In the three months ended September 30, 2016 and September 30, 2015, no options were exercised, generating no proceeds to the Company. In the nine months ended September 30, 2016, 3,924 options were exercised, generating proceeds to the Company of approximately $8,000. In the nine months ended September 30, 2015, 3,970 options were exercised, generating proceeds to the Company of approximately $28,000.

At September 30, 2016, total unrecognized compensation expense related to unvested stock and options was approximately $3.2 million, which is expected to be recognized over a period of approximately two years.

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

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2016	2015	2016	2015
Heavy Civil Marine Construction
Contract revenues	$82,169	$90,068	$224,550	$257,614
Operating income (loss)	3,272	(10,746)	(1,082)	(13,651)
Depreciation and amortization expense	(5,547)	(5,585)	(15,790)	(16,239)

Total Assets	$306,788	$348,074	$306,788	$348,074
Property, Plant and Equipment, net	146,361	149,162	146,361	$149,162

Commercial Concrete Construction
Contract revenues	$81,848	$46,993	$209,391	$46,993
Operating income	6,259	2,421	10,439	2,421
Depreciation and amortization expense	(3,015)	(2,592)	(9,975)	(2,592)

Total Assets	$161,419	$156,325	$161,419	$156,325
Property, Plant and Equipment, net	14,882	14,759	14,882	14,759

There were no intersegment revenues between the Company's two reportable segments for the three and nine months ended September 30, 2016 and 2015. The heavy civil marine construction segment had foreign revenues of $1.1 million and $4.5 million for the three months ended September 30, 2016 and 2015 and $7.2 million and $17.1 million for the nine months ended September 30, 2016 and 2015. These revenues are derived from projects in Mexico and the Caribbean and are paid in U.S. dollars. There was no foreign revenue for the commercial concrete construction segment.

17.    Related Party Transactions

Upon the completion of the acquisition of TAS, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the commercial concrete construction segment. Annual lease expense will be approximately $820,000, of which approximately $205,000 and $615,000 represented lease expense during the three and nine months ended September 30, 2016, respectively.

GLM Concrete Solutions, LLC (“GLM”), of which the Company owns 49% of the issued and outstanding membership interests, employs certain employees that are subcontracted to TAS, a wholly owned subsidiary of the Company, for certain projects.  As of the three and nine months ended September 30, 2016, payroll expense related to these subcontracted employees was $0.2 million and $0.5 million, respectively.  Additionally, GLM provides certain management services to TAS, including safety, human resources and project management.  As of the three and nine months ended September 30, 2016, management expense for these services was $0.1 million and $0.4 million, respectively.

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

Orion Group Holdings, Inc., its subsidiaries and affiliates, provide a broad range of construction and specialty services in the continental United States, Alaska, Canada and the Caribbean Basin through its heavy civil marine construction and commercial concrete construction segments. The Company’s heavy civil marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its commercial concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

Third quarter 2016 recap and 2017 Outlook

During the third quarter, we were encouraged by the productivity of our operations and the sustained level of opportunities we see. In our heavy civil marine construction segment, we have materially completed the remaining troubled Tampa projects. With these projects substantially behind us, we are confident that new management in our Tampa office have the tools and structure in place for profitable operations in the future. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, continue to be let at normal levels. We are focused on maintaining equipment utilization by targeting the right projects from our bid opportunities. The commercial concrete construction segment continues to perform well, particularly in the Dallas market with solid market drivers and new bid opportunities in the private sector.

In the beginning of October, Hurricane Matthew impacted our operations on the East Coast. This resulted in delayed projects as we took appropriate precautions necessary to maintain the safety of our employees, prevent any significant damage to ongoing projects, and prevent damage to our equipment. We were successful in our approach, but our East Coast operations saw delays in projects as a result of the storm. Additionally, some of our customers have experienced permit delays causing the anticipated start date of certain jobs to push out into 2017. As a result of these two factors, we believe fourth quarter results will fall below our initial expectations, however, this delay in activity will benefit 2017. Given the backlog we have today, the amount of low bids outstanding, and the amount of work to bid in the coming quarters, we are confident we will have a strong year in 2017.

Heavy Civil Marine Construction Segment

Demand for our heavy civil marine construction services remains strong. We continue to see solid demand to help maintain and expand the infrastructure that facilitates the movement of goods and people on and over waterways. Specifically, we continue to see bid opportunities from our private sector energy related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy. Over the long term, we expect further opportunities in this sector from petrochemical related customers, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities also remain solid, many of which are related to the completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the Resources and Ecosystems Sustainability, Tourism Opportunities and Revived Economy of the Gulf Coast Act of 2011 (the "RESTORE Act") towards the end of 2016. We believe the adjustments we have made to our capital assets will allow us to better meet market demand for projects from both our public and private customers in the future.

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

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill; and

•	Funding for highways and transportation under the FAST Act, which provides authority through 2020.

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

Backlog for our heavy civil marine construction segment at September 30, 2016 was $201.9 million, as compared with $223.7 million at September 30, 2015.

Backlog for our commercial concrete construction segment at September 30, 2016 was $186.3 million, as compared with $180.3 million at September 30, 2015.

Three months ended September 30, 2016 compared with three months ended September 30, 2015

	Three months ended September 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$164,017	100.0%	$137,061	100.0%
Cost of contract revenues	139,849	85.3%	128,783	94.0%
Gross profit	24,168	14.7%	8,278	6.0%
Selling, general and administrative expenses	15,291	9.3%	14,496	10.6%
(Gain) loss on sale of assets, net	(654)	(0.4)%	2,107	1.5%
Operating income (loss) from operations	9,531	5.8%	(8,325)	(6.1)%
Other (expense) income
Other income	10	—%	190	0.1%
Interest income	—	—%	13	—%
Interest expense	(1,578)	(0.9)%	(943)	(0.7)%
Other expense, net	(1,568)	(0.9)%	(740)	(0.6)%
Income (loss) before income taxes	7,963	4.9%	(9,065)	(6.7)%
Income tax expense (benefit)	3,224	2.0%	(1,669)	(1.2)%
Net income (loss)	$4,739	2.9%	$(7,396)	(5.5)%

Contract Revenues. Consolidated contract revenues for the three months ended September 30, 2016 were $164.0 million as compared with $137.1 million in the comparable prior year period, which was an increase of $26.9 million, or 19.7% from the comparable period in the prior year. This increase is mainly attributable to a full quarter of operations for the commercial concrete construction segment which was acquired during third quarter of 2015.

Contract revenues generated from private sector customers for the heavy civil marine construction segment represented 43.5% of segment contract revenues in the third quarter of 2016, or approximately $35.8 million as compared with $32.7 million or 36.3% for the comparable prior year period. The increase in revenue is due to the addition of several key projects partially offset by some project completions prior to the quarter.

Contract revenues generated from public sector customers for the heavy civil marine construction segment represented 56.5% of segment contract revenues in the third quarter of 2016, or approximately $46.4 million, as compared with $57.4 million or 63.7%, in the comparable prior year period. The decrease in revenue is due to a shift in timing of projects as well as completion of certain projects during 2015.

Contract revenues in the commercial concrete construction segment are primarily derived from private sector customers. Private sector customers represent $72.0 million, or 88.0%, of total contract revenues for the commercial concrete construction segment in the third quarter of 2016, compared to $41.7 million, or 88.6% in the comparable prior year period.

Gross Profit.   Gross profit was $24.2 million in the three months ended September 30, 2016, as compared with $8.3 million in the comparable prior year period. Gross margin in the third quarter was 14.7%, as compared with 6.0% in the comparable prior year period. Gross profit increased primarily as a result of a full quarter of operating results from the commercial concrete construction segment, which contributed $11.0 million to gross profit in the third quarter of 2016, compared to $6.8 million in the comparable prior year period. In addition, during this same period, gross profit for the heavy civil marine construction segment increased by approximately $11.7 million, despite a decrease in revenues, due to the completion of the troubled Tampa jobs.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the third quarter of 2016 were $15.3 million as compared with $14.5 million in the comparable prior year period, which was an increase of $0.8 million, or 5.5%. The increase is partially attributable to a full quarter of operating results for the commercial concrete construction segment, which increased $0.5 million between the comparable periods. Additional increases are associated with higher payroll and payroll related costs, specifically increases in group health insurance costs.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 42% for 2016. This differs from the statutory rate of 35%, primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, and a true up of prior year taxes.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

	Nine months ended September 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$433,941	100.0%	$304,607	100.0%
Cost of contract revenues	378,116	87.1%	281,848	92.5%
Gross profit	55,825	12.9%	22,759	7.5%
Selling, general and administrative expenses	47,728	11.0%	31,982	10.5%
(Gain) loss on sale of assets, net	(1,260)	(0.3)%	2,007	0.7%
Operating income (loss) from operations	9,357	2.2%	(11,230)	(3.7)%
Other (expense) income
Other income	32	—%	190	0.1%
Interest income	1	—%	30	—%
Interest expense	(4,695)	(1.1)%	(1,433)	(0.5)%
Other expense, net	(4,662)	(1.1)%	(1,213)	(0.4)%
Income (loss) before income taxes	4,695	1.1%	(12,443)	(4.1)%
Income tax expense (benefit)	1,972	0.5%	(2,945)	(1.0)%
Net income (loss)	$2,723	0.6%	$(9,498)	(3.1)%

Contract Revenues. Consolidated contract revenues for the nine months ended September 30, 2016 were $433.9 million as compared with $304.6 million in the comparable prior year period, which was an increase of $129.3 million, or 42.5% from the comparable prior year period. This increase is attributable to a full period of operations for the commercial concrete construction segment which was acquired during third quarter of 2015.

Contract revenues generated from private sector customers for the heavy civil marine construction segment represented 54.5% of segment contract revenues in the nine months ended September 30, 2016, or approximately $122.4 million, as compared with $102.6 million or 39.8%, in the comparable prior year period. The increase in revenue is due to the addition of several significant projects during the year.

Contract revenues generated from public sector customers for the heavy civil marine construction segment represented 45.5% of segment contract revenues in the nine months ended September 30, 2016, or approximately $102.1 million, as compared with $155.0 million or 60.2%, in the comparable prior year period. The decrease in revenue is due to a shift in timing of projects as well as completion of certain projects during 2015.

Contract revenues in the commercial concrete construction segment are primarily derived from private sector customers. Private sector customers represent $185.3 million, or 88.5%, of total contract revenues for the commercial concrete construction segment in the nine months ended September 30, 2016, compared to $41.7 million or 88.6% in the comparable prior year period.

Gross Profit.   Gross profit was $55.8 million in the nine months ended September 30, 2016, as compared with $22.8 million in the comparable prior year period. Gross margin in the third quarter was 12.9%, as compared with 7.5% in the comparable prior year period. Gross profit increased primarily as a result of having a full period of operations for the commercial concrete construction segment, which contributed $26.1 million to gross profit in the 2016 period, compared to $6.8 million for the prior year period. In addition, during the current period, gross profit for the heavy civil marine construction segment increased by approximately $13.8 million, despite a decrease in revenues, due to the completion of the troubled Tampa jobs.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the third quarter of 2016 were $47.7 million as compared with $32.0 million in the comparable prior year period, which was an increase of $15.7 million, or 49.2%. The increase is partially attributable to a full period of operating results for the commercial concrete construction segment, which contributed $15.9 million in additional SG&A expenses during the period compared to $4.4 million for the prior year period. Additional increases are associated with higher payroll and payroll related costs, specifically increases in group health insurance costs.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 42% for 2016. This differs from the statutory rate of 35%, primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, and a true up to prior year taxes.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income as a percentage of segment revenues:

Three months ended September 30, 2016 compared with three months ended September 30, 2015

	Three months ended September 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Heavy Civil Marine Construction Segment	$82,169	50.1%	$90,068	65.7%
Commercial Concrete Construction Segment	81,848	49.9%	46,993	34.3%
Total	$164,017	100.0%	$137,061	100.0%

Operating income (loss)
Heavy Civil Marine Construction Segment	$3,272	4.0%	$(10,746)	(11.9)%
Commercial Concrete Construction Segment	6,259	7.6%	2,421	5.2%
Total	$9,531		$(8,325)

Heavy Civil Marine Construction Segment

Revenues for our heavy civil marine construction segment for the three months ended September 30, 2016 were $82.2 million compared to $90.1 million for the three months ended September 30, 2015, a decrease of $7.9 million, or 8.8%. This decrease is primarily attributable to the timing and mix of jobs, including the material completion of certain jobs.

Operating income for our heavy civil marine construction segment for the three months ended September 30, 2016 was $3.3 million, compared to a $10.7 million loss, an improvement of $14.0 million from the three months ended September 30, 2015. The margin improvement was primarily due to the completion of troubled Tampa jobs prior to the quarter. As a percentage of revenues, operating income for our heavy civil marine construction segment was 4.0% for the three months ended September 30, 2016 compared to (11.9)% for the three months ended September 30, 2015.

Commercial Concrete Construction Segment

Revenues for our commercial concrete construction segment for the three months ended September 30, 2016 were $81.8 million compared to $47.0 million for the three months ended September 30, 2015, an increase of $34.8 million, or 74.2%. This increase in revenue was primarily due to a full quarter of operations compared to a partial quarter during the prior year period due to the timing of the acquisition. In addition there was also growth in the Dallas market which was partially offset by our Houston market.

Operating income for our commercial concrete construction segment for the three months ended September 30, 2016 was $6.3 million, compared to $2.4 million, an increase of $3.9 million from the three months ended September 30, 2015. The margin improvement was primarily due to a full quarter of operations compared to a partial quarter during the prior year period due to the timing of the acquisition. As a percentage of revenues, operating income for our commercial concrete construction segment was 7.6% for the three months ended September 30, 2016 compared to 5.2% for the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

	Nine months ended September 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Heavy Civil Marine Construction Segment	$224,550	51.7%	$257,614	84.6%
Commercial Concrete Construction Segment	209,391	48.3%	46,993	15.4%
Total	$433,941	100.0%	$304,607	100.0%

Operating (loss) income
Heavy Civil Marine Construction Segment	$(1,082)	(0.5)%	$(13,651)	(5.3)%
Commercial Concrete Construction Segment	10,439	5.0%	2,421	5.2%
Total	$9,357		$(11,230)

Heavy Civil Marine Construction Segment

Revenues for our heavy civil marine construction segment for the nine months ended September 30, 2016 were $224.6 million compared to $257.6 million for the nine months ended September 30, 2015, a decrease of $33.0 million, or 12.8%. This decrease is primarily attributable to the timing and mix of jobs.

Operating loss for our heavy civil marine construction segment for the nine months ended September 30, 2016 was $1.1 million, compared to a $13.7 million loss, an improvement of $12.6 million from the nine months ended September 30, 2015. The margin improvement was primarily due to the completion of the troubled Tampa jobs. As a percentage of revenues, operating losses for our heavy civil marine segment were (0.5)% for the nine months ended September 30, 2016 compared to (5.3)% for the nine months ended September 30, 2015.

Commercial Concrete Construction Segment

Revenues for our commercial concrete construction segment for the nine months ended September 30, 2016 were $209.4 million compared to $47.0 million for the nine months ended September 30, 2015, an increase of $162.4 million, or 345.6%. This increase in revenue was primarily due to a full period of operations compared to a partial period during the prior year period due to the timing of the acquisition as well as additional projects in the Dallas market.

Operating income for our commercial concrete construction segment for the nine months ended September 30, 2016 was $10.4 million, compared to $2.4 million, an increase of $8.0 million from the nine months ended September 30, 2015. The margin improvement was primarily due to a full period of operations compared to a partial period during the prior year period due to the timing of the acquisition. As a percentage of revenues, operating income for our commercial concrete construction segment was 5.0% for the nine months ended September 30, 2016 compared to 5.2% for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2016, our working capital was $76.0 million, as compared with $60.9 million at December 31, 2015. As of September 30, 2016, we had cash on hand of $3.1 million. Due to the outstanding amount on our revolver and outstanding letters of credit, our borrowing capacity at September 30, 2016 was approximately $32.7 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
Cash flows provided by (used in) operating activities	$13,431	$(2,621)
Cash flows used in investing activities	$(15,600)	$(125,244)
Cash flows provided by financing activities	$3,970	$107,253

Capital expenditures (included in investing activities above)	$(16,334)	$(13,577)

Operating Activities. In the nine months of 2016, our operations provided approximately $13.4 million of cash, as compared with cash used in operations in the comparable prior year period of $2.6 million. The change in cash between periods was $16.1 million and was primarily attributable to additional net income of $12.2 million, changes in depreciation and amortization expense and deferred financing costs of approximately $7.9 million, offset by changes of $4.4 million in working capital.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $16.3 million in the nine months ended September 30, 2016, as compared with $13.6 million in the comparable prior year period. The increase is primarily a result of timing of purchase of capital assets. The Company is on track to meet its projected capital expenditures budget for the current fiscal year.

Financing Activities. Through the nine months ended September 30, 2016, we drew down $47.0 million from our revolving line of credit. Additionally, we repaid $35.0 million on this draw, as well as made our regularly scheduled debt payments and an additional payment on the term loan of $7.6 million for a total of $42.6 million in debt payments. In the comparable prior year period, we paid back the temporary draw on our line of credit to fund the purchase of a dry-dock of $3.5 million and made our first quarterly payment on new debt for a total of approximately $1.7 million.

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

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.5 million. During the first quarter of 2016, the Company executed the First Amendment of the Credit Agreement and additional costs were incurred of approximately $0.5 million. These costs were initially capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. During the first quarter of 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. Upon adoption of this guidance, debt issuance costs are now presented as a direct deduction from the carrying amount of the debt liability, of which $0.8 million was allocated to current debt and $2.8 million was allocated to long-term debt as of September 30, 2016. As of December 31, 2015, $0.5 million was allocated to current debt and $3.6 million was allocated to long-term debt.

The quarterly weighted average interest rate for the Credit Facility as of September 30, 2016 was 3.81%.

The Company's obligations under debt arrangements consisted of the following:

	September 30, 2016			December 31, 2015
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Revolver	$16,000	$(501)	$15,499	$4,021	$(147)	$3,874
Term Loan - Current	10,969	(343)	10,626	8,438	(308)	8,130
Total Current	26,969	(844)	26,125	12,459	(455)	12,004
Term Loan - LT	88,125	(2,758)	85,367	98,188	(3,583)	94,605
Total Debt	$115,094	$(3,602)	$111,492	$110,647	$(4,038)	$106,609

(1) Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the First Amendment to the Credit Agreement as previously discussed.

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving line of credit within one year, therefore, the outstanding balance as of September 30, 2016 has been classified as current.

As of September 30, 2016, the outstanding balance on the revolving line of credit was $16.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 3.56%. There was also $1.3 million in outstanding letters of credit as of September 30, 2016, which reduced the maximum borrowing availability on the revolving line of credit to $32.7 million as of September 30, 2016. The Company made payments of $11.0 million on the outstanding revolving balance during the third quarter of 2016. Subsequent to the third quarter, the Company drew $10.0 million on the revolving line of credit.

Provisions of the term loan

The original principal amount of $135.0 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). At September 30, 2016, the outstanding term loan component of the Credit Facility totaled $99.1 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the next five years for the term loan through maturity of the Credit Facility:

2016	$2,531
2017	11,813
2018	13,500
2019	15,188
2020	56,062
$99,094

During the three months ended September 30, 2016, the Company made the scheduled quarterly principal payment of $2.5 million , which reduced the outstanding principal balance to $99.1 million at September 30, 2016. The current portion of debt is $11.0 million and the non-current portion is $88.1 million. As of September 30, 2016, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.56%.

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

As of September 30, 2016, the Company was in compliance with all financial covenants.

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
Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of September 30, 2016 is $1.0 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of September 30, 2016 is $1.7 million.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At September 30, 2016, our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $214 million in surety bonds outstanding. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At September 30, 2016, we had $115.1 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three month period of 3.81%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

There were no sales of equity securities in the period ended September 30, 2016.

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

2.2
First Amendment, effective June 17, 2016, to the Membership Interests Purchase Agreement dated August 5, 2015 (incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 1-33891)).

2.3
Post Closing Supplemental Agreement Amendment, effective June 17, 2016, as a supplement to the Membership Interests Purchase Agreement dated August 5, 2015 (incorporated herein by reference to Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 1-33891)).

3.1
Amended and Restated Certificate of Incorporation of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 1-33891)).

3.2
Amended and Restated Bylaws of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 1-33891)).

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

ORION GROUP HOLDINGS, INC.

By:	/s/ Mark R. Stauffer
November 8, 2016	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
November 8, 2016	Christopher J. DeAlmeida
Vice President and Chief Financial Officer