Form 10-K
period 2016-12-31
Orion Group Holdings Inc
filed 2017-03-24
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_______
Commission file number: 1-33891
ORION GROUP HOLDINGS, INC.

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
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
There were 27,791,476 shares of common stock outstanding as of March 24, 2017.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $147.0 million as of June 30, 2016, the last business day of the Registrant's most recently completed second quarter, based upon the last reported sales price on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued on connection with the 2017 Annual Meeting of Stockholders to be filed on or about April 3, 2017.

ORION GROUP HOLDINGS, INC.

2016 Annual Report on Form 10-K

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

Item 1.               BUSINESS

General background
Orion Group Holdings, Inc., is a leading specialty construction company in the building, industrial, and infrastructure sectors in the continental United States, Alaska, Canada, and the Caribbean Basin. Our heavy civil marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Our commercial concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial, structural and other associated business areas. We are headquartered in Houston, Texas with offices throughout our operating areas.
Orion Group Holdings, Inc. is a Delaware corporation. The common stock of Orion Group Holdings, Inc. is listed on the New York Stock Exchange under the symbol ORN.  Unless the context otherwise requires, all references herein to “Orion”, the “Company”, the “Registrant”, “we”, “us” or “our” refer to Orion Marine Group, Inc. and its consolidated subsidiaries and affiliates.

History and growth
Orion Group Holdings, Inc. was founded in 1994 as a marine construction project management business. Since then, we have expanded our reach both through organic growth and acquisitions. We have successfully acquired and fully integrated several companies into our operations, most recently with the acquisition of T.A.S. Commercial Concrete Construction, LLC ("TAS") during 2015. This acquisition added another segment to our business, provided diversification of end market drivers and a diversified customer base.  These strategic acquisitions have also enhanced our operational capabilities, provided us with a larger geographic base, and added to our equipment fleet. Today we are focused on being the leading specialty construction company in the building, industrial, and infrastructure sectors and will continue to see growth opportunities through greenfield expansion, vertical integration, and diversification.

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

•
Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects in both the public and private sectors for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to small owners and developers and in diverse geographic markets).

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
Although we describe our business in this report in terms of the services we provide, our base of customers and the areas in which we operate, we have determined that our operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 - Segment Reporting.  In previous reporting periods, we reported our financial information based on one reportable segment, now known as the heavy civil marine construction segment. With our 2015 acquisition, we have expanded to two operating and reportable segments, adding the commercial concrete construction segment.
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
For our commercial concrete construction segment, we also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed, to deliver our commercial concrete construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment complies with regulatory environments such as OSHA. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational developments, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for future prospects and are similar across the segment.

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

Our bridge and causeway projects include the construction, repair and maintenance of all types of overwater bridges and causeways, as well as the development of fendering systems in marine environments. We serve as the prime contractor for many of these projects, and some of these are design-build contracts.  These projects involve fabricating steel or concrete structures designed for durability and longevity, and involve driving concrete, pipe or sheet pile to create support for the concrete deck roadways that we subsequently construct on the piles.  These piles can exceed 4 feet in diameter, can range up to 170 feet in overall length, and are often driven 90 feet into the sea floor.

Marine environmental structure projects may include the installation of concrete mattresses to promote erosion protection; construction of levees to contain environmental mitigation projects, and the installation of geotubes for wetlands and island creation.  Such structures are used for erosion control, wetlands creation and environmental remediation.

Dredging generally enhances or preserves the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.   Dredging involves the removal of mud and silt from the channel floor by means of a mechanical backhoe, crane and bucket or cutter suction dredge and pipeline systems. Dredging is integral to marine capital and maintenance projects, including: maintenance for previously deepened waterways and harbors to remove silt, sand and other accumulated sediments; construction of breakwaters, jetties, canals and other marine structures; deepening ship channels and wharves to accommodate larger and deeper draft ships; containing erosion of wetlands and coastal marshes; land reclamation; and beach nourishment and creation of wildlife refuges.  Maintenance dredging projects are a source of recurring revenue as active channels typically require routine dredging due to natural sedimentation.  The frequency of maintenance dredging may be accelerated by heavy rainfall or major weather events such as hurricanes.  Areas where no natural deep water ports exist, such as the Texas Gulf Coast, require substantial dredging.  We maintain multiple specialty dredges of various sizes and specifications to meet customer needs. Our dredging services are typically combined with our marine construction services to provide a turn-key solution for our customers.

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

Commercial Concrete Construction Services
The commercial concrete construction segment provides its services in the following areas: light commercial, structural, and other services. Light commercial services include horizontally poured concrete for products such as sidewalks, ramps, tilt walls, and trenches. Structural services include elevated concrete pouring for products such as columns, elevated beams, and structural walls. Other services comprise labor related to concrete pouring, such as rebar installation and pumping services and typically support our other services. These services cover all phases of commercial concrete construction including dirt work and layout, forming, rebar and mesh, and pour and finish.

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

Marine Infrastructure
The U.S. Marine Transportation System (“MTS”) consists of waterways, ports and their intermodal connections, vessels, vehicles, and system users, as well as shipyards and repair facilities crucial to maritime activity. The MTS is primarily owned and operated through an aggregation of federal, state, and local governmental authorities, as well as privately owned facilities and private companies. U.S. inland and intracoastal waterways require continuous maintenance and improvement. While waterway usage is increasing, the facilities and supporting systems are aging.  In addition, channels and waterways must maintain certain depths to accommodate ship and barge traffic.  Natural sedimentation in these channels and waterways require routine maintenance dredging to maintain navigability.

Our full business complement, including design, dredging, marine construction, and specialty services, such as diving, survey and inspections are fully utilized by our customers to meet all their marine infrastructure project needs.

Recreational Waterside Industry
An expected increase in the number and size of cruise ships has generated a need for substantial port infrastructure development, including planning and construction of new terminals and facilities, as well as on-going maintenance and repair services.  These larger vessels require development of new mooring structures as well as additional dredging services to accommodate deeper drafts.  Our service area includes, among others, the ports of Miami, Galveston, Tampa, New Orleans, Canaveral, Juneau, Tacoma, Seattle and the Caribbean Basin, which includes numerous cruise facilities and is the most popular cruise destination in the North American market.

The Department of Defense and Homeland Security
The U.S. Navy has the responsibility for the maintenance of 42 facilities in the United States, which includes a significant amount of marine infrastructure.  We believe the U.S. Navy will continue to maintain strategic facilities, including the maintenance and upgrades to its marine facility infrastructure.

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

Energy Industry
We design, construct, repair and remove underwater pipelines, and provide marine construction and on-going maintenance services for private refineries, terminal facilities and docks, and other critical areas near shore oil and gas infrastructure.

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

Our commercial concrete construction segment depends on continued growth in population to support residential and nonresidential construction specifically in the metropolitan areas of Texas. The latest estimates from the U.S. Census Bureau indicate that the metropolitan areas of Texas, specifically Dallas and Houston, are among the U.S. top 10 in population growth between 2014-2015. These markets show substantial growth in multi-family housing, medical facilities, and commercial, office, retail, and industrial buildings.

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

Structural developments
Our structural markets include mid- and high-rise multi-family living, single and multi-story office buildings, parking garages, shopping malls, and free standing retail outlets. As population continues to grow, so does the need for retail developments, such as grocery stores, shopping malls, restaurants, and other entertainment venues. Additionally, continued growth in business expansions and relocations to Texas are driving an increase in the need for office space and apartment complexes.

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

The following table represents concentrations of contract revenue by type of customer for the years ended December 31, 2016, 2015, and 2014.

	2016	%	2015	%	2014	%
Federal Government	$40,361	7%	$45,439	10%	$47,390	13%
State Governments	37,700	7%	42,026	9%	43,147	11%
Local Governments	94,461	16%	130,187	28%	97,145	25%
Private Companies	405,714	70%	248,846	53%	198,136	51%
Total contract revenues	$578,236	100%	$466,498	100%	$385,818	100%

We do not believe that the loss of any one of these customers would have a material adverse effect on our operations since no single customer sustains a large portion of our contract revenue over time.

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

Backlog for our heavy civil marine construction segment at December 31, 2016, was $280.7 million, as compared with $194.3 million at December 31, 2015.

Backlog for our commercial concrete construction segment at December 31, 2016 was $153.3 million, as compared with $163.3 million at December 31, 2015.

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

Fluctuations in Quarterly Results
Our quarterly revenues and results of operations may fluctuate significantly depending upon the mix, size, scope, and progress schedules of our projects under contract, permitting or other delays, the productivity of our labor force and the utilization of our equipment. These factors, as well as others, affect the rate at which revenue is recognized as projects are completed.

Competition
In our heavy civil marine construction segment, we compete with several regional marine construction services companies and a few national marine construction services companies. From time to time, we compete with certain national land-based heavy civil contractors. In our commercial concrete construction segment, we compete mostly in the private sector and our competitors range from small, local construction companies to large regional and national construction companies.

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
In connection with both segments of the business, we generally are required to provide various types of surety bonds that provide security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future. The bonds we provide typically are for the contract amount of the project. At December 31, 2016, our capacity under our current bonding arrangement was in excess of $400.0 million, of which we had approximately $276.0 million in surety bonds outstanding. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Trade Names
We operate under a number of trade names. We consolidate our operations under the brand name "Orion Group Holdings, Inc." We may be known as Orion Marine Group, Orion Marine Construction, Orion Marine Contractors, Orion Construction, East and West Jones Placement Area, Schneider E&C, F. Miller Construction, Orion Concrete Construction, T.A.S. Commercial Concrete Construction, LLC, T.A.S. Commercial Concrete Solutions, LLC, T.A.S. Proco, LLC, or Houston Industrial Tool Services, as well as our former names of King Fisher Marine Service, T. W. LaQuay Dredging, Misener Marine Construction, Misener Diving & Salvage, Northwest Marine Construction and West Construction. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

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

•	Tower Cranes - Capable of being assembled to reach heights of 281 feet and have a capacity of 44,000 pounds with a maximum of 242 foot working radius

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

We believe that ownership of certain equipment is generally preferable to leasing in some cases because it ensures the equipment is available as needed and normally results in lower costs. We continually monitor and adjust our fleet size so that it is consistent with the size of the business, considering both existing backlog and expected future work. We believe that our equipment is well maintained and suitable for our current operations. We have the ability to extend the useful life of our equipment through capital refurbishment at periodic intervals. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We are also capable of building, and have built, much of our highly specialized equipment.  Our strategy is to move our fleet from project to project as required. The assets (including equipment) are pledged as collateral under the Credit Facility.
Equipment Certification
In our heavy civil marine construction segment, some of our equipment requires certification by the U.S. Coast Guard. All equipment which requires certification has obtained such certification and is maintained in good standing thereunder. In addition, where required, our vessels’ permissible loading capacities require certification by the American Bureau of Shipping (“ABS”). ABS is an independent classification society which certifies that certain of our larger, seagoing vessels are “in-class,” signifying that the vessels have been built and maintained in accordance with ABS standards and  applicable U.S. Coast Guard rules and regulations. All of our vessels that are required to be certified by ABS have been certified as “in-class.” These certifications indicate that the vessels are structurally capable of operating in open waters, which enhances the mobility of our fleet.

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

We believe that compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our business, results of operations, or financial condition. In addition, we could be affected by future laws or regulations.  As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. The following is a discussion of the environmental laws and regulations that could have a material effect on our marine and commercial construction and other activities.

Waste Management
Our operations could be subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and non-hazardous solid wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent, requirements. Generators of hazardous wastes must comply with certain standards for the accumulation and storage of hazardous wastes, as well as recordkeeping and reporting requirements applicable to hazardous waste storage and disposal activities.

Site Remediation
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” and comparable state laws and regulations impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for the disposal of hazardous substances at offsite locations, such as landfills. CERCLA authorizes the EPA, and in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, neighboring landowners and other third parties often file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We currently own or lease properties that have been used by other industries for a number of years. Although we typically have used operating and disposal practices that were standard in the industry at the time, wastes may have been disposed of or released on or under the properties owned or leased by us, on or under other locations where such substances have been taken for disposal, on or under project sites where we perform work. In addition, some of the properties may have been operated by third parties or by previous owners whose treatment and disposal or release of wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination.

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

In 2009, regulations promulgated by the EPA covering certain previously exempt discharges to water from certain marine vessels became effective.  The regulations provide for a general permit to cover such discharges and impose on marine vessel operators, including us, certain discharge, permitting, record keeping, reporting, monitoring, maintenance, and operating restrictions and requirements with respect to materials that are or may be discharged from certain vessels.  Applicability of these restrictions and requirements is based on size and type of vessel, and they apply only to a minority of our vessels.  We, nevertheless, are implementing such restrictions and requirements with respect to our vessels which are subject thereto, and we do not anticipate that such regulations or the associated permit terms, restrictions and requirements will adversely impact our business and results of operations.

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

Employees
At December 31, 2016, our heavy civil marine construction segment had approximately 1,100 employees, 300 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  Our commercial concrete construction segment had approximately 1,150 employees, 230 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.

From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice.  We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our employees are not currently represented by labor unions, except certain employees in our heavy civil marine construction segment located in the Pacific Northwest and Alaska, in respect of which collective bargaining agreements are in place.  Employees represented by collective bargaining agreements in our heavy civil marine construction segment represent approximately 5% of our workforce. Currently, there are no employees represented by collective bargaining agreements in our commercial concrete construction segment.

Financial Information About Geographic Areas
We are a project-driven heavy civil marine and commercial concrete contractor, and our operations represent two reportable segments for financial reporting. Our business is primarily conducted along the coastal regions of the United States for our heavy civil marine construction segment and in the metropolitan areas of Texas for our commercial concrete construction segment. Revenues generated from our heavy civil marine construction segment outside the United States, primarily in the Caribbean Basin and Mexico, totaled 1.3%, 4.1%, and 12.9% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Our long-lived assets are substantially located in the United States.

Access to the Company’s Filings
We maintain a website at www.oriongroupholdingsinc.com on which we make available, free of charge, access to the various reports we file with, or furnish to, the SEC.  The website is made available for information purposes only.  It should not be relied upon for investment purposes, and none of the information on our website is incorporated into this Annual Report on Form 10-K by reference.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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
Risk Factors Relating to Our Business

We rely on highly competitive and highly regulated government contracts.

Government funding for public works projects is limited, thus creating a highly competitive environment for the limited number of public projects available. Reduced levels of, or delays in, government funding cause delays in project lettings and result in intense competition and pricing pressure for such projects. In addition, government contracts are subject to specific procurement regulations, contract provisions and a variety of regulatory requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result, any violations of these regulations could bring about litigation, including the possibility of qui tam (“Whistle Blower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, and could cause termination of other existing government contracts and result in the loss of future government contracts. Due to the significant competition in the marketplace and the level of regulations on government contracts, we could suffer reductions in new projects and see lower revenues and profit margins on those projects, which could have a material adverse effect on the business, operating results and financial condition.

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

Our revenues are generated from project-based work. It is generally very difficult to predict the timing and source of awarded contracts. The selection of, timing of or failure to obtain projects, delays in awards of projects, the rebidding or termination of projects due to budget overruns, or the cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows and profitability. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. This may make it difficult to match workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a readily available workforce and fleet of equipment that is larger than needed at the time, resulting in unpredictability in our cash flow, expenses and profitability. If an expected contract award or the related notice to proceed is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Delays by our customers in obtaining required approvals and permits for their infrastructure projects may delay their awarding contracts for those projects and, once awarded, the ability to commence construction under those contracts. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facilities. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period. From time-to-time we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. Any such predictions may be impacted by these factors as well as others that are beyond our control and might not turn out to be correct.

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

As more fully described in “Insurance and Bonding” under “Item 1. Business,” we are generally required to post bonds in connection with government and certain private sector contracts to ensure job completion. We have entered into a bonding agreement with a large multinational surety which acts as surety, issues bid bonds, performance bonds and payment bonds, and obligates itself upon other contracts of guaranty required by us in the day-to-day operations of our business. However, our surety is not obligated under the bonding agreement to issue bonds for us and bonding decisions are made on a case-by-case basis. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers, or cause us to have to increase our letter of credit utilization in lieu of bonds, thereby reducing available borrowing capacity under our credit facility. In addition, the conditions of the bonding market may change, increasing our costs of bonding or restricting our ability to get new bonding which could have a material adverse effect on our business, operating results and financial condition.

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

We had a backlog of work to be completed on contracts totaling approximately $280.7 million as of December 31, 2016 in our heavy civil marine construction segment. We had a backlog of work to be completed on contracts totaling approximately $153.3 million as of December 31, 2016 in our commercial concrete construction segment. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.
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

Much of our revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and where, as a result, we could benefit from cost savings, but we may be unable to recover any cost overruns. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other factors that may occur over the contract period. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, we may incur losses or the project may not be as profitable as we expected. In addition, we are sometimes required to incur costs in connection with modifications to a contract (change orders) that may not be approved by the customer as to scope and/or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs, or contract suspension or termination that we may not be able to recover. These, in turn, could have a material adverse effect on our business, operating results and financial condition. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, such as:

•	failure to properly estimate costs of engineering, design, material, equipment or labor;

•	unanticipated technical problems with the structures or services being supplied by us, which may require that we spend our own funds to remedy the problem;

•	project modifications creating unanticipated costs;

•	differing site conditions;

•	changes in the costs of equipment, materials, labor or subcontractors;

•	our suppliers’ or subcontractors’ failure to perform;

•	difficulties in our customers obtaining required governmental permits or approvals;

•	changes in local laws and regulations;

•	delays caused by local weather conditions; and

•	exacerbation of any one or more of these factors as projects grow in size and complexity.

These risks increase if the project is of a long-term duration because of the elevated risk that the circumstances upon which we based our original bid will change in a manner that increases costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events.

We could suffer penalties on our contracts for late completion.

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

Our projects could be hindered due to our dependence on third parties to complete many of our contracts.

A portion of the work performed under our contracts is performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications.
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

We have traditionally owned the majority of the equipment used in our projects, and we do not bid on contracts for which we do not have, or cannot quickly procure, whether through construction, acquisition or lease, the necessary equipment to complete projects. We are capable of building much of the specialized equipment used in our projects, including dayboats, tenders and dredges. To the extent that we are unable to buy or build equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of completing contracts, thereby reducing contract profitability. In addition, our equipment requires continuous maintenance, which we primarily provide through our own repair facilities, as well as certification by the U.S. Coast Guard for certain heavy civil marine construction segment assets. If we are unable to continue to maintain the equipment in our fleet or are unable to obtain the requisite certifications, we may be forced to obtain third-party repair services, be unable to use our uncertified equipment or be unable to bid on contracts, which could have a material adverse effect on our business, operating results and financial condition.

In addition, our vessels in the heavy civil marine construction segment may be subject to arrest or seizure by claimants as security for maritime torts committed by the vessel or us or the failure by us to pay for necessities, including fuel and repair services, which were furnished to the vessel. Such arrest or seizure could preclude the vessel from working, thereby causing delays in marine construction projects.

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

Furthermore, due to a variety of factors such as increases in claims and projected significant increases in medical costs, our insurance premiums may increase in the future and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain, insurance coverage at acceptable rates, or at all, could have a material adverse effect on our business, operating results and financial condition.

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

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2016, we recorded approximately $0.9 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims.  Should negative trends persist; we could continue to be negatively impacted in the future.

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

Our commercial concrete construction segment is subject to extensive and complex regulations that affect land development and building construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to development or construction being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities. New building developments may also be subject to various assessments for schools, and other public improvements. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay or increase the costs of development and construction.
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

Our operations are susceptible to a variety of adverse conditions including weather conditions, natural disasters and terrorist attacks that could negatively impact the markets in which we operate.

Our business, operating results and financial condition could be materially and adversely affected by severe weather and other natural disasters, such as earthquakes or hurricanes, particularly along the Gulf Coast, the West Coast, the Atlantic Seaboard, and the Caribbean Basin. Repercussions of severe weather conditions could cause significant interruption of projects in process and have safety implications to personnel at those sites.

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

Risk Factors Relating to Our Accounting, Financial Results and Financing Plans

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

We rely heavily on computer, information, and communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be interrupted or result in the loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error, or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects, which could have a material adverse impact on our business, financial condition, protection of intellectual property, and results of operations, as well as those of our clients.
In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions, including possible unauthorized access to and disclosure of our and our clients’ proprietary or classified information. We rely on industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, but they may still be vulnerable to these threats. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to Our Indebtedness
Our indebtedness requires significant debt service payments that could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
At December 31, 2016, our total consolidated indebtedness was approximately $104.6 million. Per the Credit Agreement, the Term Loan Facility requires quarterly installment payments which increase throughout the life of the loan and have a date of maturity of August 5, 2020. We must also comply with various affirmative and negative covenants contained in our Credit Agreement, some of which may restrict the way in which we would like to conduct our business. Among other things, our requirements under out debt instruments could potentially limit our ability to:

•	incur additional indebtedness or liens;

•	make payments in respect of or redeem or acquire any debt or equity issued by us;

•	sell assets;

•	make loans or investments;

•	make guarantees;

•	enter into any hedging agreement for speculative purposes;

•	acquire or be acquired by other companies; or

•	amend some of our contracts.

The restrictions under our indebtedness may prevent us from engaging in certain transactions which might otherwise be considered beneficial to us, for example, they could:

•	increase our vulnerability to general adverse economic and industry conditions;

•
limit our ability to fund future working capital and capital expenditures, to engage in future acquisitions, to enter into new construction or development activities, or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; and

•	place us at a competitive disadvantage as compared to our competitors that have less debt.

We may incur additional indebtedness in the future under our existing Credit Agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of these. If we incur additional indebtedness in the future, it likely would be under our existing Credit Agreement or under arrangements that may have terms and conditions at least as restrictive as those contained in our existing Credit Agreement. At December 31, 2016, available capacity to borrow on the Revolving Line of Credit was $40.7 million. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness.
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

Item 1B.            UNRESOLVED STAFF COMMENTS

None

Item 2.               PROPERTIES

Our corporate headquarters is located at 12000 Aerospace, Suite 300, Houston, Texas 77034, with 21,415 square feet of office space that we lease, with a current term expiring April 30, 2020 and with two five year extensions at our option.  Our executive, legal, finance, and some accounting offices are located at this facility.  We lease office space in Alaska, Louisiana, Texas, Virginia and Washington for our operations, including office and yard space for our commercial concrete construction segment. We own property for our waterfront maintenance and dock facilities, including equipment yards in Texas and Florida, which total approximately 87.7 acres. We also own approximately 340 acres of land in the upper Houston Ship Channel used as a Dredge Material Placement Area ("DMPA"). We may lease smaller project related offices throughout our operating areas when the need arises.

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

The following table sets forth the low and high prices of a share of our common stock during each of the fiscal quarters presented, based on NYSE reports:

	Low	High
2016
Fourth quarter – December 31	$6.66	$10.80
Third quarter – September 30	$5.15	$6.90
Second quarter – June 30	$4.57	$5.99
First quarter – March 31	$3.25	$5.39
2015
Fourth quarter – December 31	$3.63	$5.96
Third quarter – September 30	$5.66	$7.64
Second quarter – June 30	$7.06	$9.51
First quarter – March 31	$8.77	$11.06

Holders
As of March 10, 2017, we had approximately 3,633 stockholders of record including beneficial holders.

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

Issuer Repurchase of Equity Securities

None

Performance Graph*
The following graph shows the changes in the value of $100 invested in (1) the common stock of Orion Group Holdings, Inc., (2) the Standard & Poor’s 500 Stock Index and (3) the Dow Jones Heavy Construction Group Index.  The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid.  For each graph, the investments are assumed to have occurred at the beginning of each period.

	2011	2012	2013	2014	2015	2016
Orion Group Holdings, Inc.	100.00	109.92	180.90	166.17	62.71	149.62
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Dow Jones US Heavy Civil Construction	100.00	121.43	159.41	118.72	105.04	129.58

Note:  The above information was provided by Research Data Group, Inc.
*This table and the information therein is being furnished but not filed.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

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

	Amounts in thousands, except share and per share information
	2016	2015	2014	2013	2012
Contract revenues	$578,236	$466,498	$385,818	$354,544	$292,042
Gross profit	67,482	40,182	44,594	32,004	14,370
Selling, general and administrative expenses	64,987	47,715	34,691	32,110	28,573
Other expense, net	(6,113)	(2,580)	(210)	(347)	(481)
Net (loss) income	$(3,620)	$(8,060)	$6,877	$331	$(11,866)
Net (loss) income per share:
Basic	$(0.13)	$(0.29)	$0.25	$0.01	$(0.44)
Diluted	$(0.13)	$(0.29)	$0.25	$0.01	$(0.44)
Weighted average shares outstanding;
Basic	27,536,967	27,366,528	27,421,441	27,296,732	27,138,927
Diluted	27,536,967	27,366,528	27,787,613	27,613,054	27,138,927
Other Financial Data
EBITDA	$38,295	$20,620	$34,180	$21,444	$5,772
Capital expenditures	18,715	20,802	18,711	12,760	24,644
Cash interest expense	5,031	3,063	742	483	697
Depreciation and amortization*	34,162	28,083	23,451	21,538	21,570
Net cash provided by (used in):
Operating activities	23,149	25,179	11,945	13,033	24,438
Investing activities	(17,686)	(128,795)	(42,787)	(12,010)	(33,273)
Financing activities	(6,503)	66,068	28,876	(3,248)	12,940

*includes depreciation and amortization of finite lived intangible assets

	2016	2015	2014	2013	2012
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$305	$1,345	$38,893	$40,859	$43,084
Working capital	77,588	75,277	60,508	65,473	55,775
Total assets	447,676	461,462	352,300	306,208	316,296
Total debt, net of debt issuance costs	101,265	106,609	37,007	8,564	12,621
Total stockholders’ equity	226,204	227,714	236,717	227,812	224,531

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

The following table provides a reconciliation of EBITDA to our net income for the periods indicated as calculated and presented in accordance with U.S. GAAP:

	2016	2015	2014	2013	2012
Net (loss) income	$(3,620)	$(8,060)	$6,877	$331	$(11,866)
Income tax expense (benefit)	1,581	(2,519)	3,175	(937)	(4,640)
Interest expense, net	6,172	3,116	677	512	708
Depreciation and amortization*	34,162	28,083	23,451	21,538	21,570
EBITDA	$38,295	$20,620	$34,180	$21,444	$5,772

*includes depreciation and amortization of finite-lived intangible assets

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes beginning on page F-1 of this Annual Report on Form 10-K.  Certain statements made in our discussion may be forward-looking.  Forward-looking statements involve risks and uncertainties and a number of other factors that could cause actual results or outcomes to differ materially from our expectations.  See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K for additional discussion of some of these risks and uncertainties.  Unless the context requires otherwise, when we refer to “we”, “us” and “our”, we are describing Orion Group Holdings, Inc. and its consolidated subsidiaries.

Overview

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), is a leading specialty construction company in the building, industrial, and infrastructure sectors in the continental United States, Alaska, Canada, and the Caribbean Basin through its heavy civil marine construction and its commercial concrete construction segments. The Company’s heavy civil marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its commercial concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

Most of our revenue is derived from fixed-price contracts. We record revenue on construction contracts using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. There are a number of factors that can create variability in contract performance and therefore impact the results of our operations. The most significant of these include the following:

•	completeness and accuracy of the original bid;

•	differing site conditions;

•	increases in commodity prices such as concrete, steel and fuel;

•	customer delays, work stoppages, and other costs due to weather and environmental restrictions;

•	availability and skill level of workers; and

•	a change in availability and proximity of equipment and materials.

All of these factors can have a negative impact on our contract performance, which can adversely affect the timing of revenue recognition and ultimate contract profitability. We plan our operations and bidding activity with these factors in mind and they have not had a material adverse impact on the results of our operations in the past.

2016 Recap and 2017 Outlook

In 2016, we recorded revenues of $578.2 million, of which $293.6 million was attributable to our commercial concrete construction segment and the remaining $284.6 million to our heavy civil marine construction segment. In addition, we ended 2016 with a consolidated backlog of $434.0 million. Although our revenues in 2016 increased by 24.0% as compared with 2015, we recorded a net loss of $3.6 million, as compared with net loss of $8.1 million in the prior year.

As we begin 2017, we continue to see strong market fundamentals and continued steady demand for our heavy civil marine construction services. We remain confident in our long term market outlook and our ability to produce consistently profitable results going forward. The commercial concrete construction segment continues to outperform our initial expectations and we are pleased with the robust market opportunities we see for 2017 and beyond. Our tracking database of future projects of interest remains strong for the foreseeable future. We continue to see new bid opportunities in the private sector, reflecting increases in capital projects, both in new construction and refurbishment of existing infrastructure. Bridge projects funded by various state departments of transportation, as well as projects led by local port authorities, continue to be let at normal levels. We are hopeful for a more normalized year of lettings from the U.S. Corps of Engineers now that funding for the remainder of fiscal year 2017 has been approved. Despite the strong market activity, we have seen some customer permit delays which may affect short term operations.

Heavy Civil Marine Construction Segment

Demand for our heavy civil marine construction services remains strong. We continue to see solid demand for turnkey solutions from our private customers. This demand is currently being driven by increased need for waterside storage for domestically produced crude oil, and we believe similar opportunities in the future will also be driven by the continued expansion of petrochemical and liquefied natural gas facilities, as well as the potential for crude exports at some point. Opportunities from local port authorities also remain solid, many of which are related to the recent completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the RESTORE Act towards the end of 2017. We believe the adjustments we have made to our capital assets will allow us to better meet market demand for projects from both our public and private customers in the future.

In the long-term, we see positive trends in demands for our services in our end markets, including:

•	General demand to repair and improve degrading U. S. marine infrastructure;

•
Improving economic conditions and increased activity in the petrochemical industry and energy related companies will necessitate capital expenditures, including larger projects, as well as maintenance call-out work;

•
Expected increases in cargo volume and demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;

•	The recent WRRDA Act authorized projects for the conservation and development of the nation's waterways, as well as addressed funding deficiencies within the Harbor Maintenance Trust Fund;

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill; and

•	Funding for highways and transportation under the FAST Act, which provides authority through 2020.

Commercial Concrete Construction Segment

Our commercial concrete construction segment is experiencing growth in nonresidential construction as a result of population increases. Demand for the construction of warehouses, industrial facilities, retail establishments, medical facilities and schools continues to grow as the populations of Houston and Dallas continue to expand. With both strong bids outstanding and backlog, we expect 2017 to be another positive year for this segment. We also continue to explore potential opportunities to bring both our heavy civil marine construction and commercial concrete construction services to work on industrial projects.

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

Backlog for our heavy civil marine construction segment at December 31, 2016 was $280.7 million, as compared with $194.3 million at December 31, 2015, an increase of 44.5% from the prior year period.

Backlog for our commercial concrete construction segment at December 31, 2016 was $153.3 million, as compared with $163.3 million at December 31, 2015, a decrease of 6.1% from the prior year period.

Income Statement Comparisons

	Year ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$578,236	100.0%	$466,498	100.0%	$385,818	100.0%
Cost of contract revenues	510,754	88.3%	426,316	91.4%	341,224	88.4%
Gross profit	67,482	11.7%	40,182	8.6%	44,594	11.6%
Selling, general and administrative expenses	64,987	11.2%	47,715	10.2%	34,691	9.0%
(Gain) loss from sale of assets, net	(1,579)	(0.3)%	466	—%	(359)	(0.1)%
Operating income (loss)	4,074	0.8%	(7,999)	(1.6)%	10,262	2.7%
Other (expense) income
Other income	59	—%	536	—%	467	0.1%
Interest income	3	—%	32	—%	17	—%
Interest expense	(6,175)	(1.1)%	(3,148)	(0.7)%	(694)	(0.2)%
Other expense, net	(6,113)	(1.1)%	(2,580)	(0.7)%	(210)	(0.1)%
(Loss) income before income taxes	(2,039)	(0.3)%	(10,579)	(2.3)%	10,052	2.6%
Income tax expense (benefit)	1,581	0.3%	(2,519)	(0.5)%	3,175	0.8%
Net (loss) income	$(3,620)	(0.6)%	$(8,060)	(1.8)%	6,877	1.8%

Year ended December 31, 2016 compared with years ended December 31, 2015

Contract Revenues. Contract revenues in 2016 increased approximately 24.0% as compared with 2015. The increase is attributable to a full year of operations for the commercial concrete construction segment, which accounted for $293.6 million in contract revenues.

Contract revenues generated from private sector customers for the heavy civil marine construction segment increased to 53.3% of total contract revenues in 2016 from 40.1% in 2015. This totaled approximately $151.8 million generated from private customers, or an increase of $12.6 million from the comparable prior period. This is primarily due to a shift of project mix, with a decrease in public sector projects of approximately 13.2%. Contract revenues generated from private sector customers for the commercial concrete construction segment represented 86.5%, or $254.0 million in 2016.

Contract revenues generated from public sector customers for the heavy civil marine construction segment represented 46.7% of total revenue in the year, or approximately $132.9 million, as compared with 59.9% during 2015. This is primarily due to a shift in timing of projects as well as completion of certain projects during 2015. Contract revenues generated from public sector customers for the commercial concrete construction segment represented 13.5%, or $39.7 million in 2016.

Gross Profit.   Gross profit was $67.5 million for the year ended December 31, 2016, an increase of $27.3 million compared with the prior period. Gross margin in 2016 was 11.7% of total revenue as compared to 8.6% in the prior year period. The commercial concrete construction segment contributed $38.6 million to gross profit in the current year compared to $17.1 million in the prior period, due to a full year of operations for this segment. The heavy civil marine construction segment had an increase in gross profit for the period of approximately $5.8 million from the comparable prior period, despite a decrease in revenues over this period, due to the completion of the troubled Tampa jobs.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $65.0 million, an increase of $17.3 million, or 36.2%, as compared with the prior year period, and as a percentage of revenues, SG&A expenses increased as compared with the prior year, to 11.2% from 10.2%. The commercial concrete construction segment added $22.4 million in SG&A expense in the current year compared to $10.9 million for the year ended December 31, 2015, due to a full year of operations. The increase in SG&A expense for the heavy civil marine construction segment was $5.8 million compared with the prior period. This increase is primarily a result of an increase in payroll and related costs of approximately $4.5 million, due to an increase in head count during the year, accounting fees of approximately $0.6 million, and certain consulting fees of $0.5 million.

Income Tax Expense (Benefit).  We recorded tax expense of $1.6 million in 2016, as compared with a tax benefit of $2.5 million in 2015. Our effective tax rate in 2016 was (77.5)%. This differs from the statutory rate of 35.0%, primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, additional valuation allowances on deferred tax assets and a true up to prior years taxes.

Year Ended December 31, 2015 compared with Year Ended December 31, 2014

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

Contract revenues generated from private sector customers for the heavy civil marine construction segment decreased to 40.1% of total contract revenues in 2015 from 51.4% in 2014. This totaled approximately $139.2 million generated from private customers, or a decrease of $59.0 million or 29.8% from the comparable prior period. This is primarily due to a shift of project mix, with an increase in public sector projects of approximately 11.3%. Contract revenues generated from private sector customers for the commercial concrete construction segment represented 91.9%, or $109.7 million, in 2015.

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

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $47.7 million, an increase of $13.0 million, or 37.5%, as compared with the prior year period, and as a percentage of revenues, SG&A expenses increased as compared with the prior year, from 9.0% to 10.2%. The commercial concrete construction segment added $10.9 million in SG&A expense in the current year, therefore the increase in SG&A expense for the heavy civil marine construction segment was $2.1 million compared with the prior period. This increase is primarily a result of costs associated with the acquisition of TAS of approximately $0.4 million, stock compensation expense of approximately $0.7 million, due partially to accelerated expense associated with the death of the former chief operating officer in the first quarter, rent expense of $0.7 million and property taxes of $0.3 million.

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

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income as a percentage of segment revenues:

Segment Comparison

	Year ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Heavy Civil Marine Construction Segment	$284,632	49.2%	$347,117	74.4%	$385,818	100.0%
Commercial Concrete Construction Segment	293,604	50.8%	119,381	25.6%	—	—%
Total	$578,236	100.0%	$466,498	100.0%	$385,818	100.0%

Operating (loss) income
Heavy Civil Marine Construction Segment	$(12,403)	(4.4)%	$(14,243)	(4.1)%	$10,262	2.7%
Commercial Concrete Construction Segment	16,477	5.6%	6,244	5.2%	—	—%
Total	$4,074		$(7,999)		$10,262

Year ended December 31, 2016 compared with years ended December 31, 2015

Heavy Civil Marine Construction Segment

Revenues for our heavy civil marine construction segment for the year ended December 31, 2016 were $284.6 million compared to $347.1 million for the year ended December 31, 2015, a decrease of $62.5 million, or 18.0%. This decrease is primarily attributable to project delays caused by severe weather impacting in the Florida market as well as to permitting delays caused by customers in both our Tacoma and Gulf Coast offices in addition to one-time charges related to the accounting treatment of a specific contract with significant differing site conditions.

Operating loss for our heavy civil marine construction segment for the year ended December 31, 2016 was $12.4 million, compared to a $14.2 million loss, an improvement of $1.8 million from the year ended December 31, 2015. The margin improvement was primarily due to the completion of troubled Tampa projects during the year. As a percentage of revenues, operating loss for our heavy civil marine construction segment was 4.4% for the year ended December 31, 2016 and 4.1% for the year ended 2015.

Commercial Concrete Construction Segment

Revenues for our commercial concrete construction segment for the year ended December 31, 2016 were $293.6 million compared to $119.4 million for the year ended December 31, 2015, an increase of $174.2 million, or 145.9%. This increase in revenue was primarily due to a full year of operations compared to the prior year due to the timing of the acquisition. In addition, the segment experienced significant growth in the Dallas market during 2016.

Operating income for our commercial concrete construction segment for the year ended December 31, 2016 was $16.5 million, compared to $6.2 million, an increase of $10.3 million from the year ended December 31, 2015. The margin improvement was primarily due to the improvements in the Dallas market. As a percentage of revenues, operating income for our commercial concrete construction segment was 5.6% for the year ended December 31, 2016 compared to 5.2% for the year ended December 31, 2015.

Year Ended December 31, 2015 compared with Year Ended December 31, 2014

Heavy Civil Marine Construction Segment

Revenues for our heavy civil marine construction segment for the year ended December 31, 2015 were $347.1 million compared to $385.8 million for the year ended December 31, 2014, a decrease of $38.7 million, or 10.0%. This decrease is primarily a result of project writedown costs from projects managed by the Tampa office and delays in beginning projects in the Gulf Coast region due to inclement weather conditions during the first and second quarters of 2015.

Operating loss for our heavy civil marine construction segment for the year ended December 31, 2015 was $14.2 million, compared income of $10.3 million, a difference of $24.5 million from the year ended December 31, 2014. The margin difference was primarily due to the troubled Tampa jobs during the year. As a percentage of revenues, operating loss for our heavy civil marine construction segment was 4.1% for the year ended December 31, 2015 compared to operating income of 2.7% for the year ended December 31, 2014.

Commercial Concrete Construction Segment

Revenues for our commercial concrete construction segment for the year ended December 31, 2015 were $119.4 million and operating income for the same period was $6.2 million. The Company completed the acquisition of the commercial concrete construction segment in August 2015. Therefore, there are no comparable results for the year ended December 31, 2014.

Critical Accounting Estimates

The consolidated financial statements contained in this report were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").  The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect both the Company’s carrying values of its assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements; we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

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

We are currently evaluating the impact of the new standard related to revenue recognition. See Note 2 - Summary of Significant Accounting Principles in the Notes to the Financial Statements (Part IV, Item 15 of this Form 10-K) for further discussion.

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

As required, annual impairment assessments and testing of goodwill are performed as of October 31 of each year or when circumstances arise that indicate a possible impairment might exist.  Based on this testing, we determined that the estimated fair value of either reporting unit exceeded its respective carrying values as of October 31, 2016, goodwill was not impaired, and no events have occurred since that date that would require an interim impairment test.   In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

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

The heavy civil marine construction segment maintains five levels of excess loss insurance coverage, totaling $200 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million. The commercial concrete construction segment maintains two levels of excess loss insurance coverage, totaling $200 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted.

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

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At December 31, 2016, our working capital was $77.6 million as compared with $75.3 million at December 31, 2015. As of December 31, 2016, we had cash on hand of $0.3 million. Due to the outstanding borrowings on our revolver and outstanding letters of credit, our borrowing capacity at December 31, 2016 was approximately $40.7 million.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Cash flows provided by operating activities	$23,149	$25,179	$11,945
Cash flows used in investing activities	$(17,686)	$(128,795)	$(42,787)
Cash flows (used in) provided by financing activities	$(6,503)	$66,068	$28,876

Capital expenditures (included in investing activities above)	$(18,715)	$(20,802)	$(18,711)

Operating Activities. During 2016, our operations provided approximately $23.1 million in net cash inflows, as compared with cash provided by operations in the prior year period of $25.2 million. The decrease in cash between periods of $2.1 million was primarily attributable to changes of working capital of $14.9 million, mainly driven by an increase in accounts receivable and decrease in accounts payable, which were offset by a decrease in costs and estimated earnings in excess of billings. These were offset by an improvement to net income of $4.4 million, and changes in depreciation and amortization expense, deferred financing costs, deferred income taxes and gain on sale of assets of approximately $8.4 million.

The increase in cash provided from operations between 2015 and 2014 was due primarily due to an increase in working capital and offset by a net loss and increased depreciation and stock compensation expense.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $18.7 million in 2016, as compared with $20.8 million in 2015. The decrease is primarily a result of timing of purchase of capital assets. The Company met its projected capital expenditures budget for the current fiscal year.

Financing Activities. During 2016, we drew down $57.0 million from our revolving line of credit. Additionally, we repaid $53.0 million on this draw, as well as made regularly scheduled debt payments and additional payments on the term loan of of $10.1 million for a total of $63.1 million in debt payments. In the prior year, in connection with our new Credit Facility, we borrowed $149.0 million to purchase TAS and extinguish our previous debt of $32.4 million. The Company also purchased 350,000 shares under the share repurchase program for $3.1 million.

Sources of Capital

The Company entered into a syndicated credit agreement (the "Credit Agreement") with Regions Bank on August 5, 2015, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank, and First Tennessee Bank NA. The primary purpose of the new Credit Agreement was to finance the acquisition of TAS, to provide a revolving line of credit, and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

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

See Note 11 in the Notes to the Financial Statements (Part IV, Item 15 of this Form 10-K) for further discussion on the Company's Debt.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to not be less than 1.25 to 1.00.

•	A consolidated Leverage Ratio to not exceed the following during each noted date:
-Closing Date through and including December 31, 2015, to not exceed 3.25 to 1.00;
-Fiscal Quarter Ending March 31, 2016, to not exceed, to not exceed 4.00 to 1.00;
-Fiscal Quarter Ending June 30, 2016, to not exceed, to not exceed 3.75 to 1.00;
-Fiscal Quarter Ending September 30, 2016, to not exceed 3.25 to 1.00.
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

The Company was in compliance with all financial covenants at December 31, 2016.

The Company expects to meet our future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  The Company believes that our cash position and available borrowings together with cash flow from our operations is adequate for general business requirements and to service our debt.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive (loss) income and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of December 31, 2016 is $0.4 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of December 31, 2016 is $0.4 million.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At December 31, 2016, we believe our capacity under our current bonding arrangement was in excess of $400.0 million, of which we had approximately $276.0 million in surety bonds outstanding.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2016:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(in thousands)
Debt obligations	$104,563	$19,813	$84,750	$—	$—
Operating lease obligations	40,328	$7,274	11,427	7,096	$14,531
Purchase obligations (1)	—	—	—	—	—
Total	$144,891	$27,087	$96,177	$7,096	$14,531

(1)	Commitments pursuant to other purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

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

A summary of debt and other contractual obligations as of December 31, 2016 and December 31, 2015 is as follows:

	December 31, 2016	December 31, 2015
Credit facility	$84,750	$98,188
Current maturities	19,813	12,459
Total long-term debt	$104,563	$110,647
Outstanding letters of credits	$1,311	$1,101
Leasing arrangements	$40,328	$31,574
Other long-term liabilities	$2,493	$1,813

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Principles of the Notes to the Financial Statements (Part IV, Item 15 of this Form 10-K) for further discussion.

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

Interest rate risk
At December 31, 2016, we had $104.6 million in outstanding borrowings under our revolving credit facility, with a weighted average interest rate of 3.35%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Additionally, a two-year Summary of Selected Quarterly Financial Data (unaudited) is included in “Selected Quarterly Financial Data” under Item 6 - Selected Quarterly Financial Data.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, an independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting dated March 24, 2017 and expressed an unqualified opinion on the effectiveness of our internal control over the financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the Company’s year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	72	Chairman of the Board	2007
Thomas N. Amonett	73	Director	2007
J. Michael Pearson	69	Director	2006
Austin J. Shanfelter	60	Director	2007
Gene Stoever	79	Director	2007
Mark R. Stauffer	54	President, Chief Executive Officer and Director	1999
L. Dwayne Breaux	54	Executive Vice President and Chief Operating Officer	2015
Peter R. Buchler	70	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009
Christopher J. DeAlmeida	39	Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer	2007

Code of Ethics
We have adopted a code of ethics for our chief executive, chief financial and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full texts of the codes of ethics and corporate governance guidelines are available at our website www.orionmarinegroup.com. Although we have never done so, in the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefore on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Orion Group Holdings, Inc. 12000 Aerospace Suite 300, Houston, Texas 77034, Attention: Corporate Secretary.

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
The Company’s Consolidated Financial Statements at December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.	Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2016 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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

3 .1
Amended and Restated Certificate of Incorporation of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 1-33891)).

3 .2
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

† 10 .20
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Mark R. Stauffer as amended by the First Amendment to Employment Agreement, dated January 1, 2017(incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 20, 2017)(File No. 001-33891).

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

10.27
First Amendment, effective March 31, 2016, to the Credit Agreement dated as of August 5, 2015, among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time To Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,2016, flied with the Securities and Exchange Commission on May 6, 2016 (File No. 1-33892).

* 21 .1	List of Subsidiaries.
* 23 .1	Consent of Independent Registered Public Accounting Firm - Ernst & Young.
* 23 .2	Consent of Independent Registered Public Accounting Firm - Grant Thornton.
24 .1	Power of Attorney (included on signature page of this filing).
* 31 .1	Certification of CEO pursuant to Section 302.
* 31 .2	Certification of CFO pursuant to Section 302.
* 32 .1	Certification of CEO and CFO pursuant to Section 906.
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

ORION GROUP HOLDINGS, INC.

March 24, 2017	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark R. Stauffer	President, Chief Executive Officer and	March 24, 2017
Mark R. Stauffer	Director

/s/ Christopher J. DeAlmeida	Chief Financial Officer	March 24, 2017
Christopher J. DeAlmeida	Chief Accounting Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	March 24, 2017
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	March 24, 2017
Thomas N. Amonett

/s/ J. Michael Pearson	Director	March 24, 2017
J. Michael Pearson

/s/ Austin J. Shanfelter	Director	March 24, 2017
Austin J. Shanfelter

/s/ Gene Stoever	Director	March 24, 2017
Gene Stoever

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2016

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Orion Group Holdings, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Orion Group Holdings, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15(2).These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orion Group Holdings, Inc. and subsidiaries at December 31, 2016, and the consolidated results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orion Group Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Group Holdings, Inc. and subsidiaries

We have audited Orion Group Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Orion Group Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Orion Group Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Orion Group Holdings, Inc. and subsidiaries as of December 31, 2016 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for the year ended December 31, 2016 of Orion Group Holdings, Inc. and subsidiaries and our report dated March 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Orion Group Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Orion Group Holdings, Inc. (formerly Orion Marine Group, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Group Holdings, Inc. (formerly Orion Marine Group, Inc.) and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Houston, Texas
March 15, 2016

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2016 and 2015
(In Thousands, Except Share and Per Share Information)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$305	$1,345
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	92,202	72,358
Retainage	40,201	35,433
Other current	4,634	5,313
Income taxes receivable	133	83
Inventory	5,392	4,867
Deferred tax asset	2,013	3,108
Costs and estimated earnings in excess of billings on uncompleted contracts	39,968	59,608
Assets held for sale	6,375	6,375
Prepaid expenses and other	3,885	4,627
Total current assets	195,108	193,117
Property and equipment, net	158,082	165,989
Accounts receivable, non-current	733	222
Inventory, non-current	3,998	6,218
Goodwill	66,351	65,982
Intangible assets, net of amortization	22,032	29,319
Other non-current	1,372	615
Total assets	$447,676	$461,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$19,188	$12,004
Accounts payable:
Trade	49,123	52,719
Retainage	893	1,671
Accrued liabilities	19,946	22,149
Taxes payable	689	813
Billings in excess of costs and estimated earnings on uncompleted contracts	27,681	28,484
Total current liabilities	117,520	117,840
Long-term debt, net of debt issuance costs	82,077	94,605
Other long-term liabilities	2,493	1,813
Deferred income taxes	19,000	19,345
Interest rate swap liability	382	145
Total liabilities	221,472	233,748
Commitments and contingencies
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 28,405,850 and 27,992,589 issued; 27,694,626 and 27,281,358 outstanding at December 31, 2016 and December 31, 2015, respectively	283	279
Treasury stock, 711,231 and 711,231 shares, at cost December 31, 2016 and December 31, 2015, respectively	(6,540)	(6,540)
Other comprehensive loss	(382)	(145)
Additional paid-in capital	171,079	168,736
Retained earnings	61,764	65,384
Total stockholders’ equity	226,204	227,714
Total liabilities and stockholders’ equity	$447,676	$461,462

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2016	2015	2014
Contract revenues	$578,236	$466,498	$385,818
Costs of contract revenues	510,754	426,316	341,224
Gross profit	67,482	40,182	44,594
Selling, general and administrative expenses	64,987	47,715	34,691
(Gain) loss from sale of assets, net	(1,579)	466	(359)
Operating income (loss)	4,074	(7,999)	10,262
Other (expense) income:
Other income	59	536	467
Interest income	3	32	17
Interest expense	(6,175)	(3,148)	(694)
Other (expense) income, net	(6,113)	(2,580)	(210)
(Loss) income before income taxes	(2,039)	(10,579)	10,052
Income tax expense (benefit)	1,581	(2,519)	3,175
Net (loss) income	$(3,620)	$(8,060)	$6,877

Basic (loss) income per share	$(0.13)	$(0.29)	$0.25
Diluted (loss) income per share	$(0.13)	$(0.29)	$0.25
Shares used to compute (loss) income per share
Basic	27,536,967	27,366,528	27,421,441
Diluted	27,536,967	27,366,528	27,787,613

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year ended December 31,
	2016	2015	2014
Net (loss) income	$(3,620)	$(8,060)	$6,877
Change in fair value of cash flow hedge, net of tax expense of $25, and benefit of $90 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively	(237)	(145)	—
Total comprehensive (loss) income	$(3,857)	$(8,205)	$6,877

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share and Per Share Information)

	Common Stock		Treasury Stock		Other Comprehensive Income (Loss)	Additional Paid-In	Retained
	Shares	Amount	Shares	Amount		Capital	Earnings	Total
Balance, January 1, 2014	27,710,775	$278	(317,731)	$(3,003)	$—	$163,970	$66,567	$227,812
Stock-based compensation	—	—	—	—	—	1,594	—	1,594
Exercise of stock options	143,282	1	—	—	—	869	—	870
Issuance of restricted stock	115,726	—	—	—	—	—	—	—
Purchase of shares into treasury	—	—	(43,500)	(436)	—	—	—	(436)
Net income	—	—	—	—	—	—	6,877	6,877
Balance, December 31, 2014	27,969,783	$279	(361,231)	$(3,439)	$—	$166,433	$73,444	$236,717
Stock-based compensation	—	—	—	—	—	2,275	—	2,275
Exercise of stock options	3,970	—	—	—	—	28	—	28
Issuance of restricted stock	38,660	—	—	—	—	—	—	—
Forfeiture of restricted stock	(19,824)	—	—	—	—	—	—	—
Cash flow hedge, net of tax	—	—	—	—	(145)	—	—	(145)
Purchase of shares into treasury	—	—	(350,000)	(3,101)	—	—	—	(3,101)
Net loss	—	—	—	—	—	—	(8,060)	(8,060)
Balance, December 31, 2015	27,992,589	$279	(711,231)	$(6,540)	$(145)	$168,736	$65,384	$227,714
Stock-based compensation	—	—	—	—	—	2,280	—	2,280
Exercise of stock options	13,850	—	—	—	—	67	—	67
Issuance of restricted stock	407,002	4	—	—	—	(4)	—	—
Cash flow hedge, net of tax	—	—	—	—	(237)	—	—	(237)
Forfeiture of restricted stock	(7,591)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,620)	(3,620)
Balance, December 31, 2016	28,405,850	$283	(711,231)	$(6,540)	$(382)	$171,079	$61,764	$226,204

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net (loss) income	$(3,620)	$(8,060)	$6,877
Adjustments to reconcile net (loss) income to net cash provided by
Operating activities:
Depreciation and amortization	34,162	28,083	23,451
Deferred financing cost amortization	1,225	462	—
Bad debt expense	—	22	993
Deferred income taxes	751	(2,885)	1,869
Stock-based compensation	2,280	2,275	1,594
(Gain) loss on sale of property and equipment	(1,579)	466	(359)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,935)	(2,666)	(4,202)
Income tax receivable	(49)	249	—
Inventory	1,696	1,150	(3,702)
Accounts receivable, non-current	(511)	(222)	—
Prepaid expenses and other	856	(467)	(695)
Costs and estimated earnings in excess of billings on uncompleted contracts	19,640	(10,655)	(19,725)
Accounts payable	(5,717)	12,245	(1,178)
Accrued liabilities	(1,123)	1,658	4,428
Income tax payable	(125)	(1,097)	538
Billings in excess of costs and estimated earnings on uncompleted contracts	(802)	4,655	2,109
Deferred revenue	—	(34)	(53)
Net cash provided by operating activities	23,149	25,179	11,945
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,152	2,708	1,005
Purchase of property and equipment	(18,715)	(20,802)	(18,711)
Acquisition of TAS and purchase price adjustment	(369)	(110,344)	—
Acquisition of HITS, net	—	(357)	—
Acquisition of land	—	—	(25,081)
Contributions to CSV life insurance	(754)	—	—
Net cash used in investing activities	(17,686)	(128,795)	(42,787)
Cash flows from financing activities:
Borrowings from Credit Facility	57,000	149,021	30,000
Payments made on borrowings from Credit Facility	(63,084)	(42,955)	(1,557)
Extinguishment of debt	—	(32,427)	—
Loan costs from Credit Facility	(486)	(4,498)	—
Exercise of stock options	67	28	869
Purchase of shares into treasury	—	(3,101)	(436)
Net cash (used in) provided by financing activities	(6,503)	66,068	28,876
Net change in cash and cash equivalents	(1,040)	(37,548)	(1,966)
Cash and cash equivalents at beginning of year	1,345	38,893	40,859
Cash and cash equivalents at end of year	$305	$1,345	$38,893
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,031	$3,063	$742
Taxes, net of refunds	$999	$584	$770

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014
(Tabular Amounts in thousands, Except Share and per Share Amounts)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), is a leading specialty construction company in the building, industrial, and infrastructure sectors in the continental United States, Alaska, Canada and the Caribbean Basin through its heavy civil marine construction and its commercial concrete construction segments. The Company’s heavy civil marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its commercial concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

The tools used by the chief operating decision maker to allocate resources and assess performance are based on two reportable and operating segments: heavy civil marine construction and commercial concrete construction.
Although the Company describes its business in this report in terms of the services it provides, our base of customers and the areas in which it operates, it has determined that its operations currently comprise two reportable segments pursuant to FASB ASC Topic 280 - Segment Reporting.  In previous reporting periods, the Company reported its financial information based on one reportable segment, now known as the heavy civil marine construction segment. With the acquisition of TAS in 2015, we expanded to two operating and reportable segments, adding the commercial concrete construction segment.
In making this determination, the Company considered the similar economic characteristics of its operations. For the heavy civil marine construction segment, the methods used, and the internal processes employed, to deliver heavy civil marine construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment has the same customers with similar funding drivers, and it complies with regulatory environments driven through Federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, EPA and OSHA, among others. Additionally, the segment is driven by macro-economic considerations including the level of import/export seaborne transportation, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
For our commercial concrete construction segment, the Company also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed to deliver our commercial concrete construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment complies with regulatory environments such as OSHA. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational developments, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for future prospects and are similar across the segment.

Basis of Presentation

These consolidated financial statements include the accounts of the parent company, Orion Group Holdings, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America.  All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts for financial statement purposes on the percentage-of-completion method, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue is derived from the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs we incur that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. The Company records revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent management believes related collection is probable and includes no profit on claims recorded. During 2016, in accordance with ASC 605-35-25-30, the Company recognized claims of approximately $12.3 million with customers. The Company believes collection of these claims is probable, although the full amount of the recorded claims may not be recognized. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at December 31, 2016 and December 31, 2015 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less write-offs and allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2016 and 2015. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of December 31, 2016 and December 31, 2015, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at December 31, 2016 totaled $40.2 million, of which $7.4 million is expected to be collected beyond 2017. Retainage at December 31, 2015 totaled $35.4 million.

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

Advertising Costs

The Company primarily obtains contracts through the open bid process, and therefore advertising costs are not a significant component of expense.  Advertising costs are expensed as incurred.  Advertising expenses totaled $178,000, $114,000, and $13,000 in 2016, 2015 and 2014, respectively.

Environmental Costs

Costs related to environmental remediation are charged to expense.  Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized.  Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not have any environmental liabilities as of December 31, 2016 or 2015, respectively.

Fair Value Measurements

The Company evaluates and presents certain amounts included in the accompanying consolidated financial statements at “fair value” in accordance with U.S. GAAP, which requires the Company to base its estimates on assumptions that market participants, in an orderly transaction, would use to price an asset or liability, and to establish a hierarchy that prioritizes the information used to determine fair value.  Refer to Note 8 for more information regarding fair value determination.

Inventory

Current inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or net realizable value. Where shipping and handling costs are incurred by us, these charges are included in inventory and charged to cost of contract revenue upon use. Non-current inventory consists of spare parts (including engines, cutters and gears) that require special order or longer lead times for manufacture or fabrication, but must be kept on hand to reduce downtime on a project. Refer to Note 7 for more information regarding inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, and depreciated using the straight line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are as follows:

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

Goodwill and Other Intangible Assets

Goodwill

Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level. The Company's reporting units are the same as its operating segments. Annual impairment tests of goodwill are performed as of October 31 of each year or when circumstances arise that indicate a possible impairment might exist. Tests of impairment require a two-step process to be performed to analyze whether or not goodwill has been impaired. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, quantifies the impairment.

The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of its market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates, weighted average cost of capital and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. Other considerations are assumptions that market participants may use and analysis of comparable companies. The underlying assumptions used for determining fair value require significant judgment and are susceptible to change from period to period and could potentially cause a material impact to the income statement. In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

See Note 9 to the consolidated financial statements for additional discussion of our goodwill and related goodwill impairment testing.

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

See Note 9 to the consolidated financial statements for additional discussion of our intangible assets and trade name impairment testing.

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

Income Taxes

The Company determines its consolidated income tax provision using the liability method prescribed by U.S. GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against any deferred tax asset. The current provision for income tax is based upon the current tax laws and the Company’s interpretation of these laws, as well as the probable outcomes of any tax audits. The value of any net deferred tax asset depends upon estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that the Company does not expect to realize. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting the Company’s financial position and results of operations. The Company computes deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The heavy civil marine construction segment maintains five levels of excess loss insurance coverage, totaling $200.0 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1.0 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10.0 million and the Watercraft Pollution Policy primary limit is $5.0 million. The commercial concrete construction segment maintains two levels of excess loss insurance coverage, totaling $200.0 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1.0 million has been exhausted.

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

The accrued liability for self-insured claims includes incurred but not reported losses of $5.2 million and $8.0 million at December 31, 2016 and 2015, respectively.

Warranty Costs

Provision for estimated warranty costs, (if any) is made in the period in which such costs become probable and is periodically adjusted to reflect actual experience.  The Company historically has not been subject to significant warranty provisions.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation. This includes an adjustment in prior periods to include debt issuance costs as a portion of debt on the balance sheet pursuant to the adoption of FASB Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. Additionally, the Company also determined that a gain or loss on the sale of an asset should be shown on the face of the income statement included as part of operating income based on ASC 360-10-45-5.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The FASB issued this update to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The guidance should be applied on a prospective basis and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted and the Company does not anticipate that the changes will materially impact the financial statements unless a goodwill impairment is recognized in the future.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The FASB issued this update to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact to its financial statements but does not anticipate the changes to materially impact the financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The FASB issued this update as part of its Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment that will cause the most impact to our financial statements will be the change of presenting net operating loss carryforwards for tax purposes as a part of retained earnings as opposed to the current method of having them off balance sheet. The update allows for a modified retrospective approach so that the earliest period presented can be adjusted for the new standard. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The Company is currently evaluating the impact to its financial statements and plans to adopt in the first quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The Board issued this update to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company anticipates the most significant of the amendments to our organization to be the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. In early 2017, the Company established a steering committee to analyze the potential impact of the new standard and explore the possibility of potentially early adopting the new standard. The Company's ability to potentially early adopt will be dependent on the completion of the analysis of information necessary to adopt the standard.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The Board issued this update as part of its initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The Company does not expect a significant impact to its financial statements other than on working capital calculations. As of December 31, 2016, there was $2.0 million of deferred taxes included in current assets which under this update would be reclassified to long-term.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The Board issued this update as part of its initiative to reduce complexity in accounting standards. The provisions of this guidance are that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the impact to its financial statements but does not anticipate this having a material impact.
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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company currently anticipates adopting the standard using the cumulative catch-up transition method which will involve recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous years.

The Company established a steering committee consisting of representatives from various business segments within the organization. The purpose of this committee is to analyze the impact of the new standard on the Company's business by reviewing the current revenue practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts. In addition, the Company is analyzing the possibility of any necessary changes to current business processes, systems and controls to support recognition and disclosure under the new standard.

The effective date of this guidance was deferred through the issuance of ASU 2015-14 and is effective for the Company beginning January 1, 2018. The impact of adopting the new standard is not expected to materially impact revenue or net income or the consolidated balance sheet. The Company expects the largest impact from the new standard to be on performance obligations within the contracts and the timing of revenue being recognized. The Company continues to evaluate all areas of the standard and its effect on the Company’s financial statements.

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
Under the acquisition method of accounting, the total acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of TAS based on their estimated fair values as of the closing of the acquisition. The table below outlines the total actual acquisition consideration allocated to the fair values of TAS’s tangible and intangible assets and liabilities as of August 5, 2015 and subsequent working capital adjustments:

Accounts receivable	$54,987
Costs and estimated earnings in excess of billings on uncompleted contracts	4,372
Prepaid expenses and other current assets	828
Fixed assets, net	15,720
Investment in GLM Concrete Services, LLC	76
Goodwill	33,817
Other intangible assets	33,650
Accounts payable	(18,458)
Accrued expenses and other current liabilities	(13,015)
Total Acquisition Consideration at August 5, 2015	$111,977
Working Capital Adjustment	(1,633)
Final Adjustment(1)	385
Total Acquisition Consideration	$110,729
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

4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at December 31, 2016 and December 31, 2015, respectively:

	December 31, 2016		December 31, 2015
Federal Government	$5,542	4%	$4,230	4%
State Governments	9,302	7%	1,274	1%
Local Governments	20,886	16%	19,660	18%
Private Companies	96,673	73%	82,627	77%
Total receivables	$132,403	100%	$107,791	100%

At December 31, 2016 and 2015, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of revenue by type of customer for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
	2016	%	2015	%	2014	%
Federal Government	$40,361	7%	$45,439	10%	$47,390	13%
State Governments	$37,700	7%	$42,026	9%	$43,147	11%
Local Governments	$94,461	16%	$130,187	28%	$97,145	25%
Private Companies	$405,714	70%	$248,846	53%	$198,136	51%
Total contract revenues	$578,236	100%	$466,498	100%	$385,818	100%

In the years ended December 31, 2016, 2015 and 2014 , no single customer exceeded 10.0% of total contract revenues.

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

Revenues generated outside the United States totaled 1.3%, 4.1% and 12.9% of total revenues for the years ended 2016, 2015 and 2014, respectively and were primarily located in the Caribbean.

5.	Contracts in Progress

Contracts in progress are as follows at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$802,140	$782,934
Estimated earnings	143,975	132,694
	946,115	915,628
Less: Billings to date	(933,828)	(884,504)
	$12,287	$31,124
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	39,968	$59,608
Billings in excess of costs and estimated earnings on uncompleted contracts	(27,681)	(28,484)
	$12,287	$31,124

Costs and estimated earnings in excess of billings on completed contracts, net of billings, totaled $0.6 million as of December 31, 2016 and 2015.

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

6.	Property and Equipment

The following is a summary of property and equipment at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Automobiles and trucks	$2,525	$2,749
Building and improvements	37,269	28,226
Construction equipment	165,023	159,963
Vessels and other equipment	88,659	89,485
Office equipment	7,125	6,057
	300,601	286,480
Less: accumulated depreciation	(181,293)	(164,371)
Net book value of depreciable assets	119,308	122,109
Construction in progress	543	5,649
Land	38,231	38,231
	$158,082	$165,989

For the years ended December 31, 2016, 2015 and 2014, depreciation expense was $26.9 million, $23.7 million and $23.5 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

During 2015, the Company committed to a plan to review property and equipment within the heavy civil marine construction segment and adopted a plan to dispose of underutilized assets. These assets have been separately presented in the Consolidated Balance Sheets as “Assets held for sale” and are no longer depreciated. In connection with this disposal, the Company determined that the carrying value of certain of these assets exceeded its fair value, and consequently, the Company recorded an impairment loss of $1.7 million on those assets during 2015, which included any expected costs to sell. Additionally, various other assets were identified as underutilized and will be sold for salvage value. The Company recorded an impairment loss of $0.9 million on those assets. These losses are recorded in the “Other expense” section of the Consolidated Statements of Operations during the year ended December 31, 2015. Approximately $6.4 million remain as held for sale on the Company's Consolidated Balance Sheets at December 31, 2016. The Company expects to dispose of the remaining assets within one year of the balance sheet date.

7.	Inventory

Current inventory at December 31, 2016 and December 31, 2015, of $5.4 million and $4.9 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at December 31, 2016 and December 31, 2015 totaled $4.0 million and $6.2 million, respectively, and consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

8.	Fair Value

Recurring Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Cash surrender value of life insurance policy	$1,188	—	1,188	—
Liabilities:
Derivatives	$447	—	447	—
December 31, 2015
Assets:
Cash surrender value of life insurance policy	$436	—	436	—
Liabilities:
Derivatives	$235	—	235	—

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

Non-Recurring Fair Value Measurements

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

Other Fair Value Measurements

The fair value of the Company's debt at December 31, 2016 and 2015 approximated its carrying value of $104.6 million and $110.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Beginning balance, January 1	$65,982	$33,798
Additions	369	32,184
Ending balance	$66,351	$65,982

At December 31, 2016, goodwill totaled $66.4 million, of which $33.8 million relates to the heavy civil marine construction segment and $32.6 million relates to the commercial concrete construction segment.

Additions to goodwill were attributable to the acquisition of TAS. The additions above represent goodwill calculated for the acquisition at the date of closing, less the working capital adjustment (See Note 3).

As discussed previously in Note 2, goodwill is reviewed for impairment annually as of October 31 at a reporting unit level. Step one of the October 31, 2016 goodwill impairment test resulted in no indication of impairment for either reporting unit, and no events have occurred since that date that would require an interim impairment test. Since our 2015 impairment test, market conditions affecting our heavy civil marine construction reporting unit have improved and our expectations of future cash flows has increased significantly, resulting in an increase in the fair value we determined for that reporting unit. However, if we are not successful in achieving our anticipated results, we may need to revise these expectations, which could result in a reduction in the fair value. To compensate for the risk in our projections, we used a discount rate commensurate for that risk. The discount rate used in testing goodwill for impairment for the heavy civil marine construction segment was 25.0%, and the fair value of the reporting unit exceeded carrying value by 33.3%. The fair value of the heavy civil marine construction reporting unit was $345.0 million, and the carrying value was $230.3 million. The discount rate used in testing goodwill for impairment for the commercial concrete construction reporting unit was 20.0%, and the fair value of the reporting unit exceeded carrying value by 4.2%. The fair value of the commercial concrete construction reporting unit was $126.0 million, and the carrying value was $120.7 million.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	2016	2015
Intangible assets, January 1	$34,362	$7,602
Additions	—	26,760
Total intangible assets, end of year	34,362	34,362

Accumulated amortization, January 1	$(11,933)	$(7,515)
Current year amortization	(7,287)	(4,418)
Total accumulated amortization	(19,220)	(11,933)

Net intangible assets, end of year	$15,142	$22,429

Finite-lived intangible assets were acquired as part of the purchase of TAS which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $8.7 million and will be amortized over two years. Customer relationships were valued at approximately $18.1 million and will be amortized over eight years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the year ended December 31, 2016, $7.3 million of amortization expense was recognized for these assets. In 2016, the Company evaluated the useful lives of these finite-lived intangible assets and no change was needed. Future expense remaining of approximately $15.1 million will be amortized as follows:

2017	$4,554
2018	3,168
2019	2,462
2020	1,955
2021	1,448
Thereafter	1,555
$15,142
Additionally, the Company has one indefinite-lived intangible asset, a trade name, which is tested for impairment annually on October 31, or whenever events or circumstances indicate that the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name’s carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property it does not have to "rent" the asset and is, therefore, "relieved" from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. The impairment test concluded that the fair value of the trade name was $9.9 million, and the carrying value was $6.9 million, therefore no impairment was recorded.

10.	Accrued Liabilities

Accrued liabilities at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Accrued salaries, wages and benefits	$10,818	$8,115
Accrual for self-insurance liabilities	5,223	7,998
Property taxes	1,615	2,020
Sales tax	1,722	1,991
Interest	19	112
Payable to TAS Seller	—	728
Other accrued expenses	549	1,185
	$19,946	$22,149

11.	Long-term Debt and Line of Credit

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

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.5 million. During the first quarter of 2016, the Company executed the First Amendment of the Credit Agreement and additional costs were incurred of approximately $0.5 million. These costs were initially capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. During the first quarter of 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. Upon adoption of this guidance, debt issuance costs are now presented as a direct deduction from the carrying amount of the debt liability, of which $0.6 million was allocated to current debt and $2.7 million was allocated to long-term debt as of December 31, 2016. As of December 31, 2015, $0.5 million was allocated to current debt and $3.6 million was allocated to long-term debt.

The quarterly weighted average interest rate for the Credit Facility as of December 31, 2016 was 3.35%.

The Company's obligations under debt arrangements consisted of the following:

	December 31, 2016			December 31, 2015
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Revolving line of credit	$8,000	$(252)	$7,748	$4,021	$(147)	$3,874
Term loan - current	11,813	(373)	11,440	8,438	(308)	8,130
Total current debt	19,813	(625)	19,188	12,459	(455)	12,004
Term loan - long-term	84,750	(2,673)	82,077	98,188	(3,583)	94,605
Total debt	$104,563	$(3,298)	$101,265	$110,647	$(4,038)	$106,609

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit . The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving credit facility within one year, therefore, the outstanding balance as of December 31, 2016 has been classified as current.

As of December 31, 2016, the outstanding balance on the revolving line of credit was $8.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 3.13%. There were also $1.3 million in outstanding letters of credit as of December 31, 2016, which reduced the maximum borrowing availability on the revolving line of credit to $40.7 million as of December 31, 2016. The Company made payments of approximately $53.0 million on the outstanding revolving balance during 2016. Subsequent to 2016, the Company drew $10.0 million on the revolving line of credit.

Provisions of the term loan

The original principal amount of $135.0 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). At December 31, 2016, the outstanding term loan component of the Credit Facility totaled $96.6 million and was secured by specific assets of the Company.The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2017	11,813
2018	13,500
2019	15,188
2020	56,062
$96,563

The Company made the scheduled quarterly principal payments of $8.4 million and additional payments of $1.6 million during 2016, which reduced the outstanding principal balance to $96.6 million at December 31, 2016. The current portion of debt is $11.8 million and the non-current portion is $84.8 million. As of December 31, 2016, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.13%.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to not be less than 1.25 to 1.00.

•	A consolidated Leverage Ratio to not exceed the following during each noted date:
-Closing Date through and including December 31, 2015, to not exceed 3.25 to 1.00;
-Fiscal Quarter Ending March 31, 2016, to not exceed, to not exceed 4.00 to 1.00;
-Fiscal Quarter Ending June 30, 2016, to not exceed, to not exceed 3.75 to 1.00;
-Fiscal Quarter Ending September 30, 2016, to not exceed 3.25 to 1.00.
-Fiscal Quarter Ending December 31, 2016, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending June 30, 2017 and each Fiscal Quarter thereafter, to not exceed 2.50 to 1.00.

As of December 31, 2016, the Company was in compliance with all financial covenants.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive (loss) income and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of December 31, 2016 is $0.4 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of December 31, 2016 is $0.4 million.

12.     Purchase of Common Shares

In October 2014, the Board of Directors of the Company approved a common share repurchase program that authorized the repurchase of up to $40.0 million in open market value. The shares may be repurchased over time, depending on market conditions, the market price of the Company's common shares, the Company's capital levels, the Company's capital needs, securities laws and limitations, and other considerations. The share repurchase program is expected to expire five years from the date the program was approved. As of December 31, 2015, the Company repurchased 350,000 shares at an average price of $8.83. The Company did not repurchase any shares during 2016.

13.    Income Taxes

The following table presents the components of our consolidated income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014:

	Current	Deferred	Total
Year ended December 31, 2016
U.S. Federal	$35	$(1,093)	$(1,058)
State and local	511	$1,519	$2,030
Foreign	284	325	609
	$830	$751	$1,581
Year ended December 31, 2015
U.S. Federal	$3	$(3,768)	$(3,765)
State and local	(60)	883	823
Foreign	423	—	423
	$366	$(2,885)	$(2,519)
Year ended December 31, 2014
U.S. Federal	$247	$2,571	$2,818
State and local	599	(702)	(103)
Foreign	460	—	460
	$1,306	$1,869	$3,175

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2016	2015	2014
Statutory amount (computed at 35%)	$(714)	$(3,703)	$3,519
State income tax, net of federal benefit	94	(709)	(312)
Permanent differences	99	43	122
Permanent differences, incentive stock options	224	298	157
True up to prior year taxes	109	—	(311)
Valuation Allowance	1,769	1,552	—
Consolidated income tax provision	$1,581	$(2,519)	$3,175
Consolidated effective tax rate	(77.5)%	23.8%	31.6%

In the current year, the Company's effective tax rate differed from the statutory rate of 35% primarily due to the recognition of a valuation allowance on certain state NOLs, as described below, as well as state income taxes, and the non-deductibility of certain permanent tax items, such as incentive stock compensation expense.

The Company’s deferred tax assets and liabilities are as follows:

	December 31, 2016		December 31, 2015
	Current	Long- term	Current	Long- term
Assets related to:
Accrued liabilities	$2,322	$—	$3,073	$—
Intangible assets	—	4,517	—	2,983
Net operating loss carryforward	—	7,455	—	4,597
Valuation allowance	—	(3,321)	—	(1,552)
Non-qualified stock options	112	1,367	31	1,354
Foreign tax credits	—	2,035	—	1,501
AMT credits	—	780	—	995
Other	45	16	44	32
Total assets	2,479	12,849	3,148	9,910
Liabilities related to:
Depreciation and amortization	—	(25,326)	—	(24,309)
Goodwill	—	(6,502)	—	(4,933)
Deferred revenue on maintenance contracts	(429)	—	(8)	—
Other	(37)	(21)	(32)	(13)
Total liabilities	(466)	(31,849)	(40)	(29,255)
Net deferred assets (liabilities)	$2,013	$(19,000)	$3,108	$(19,345)

As reported in the balance sheets:

	December 31, 2016	December 31, 2015
Net current deferred tax assets	2,013	3,108
Net non-current deferred tax liabilities	(19,000)	(19,345)
Total net deferred tax liabilities:	$(16,987)	$(16,237)

The Company assessed the realizability of its deferred tax assets at December 31, 2016, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company has a tax effected net operating loss carryforward ("NOL") in 2016 of $4.2 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to partially utilize these NOLs against future income primarily with reversing of temporary differences attributable to depreciation, due to expiration dates well into the future. However, the Company has determined that a portion of the NOLs related to certain jurisdictions will more likely than not be able to be fully utilized. Therefore, a valuation allowance of $3.3 million was established for this portion of the NOL. For federal tax purposes, the Company has utilized its ability to carry losses back prior to 2016. Approximately $11.2 million remains as a federal tax carryforward, which the Company believes it will be able to utilize before expiration.

As of December 31, 2016 the Company had approximately $0.8 million of alternative minimum tax credits available that do not expire. In addition, excess tax benefits of approximately $2.0 million associated with the vesting of restricted stock awards and other stock options are included in the federal net operating loss carryovers stated previously.

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2013, 2014, and 2015. The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2016 and 2015, as the Company has not recorded any uncertain tax positions. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2017.

14.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. For the year ended December 31, 2016 and 2015 no potential common stock equivalents were included in the computation and in 2014 incremental shares of 801,441 were included in the computation of diluted earnings per share. For the years ended December 31, 2016, 2015 and 2014, the Company had 2,381,926, 2,043,375, and 1,994,818, securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted (loss) earnings per share:

	Year ended December 31,
	2016	2015	2014
Basic:
Weighted average shares outstanding	27,536,967	27,366,528	27,421,441
Diluted:
Total basic weighted average shares outstanding	27,536,967	27,366,528	27,421,441
Effect of dilutive securities:
Common stock options	—	—	366,172
Total weighted average shares outstanding assuming dilution	27,536,967	27,366,528	27,787,613
Anti-dilutive stock options	—	—	801,441
Shares of common stock issued from the exercise of stock options	13,850	3,970	143,282

15.	Stock-Based Compensation

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

Restricted Stock

The following table summarizes the restricted stock activity under the Company's equity incentive plans :

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2014	217,045	$6.60
Granted	115,726	$11.35
Vested	(96,908)	$7.35
Forfeited/repurchased shares	—	$—
Nonvested at December 31, 2014	235,863	$8.63
Granted	38,660	$5.82
Vested	(134,545)	$6.84
Forfeited/repurchased shares	(19,824)	$11.35
Nonvested at December 31, 2015	120,154	$9.28
Granted	407,002	$4.96
Vested	(147,259)	$6.62
Forfeited/repurchased shares	(7,591)	$7.08
Nonvested at December 31, 2016	372,306	$5.66

Independent directors receive equity compensation in the form of grants.  In May 2016, the independent directors received equity compensation grants of 14,170 shares, with a fair value of $4.94 per share and in November 2014, the Company's independent directors received equity compensation grants of 6,167 shares, with a fair value of $11.35 per share. Additionally, in 2016, certain officers and executives of the Company were awarded 267,175 shares with a vesting period of three years and a weighted average fair value of $4.96 per share and in November 2014, certain officers and executives of the Company were awarded 84,891 shares with a vesting period of three years and a fair value of $11.35 per share. No shares were granted to independent directors, officers or executives of the Company during 2015, except for the chief operating officer who joined the Company in September 2015. Upon execution of his employment agreement, he was awarded 38,660 shares, with a vesting period of three years and a fair value of $5.82 per share.

Performance Stock

In May 2016, the Company awarded certain executives 68,977 shares of performance based stock, which vest based on the achievement of an objective return on invested capital measured over a two-year performance period covering the 2017 and 2018 fiscal years. The fair value on the date of the grant was $4.94 per share.

Stock Options

The following table summarizes the stock option activity under the Company's equity incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,071,757	$9.49
Granted	233,828	$11.35
Exercised	(143,282)	$6.08
Forfeited	(105,405)	$11.06
Outstanding at December 31, 2014	2,056,898	$9.86
Granted	143,862	$5.82
Exercised	(3,970)	$6.00
Forfeited	(46,890)	$11.72
Outstanding at December 31, 2015	2,149,900	$9.56
Granted	587,862	$4.98
Exercised	(13,850)	$4.86
Forfeited	(374,466)	$9.89
Outstanding at December 31, 2016	2,349,446	$8.39

Vested and expected to vest at December 31, 2016	2,308,956	$8.32	5.24	$6,970
Exercisable at December 31, 2016	1,627,204	$9.61	3.67	$3,897

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

	2016	2015	2014
Weighted average grant-date fair value of options granted	$4.97	$5.82	$6.40
Risk-free interest rate	1.06%	0.97%	1%
Expected volatility	49%	38%	88.5%
Expected term of options (in years)	3.0	3.0	3.0
Dividend yield	—%	—%	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants.  The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for the years presented is based on the exercise history.

For years ended December 31, 2016, 2015 and 2014, compensation expense related to stock based awards outstanding for the periods was $2.3 million, $2.3 million and $1.6 million, respectively. The Company applies a 3.2% and 5.5% forfeiture rate, which gets compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis.

During the year ended December 31, 2016, certain officers and executives of the Company were awarded 587,862 options with a vesting period of three years and a weighted average fair value of $4.98 per share, and for the year ended December 31, 2014, certain officers and executives were awarded 233,828 options with a vesting period of three years and a fair value of $11.35 per share. No options were awarded to officers or executives of the Company as of the year ended December 31, 2015, except for the chief operating officer who joined the Company in September 2015. Upon execution of his employment agreement, he was granted 143,862 shares, with a vesting period of three years and a fair value of $5.82 per share.

In the year ended December 31, 2016, the Company received proceeds of approximately $67,000 upon the exercise of 13,850 options. In the year ended December 31, 2015, proceeds of $28,000 upon the exercise of 3,970 options and in the year ended December 31, 2014, 143,282 options were exercised, generating proceeds of $869,000.

As of December 31, 2016, there was $2.7 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested equity awards, which is expected to be recognized over a weighted average period of 2.0 years.

	2016	2015	2014
Total intrinsic value of options exercised	$53	$17	$494
Total fair value of shares vested	$986	$1,226	$923

16.	Employee Benefits

All of the Company's heavy civil marine construction segment employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pretax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2016, 2015 and 2014 the Company contributed $1.4 million, $1.4 million and $1.2 million to the Plan, respectively.

All of the Company's commercial concrete construction segment employees except Leads, Helpers, Laborers, Finishers, Formsetters, Carpenters, Rodbusters, Patchmen, Equipment Operators, Field Engineering Trainees and certain Highly Compensated Employees are eligible to participate in the AGC Southwest Chapters 401(k) Retirement Plan, a multiple employer plan, after completing three months of service. Each participant may contribute up to the annual IRS limit. The Company matches 50% on the first 6% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a five-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the year ended December 31, 2016 and 2015, the Company contributed $0.2 million and $0.1 million, respectively.

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

The following table presents the Company's participation in these plans:

	Pension Plan	Pension Protection Act ("PPA")		FIP/RP					Expiration
Pension Trust	Employer	Certified Zone Status (1)		Status	Contributions			Surcharge	of Collective
Fund	Identification Number	2016	2015	P/I (2)	2016	2015	2014	Imposed	Bargaining Agreement
International Union of Operating Engineers - Employers Construction Industry Retirement Plan - Local 302 and 612 Trust Funds	91-6028571	Green	Green	N/A	$2,158	$1,518	$1,295	—	2018
Associated General Contractors of Washington Carpenter, Piledrivers, and Millwrights	91-6029051 91-6029049	Green	Green	N/A	$938	$748	$737	—	2018
Alaska Carpenters Trust Fund	92-0120866	Green	Green	N/A	$889	$807	$1,044	—	2017
Alaska Laborers Trust Fund	91-6028298	Yellow	Orange	P	$126	$110	$246	—	2017

1.    The most recent PPA zone status available in 2016 and 2015 is for the plan's year end during 2015 and 2014, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
2.    The FIP/RP Status P/I column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending ("P"), or implemented ("I").

There are currently no plans to withdraw from any of the multiemployer plans in which the Company participates.

17.	Commitments and Contingencies

Operating Leases

In July 2005, the Company executed a sale-leaseback transaction in which it sold an office building for $2.1 million and entered into a ten year lease agreement. The sale of the office building resulted in a gain of $562,000 which has been deferred and amortized over the life of the lease. The Company recognized approximately $8,000 for the year ending 2015 and and $56,000 for the year ending 2014, respectively. Scheduled increases in monthly rent are included in the lease agreement. Rent expense under this agreement was approximately $85,000 and $173,000 for the years ending December 31, 2015 and 2014, respectively. The Company, at its option, can extend the lease for two additional five year terms. However, the Company opted not to renew the lease and it expired on July 1, 2015.

In 2005, the Company entered into a lease agreement for vehicles under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2016, 2015 and 2014 was $1.5 million, $2.3 million, and $2.9 million, respectively. In 2016, the Company started transitioning its vehicle leases to a new lease agreement in an effort to update and expand its current fleet. The Company expects to fully transition all of its fleet vehicles to this new lease over the course of the next several years. Rental expense under this lease for the year ended December 31, 2016, was $1.0 million.

The Company leases its corporate office in Houston, Texas under a lease with an initial term of nine years.   In addition, the Company leases other facilities, including office space and yard facilities, under terms that range from one to five years.  The Company also leases short-term field office space at its various construction sites for the duration of the projects.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows:

Amount
Year ended December 31,
2017	$7,274
2018	6,194
2019	5,233
2020	4,350
2021	2,746
Thereafter	14,531
$40,328

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

	Year Ended December 31, 2016	Year Ended December 31, 2015
Heavy Civil Marine Construction
Contract revenues	$284,632	$347,117
Operating loss	(12,403)	(14,243)
Depreciation and amortization expense	(21,398)	(21,075)

Total Assets	$279,362	$315,869
Property, Plant and Equipment, net	143,425	150,117

Commercial Concrete Construction
Contract revenues	$293,604	$119,381
Operating income	16,477	6,244
Depreciation and amortization expense	(12,764)	(7,008)

Total Assets	$168,314	$145,593
Property, Plant and Equipment, net	14,657	15,872

There were no intersegment revenues between the Company's two reportable segments for the years ended December 31, 2016 and 2015. The heavy civil marine construction segment had foreign revenues of $7.4 million and $18.9 million for the years ended

December 31, 2016 and 2015. These revenues are derived from projects in Mexico and the Caribbean and are paid in U.S. dollars. There was no foreign revenue for the commercial concrete construction segment.

19.    Related Party Transactions

Upon the completion of the acquisition of TAS, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the commercial concrete construction segment. Annual lease expense was approximately $820,000 and $312,500 for the years ending December 31, 2016 and 2015, respectively.

GLM Concrete Solutions, LLC (“GLM”), of which the Company owns 49% of the issued and outstanding membership interests, employs certain employees that are subcontracted to TAS, a wholly owned subsidiary of the Company, for certain projects.  As of December 31, 2016 and December 31, 2015, payroll expense related to these subcontracted employees was $0.7 million and $0.7 million, respectively.  Additionally, GLM provides certain management services to TAS, including safety, human resources and project management.  As of December 31, 2016 and December 31, 2015 management expense for these services was $0.5 million and $0.7 million, respectively.

On August 31, 2015, the Company completed an acquisition of all of the issued and outstanding stock of and any and all other equity interests in Preferred Tool Services, Inc. (a.k.a. Houston Industrial Tool Services, Inc. ("HITS")) from an employee of the Company for aggregate consideration of $400,000.

20.    Selected Quarterly Financial Data

The following tables set forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2016.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total Year
	(in thousands, except per share data)
2016
Revenues	$129,623	$140,301	$164,017	$144,295		$578,236
Gross profit	14,710	16,946	24,169	11,657		67,482
Operating (loss) income	(455)	281	9,531	(5,283)		4,074
(Loss) income before income taxes	(1,958)	(1,310)	7,963	(6,734)		(2,039)
Net (loss) income	(1,208)	(808)	4,739	(6,343)	(1)	(3,620)
(Loss) earnings per share:
Basic	$(0.04)	$(0.03)	$0.17	$(0.23)		$(0.13)
Diluted	$(0.04)	$(0.03)	$0.17	$(0.23)		$(0.13)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2015
Revenues	$81,455	$86,091	$137,061	$161,891	$466,498
Gross profit	8,456	6,025	8,278	17,423	40,182
Operating (loss) income	(193)	(2,712)	(8,325)	3,231	(7,999)
(Loss) income before income taxes	(419)	(2,960)	(9,065)	1,865	(10,579)
Net (loss) income	(258)	(1,845)	(7,396)	1,439	(8,060)
(Loss) earnings per share:
Basic	$(0.01)	$(0.07)	$(0.27)	$0.06	$(0.29)
Diluted	$(0.01)	$(0.07)	$(0.27)	$0.06	$(0.29)

(1) - Fourth quarter 2016 net loss includes $0.8 million of tax expense that represents an out of period adjustment associated with deferred taxes. Management evaluated the effect of the adjustment on the Company's financial statements based on SEC Staff Accounting Bulleting ("SAB") No. 99 and SAB 108 and concluded that it was immaterial to the current and prior year's financial statements.

ORION GROUP HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deduction	Balance at the End of the Period

Year ended December 31, 2014
Provision for Doubtful Accounts	$—	$993	$(993)	$—
Year ended December 31, 2015
Provision for Doubtful Accounts	$—	$22	$(22)	$—
Year ended December 31, 2016
Provision for Doubtful Accounts	$—	$—	$—	$—