Form 10-Q
period 2017-03-31
Orion Group Holdings Inc
filed 2017-05-05
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of May 5, 2017, 27,791,476 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

ORION GROUP HOLDINGS, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2017

Part I - Financial Information
Item 1 Financial Statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,550	$305
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	77,628	92,202
Retainage	36,490	40,201
Other current	3,467	4,634
Income taxes receivable	99	133
Inventory	5,527	5,392
Deferred tax asset	—	2,013
Costs and estimated earnings in excess of billings on uncompleted contracts	46,294	39,968
Assets held for sale	6,375	6,375
Prepaid expenses and other	3,733	3,885
Total current assets	181,163	195,108
Property and equipment, net	153,916	158,082
Accounts receivable, non-current	1,748	733
Inventory, non-current	3,989	3,998
Deferred tax asset, non-current	2,013	—
Goodwill	66,351	66,351
Intangible assets, net of amortization	20,763	22,032
Other noncurrent	1,495	1,372
Total assets	$431,438	$447,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$13,712	$19,188
Accounts payable:
Trade	50,656	49,123
Retainage	758	893
Accrued liabilities	15,615	19,946
Taxes payable	269	689
Billings in excess of costs and estimated earnings on uncompleted contracts	24,564	27,681
Total current liabilities	105,574	117,520
Long-term debt, net of debt issuance costs	78,822	82,077
Other long-term liabilities	2,841	2,493
Deferred income taxes	17,767	19,000
Interest rate swap liability	186	382
Total liabilities	205,190	221,472

Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 28,502,700 and 28,405,850 issued; 27,791,476 and 27,694,626 outstanding at March 31, 2017 and December 31, 2016, respectively	284	283
Treasury stock, 711,231 and 711,231 shares, at cost, as of March 31, 2017 and December 31, 2016, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	(186)	(382)
Additional paid-in capital	172,051	171,079
Retained earnings	60,639	61,764
Total stockholders’ equity	226,248	226,204
Total liabilities and stockholders’ equity	$431,438	$447,676
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended March 31,
	2017	2016
Contract revenues	$138,757	$129,623
Costs of contract revenues	125,772	114,912
Gross profit	12,985	14,711
Selling, general and administrative expenses	14,979	15,538
(Gain) loss on sale of assets, net	(512)	(372)
Operating loss from operations	(1,482)	(455)
Other (expense) income
Other income	10	13
Interest income	—	1
Interest expense	(1,355)	(1,517)
Other expense, net	(1,345)	(1,503)
Loss before income taxes	(2,827)	(1,958)
Income tax benefit	(1,019)	(750)
Net loss	$(1,808)	$(1,208)

Basic loss per share	$(0.07)	$(0.04)
Diluted loss per share	$(0.07)	$(0.04)
Shares used to compute loss per share
Basic	27,786,087	27,286,981
Diluted	27,786,087	27,286,981

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net loss	$(1,808)	$(1,208)
Change in fair value of cash flow hedge, net of tax expense of $40 for the three months ended March 31, 2017 and net of tax benefit of $485 for the three months ended March 31, 2016	196	(782)
Total comprehensive loss	$(1,612)	$(1,990)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Earnings	Total
Balance, December 31, 2016	28,405,850	$283	(711,231)	$(6,540)	$(382)	$171,079	$61,764	$226,204
Stock-based compensation	—	$—	—	$—	$—	$350	$—	$350
Deferred tax adjustment	—	$—	—	$—	$—	$—	$683	$683
Exercise of stock options	103,855	$1	—	$—	$—	$622	$—	$623
Issuance of restricted stock	—	$—	—	$—	$—	$—	$—	$—
Cash flow hedge (net of tax)	—	$—	—	$—	$196	$—	$—	$196
Forfeiture of restricted stock	(7,005)	$—	—	$—	$—	$—	$—	$—
Net income	—	$—	—	$—	$—	$—	$(1,808)	$(1,808)
Balance, March 31, 2017	28,502,700	$284	(711,231)	$(6,540)	$(186)	$172,051	$60,639	$226,248

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,808)	$(1,208)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
Operating activities:
Depreciation and amortization	7,528	8,550
Deferred financing cost amortization	301	303
Deferred income taxes	(550)	(707)
Stock-based compensation	350	433
(Gain) loss on sale of property and equipment	(512)	(372)
Change in operating assets and liabilities:
Accounts receivable	18,436	(3,370)
Income tax receivable	34	—
Inventory	(126)	310
Prepaid expenses and other	156	(307)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,326)	11,116
Accounts payable	1,087	(13,262)
Accrued liabilities	(3,990)	(4,277)
Income tax payable	(419)	(44)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,117)	(522)
Net cash provided by (used in) operating activities	11,044	(3,357)
Cash flows from investing activities:
Proceeds from sale of property and equipment	839	634
Contributions to CSV life insurance	(127)	(132)
Purchase of property and equipment	(2,103)	(7,231)
Net cash used in investing activities	(1,391)	(6,729)
Cash flows from financing activities:
Borrowings from Credit Facility	10,000	22,000
Payments made on borrowings from Credit Facility	(19,031)	(11,688)
Exercise of stock options	623	8
Net cash (used in) provided by financing activities	(8,408)	10,320
Net change in cash and cash equivalents	1,245	234
Cash and cash equivalents at beginning of period	305	1,345
Cash and cash equivalents at end of period	$1,550	$1,579
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,073	$1,154
Taxes (net of refunds)	$(84)	$1

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provide a broad range of construction and specialty services in the continental United States, Alaska, Canada and the Caribbean Basin through its marine construction and concrete construction segments. The Company’s marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

The tools used by the chief operating decision maker to allocate resources and assess performance are based on two reportable and operating segments: marine construction (formerly heavy civil marine construction), which operates under the Orion Marine Group brand and logo, and concrete construction (formerly commercial concrete construction), which operates under the TAS Commercial Concrete brand and logo.
Although we describe the business in this report in terms of the services the Company provides, the base of customers and the areas in which it operates, the Company has determined that its operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 - Segment Reporting.
In making this determination, the Company considered the similar economic characteristics of its operations. For the marine construction segment, the methods used, and the internal processes employed, to deliver marine construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment has the same customers with similar funding drivers, and it complies with regulatory environments driven through Federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency ("EPA") and the U.S. Occupational Safety and Health Administration ("OSHA"), among others. Additionally, the segment is driven by macro-economic considerations including the level of import/export seaborne transportation, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
For the concrete construction segment, the Company also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed, to deliver concrete construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment complies with regulatory environments such as OSHA. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational development, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
Basis of Presentation
The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2016 Form 10-K.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

In addition, we have made certain reclassifications to prior period amounts in order to conform to the current period's presentation.

2.    Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates. Please refer to Note 2 of the Notes to Consolidated Financial Statements included in our 2016 Form 10-K for a discussion of other significant estimates and assumptions affecting our condensed consolidated financial statements which are not discussed below.

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

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts using the percentage-of-completion method, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue is derived from the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. The Company records revenue and the unbilled receivable for project claims to the extent of costs incurred and to the extent management believes related collection is probable and includes no profit on claims recorded. During the first quarter of 2017, in accordance with ASC 605-35-25-30, the Company recognized a claim of approximately $0.5 million with a customer. Additionally, during 2016, the Company recognized claims of approximately $12.3 million with customers. The Company believes collection of these claims are probable, although the full amount of the recorded claims may not be recognized. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at March 31, 2017 and December 31, 2016 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2017 and December 31, 2016, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retainage at March 31, 2017 totaled $36.5 million, of which $7.5 million is expected to be collected beyond March 31, 2018. Retainage at December 31, 2016 totaled $40.2 million.

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

Fair Value Measurements

The Company evaluates and presents certain amounts included in the accompanying condensed consolidated financial statements at “fair value” in accordance with U.S. GAAP, which requires the Company to base its estimates on assumptions that market participants, in an orderly transaction, would use to price an asset or liability, and to establish a hierarchy that prioritizes the information used to determine fair value.  Refer to Note 7 for more information regarding fair value determination.

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

Prior to the quarter ended March 31, 2017, the Company valued inventory at the lower of cost or market. Due to the changes set forth in FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, the Company adopted the guidance to measure inventory at the lower of cost or net realizable value. No write downs were made to inventory as a result of adopting this guidance.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. Assets held for sale at March 31, 2017 and December 31, 2016 are expected to be disposed of within one year.

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

The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of its market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates, weighted average cost of capital and perpetual growth rates applied to cash flow projections. Also, inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. Other considerations are assumptions that market participants may use an analysis of comparable companies. The underlying assumptions used for determining fair value, as discussed above, require significant judgment and are susceptible to change from period to period and could potentially cause a material impact to the income statement. In the future, the Company's estimated fair value could be negatively impacted by extended declines in stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect of assessment of fair value.

See Note 8 for additional discussion of our goodwill and related goodwill impairment testing.

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

See Note 8 for additional discussion of our intangible assets and trade name impairment testing.

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations and this assessment is updated on a periodic basis. See Note 13 for further discussion of the Company’s stock-based compensation plan.

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

The marine construction segment maintains five levels of excess loss insurance coverage, totaling $200.0 million in excess of primary coverage. The marine construction segment's excess loss coverage responds to most of its policies when a primary limit of $1.0 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10.0 million and the Watercraft Pollution Policy primary limit is $5.0 million. The concrete construction segment maintains five levels of excess loss insurance coverage, totaling $200.0 million in excess of primary coverage which excess loss coverage responds to most of its policies when a primary limit of $1.0 million has been exhausted.

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

Separately, the Company’s marine construction segment employee health care is provided through a trust administered by a third party.  Funding of the trust is based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported.  The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss. Actual claims may vary from estimates. Any adjustments to such reserves are included in the consolidated results of operations in the period in which they become known. The Company's concrete construction segment employee health care is provided through two policies.  A fully funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, is expected to receive a partial refund after the policy expiration.

The accrued liability for insurance includes incurred but not reported claims of $5.7 million and $5.2 million at March 31, 2017 and December 31, 2016, respectively.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation. This includes a change to the presentation of gain or loss on the sale of an asset to be shown on the face of the income statement included as part of operating income based on ASC 360-10-45-5.

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

The effective date of this guidance was deferred through the issuance of ASU 2015-14 and is effective for the Company beginning January 1, 2018. The impact of adopting the new standard is not expected to materially impact revenue, net income or the consolidated balance sheet. The Company expects the largest impact from the new standard to be on performance obligations within the contracts and the timing of revenue being recognized. The Company continues to evaluate all areas of the standard and its effect on the Company’s financial statements.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017		December 31, 2016
Federal Government	$5,967	5%	$5,542	4%
State Governments	3,406	3%	9,302	7%
Local Governments	15,185	13%	20,886	16%
Private Companies	89,560	79%	96,673	73%
Total receivables	$114,118	100%	$132,403	100%

At March 31, 2017 and December 31, 2016 no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three months ended March 31, 2017 and 2016, respectively:

	Three months ended March 31,
	2017	%	2016	%
Federal	$19,731	14%	$4,156	3%
State	12,019	9%	5,367	4%
Local	23,827	17%	19,677	15%
Private	83,180	60%	100,423	78%
Total contract revenues	$138,757	100%	$129,623	100%

In the three months ended March 31, 2017 and 2016, no single customer generated more than 10% of total contract revenues.

The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time.

In addition, the concrete construction segment primarily purchases concrete from select suppliers. The loss of one of these suppliers could adversely impact short-term operations.

4.     Contracts in Progress

Contracts in progress are as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$751,106	$802,140
Estimated earnings	117,543	143,975
	868,649	946,115
Less: Billings to date	(846,919)	(933,828)
	$21,730	$12,287
Included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$46,294	$39,968
Billings in excess of costs and estimated earnings on uncompleted contracts	(24,564)	(27,681)
	$21,730	$12,287

Costs and estimated earnings in excess of billings on completed contracts totaled $0.5 million at March 31, 2017 and $0.6 million at December 31, 2016.

5.    Property and Equipment

The following is a summary of property and equipment at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Automobiles and trucks	$2,277	$2,525
Building and improvements	37,277	37,269
Construction equipment	162,633	165,023
Vessels and other equipment	88,659	88,659
Office equipment	7,317	7,125
	298,163	300,601
Less: accumulated depreciation	(184,013)	(181,293)
Net book value of depreciable assets	114,150	119,308
Construction in progress	1,535	543
Land	38,231	38,231
	$153,916	$158,082

For the three months ended March 31, 2017 and 2016, depreciation expense was $6.3 million and $6.7 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 10).

Substantially all of the Company’s long-lived assets are located in the United States.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. Approximately $6.4 million remain as held for sale on the Company's Consolidated Balance Sheet at March 31, 2017. The Company expects to dispose of the remaining assets within one year of the balance sheet date.
6.    Inventory

Current inventory at March 31, 2017 and December 31, 2016, of $5.5 million and $5.4 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at March 31, 2017 and December 31, 2016 of $4.0 million and $4.0 million respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

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

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
March 31, 2017
Assets:
Cash surrender value of life insurance policy	$1,316	—	1,316	—
Liabilities:
Derivatives	$291	—	291	—
December 31, 2016
Assets:
Cash surrender value of life insurance policy	$1,188	—	1,188	—
Liabilities:
Derivatives	$447	—	447	—

The Company's derivatives, which are comprised of interest rate swaps, are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty. These derivatives are classified as a Level 2 measurement within the fair value hierarchy. See Note 10 for additional information on the Company's derivative instrument.

The Company's concrete segment has life insurance policies covering 4 employees with a combined face value of $11.1 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the consolidated balance sheets.

Other Fair Value Measurements

The fair value of the Company's debt at March 31, 2017 and December 31, 2016 approximated its carrying value of $95.5 million and $104.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

8.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Beginning balance, January 1	$66,351	$65,982
Additions	—	369
Ending balance	$66,351	$66,351

At March 31, 2017, goodwill totaled $66.4 million, of which $33.8 million relates to the marine construction segment and $32.6 million relates to the concrete construction segment.

As discussed previously in Note 2, goodwill is reviewed at a reporting unit level for impairment annually as of October 31 or when circumstances arise that indicate a possible impairment might exist. Test of impairment requires a two-step process to be performed to analyze whether or not goodwill has been impaired. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, quantifies the impairment. No indicators of goodwill impairment were identified during the three months ended March 31, 2017.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	Three months ended March 31,
	2017	2016
Intangible assets, January 1	$34,362	$34,362
Additions	—	—
Total intangible assets, end of period	34,362	34,362

Accumulated amortization, January 1	$(19,220)	$(11,933)
Current year amortization	(1,270)	(1,822)
Total accumulated amortization	(20,490)	(13,755)

Net intangible assets, end of period	$13,872	$20,607

Finite-lived intangible assets were acquired as part of the purchase of T.A.S. Commercial Concrete Construction ("TAS") which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $8.7 million and will be amortized over two years. Customer relationships were valued at approximately $18.1 million and will be amortized over eight years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three months ended March 31, 2017, $1.3 million of amortization expense was recognized for these assets. Future expense remaining of approximately $13.9 million will be amortized as follows:

2017	$3,284
2018	3,168
2019	2,462
2020	1,955
2021	1,448
Thereafter	1,555
$13,872
Additionally, the Company has one indefinite-lived intangible asset, a trade name,which is tested for impairment annually on October 31, or whenever events or circumstances indicate that the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name's carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property, it does not have to "rent" the asset and is, therefore, "relieved" from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. At March 31, 2017 the trade name was valued at approximately $6.9 million and no indicators of impairment existed.

9.    Accrued Liabilities

Accrued liabilities at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Accrued salaries, wages and benefits	$7,639	$10,818
Accrual for insurance liabilities	5,694	5,223
Property taxes	499	1,615
Sales taxes	1,298	1,722
Interest	—	19
Other accrued expenses	485	549
Total accrued liabilities	$15,615	$19,946

10.    Long-term Debt, Line of Credit and Derivatives

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

The quarterly weighted average interest rate for the Credit Facility as of March 31, 2017 was 3.36%.

The Company's obligations under debt arrangements consisted of the following:

	March 31, 2017			December 31, 2016
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Revolving line of credit	$1,500	$(47)	$1,453	$8,000	$(252)	$7,748
Term loan - current	12,656	(397)	12,259	11,813	(373)	11,440
Total current debt	14,156	(444)	13,712	19,813	(625)	19,188
Term loan - long-term	81,375	(2,553)	78,822	84,750	(2,673)	82,077
Total debt	$95,531	$(2,997)	$92,534	$104,563	$(3,298)	$101,265

(1) Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the First Amendment to the Credit Agreement.

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving line of credit within one year, therefore, the outstanding balance as of March 31, 2017 has been classified as current.

As of March 31, 2017, the outstanding balance on the revolving line of credit was $1.5 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 3.31%. There was also $1.3 million in outstanding letters of credit as of March 31, 2017, which reduced the maximum borrowing availability on the revolving line of credit to $47.2 million as of March 31, 2017. The Company made payments of $16.5 million on the outstanding revolving balance during the first quarter of 2017. Subsequent to the first quarter, the Company drew $15.0 million on the revolving line of credit.

Provisions of the term loan

The original principal amount of $135.0 million for the term loan commitment shall be repaid in quarterly installment payments (as stated in the Credit Agreement). At March 31, 2017, the outstanding term loan component of the Credit Facility totaled $94.0 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2017	$9,281
2018	13,500
2019	15,188
2020	56,062
$94,031

During the three months ended March 31, 2017, the Company made the scheduled quarterly principal payment of $2.5 million, which reduced the outstanding principal balance to $94.0 million at March 31, 2017. The current portion of debt is $12.7 million and the non-current portion is $81.3 million. As of March 31, 2017, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.31%.

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

As of March 31, 2017, the Company was in compliance with all financial covenants.

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
Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of March 31, 2017 is $0.2 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of March 31, 2017 is $0.3 million. See Note 7 for more information regarding the fair value of the Company's derivative instruments.

11.    Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the three months ended March 31, 2017 and 2016 was 36.0% and 38.3%, respectively. The 2017 effective tax rate differed from the Company’s statutory rate of 35.0% primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, and a change in the valuation allowance as discussed below. The 2016 effective tax rate differed from the Company's statutory rate of 35.0% primarily due to state income taxes and the non-deductibility of certain permanent items, such as incentive stock compensation expense, offset by a benefit related to the domestic production gross receipts deduction.

The Company assessed the realizability of its deferred tax assets at March 31, 2017, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

In the quarter ended March 31, 2017, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Previously, GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company elected to adopt this guidance prospectively and as such $2.0 million of deferred tax assets appears on the balance sheet as noncurrent. Due to the prospective adoption, no prior year adjustments were made.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $4.4 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to partially utilize these NOLs against future income primarily with reversing of temporary differences attributable to depreciation and due to expiration dates well into the future. However, the Company has determined that a portion of the NOLs related to certain jurisdictions will more likely than not be able to be fully utilized. Therefore, a valuation allowance of $3.5 million was established for this portion of the NOLs. For federal tax reporting purposes, the Company has utilized its ability to carry losses back prior to 2016. Approximately $11.2 million, remains as a federal tax carryforward. The Company expects it will be able to fully utilize these NOLs before the end of 2017.

During the quarter ended March 31, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. As part of this adoption, certain federal NOLs that were previously classified off balance sheet must now be recognized as deferred tax assets through an adjustment to opening retained earnings. The Company chose to prospectively adopt this guidance and for the three months ended March 31, 2017 the balance sheet includes an adjustment of approximately $0.7 million as an addition to the "Retained earnings" and a reduction to the "Deferred income taxes" lines on the Condensed Consolidated Balance Sheet to true up the tax effected portion of the NOLs mentioned above. Due to the prospective adoption, no prior year adjustments were made.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2017.

12.     Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. In the three months ended March 31, 2017 and March 31, 2016, no potential common stock equivalents were included as the effect of such would be anti-dilutive. For the three month periods ended March 31, 2017 and March 31, 2016, the Company had 2,236,197 and 2,115,750 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2017	2016
Basic:
Weighted average shares outstanding	27,786,087	27,286,981
Diluted:
Total basic weighted average shares outstanding	27,786,087	27,286,981
Effect of dilutive securities:
Common stock options	—	—
Total weighted average shares outstanding assuming dilution	27,786,087	27,286,981
Anti-dilutive stock options	—	—
Shares of common stock issued from the exercise of stock options	103,855	3,924

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

The Company applies a 3.2% and a 5.5% forfeiture rate, which gets compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, from the 2011 LTIP, based on historical analysis. During the quarter ended March 31, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. As part of this adoption the Company was permitted to continue using a forfeiture rate to estimate the number of awards expected to vest or to account for forfeitures as they occur. The Company chose to continue using estimated forfeiture rates on its stock grants, and since this adoption did not change the Company's policy no financial changes occurred as a result of the adoption of this standard as it relates to forfeitures.

In the three months ended March 31, 2017 and 2016, compensation expense related to stock based awards outstanding was $350,000 and $433,000, respectively.

In the three months ended March 31, 2017, 103,855 options were exercised, generating proceeds to the Company of approximately $623,000. In the three months ended March 31, 2016, 3,924 options were exercised, generating proceeds to the Company of approximately $8,000.

At March 31, 2017, total unrecognized compensation expense related to unvested stock and options was approximately $2.4 million, which is expected to be recognized over a period of approximately two years.

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

15.    Segment Information

The Company currently operates in two reportable segments: marine construction and concrete construction. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is provided as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Marine Construction
Contract revenues	$67,180	$62,415
Operating loss	(7,707)	(3,143)
Depreciation and amortization expense	(5,255)	(5,067)

Total Assets	$261,176	$305,270
Property, Plant and Equipment, net	139,221	150,978

Concrete Construction
Contract revenues	$71,577	$67,208
Operating income	6,225	2,688
Depreciation and amortization expense	(2,273)	(3,483)

Total Assets	$170,262	$147,009
Property, Plant and Equipment, net	14,695	15,033

There were no intersegment revenues between the Company's two reportable segments for the three months ended March 31, 2017 and 2016. The marine construction segment had foreign revenues of approximately $0.1 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. These revenues are derived from projects in Mexico and the Caribbean and are paid in U.S. dollars. There was no foreign revenue for the concrete construction segment.

16.    Related Party Transactions

Upon the completion of the acquisition of TAS, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the concrete construction segment. Annual lease expense will be approximately $820,000, of which approximately $205,000 represented lease expense during the three months ended March 31, 2017, respectively.

17.     Subsequent Event

On April 9, 2017, the Company entered into a Stock Purchase Agreement ("the Agreement") for the purchase of all the issued and outstanding shareholdings of Tony Bagliore Concrete, Inc. ("TBC"), a Texas corporation. The Company and TBC closed the purchase transactions on April 10, 2017. Upon the terms of and subject to the conditions set forth in the Agreement, the total aggregate consideration paid by the Company to the Seller for the interests was cash consideration of $6 million. If certain target considerations are met in future periods, an additional $2 million will become payable to the Seller. TBC will be fully integrated into the concrete construction segment and was purchased to expand this segment into the Central Texas geographic market.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2016 audited consolidated financial statements and notes thereto included in its 2016 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K  and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report.

Overview

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provide a broad range of construction and specialty services in the continental United States, Alaska, Canada and the Caribbean Basin through its marine construction and concrete construction segments. The Company’s marine construction segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its concrete construction segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

First quarter 2017 recap and 2017 Outlook

During the first quarter, our Marine segment had a strong operating performance during the quarter, despite experiencing continued permitting delays and longer than anticipated bidding processes which impacted our ability to begin certain projects and recognize associated revenues. Recently we have seen some of our Marine segment customers receive permits from the Army Corps of Engineers (ACOE), but the delays realized in the first quarter were the primary cause for lower relative segment underperformance. We anticipate these delays to subside throughout the year and future project timing to normalize. Our Concrete segment delivered another strong operating performance with demand for services in both Houston and Dallas continuing to exceed expectations. Given the backlog we have today, the amount of low bids outstanding, and the amount of work to bid in the coming quarters, we are confident we will have a strong year in 2017.

Marine Construction Segment

Demand for our marine construction services remains strong. We continue to see solid demand to help maintain and expand the infrastructure that facilitates the movement of goods and people on and over waterways. Specifically, we continue to see bid opportunities from our private sector energy related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy. Over the long term, we expect further opportunities in this sector from petrochemical related customers, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities also remain solid, many of which are related to the completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the Resources and Ecosystems Sustainability, Tourism Opportunities and Revived Economy of the Gulf Coast Act of 2011 (the "RESTORE Act") towards the end of 2017. We believe the adjustments we have made to our capital assets will allow us to better meet market demand for projects from both our public and private customers in the future.

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

Concrete Construction Segment

Our concrete construction segment's demand for services also remains strong. In the Houston market, we see increasing demand for education, medical and retail space. The Dallas market continues to be a source of growth and continues to maintain peak backlog levels for that market. We believe solid demand for our concrete construction segment will continue in our current operating markets and support our expansion in the Dallas market. We also continue to explore potential opportunities to bring both our marine construction and concrete construction services to work on projects. We are eager to incorporate our recently acquired Central Texas concrete company, Tony Bagliore Concrete (TBC), and look forward to working together to provide customers exceptional concrete services in another thriving market in and around Austin, Texas.

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

Backlog for our marine construction segment at March 31, 2017 was $238.4 million, as compared with $199.3 million at March 31, 2016.

Backlog for our concrete construction segment at March 31, 2017 was $156.4 million, as compared with $185.5 million at March 31, 2016.

Three months ended March 31, 2017 compared with three months ended March 31, 2016

	Three months ended March 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$138,757	100.0%	$129,623	100.0%
Cost of contract revenues	125,772	90.6%	114,912	88.7%
Gross profit	12,985	9.4%	14,711	11.3%
Selling, general and administrative expenses	14,979	10.8%	15,538	12.0%
(Gain) loss on sale of assets, net	(512)	(0.4)%	(372)	(0.3)%
Operating loss from operations	(1,482)	(1.0)%	(455)	(0.4)%
Other (expense) income
Other income	10	—%	13	—%
Interest income	—	—%	1	—%
Interest expense	(1,355)	(1.0)%	(1,517)	(1.2)%
Other expense, net	(1,345)	(1.0)%	(1,503)	(1.2)%
Loss before income taxes	(2,827)	(2.0)%	(1,958)	(1.6)%
Income tax benefit	(1,019)	(0.7)%	(750)	(0.6)%
Net loss	$(1,808)	(1.3)%	$(1,208)	(1.0)%

Contract Revenues. Consolidated contract revenues for the three months ended March 31, 2017 were $138.8 million as compared with $129.6 million in the comparable prior year period, which was an increase of $9.1 million, or 7.0%. This increase is primarily attributable to the result of solid operation execution and continued demand for services, particularly in the Dallas market, for our concrete construction segment.

Contract revenues generated from private sector customers for the marine construction segment represented 37.3% of segment contract revenues in the first quarter of 2017, or approximately $25.1 million as compared with $40.8 million or 65.4% for the comparable prior year period. The decrease in revenue is due to a shift in timing of projects as well as completion of certain projects prior to the current quarter.

Contract revenues generated from public sector customers for the marine construction segment represented 62.7% of segment contract revenues in the first quarter of 2017, or approximately $42.1 million, as compared with $21.6 million or 34.6%, in the comparable prior year period. The increase in revenue is due to a shift in timing of projects as well as the addition of significant projects.

Contract revenues in the concrete construction segment are primarily derived from private sector customers. Private sector customers represent $58.1 million, or 81.2%, of total contract revenues for the concrete construction segment in the first quarter of 2017, compared to $59.6 million, or 88.7% in the comparable prior year period.

Gross Profit.   Gross profit was $13.0 million in the three months ended March 31, 2017, as compared with $14.7 million in the comparable prior year period. Gross margin in the first quarter was 9.4%, as compared with 11.3% in the comparable prior year period. Gross profit decreased primarily as a result of permitting delays in the marine construction segment.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the first quarter of 2017 were $15.0 million as compared with $15.5 million in the comparable prior year period, which was a decrease of $0.5 million, or 3.6%. The decrease is mainly attributable to decreases in amortization expense for the period, partially offset by increases to payroll and payroll related expenses.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 36.0% for 2017. This differs from the statutory rate of 35%, primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, and a change in the valuation allowance.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income as a percentage of segment revenues:

Three months ended March 31, 2017 compared with three months ended March 31, 2016

	Three months ended March 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Construction Segment	$67,180	48.4%	$62,415	48.2%
Concrete Construction Segment	71,577	51.6%	67,208	51.8%
Total	$138,757	100.0%	$129,623	100.0%

Operating income (loss)
Marine Construction Segment	$(7,707)	(11.5)%	$(3,143)	(5.0)%
Concrete Construction Segment	6,225	8.7%	2,688	4.0%
Total	$(1,482)		$(455)

Marine Construction Segment

Revenues for our marine construction segment for the three months ended March 31, 2017 were $67.2 million compared to $62.4 million for the three months ended March 31, 2016, an increase of $4.8 million, or 7.6%. This increase is primarily attributable to the timing and mix of jobs.

Operating loss for our marine construction segment for the three months ended March 31, 2017 was $7.7 million, compared to a $3.1 million loss, a decrease of $4.6 million from the three months ended March 31, 2016. The decrease is primarily due to permitting delays that caused interruptions on certain jobs. As a percentage of revenues, operating income for our marine construction segment was (11.5)% for the three months ended March 31, 2017 compared to (5.0)% for the three months ended March 31, 2016.

Concrete Construction Segment

Revenues for our concrete construction segment for the three months ended March 31, 2017 were $71.6 million compared to $67.2 million for the three months ended March 31, 2016, an increase of $4.4 million, or 6.5%. This increase in revenue was primarily due to growth in the Dallas market.

Operating income for our concrete construction segment for the three months ended March 31, 2017 was $6.2 million, compared to $2.7 million, an increase of $3.5 million from the three months ended March 31, 2016. The margin improvement was primarily due to solid execution of operations in the segment. As a percentage of revenues, operating income for our concrete construction segment was 8.7% for the three months ended March 31, 2017 compared to 4.0% for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2017, our working capital was $75.6 million, as compared with $77.6 million at December 31, 2016. As of March 31, 2017, we had cash on hand of $1.6 million. Due to the outstanding amount on our revolver and outstanding letters of credit, our borrowing capacity at March 31, 2017 was approximately $47.2 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the nine months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Cash flows provided by (used in) operating activities	$11,044	$(3,357)
Cash flows used in investing activities	$(1,391)	$(6,729)
Cash flows (used in) provided by financing activities	$(8,408)	$10,320

Capital expenditures (included in investing activities above)	$(2,103)	$(7,231)

Operating Activities. In the first three months of 2017, our operations provided approximately $11.0 million of cash, as compared with cash used in operations in the comparable prior year period of $3.4 million. The change in cash between periods was $14.4 million and was primarily attributable to changes in working capital of $16.1 million, offset by an increased net loss of $0.6 million, changes in depreciation and amortization expense and deferred financing costs of approximately $1.0 million.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $2.1 million in the three months ended March 31, 2017, as compared with $7.2 million in the comparable prior year period. The decrease is primarily a result of timing of purchase of capital assets. The Company is on track to meet its projected capital expenditures budget for the current fiscal year.

Financing Activities. In the three months ended March 31, 2017, we drew down $10.0 million from our revolving line of credit. Additionally, we repaid $16.5 million on the revolver, as well as made our regularly scheduled debt payments and an additional payment on the term loan of $2.5 million for a total of $19.0 million in debt payments. In the comparable prior year period, we drew down $22.0 million from our revolving line of credit. Additionally we repaid $10.0 million on the revolver, as well as made our regularly scheduled debt payments on the term loan.

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

See Note 10 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company's Debt.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 1.25to 1.00.

•	A consolidated Leverage Ratio to not exceed the following during each noted period:
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

The Company was in compliance with all financial covenants at March 31, 2017.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months. The Company believes that our cash position and available borrowings together with cash flow from our operations is adequate for general business requirements and to service its debt.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of March 31, 2017 is $0.2 million which is reflected in the balance sheet as a liability. The fair market value of the swaps as of March 31, 2017 is $0.3 million

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At March 31, 2017, our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $213 million in surety bonds outstanding. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials and other items, such as fuel, concrete, and steel. Due to the relative short-term duration of our projects, we are generally able to include anticipated price increases in the cost of our bids.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our results of operations are subject to risks related to fluctuation in commodity prices and fluctuations in interest rates. Historically, our exposure to foreign currency fluctuations has not been material and has been limited to temporary field accounts located in foreign countries where we perform work. Foreign currency fluctuations were immaterial in this reporting period.

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

Interest rate risk
At March 31, 2017, we had $95.5 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three month period of 3.36%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2016 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended March 31, 2017.

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

ORION GROUP HOLDINGS, INC.

By:	/s/ Mark R. Stauffer
May 5, 2017	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
May 5, 2017	Christopher J. DeAlmeida
Vice President and Chief Financial Officer