Form 10-Q
period 2017-06-30
Orion Group Holdings Inc
filed 2017-08-03
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of August 3, 2017, 28,203,490 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

ORION GROUP HOLDINGS, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2017

Part I - Financial Information
Item 1 Financial Statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$920	$305
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	87,619	92,202
Retainage	32,482	40,201
Other current	3,723	4,634
Income taxes receivable	2,335	133
Inventory	5,467	5,392
Deferred tax asset	—	2,013
Costs and estimated earnings in excess of billings on uncompleted contracts	41,829	39,968
Assets held for sale	1,375	6,375
Prepaid expenses and other	3,170	3,885
Total current assets	178,920	195,108
Property and equipment, net	151,501	158,082
Accounts receivable, non-current	1,304	733
Inventory, non-current	3,927	3,998
Goodwill	68,913	66,351
Intangible assets, net of amortization	20,298	22,032
Other noncurrent	1,609	1,372
Total assets	$426,472	$447,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$13,093	$19,188
Accounts payable:
Trade	47,593	49,123
Retainage	1,167	893
Accrued liabilities	17,471	19,946
Taxes payable	—	689
Billings in excess of costs and estimated earnings on uncompleted contracts	28,951	27,681
Total current liabilities	108,275	117,520
Long-term debt, net of debt issuance costs	72,739	82,077
Other long-term liabilities	3,506	2,493
Deferred income taxes	16,637	19,000
Interest rate swap liability	272	382
Total liabilities	201,429	221,472

Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 28,904,566 and 28,405,850 issued; 28,193,342 and 27,694,626 outstanding at June 30, 2017 and December 31, 2016, respectively	288	283
Treasury stock, 711,231 and 711,231 shares, at cost, as of June 30, 2017 and December 31, 2016, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	(272)	(382)
Additional paid-in capital	173,221	171,079
Retained earnings	58,346	61,764
Total stockholders’ equity	225,043	226,204
Total liabilities and stockholders’ equity	$426,472	$447,676
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Contract revenues	$137,420	$140,301	$276,177	$269,924
Costs of contract revenues	122,023	123,355	247,795	238,267
Gross profit	15,397	16,946	28,382	31,657
Selling, general and administrative expenses	17,528	16,899	32,507	32,437
Loss (gain) on sale of assets, net	335	(234)	(177)	(606)
Operating (loss) income from operations	(2,466)	281	(3,948)	(174)
Other (expense) income
Other income	11	9	21	22
Interest income	—	—	—	1
Interest expense	(1,462)	(1,600)	(2,817)	(3,117)
Other expense, net	(1,451)	(1,591)	(2,796)	(3,094)
Loss before income taxes	(3,917)	(1,310)	(6,744)	(3,268)
Income tax benefit	(1,624)	(502)	(2,643)	(1,252)
Net loss	$(2,293)	$(808)	$(4,101)	$(2,016)

Basic loss per share	$(0.08)	$(0.03)	$(0.15)	$(0.07)
Diluted loss per share	$(0.08)	$(0.03)	$(0.15)	$(0.07)
Shares used to compute loss per share
Basic	27,941,814	27,464,683	27,867,090	27,383,748
Diluted	27,941,814	27,464,683	27,867,090	27,383,748

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(2,293)	$(808)	$(4,101)	$(2,016)
Change in fair value of cash flow hedge, net of tax benefit of $59 and $99 for the three and six months ended June 30, 2017, respectively and net of tax benefit of $195 and $680 for the three and six months ended June 30, 2016, respectively	(86)	(315)	110	(1,097)
Total comprehensive loss	$(2,379)	$(1,123)	$(3,991)	$(3,113)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Earnings	Total
Balance, December 31, 2016	28,405,850	$283	(711,231)	$(6,540)	$(382)	$171,079	$61,764	$226,204
Stock-based compensation	—	$—	—	$—	$—	$1,207	$—	$1,207
Deferred tax adjustment	—	$—	—	$—	$—	$—	$683	$683
Exercise of stock options	159,808	$2	—	$—	$—	$938	$—	$940
Issuance of restricted stock	345,913	$3	—	$—	$—	$(3)	$—	$—
Cash flow hedge (net of tax)	—	$—	—	$—	$110	$—	$—	$110
Forfeiture of restricted stock	(7,005)	$—	—	$—	$—	$—	$—	$—
Net income	—	$—	—	$—	$—	$—	$(4,101)	$(4,101)
Balance, June 30, 2017	28,904,566	$288	(711,231)	$(6,540)	$(272)	$173,221	$58,346	$225,043

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,101)	$(2,016)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation and amortization	15,119	17,203
Deferred financing cost amortization	631	620
Deferred income taxes	(760)	(1,180)
Stock-based compensation	1,207	1,302
Gain on sale of property and equipment	(177)	(606)
Change in operating assets and liabilities:
Accounts receivable	17,742	1,037
Income tax receivable	(2,202)	—
Inventory	(5)	779
Prepaid expenses and other	720	861
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,853)	11,207
Accounts payable	(3,774)	(11,857)
Accrued liabilities	(1,989)	(5,469)
Income tax payable	(689)	(306)
Billings in excess of costs and estimated earnings on uncompleted contracts	252	(1,444)
Net cash provided by operating activities	20,121	10,131
Cash flows from investing activities:
Proceeds from sale of property and equipment	5,547	888
Contributions to CSV life insurance	(241)	(471)
TAS acquisition adjustment	—	(369)
Acquisition of TBC	(6,000)	—
Purchase of property and equipment	(3,689)	(12,513)
Net cash used in investing activities	(4,383)	(12,465)
Cash flows from financing activities:
Borrowings from Credit Facility	37,000	32,000
Payments made on borrowings from Credit Facility	(53,063)	(29,021)
Loan costs from Credit Facility	—	(486)
Exercise of stock options	940	8
Net cash (used in) provided by financing activities	(15,123)	2,501
Net change in cash and cash equivalents	615	167
Cash and cash equivalents at beginning of period	305	1,345
Cash and cash equivalents at end of period	$920	$1,512
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,193	$2,588
Taxes (net of refunds)	$1,067	$235

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provide a broad range of specialty construction and services in the infrastructure, industrial, and building sectors of the continental United States, Alaska, Canada and the Caribbean Basin. The Company’s marine construction segment service the infrastructure sector through its services which include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its concrete construction segment services the building sector by providing turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts using the percentage-of-completion method, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue is derived from the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. The Company records revenue and the unbilled receivable for project claims to the extent of costs incurred and to the extent management believes related collection is probable and includes no profit on claims recorded. Through the second quarter of 2017, in accordance with ASC 605-35-25-30, the Company has recognized a claim of approximately $0.5 million with a customer. Additionally, during 2016, the Company recognized claims of approximately $12.3 million with customers. The Company believes collection of these claims are probable, although the full amount of the recorded claims may not be recognized. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at June 30, 2017 and December 31, 2016 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of June 30, 2017 and December 31, 2016, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retainage at June 30, 2017 totaled $32.5 million, of which $8.5 million is expected to be collected beyond June 30, 2018. Retainage at December 31, 2016 totaled $40.2 million.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. Assets held for sale at June 30, 2017 and December 31, 2016 are expected to be disposed of within one year.

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

See Note 9 for additional discussion of our goodwill and related goodwill impairment testing.

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

See Note 9 for additional discussion of our intangible assets and trade name impairment testing.

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

The accrued liability for insurance includes incurred but not reported claims of $5.5 million and $5.2 million at June 30, 2017 and December 31, 2016, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The Board issued this update to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company anticipates the most significant of the amendments to our organization to be the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. In early 2017, the Company established a steering committee to analyze the potential impact of the new standard and identify potential differences that will result from adopting the standard. The Company is currently assessing the effects of adoption on the Company's financial statements.

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

3.    Business Acquisition

On April 9, 2017, T.A.S. Commercial Concrete Construction, LLC, a wholly owned subsidiary of Orion Group Holdings, Inc. ("the Company") entered into a Stock Purchase Agreement ("the Agreement") for the purchase of all the issued and outstanding shares (the "shares") of Tony Bagliore Concrete, Inc., a Texas corporation ("TBC"). The Company and the two sole shareholders of TBC closed the purchase transactions on April 10, 2017 (the "Closing Date"). Upon the terms of and subject to the conditions set forth in the Agreement, the total aggregate consideration paid on the Closing Date by the Company to the Sellers for the shares was $6 million in cash. In addition however, if certain target considerations are met in future periods, up to an additional cash payment of $2 million will become payable to the Seller.

The allocation of the estimated acquisition consideration is preliminary because initial accounting for this business combination is incomplete. The preliminary allocation is based on estimates, assumptions, valuations, and other studies which have not progressed to a stage where there is sufficient information to make a definitive allocation. Accordingly, the acquisition consideration allocation unaudited purchase accounting adjustments will remain preliminary until the Company determines the final acquisition consideration allocation. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented in the combined consolidated financial statements.

The purpose of the acquisition was primarily to achieve growth by expanding the Company's current service offerings in addition to expansion into new markets. The tangible assets acquired include accounts receivable, retainage and fixed assets.
Under the acquisition method of accounting, the total acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of TBC based on their estimated fair values as of the closing of the acquisition. The table below outlines the total actual acquisition consideration allocated to the fair values of TBC’s tangible and intangible assets and liabilities as of April 9, 2017:

Accounts receivable	$3,239
Retainage	1,860
Fixed assets, net	2,098
Other	9
Goodwill	2,562
Other intangible assets	878
Accounts payable	(2,017)
Accrued expenses and other current liabilities	(1,080)
Contingent consideration	(456)
Deferred tax liability	(1,093)
Total Acquisition Consideration at April 9, 2017	$6,000
The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill of $2.6 million arising from the acquisition consists primarily of synergies and business opportunities expected to be realized from the purchase of the Company. The goodwill is not deductible for income tax purposes.

Finite-lived intangible assets include customer relationships and contractual backlog. (See Note 9).
The fixed assets acquired include construction equipment and automobiles and trucks and will be depreciated in accordance with Company policy, generally 3 to 15 years.
As stated in the Agreement, the Company has agreed to pay the sellers an earn-out of up to $2.0 million in cash, if earned, as additional purchase consideration. The seller's right to receive the contingent consideration, if any, shall be based on the Company's achievement of certain future financial targets. The Company measured the fair value of the contingent consideration at the Acquisition Date, and determined that fair value to be approximately $0.5 million, as shown above. This amount of contingent liability is classified on the Condensed Consolidated Balance Sheets as other long-term liabilities.
Pro Forma Results (unaudited)
The results and operations of TBC have been included in the Consolidated Statements of Operations since the acquisition date of April 9, 2017. The Company has calculated the pro forma impact of the acquisition of TBC on its operating results for the six months ended June 30, 2017 and 2016, respectively.
The Company derived the pro forma results of the acquisition based upon historical financial information obtained from the seller and certain management assumptions. The pro forma adjustments related to incremental amortization expense associated with the acquired finite-lived intangible assets and interest expense on borrowings extinguished by the Company during the purchase, assuming a January 1, 2017 and 2016 effective transaction date. In addition, the tax impact of these adjustments was calculated at a 35% statutory rate.

These pro forma results are not necessarily indicative of the results that would have been obtained had the acquisition of TBC been completed on January 1 of the respective period, or that may be obtained in the future.

Unaudited Pro Forma Combined Condensed Consolidated Statements of Operations
For the Six Month Period Ended June 30, 2017
(in thousands except per share information)

	Orion Group Holdings	TBC (through April 9)	Combined Historical	Pro Forma Adjustments	Combined Pro Forma
Contract revenues	$276,177	$5,507	$281,684	$—	$281,684
Costs of contract revenues	247,795	5,325	253,120	—	253,120
Gross profit	28,382	182	28,564	—	28,564
Selling, general and administrative expenses	32,507	598	33,105	146	33,251
(Gain) loss on sale of assets, net	(177)	—	(177)	—	(177)
Operating loss from operations	(3,948)	(416)	(4,364)	(146)	(4,510)
Other (expense) income
Other income	21	3	24	—	24
Interest income	—	—	—	—	—
Interest expense	(2,817)	(10)	(2,827)	10	(2,817)
Other expense, net	(2,796)	(7)	(2,803)	10	(2,793)
Loss before income taxes	(6,744)	(423)	(7,167)	(136)	(7,303)
Income tax benefit	(2,643)	—	(2,643)	(196)	(2,839)
Net loss	$(4,101)	$(423)	$(4,524)	$60	$(4,464)

Basic loss per share	$(0.15)		$(0.16)		$(0.16)
Diluted loss per share	$(0.15)		$(0.16)		$(0.16)
Shares used to compute loss per share
Basic	27,867,090		27,867,090		27,867,090
Diluted	27,867,090		27,867,090		27,867,090

Unaudited Pro Forma Combined Condensed Consolidated Statements of Operations
For the Six Month Period Ended June 30, 2016
(in thousands except per share information)

	Orion Group Holdings	TBC	Combined Historical	Pro Forma Adjustments	Combined Pro Forma
Contract revenues	$269,924	$17,076	$287,000	$—	$287,000
Costs of contract revenues	238,267	15,754	254,021	—	254,021
Gross profit	31,657	1,322	32,979	—	32,979
Selling, general and administrative expenses	32,437	525	32,962	146	33,108
(Gain) loss on sale of assets, net	(606)	—	(606)	—	(606)
Operating loss from operations	(174)	797	623	(146)	477
Other (expense) income
Other income	22	—	22	—	22
Interest income	1	—	1	—	1
Interest expense	(3,117)	(18)	(3,135)	18	(3,117)
Other expense, net	(3,094)	(18)	(3,112)	18	(3,094)
Loss before income taxes	(3,268)	779	(2,489)	(128)	(2,617)
Income tax benefit	(1,252)	—	(1,252)	228	(1,024)
Net loss	$(2,016)	$779	$(1,237)	$(356)	$(1,593)

Basic loss per share	$(0.07)		$(0.05)		$(0.06)
Diluted loss per share	$(0.07)		$(0.05)		$(0.06)
Shares used to compute loss per share
Basic	27,383,748		27,383,748		27,383,748
Diluted	27,383,748		27,383,748		27,383,748

4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017		December 31, 2016
Federal Government	$5,996	5%	$5,542	4%
State Governments	4,314	4%	9,302	7%
Local Governments	20,183	17%	20,886	16%
Private Companies	89,608	74%	96,673	73%
Total receivables	$120,101	100%	$132,403	100%

At June 30, 2017 and December 31, 2016 no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and six months ended June 30, 2017 and 2016, respectively:

	Three months ended June 30,				Six months ended June 30,
	2017	%	2016	%	2017	%	2016	%
Federal	$18,360	13%	$7,776	6%	$38,092	14%	$11,932	4%
State	12,706	9%	10,462	7%	24,726	9%	15,829	6%
Local	20,731	15%	22,470	16%	44,556	16%	42,147	16%
Private	85,623	63%	99,593	71%	168,803	61%	200,016	74%
Total contract revenues	$137,420	100%	$140,301	100%	$276,177	100%	$269,924	100%

In the three and six months ended June 30, 2017 and 2016, no single customer generated more than 10% of total contract revenues.

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

5.     Contracts in Progress

Contracts in progress are as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$871,900	$802,140
Estimated earnings	140,465	143,975
	1,012,365	946,115
Less: Billings to date	(999,487)	(933,828)
	$12,878	$12,287
Included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$41,829	$39,968
Billings in excess of costs and estimated earnings on uncompleted contracts	(28,951)	(27,681)
	$12,878	$12,287

Costs and estimated earnings in excess of billings on completed contracts totaled $0.4 million at June 30, 2017 and $0.6 million at December 31, 2016.

6.    Property and Equipment

The following is a summary of property and equipment at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Automobiles and trucks	$2,219	$2,525
Building and improvements	37,277	37,269
Construction equipment	164,373	165,023
Vessels and other equipment	89,313	88,659
Office equipment	7,472	7,125
	300,654	300,601
Less: accumulated depreciation	(188,996)	(181,293)
Net book value of depreciable assets	111,658	119,308
Construction in progress	1,612	543
Land	38,231	38,231
	$151,501	$158,082

For the three months ended June 30, 2017 and 2016, depreciation expense was $6.2 million and $6.8 million, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense was $12.5 million and $13.6 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. During the six months ended June 30, 2017, approximately $5.0 million of these assets were sold for cash of $4.5 million. The difference of $0.5 million is classified as a loss on sale of assets on the Consolidated Statement of Operations. Approximately $1.4 million remain as held for sale on the Company's Consolidated Balance Sheet at June 30, 2017. The Company expects to dispose of the remaining assets within one year of the balance sheet date.
7.    Inventory

Current inventory at June 30, 2017 and December 31, 2016, of $5.5 million and $5.4 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at June 30, 2017 and December 31, 2016 of $3.9 million and $4.0 million respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

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

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2017
Assets:
Cash surrender value of life insurance policy	$1,430	—	1,430	—
Liabilities:
Derivatives	$436	—	436	—
December 31, 2016
Assets:
Cash surrender value of life insurance policy	$1,188	—	1,188	—
Liabilities:
Derivatives	$447	—	447	—

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

Other Fair Value Measurements

The fair value of the Company's debt at June 30, 2017 and December 31, 2016 approximated its carrying value of $88.5 million and $104.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

9.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Beginning balance, January 1	$66,351	$65,982
Additions	2,562	369
Ending balance	$68,913	$66,351

At June 30, 2017, goodwill totaled $68.9 million, of which $33.8 million relates to the marine construction segment and $35.1 million relates to the concrete construction segment.

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

During the three months ended June 30, 2017 the Company identified potential indicators of impairment, specifically to goodwill in its marine construction reporting unit. These indicators included having losses for three consecutive quarters within the segment, adjusted forecasted earnings for future quarters, and other negative trends within the reporting unit. As such, the Company performed an interim goodwill impairment analysis as of June 30, 2017. The result of the first step in the two-step process indicated that no impairment existed and, as such, the Company did not progress to the second step.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	Six months ended June 30,
	2017	2016
Intangible assets, January 1	$34,362	$34,362
Additions	878	—
Total intangible assets, end of period	35,240	34,362

Accumulated amortization, January 1	$(19,220)	$(11,933)
Current year amortization	(2,613)	(1,822)
Total accumulated amortization	(21,833)	(13,755)

Net intangible assets, end of period	$13,407	$20,607

Finite-lived intangible assets were acquired as part of the purchase of T.A.S. Commercial Concrete Construction ("TAS") which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $8.7 million and is currently being amortized over two years. Customer relationships were valued at approximately $18.1 million and is currently being amortized over eight years. In addition, during the second quarter of 2017, the Company acquired finite-lived intangible assets as part of the purchase of TBC, which also included contractual backlog and customer relationships. Contractual backlog was valued at approximately $0.1 million and will be amortized over seven months. Customer relationships were valued at approximately $0.7 million and will be amortized over seven years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the six months ended June 30, 2017, $2.6 million of amortization expense was recognized for these assets. Future expense remaining of approximately $13.4 million will be amortized as follows:

2017	$2,124
2018	3,389
2019	2,640
2020	2,069
2021	1,521
Thereafter	1,664
$13,407
Additionally, the Company has one indefinite-lived intangible asset, as described in Note 2. At June 30, 2017 the trade name was valued at approximately $6.9 million and no indicators of impairment existed.

10.    Accrued Liabilities

Accrued liabilities at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Accrued salaries, wages and benefits	$9,409	$10,818
Accrual for insurance liabilities	5,538	5,223
Property taxes	929	1,615
Sales taxes	1,237	1,722
Interest	—	19
Other accrued expenses	358	549
Total accrued liabilities	$17,471	$19,946

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

The quarterly weighted average interest rate for the Credit Facility as of June 30, 2017 was 3.57%.

The Company's obligations under debt arrangements consisted of the following:

	June 30, 2017			December 31, 2016
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Revolving line of credit	$—	$—	$—	$8,000	$(252)	$7,748
Term loan - current	13,500	(407)	13,093	11,813	(373)	11,440
Total current debt	13,500	(407)	13,093	19,813	(625)	19,188
Term loan - long-term	75,000	(2,261)	72,739	84,750	(2,673)	82,077
Total debt	$88,500	$(2,668)	$85,832	$104,563	$(3,298)	$101,265

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving line of credit within one year, therefore, the outstanding balance as of June 30, 2017 has been classified as current.

As of June 30, 2017, there was no outstanding balance on the revolving line of credit. There was $0.9 million in outstanding letters of credit as of June 30, 2017, which reduced the maximum borrowing availability on the revolving line of credit to $49.1 million as of June 30, 2017. The Company made payments of $28.5 million on the outstanding revolving balance during the second quarter of 2017. Subsequent to the second quarter, the Company drew $15.0 million on the revolving line of credit.

Provisions of the term loan

The original principal amount of $135.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At June 30, 2017, the outstanding term loan component of the Credit Facility totaled $88.5 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2017	$6,750
2018	13,500
2019	15,188
2020	53,062
$88,500

During the three months ended June 30, 2017, the Company made the scheduled quarterly principal payment of $2.5 million, and an additional principal paydown of $3.0 million, which reduced the outstanding principal balance to $88.5 million at June 30, 2017. The current portion of debt is $13.5 million and the non-current portion is $75.0 million. As of June 30, 2017, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.56%.

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
-Fiscal Quarter Ending June 30, 2016, to not exceed 3.75 to 1.00;
-Fiscal Quarter Ending September 30, 2016, to not exceed 3.25 to 1.00;
-Fiscal Quarter Ending December 31, 2016, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending June 30, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending September 30, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending December 31, 2017 and each Fiscal Quarter thereafter, to not exceed 2.50 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

During the second quarter of 2017, the Company initiated discussions with the lead bank in an effort to explore available options given the step down of the Leverage Ratio covenant and concerns the Company would not be in compliance with financial covenants. A second amendment to the Credit Agreement was executed during July 2017, which was effective as of June 30, 2017. The Leverage Ratio was adjusted beginning with the quarter ended June 30, 2017 through September 30, 2017, as reflected above. The Fixed Charge Coverage Ratio was unchanged. This amendment to the Credit Agreement will increase the cost of the Company's borrowings if the Leverage Ratio exceeds 2.75 to 1.00 and will impose additional limitations on certain types of activities, such as acquisitions. With the execution of the aforementioned amendment, the Company was in compliance with all financial covenants as of June 30, 2017.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of June 30, 2017 is $0.3 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of June 30, 2017 is $0.4 million. See Note 8 for more information regarding the fair value of the Company's derivative instruments.

12.    Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the six months ended June 30, 2017 and 2016 was 39.2% and 38.3%, respectively. For both 2016 and 2017 the effective tax rate differed from the Company’s statutory rate of 35.0% primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, a movement in the valuation allowance related to state attributes, as discussed below, and a benefit related to the domestic production gross receipts deduction.

The Company assessed the realizability of its deferred tax assets at June 30, 2017, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $4.2 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to partially utilize these NOLs against future income primarily with reversing of temporary differences attributable to depreciation and due to expiration dates well into the future. However, the Company determined that a portion of the NOLs related to certain jurisdictions will more likely than not be able to be fully utilized. Therefore, the Company has an existing valuation allowance of $3.4 million for this portion of the NOLs. For federal tax reporting purposes, the Company has utilized its ability to carry losses back prior to 2016. Approximately $11.2 million remains as a federal tax carryforward. The Company expects it will be able to fully utilize these NOLs before the end of 2017.

The Company has adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. As part of this adoption, certain federal NOLs that were previously classified off balance sheet must now be recognized as deferred tax assets through an adjustment to opening retained earnings. The Company chase to prospectively adopt this guidance during the first quarter of 2017 and as such the balance sheet includes an adjustment of approximately $0.7 million as an addition to the "Retained earnings" and a reduction to the "Deferred income taxes" lines on the Condensed Consolidated Balance Sheet to true up the tax effected portion of the NOLs mentioned above. Due to the prospective adoption, no prior year adjustments were made.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2017.

13.     Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. In the three months ended June 30, 2017 and June 30, 2016, no potential common stock equivalents were included as the effect of such would be anti-dilutive. For the three month periods ended June 30, 2017 and June 30, 2016, the Company had 2,251,034 and 2,358,684 securities, respectively, that were potentially dilutive in future earnings per share calculations. For the six months ended June 30, 2017 and June 30, 2016, the Company had 2,243,763 and 2,239,139
securities, respectively, that were potentially dilutive in future earnings calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic:
Weighted average shares outstanding	27,941,814	27,464,683	27,867,090	27,383,748
Diluted:
Total basic weighted average shares outstanding	27,941,814	27,464,683	27,867,090	27,383,748
Effect of dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	27,941,814	27,464,683	27,867,090	27,383,748
Anti-dilutive stock options	—	2,317,572	—	2,237,217
Shares of common stock issued from the exercise of stock options	55,953	—	159,808	3,924

14.    Stock-Based Compensation

The Compensation Committee of the Company's Board of Directors is responsible for the administration of the Company's stock incentive plans, which include the 2017 Long Term Incentive Plan, or the "2017 LTIP", which was approved by shareholders in May 2017 and authorized the maximum aggregate number of shares of common stock to be issued at 2,400,000. In general, the Company's 2017 LTIP provides for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but are generally 10 years from the date of issuance.  Options generally vest over a three to five year period.

The Company applies a 3.2% and a 5.5% forfeiture rate, which gets compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis.

In the three months ended June 30, 2017 and 2016, compensation expense related to stock based awards outstanding was $858,000 and $869,000, respectively. In the six months ended June 30, 2017 and 2016, compensation expense related to stock based awards outstanding was $1.2 million and $1.3 million, respectively.

In May 2017, the Company granted certain executives options to purchase 425,204 shares of common stock and used the Black Scholes option pricing model to estimate the fair value of these options using the following assumptions:

Grant-date fair value	$2.44
Risk-free interest rate	1.46%
Expected volatility	48.2%
Expected term of options (in years)	3.0
Dividend yield	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants. The expected term represents the period in which the Company's equity awards are expected to be outstanding.

Also, in May 2017, certain officers and executives of the Company were awarded 345,913 shares of restricted common stock. The fair value on the date of the grant was $7.22 per share.

In May 2017, the Company awarded certain executives 69,945 shares of performance based stock options, with 100% of shares to be earned based on the achievement of an objective return on invested capital measured over a two-year performance period. The fair value on the date of the grant of $7.22 per share.

In the three months ended June 30, 2017, 55,953 options were exercised, generating proceeds to the Company of $316,000. In the three months ended June 30, 2016, no options were exercised, generating no proceeds to the Company. In the six months ended June 30, 2017, 159,808 options were exercised, generating proceeds to the Company of approximately $940,000. In the six months ended June 30, 2016, 3,924 options were exercised, generating proceeds to the Company of approximately $8,000.

At June 30, 2017, total unrecognized compensation expense related to unvested stock and options was approximately $4.9 million, which is expected to be recognized over a period of approximately two years.

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

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Marine Construction
Contract revenues	$62,003	$79,966	$129,183	$142,381
Operating loss	(8,617)	(1,212)	(16,323)	(4,354)
Depreciation and amortization expense	(5,087)	(5,176)	(10,342)	(10,243)

Total Assets	$252,348	$297,207	$252,348	$297,207
Property, Plant and Equipment, net	135,492	149,912	135,492	$149,912

Concrete Construction
Contract revenues	$75,417	$60,335	$146,994	$127,543
Operating income	6,150	1,493	12,375	4,180
Depreciation and amortization expense	(2,505)	(3,477)	(4,777)	(6,960)

Total Assets	$174,124	$146,127	$174,124	$146,127
Property, Plant and Equipment, net	16,009	14,472	16,009	14,472

There were no intersegment revenues between the Company's two reportable segments for the three and six months ended June 30, 2017 and 2016. The marine construction segment had foreign revenues of approximately $0.8 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $6.1 million for the six months ended June 30, 2017 and 2016, respectively. These revenues are derived from projects in Mexico and the Caribbean and are paid in U.S. dollars. There was no foreign revenue for the concrete construction segment.

17.    Related Party Transactions

Upon the completion of the acquisition of TAS, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the concrete construction segment. Annual lease expense will be approximately $820,000, of which approximately $205,000 and $410,000 represented lease expense during the three and six months ended June 30, 2017, respectively.

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

Overview

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provide a broad range of specialty construction and services in the infrastructure, industrial, and building sectors of the continental United States, Alaska, Canada and the Caribbean Basin. The Company’s marine construction segment service the infrastructure sector through its services which include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its concrete construction segment services the building sector by providing turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

Second quarter 2017 recap and 2017 Outlook

During the second quarter, the Company experienced continued delays in certain customers' ability to obtain necessary permits on certain marine construction projects. These permitting delays, resulted in a resequencing of work on a couple of large projects, which led to increased costs as a result of idle crews and equipment. Without these delays, the results for the second quarter were forecasted to have been above the market consensus due to solid job execution and continued strong demand for services across both segments. The Company is pleased with progress in the second quarter, and believes that there will be strong financial improvements in the back half of this year. Additionally, the Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities. Looking at the second half of 2017, the Company expects a solid volume of high-quality bid opportunities to continue as each of the operating markets maintain market share expansion efforts while also pursuing new business avenues in certain sectors. The peak backlog level at quarter end, in addition to solid operational performance and continuous improvement and training across the business provides long-term visibility to support future success.

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

Concrete Construction Segment

Our concrete construction segment's demand for services also remains strong. The Texas building sector is in solid shape as its three major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for families and businesses to reside. Population growth throughout our markets continues to drive new distribution centers, office expansion, retail and grocery establishments and new multi-family housing units. In Houston, warehouse construction and new education facilities comprised nearly half of the second quarter sales mix. To the north, the Dallas-Fort Worth office has begun efforts to expand their distribution channels beyond light commercial and will be targeting structural construction opportunities going forward. As anticipated, our Central Texas operations are off to a great start, as we are seeing solid project execution and expanding market share along the I-35 corridor. Sustained demand for concrete services in Houston and Dallas/Fort Worth markets coupled with the early progress being made in Central Texas, indicate the concrete segment should continue providing meaningful contribution to EBITDA during the second half of the year,

Consolidated Results of Operations

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

Backlog for our marine construction segment at June 30, 2017 was $210.0 million, as compared with $166.4 million at June 30, 2016.

Backlog for our concrete construction segment at June 30, 2017 was $218.1 million, as compared with $201.2 million at June 30, 2016.

Three months ended June 30, 2017 compared with three months ended June 30, 2016

	Three months ended June 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$137,420	100.0%	$140,301	100.0%
Cost of contract revenues	122,023	88.8%	123,355	87.9%
Gross profit	15,397	11.2%	16,946	12.1%
Selling, general and administrative expenses	17,528	12.8%	16,899	12.0%
Loss (gain) on sale of assets, net	335	0.2%	(234)	(0.2)%
Operating (loss) income from operations	(2,466)	(1.8)%	281	0.2%
Other (expense) income
Other income	11	—%	9	—%
Interest income	—	—%	—	—%
Interest expense	(1,462)	(1.1)%	(1,600)	(1.1)%
Other expense, net	(1,451)	(1.1)%	(1,591)	(1.1)%
Loss before income taxes	(3,917)	(2.9)%	(1,310)	(0.9)%
Income tax benefit	(1,624)	(1.2)%	(502)	(0.4)%
Net loss	$(2,293)	(1.7)%	$(808)	(0.5)%

Contract Revenues. Consolidated contract revenues for the three months ended June 30, 2017 were $137.4 million as compared with $140.3 million in the comparable prior year period, which was a decrease of $2.9 million, or 2.1%. This decrease is primarily attributable to permitting delays in the marine construction segment that were partially offset by solid operation execution and continued demand for services, particularly in the Dallas market, for our concrete construction segment.

Contract revenues generated from private sector customers for the marine construction segment represented 36.0% of segment contract revenues in the second quarter of 2017, or approximately $22.3 million as compared with $45.8 million or 57.3% for the comparable prior year period. The decrease in revenue is due to a shift in timing of projects as well as completion of certain projects prior to the current quarter.

Contract revenues generated from public sector customers for the marine construction segment represented 64.0% of segment contract revenues in the second quarter of 2017, or approximately $39.7 million, as compared with $34.1 million or 42.7%, in the comparable prior year period. The increase in revenue is due to a shift in timing of projects as well as the addition of significant projects.

Contract revenues in the concrete construction segment are primarily derived from private sector customers. Private sector customers represent $63.3 million, or 84.0%, of total contract revenues for the concrete construction segment in the second quarter of 2017, compared to $53.8 million, or 89.1% in the comparable prior year period.

Gross Profit.   Gross profit was $15.4 million in the three months ended June 30, 2017, as compared with $16.9 million in the comparable prior year period. Gross margin in the second quarter was 11.2%, as compared with 12.1% in the comparable prior year period. Gross profit decreased primarily due to permitting delays which caused interruptions in the anticipated commencement of certain projects within the marine construction segment.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the second quarter of 2017 were $17.5 million as compared with $16.9 million in the comparable prior year period, which was an increase of $0.6 million, or 3.7%. The increase is mainly attributable to increases in payroll and payroll related expenses partially offset by decreases for depreciation and amortization expenses for the period.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 39.2% for 2017. This differs from the statutory rate of 35%, primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, and a change in the valuation allowance.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

	Six months ended June 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$276,177	100.0%	$269,924	100.0%
Cost of contract revenues	247,795	89.7%	238,267	88.3%
Gross profit	28,382	10.3%	31,657	11.7%
Selling, general and administrative expenses	32,507	11.8%	32,437	12.0%
(Gain) loss on sale of assets, net	(177)	(0.1)%	(606)	(0.3)%
Operating loss from operations	(3,948)	(1.4)%	(174)	—%
Other (expense) income
Other income	21	—%	22	—%
Interest income	—	—%	1	—%
Interest expense	(2,817)	(1.0)%	(3,117)	(1.2)%
Other expense, net	(2,796)	(1.0)%	(3,094)	(1.2)%
Loss before income taxes	(6,744)	(2.4)%	(3,268)	(1.2)%
Income tax benefit	(2,643)	(1.0)%	(1,252)	(0.5)%
Net loss	$(4,101)	(1.4)%	$(2,016)	(0.7)%

Contract Revenues. Consolidated contract revenues for the six months ended June 30, 2017 were $276.2 million as compared with $269.9 million in the comparable prior year period, which was an increase of $6.3 million, or 2.3%. This increase is primarily attributable to the result of solid operation execution and continued demand for services, particularly in the Dallas market, for our concrete construction segment.

Contract revenues generated from private sector customers for the marine construction segment represented 36.7% of segment contract revenues in the second quarter of 2017, or approximately $47.4 million as compared with $86.7 million or 61% for the comparable prior year period. The decrease in revenue is due to a shift in timing of projects as well as completion of certain projects prior to the current quarter.

Contract revenues generated from public sector customers for the marine construction segment represented 63.3% of segment contract revenues in the second quarter of 2017, or approximately $81.8 million, as compared with $55.7 million or 39.1%, in the comparable prior year period. The increase in revenue is due to a shift in timing of projects as well as the addition of significant projects.

Contract revenues in the concrete construction segment are primarily derived from private sector customers. Private sector customers represent $121.4 million, or 82.6%, of total contract revenues for the concrete construction segment in the second quarter of 2017, compared to $113.3 million, or 88.9% in the comparable prior year period.

Gross Profit.   Gross profit was $28.4 million in the six months ended June 30, 2017, as compared with $31.7 million in the comparable prior year period. Gross margin in the second quarter was 10.3%, as compared with 11.7% in the comparable prior year period. Gross profit decreased primarily as a result of permitting delays in the marine construction segment.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the second quarter of 2017 were $32.5 million as compared with $32.4 million in the comparable prior year period, which was an increase of $0.1 million, or 0.2%. The increase is mainly attributable to increases in payroll and payroll related expenses partially offset by decreases for depreciation and amortization expenses for the period.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 39.2% for 2017. This differs from the statutory rate of 35%, primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, and a change in the valuation allowance.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income as a percentage of segment revenues:

Three months ended June 30, 2017 compared with three months ended June 30, 2016

	Three months ended June 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Construction Segment	$62,003	45.1%	$79,966	57.0%
Concrete Construction Segment	75,417	54.9%	60,335	43.0%
Total	$137,420	100.0%	$140,301	100.0%

Operating income (loss)
Marine Construction Segment	$(8,617)	(13.9)%	$(1,212)	(1.5)%
Concrete Construction Segment	6,150	8.2%	1,493	2.5%
Total	$(2,467)		$281

Marine Construction Segment

Revenues for our marine construction segment for the three months ended June 30, 2017 were $62.0 million compared to $80.0 million for the three months ended June 30, 2016, a decrease of $18.0 million, or 22.5%. The decrease is primarily attributable to permitting delays which caused interruptions in the anticipated commencement of certain projects within the marine construction segment.

Operating loss for our marine construction segment for the three months ended June 30, 2017 was $8.6 million, compared to a $1.2 million loss, a decrease of $7.4 million from the three months ended June 30, 2016. The decrease is primarily due to permitting delays that caused interruptions on certain jobs. As a percentage of revenues, operating income for our marine construction segment was (13.9)% for the three months ended June 30, 2017 compared to (1.5)% for the three months ended June 30, 2016.

Concrete Construction Segment

Revenues for our concrete construction segment for the three months ended June 30, 2017 were $75.4 million compared to $60.3 million for the three months ended June 30, 2016, an increase of $15.1 million, or 25.0%. This increase in revenue was primarily due to growth in the Dallas market.

Operating income for our concrete construction segment for the three months ended June 30, 2017 was $6.2 million, compared to $1.5 million, an increase of $4.7 million from the three months ended June 30, 2016. The margin improvement was primarily due to solid execution of operations in the segment. As a percentage of revenues, operating income for our concrete construction segment was 8.2% for the three months ended June 30, 2017 compared to 2.5% for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

	Six months ended June 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Construction Segment	$129,183	46.8%	$142,381	52.7%
Concrete Construction Segment	$146,994	53.2%	$127,543	47.3%
Total	$276,177	100.0%	$269,924	100.0%

Operating income (loss)
Marine Construction Segment	(16,323)	(12.6)%	(4,354)	(3.1)%
Concrete Construction Segment	12,375	8.4%	4,180	3.3%
Total	$(3,948)		$(174)

Marine Construction Segment

Revenues for our marine construction segment for the six months ended June 30, 2017 were $129.2 million compared to $142.4 million for the six months ended June 30, 2016, a decrease of $13.2 million, or 9.3%. The decrease is primarily attributable to permitting delays which caused delays in the anticipated commencement of certain projects within the marine construction segment.

Operating loss for our marine construction segment for the six months ended June 30, 2017 was $16.3 million, compared to a $4.4 million loss, a decrease of $12.0 million from the six months ended June 30, 2016. The decrease is primarily due to permitting delays that caused interruptions on certain jobs. As a percentage of revenues, operating income for our marine construction segment was (12.6)% for the six months ended June 30, 2017 compared to (3.1)% for the six months ended June 30, 2016.

Concrete Construction Segment

Revenues for our concrete construction segment for the six months ended June 30, 2017 were $147.0 million compared to $127.5 million for the six months ended June 30, 2016, an increase of $19.5 million, or 15.3%. This increase in revenue was primarily due to growth in the Dallas market.

Operating income for our concrete construction segment for the six months ended June 30, 2017 was $12.4 million, compared to $4.2 million, an increase of $8.2 million from the six months ended June 30, 2016. The margin improvement was primarily due to solid execution of operations in the segment. As a percentage of revenues, operating income for our concrete construction segment was 8.4% for the six months ended June 30, 2017 compared to 3.3% for the six months ended June 30, 2016.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2017, our working capital was $70.6 million, as compared with $77.6 million at December 31, 2016. As of June 30, 2017, we had cash on hand of $0.9 million. Due to the outstanding amount on our revolver and outstanding letters of credit, our borrowing capacity at June 30, 2017 was approximately $49.1 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
Cash flows provided by (used in) operating activities	$20,121	$10,131
Cash flows used in investing activities	$(4,383)	$(12,465)
Cash flows (used in) provided by financing activities	$(15,123)	$2,501

Capital expenditures (included in investing activities above)	$(3,689)	$(12,513)

Operating Activities. In the six months of 2017, our operations provided approximately $20.1 million of cash, as compared with cash used in operations in the comparable prior year period of $10.1 million. The change in cash between periods was $10.0 million and was primarily attributable to changes in working capital of $13.4 million, offset by an increased net loss of $2.1 million, changes in depreciation and amortization expense and deferred income taxes, gain on sale of property and equipment and stock compensation of approximately $1.3 million.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $3.7 million in the six months ended June 30, 2017, as compared with $12.5 million in the comparable prior year period. The decrease is primarily a result of timing of purchase of capital assets. The Company is on track to meet its projected capital expenditures budget for the current fiscal year.

Financing Activities. Through the six months ended June 30, 2017, we drew down $37.0 million from our revolving line of credit. Additionally, we repaid $45.0 million on the revolver, as well as made our regularly scheduled debt payments and an additional payment on the term loan of $8.1 million for a total of $53.1 million in debt payments. In the comparable prior year period, we drew down $32.0 million from our revolving line of credit. Additionally we repaid $24.0 million on the revolver, as well as made our regularly scheduled debt payments and an additional payment on the term loan of $5.0 million, for a total of $29.0 million in debt payments.

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

See Note 11 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company's Debt.

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
-Fiscal Quarter Ending June 30, 2016, to not exceed 3.75 to 1.00;
-Fiscal Quarter Ending September 30, 2016, to not exceed 3.25 to 1.00;
-Fiscal Quarter Ending December 31, 2016, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending June 30, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending September 30, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending December 31, 2017 and each Fiscal Quarter thereafter, to not exceed 2.50 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

During the second quarter of 2017, the Company initiated discussions with the lead bank in an effort to explore available options given the step down of the Leverage Ratio covenant and concerns the Company would not be in compliance with financial covenants. A second amendment to the Credit Agreement was executed during July 2017, which was effective as of June 30, 2017. The Leverage Ratio was adjusted beginning with the quarter ended June 30, 2017 through September 30, 2017, as reflected above. The Fixed Charge Coverage Ratio was unchanged. This amendment to the Credit Agreement will increase the cost of the Company's borrowings if the Leverage Ratio exceeds 2.75 to 1.00 and will impose additional limitations on certain types of activities, such as acquisitions. With the execution of the aforementioned amendment, the Company was in compliance with all financial covenants as of June 30, 2017.

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
Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of June 30, 2017 is $0.3 million which is reflected in the balance sheet as a liability. The fair market value of the swaps as of June 30, 2017 is $0.4 million

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At June 30, 2017, our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $197 million in surety bonds outstanding. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At June 30, 2017, we had $88.5 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three month period of 3.57%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

There were no sales of equity securities in the period ended June 30, 2017.

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

2.4
Stock Purchase Agreement dated April 9 2017 by and among Anthony James Bagliore III and Lorie Sue Bagliore and T.A.S. Commercial Concrete Construction, LLC (Schedules, exhibits and similar attachments to the Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2017 (File No. 1-33891)).

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

* 10.3
Second amendment, effective June 30, 2016, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager

10.4
Orion Group Holdings, In. 2017 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2017 (File No. 1-33891)).

10.5
Amendment to Employment Agreement by and between Orion Group Holdings, Inc. and Peter R. Buchler, effective April 1, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2017 (File No. 1-33891)).

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

ORION GROUP HOLDINGS, INC.

By:	/s/ Mark R. Stauffer
August 3, 2017	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
August 3, 2017	Christopher J. DeAlmeida
Executive Vice President and Chief Financial Officer