Form 10-Q
period 2017-09-30
Orion Group Holdings Inc
filed 2017-11-09
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of November 9, 2017, 28,199,558 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

ORION GROUP HOLDINGS, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2017

Part I - Financial Information
Item 1 Financial Statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,659	$305
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	85,416	92,202
Retainage	34,756	40,201
Other current	3,768	4,634
Income taxes receivable	2,335	133
Inventory	5,430	5,392
Deferred tax asset	—	2,013
Costs and estimated earnings in excess of billings on uncompleted contracts	46,835	39,968
Assets held for sale	—	6,375
Prepaid expenses and other	2,414	3,885
Total current assets	183,613	195,108
Property and equipment, net	148,779	158,082
Accounts receivable, non-current	—	733
Inventory, non-current	3,885	3,998
Goodwill	69,470	66,351
Intangible assets, net of amortization	19,165	22,032
Other noncurrent	1,794	1,372
Total assets	$426,706	$447,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$13,078	$19,188
Accounts payable:
Trade	53,283	49,123
Retainage	1,405	893
Accrued liabilities	18,407	19,946
Taxes payable	3,053	689
Billings in excess of costs and estimated earnings on uncompleted contracts	34,419	27,681
Total current liabilities	123,645	117,520
Long-term debt, net of debt issuance costs	66,481	82,077
Other long-term liabilities	3,723	2,493
Deferred income taxes	11,919	19,000
Interest rate swap liability	255	382
Total liabilities	206,023	221,472

Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 28,911,907 and 28,405,850 issued; 28,200,683 and 27,694,626 outstanding at September 30, 2017 and December 31, 2016, respectively	288	283
Treasury stock, 711,231 and 711,231 shares, at cost, as of September 30, 2017 and December 31, 2016, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	(255)	(382)
Additional paid-in capital	173,881	171,079
Retained earnings	53,309	61,764
Total stockholders’ equity	220,683	226,204
Total liabilities and stockholders’ equity	$426,706	$447,676
The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Contract revenues	$140,162	$164,017	$416,339	$433,941
Costs of contract revenues	129,405	139,849	377,200	378,116
Gross profit	10,757	24,168	39,139	55,825
Selling, general and administrative expenses	16,524	15,291	49,031	47,728
Gain on sale of assets, net	(413)	(654)	(590)	(1,260)
Operating (loss) income from operations	(5,354)	9,531	(9,302)	9,357
Other (expense) income
Other income	9	10	30	32
Interest income	11	—	11	1
Interest expense	(1,369)	(1,578)	(4,186)	(4,695)
Other expense, net	(1,349)	(1,568)	(4,145)	(4,662)
(Loss) income before income taxes	(6,703)	7,963	(13,447)	4,695
Income tax (benefit) expense	(1,666)	3,224	(4,309)	1,972
Net (loss) income	$(5,037)	$4,739	$(9,138)	$2,723

Basic (loss) income per share	$(0.18)	$0.17	$(0.33)	$0.10
Diluted (loss) income per share	$(0.18)	$0.17	$(0.33)	$0.10
Shares used to compute (loss) income per share
Basic	27,950,829	27,462,794	27,980,074	27,485,730
Diluted	27,950,829	27,463,987	27,980,074	27,485,730

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(5,037)	$4,739	$(9,138)	$2,723
Change in fair value of cash flow hedge, net of tax expense of $14 and net of tax benefit of $85 for the three and nine months ended September 30, 2017, respectively, and net of tax expense of $67 and net of tax benefit of $613 for the three and nine months ended September 30, 2016, respectively	17	271	127	(826)
Total comprehensive (loss) income	$(5,020)	$5,010	$(9,011)	$1,897

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Income (Loss)	Capital	Earnings	Total
Balance, December 31, 2016	28,405,850	$283	(711,231)	$(6,540)	$(382)	$171,079	$61,764	$226,204
Stock-based compensation	—	$—	—	$—	$—	$1,800	$—	$1,800
Deferred tax adjustment	—	$—	—	$—	$—	$—	$683	$683
Exercise of stock options	173,518	$2	—	$—	$—	$1,005	$—	$1,007
Issuance of restricted stock	345,913	$3	—	$—	$—	$(3)	$—	$—
Cash flow hedge (net of tax)	—	$—	—	$—	$127	$—	$—	$127
Forfeiture of restricted stock	(13,374)	$—	—	$—	$—	$—	$—	$—
Net loss	—	$—	—	$—	$—	$—	$(9,138)	$(9,138)
Balance, September 30, 2017	28,911,907	$288	(711,231)	$(6,540)	$(255)	$173,881	$53,309	$220,683

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(9,138)	$2,723
Adjustments to reconcile net (loss) income to net cash provided by
Operating activities:
Depreciation and amortization	22,422	25,765
Deferred financing cost amortization	942	921
Deferred income taxes	(5,478)	957
Stock-based compensation	1,800	1,842
Gain on sale of property and equipment	(590)	(1,260)
Change in operating assets and liabilities:
Accounts receivable	19,930	(24,290)
Income tax receivable	(2,203)	—
Inventory	74	1,241
Prepaid expenses and other	1,481	2,127
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,859)	6,888
Accounts payable	2,225	(2,638)
Accrued liabilities	(836)	(1,942)
Income tax payable	2,364	13
Billings in excess of costs and estimated earnings on uncompleted contracts	5,721	1,084
Net cash provided by operating activities	31,855	13,431
Cash flows from investing activities:
Proceeds from sale of property and equipment	6,361	1,737
Contributions to CSV life insurance	(430)	(634)
TAS acquisition adjustment	—	(369)
Acquisition of TBC	(6,000)	—
TBC acquisition adjustment	(557)	—
Purchase of property and equipment	(7,234)	(16,334)
Net cash used in investing activities	(7,860)	(15,600)
Cash flows from financing activities:
Borrowings from Credit Facility	52,000	47,000
Payments made on borrowings from Credit Facility	(74,438)	(42,552)
Loan costs from Credit Facility	(210)	(486)
Exercise of stock options	1,007	8
Net cash (used in) provided by financing activities	(21,641)	3,970
Net change in cash and cash equivalents	2,354	1,801
Cash and cash equivalents at beginning of period	305	1,345
Cash and cash equivalents at end of period	$2,659	$3,146
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,232	$3,864
Taxes (net of refunds)	$1,067	$999

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provide a broad range of specialty construction services in the infrastructure, industrial, and building sectors of the continental United States, Alaska, Canada and the Caribbean Basin. The Company’s marine construction segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its concrete construction segment services the building sector by providing turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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
Although we describe the business in this report in terms of the services the Company provides, its base of customers and the areas in which it operates, the Company has determined that its operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 - Segment Reporting.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts using the percentage-of-completion method, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue is derived from the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract.  Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. The Company records revenue and the unbilled receivable for project claims to the extent of costs incurred and to the extent management believes related collection is probable and includes no profit on claims recorded. As of September 30, 2017, the Company recognized claims of approximately $12.8 million with customers. The Company believes collection of these claims are probable, although the full amount of the recorded claims may not be recognized or collected. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at September 30, 2017 and December 31, 2016 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of September 30, 2017 and December 31, 2016, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retainage at September 30, 2017 totaled $34.8 million, of which $7.7 million is expected to be collected beyond September 30, 2018. Retainage at December 31, 2016 totaled $40.2 million.

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

Dry-docking costs are capitalized and amortized using the straight-line method over a period ranging from three to 15 years. Dry-docking costs include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel.  Amortization related to dry-docking activities is included as a component of depreciation.  These costs and the related amortization periods are periodically reviewed to determine if the estimates are accurate.  If warranted, a significant upgrade of equipment may result in a revision to the useful life of the asset, in which case the change is accounted for prospectively.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There are no assets classified as held for sale as of September 30, 2017.

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

The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of its market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates, weighted average cost of capital and perpetual growth rates applied to cash flow projections. Also, inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans, and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. Other considerations are assumptions that market participants may use in analysis of comparable companies. The underlying assumptions used for determining fair value, as discussed above, require significant judgment and are susceptible to change from period to period and could potentially cause a material impact to the income statement. In the future, the Company's estimated fair value could be negatively impacted by extended declines in stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect of assessment of fair value.

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

If a claim arises and a potential insurance recovery is probable, the impending gain is recognized separately from the related loss. The recovery will only be recognized up to the amount of the loss once the recovery of the claim is deemed probable and any excess gain will fall under contingency accounting and will only be recognized once it is realized. The Company does not net insurance recoveries against the related claim liability as the amount of the claim liability is determined without consideration of the anticipated insurance recoveries from third parties.

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

The accrued liability for insurance includes incurred but not reported claims of $4.8 million and $5.2 million at September 30, 2017 and December 31, 2016, respectively.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will adopt the standard using the cumulative catch-up transition method which will involve recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous years.

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

The effective date of this guidance was deferred through the issuance of ASU 2015-14 and is effective for the Company beginning January 1, 2018. The impact of adopting the new standard is not expected to materially impact revenue, net income or the consolidated balance sheet. The Company expects the largest impact from the new standard to be on performance obligations within the contracts, certain variable considerations, and the timing of revenue being recognized. The Company continues to evaluate all areas of the standard and its effect on the Company’s financial statements.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3.    Business Acquisition

On April 9, 2017, T.A.S. Commercial Concrete Construction, LLC, a wholly owned subsidiary of Orion Group Holdings, Inc. ("the Company") entered into a Stock Purchase Agreement ("the Agreement") for the purchase of all the issued and outstanding shares (the "shares") of Tony Bagliore Concrete, Inc., a Texas corporation ("TBC"). The Company and the two sole shareholders of TBC closed the purchase transactions on April 10, 2017 (the "Closing Date"). Upon the terms of and subject to the conditions set forth in the Agreement, the total aggregate consideration paid on the Closing Date by the Company to the Sellers for the shares was $6 million in cash. In addition however, if certain target considerations are met in future periods, an additional cash payment of up to $2 million will become payable to the Seller.

The allocation of the estimated acquisition consideration is preliminary because initial accounting for this business combination is incomplete. The preliminary allocation is based on estimates, assumptions, valuations, and other studies which have not progressed to a stage where there is sufficient information to make a definitive allocation. Accordingly, the acquisition consideration allocation unaudited purchase accounting adjustments will remain preliminary until the Company determines the final acquisition consideration allocation. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented in the combined consolidated financial statements and are subject to change and may result in an increase or decrease in goodwill, particularly with any other working capital adjustments during the measurement period. This measurement period may extend up to one year from the acquisition date.

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

Accounts receivable	$3,239
Retainage	1,860
Fixed assets, net	2,098
Other	9
Goodwill	2,562
Other intangible assets	878
Accounts payable	(2,017)
Accrued expenses and other current liabilities	(1,080)
Contingent consideration	(456)
Deferred tax liability	(1,093)
Total Acquisition Consideration at April 9, 2017	$6,000
Working Capital Adjustment (all attributable to Goodwill)	557
Total Acquisition Consideration	$6,557
The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill of $3.1 million arising from the acquisition consists primarily of synergies and business opportunities expected to be realized from the purchase of the Company. The goodwill is not deductible for income tax purposes.

Finite-lived intangible assets include customer relationships and contractual backlog. (See Note 9).
The fixed assets acquired include construction equipment and automobiles and trucks and will be depreciated in accordance with Company policy, generally 3 to 15 years.
As stated in the Agreement, the Company has agreed to pay the sellers up to $2.0 million in cash, if earned, as additional purchase consideration. The seller's right to receive the contingent consideration, if any, shall be based on the Company's achievement of certain future financial targets. The Company measured the fair value of the contingent consideration at the Acquisition Date, and determined that fair value to be approximately $0.5 million, as shown above. This amount of contingent liability is classified on the Condensed Consolidated Balance Sheets as other long-term liabilities.
Pro Forma Results (unaudited)
The results and operations of TBC have been included in the Consolidated Statements of Operations since the acquisition date of April 9, 2017. The Company has calculated the pro forma impact of the acquisition of TBC on its operating results for the three and nine months ended September 30, 2016, respectively.

	Pro Forma Results
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2016	September 30, 2016
Contract Revenues	$171,480	$458,480
Operating income from operations	$10,025	$10,575
Net income	$5,061	$3,494
Basic income per share	$0.18	$0.13
Diluted income per share	$0.18	$0.13
The Company derived the pro forma results of the acquisition based upon historical financial information obtained from the seller and certain management assumptions. The pro forma adjustments related to incremental amortization expense associated with the acquired finite-lived intangible assets and interest expense associated with borrowings to effect the transaction, assuming a January 1, 2017 and 2016 effective transaction date. In addition, the tax impact of these adjustments was calculated at a 35% statutory rate.

These pro forma results are not necessarily indicative of the results that would have been obtained had the acquisition of TBC been completed on January 1 of the respective period, or that may be obtained in the future.

4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017		December 31, 2016
Federal Government	$4,238	4%	$5,542	4%
State Governments	3,992	3%	9,302	7%
Local Governments	21,857	18%	20,886	16%
Private Companies	90,085	75%	96,673	73%
Total receivables	$120,172	100%	$132,403	100%

At September 30, 2017 and December 31, 2016, no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2017	%	2016	%	2017	%	2016	%
Federal Government	$14,464	10%	$13,268	8%	$52,556	13%	$25,200	6%
State Governments	9,185	7%	13,285	8%	33,910	8%	29,114	7%
Local Government	28,246	20%	29,718	18%	72,802	17%	71,865	17%
Private Companies	88,267	63%	107,746	66%	257,071	62%	307,762	70%
Total contract revenues	$140,162	100%	$164,017	100%	$416,339	100%	$433,941	100%

In the three and nine months ended September 30, 2017 and 2016, no single customer generated more than 10% of total contract revenues.

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

5.     Contracts in Progress

Contracts in progress are as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$771,246	$802,140
Estimated earnings	121,554	143,975
	892,800	946,115
Less: Billings to date	(880,384)	(933,828)
	$12,416	$12,287
Included in the accompanying condensed consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$46,835	$39,968
Billings in excess of costs and estimated earnings on uncompleted contracts	(34,419)	(27,681)
	$12,416	$12,287

Costs and estimated earnings in excess of billings on completed contracts totaled $0.6 million at September 30, 2017 and $0.6 million at December 31, 2016.

6.    Property and Equipment

The following is a summary of property and equipment at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Automobiles and trucks	$2,100	$2,525
Building and improvements	37,928	37,269
Construction equipment	164,843	165,023
Vessels and other equipment	85,569	88,659
Office equipment	7,650	7,125
	298,090	300,601
Less: accumulated depreciation	(189,014)	(181,293)
Net book value of depreciable assets	109,076	119,308
Construction in progress	1,416	543
Land	38,287	38,231
	$148,779	$158,082

For the three months ended September 30, 2017 and 2016, depreciation expense was $6.2 million and $6.7 million, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expense was $18.7 million and $20.3 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. As of September 30, 2017, approximately $5.4 million of these assets were sold for cash of $4.5 million. The difference of $0.9 million is classified as a loss on sale of assets on the Consolidated Statement of Operations. The remaining assets held for sale of $1.0 million was classified as a total loss as a result of Hurricane Harvey. Insurance claims of approximately $1.0 million are pending and are recorded in Other current assets in the condensed consolidated balance sheets.

7.    Inventory

Current inventory at September 30, 2017 and December 31, 2016, of $5.4 million and $5.4 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at September 30, 2017 and December 31, 2016 of $3.9 million and $4.0 million, respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

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

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
September 30, 2017
Assets:
Cash surrender value of life insurance policy	$1,619	—	1,619	—
Liabilities:
Derivatives	$405	—	405	—
December 31, 2016
Assets:
Cash surrender value of life insurance policy	$1,188	—	1,188	—
Liabilities:
Derivatives	$447	—	447	—

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

The Company's concrete construction segment has life insurance policies covering four employees with a combined face value of $11.1 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the consolidated balance sheets.

Other Fair Value Measurements

The fair value of the Company's debt at September 30, 2017 and December 31, 2016 approximated its carrying value of $82.1 million and $104.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

9.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Beginning balance, January 1	$66,351	$65,982
Additions	3,119	369
Ending balance	$69,470	$66,351

At September 30, 2017, goodwill totaled $69.5 million, of which $33.8 million relates to the marine construction segment and $35.7 million relates to the concrete construction segment.

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

During the three months ended September 30, 2017 the Company identified potential indicators of impairment, specifically to goodwill in its marine construction reporting unit. These indicators included having losses for consecutive quarters within the segment, adjusted forecasted earnings for future quarters, and other negative trends within the reporting unit. As such, the Company performed an interim goodwill impairment analysis as of September 30, 2017. The result of the first step in the two-step process indicated that no impairment existed and, as such, the Company did not progress to the second step.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	Nine months ended September 30,
	2017	2016
Intangible assets, January 1	$34,362	$34,362
Additions	878	—
Total intangible assets, end of period	35,240	34,362

Accumulated amortization, January 1	$(19,220)	$(11,933)
Current year amortization	(3,745)	(5,466)
Total accumulated amortization	(22,965)	(17,399)

Net intangible assets, end of period	$12,275	$16,963

Finite-lived intangible assets were acquired as part of the purchase of T.A.S. Commercial Concrete Construction ("TAS") which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $8.7 million and is currently being amortized over two years. Customer relationships were valued at approximately $18.1 million and are currently being amortized over eight years. In addition, during the second quarter of 2017, the Company acquired finite-lived intangible assets as part of the purchase of TBC, which also included contractual backlog and customer relationships. Contractual backlog was valued at approximately $0.1 million and will be amortized over seven months. Customer relationships were valued at approximately $0.7 million and will be amortized over seven years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the nine months ended September 30, 2017, $3.7 million of amortization expense was recognized for these assets. Future expense remaining of approximately $12.3 million will be amortized as follows:

2017	$992
2018	3,389
2019	2,640
2020	2,069
2021	1,521
Thereafter	1,664
$12,275
Additionally, the Company has one indefinite-lived intangible asset, as described in Note 2. At September 30, 2017 the trade name was valued at approximately $6.9 million and no indicators of impairment existed.
10.    Accrued Liabilities

Accrued liabilities at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Accrued salaries, wages and benefits	$10,544	$10,818
Accrual for insurance liabilities	4,826	5,223
Property taxes	1,354	1,615
Sales taxes	1,561	1,722
Interest	10	19
Other accrued expenses	112	549
Total accrued liabilities	$18,407	$19,946

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

The quarterly weighted average interest rate for the Credit Facility as of September 30, 2017 was 3.80%.

The Company's obligations under debt arrangements consisted of the following:

	September 30, 2017			December 31, 2016
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Revolving line of credit	$—	$—	$—	$8,000	$(252)	$7,748
Term loan - current	13,500	(422)	13,078	11,813	(373)	11,440
Total current debt	13,500	(422)	13,078	19,813	(625)	19,188
Term loan - long-term	68,625	(2,144)	66,481	84,750	(2,673)	82,077
Total debt	$82,125	$(2,566)	$79,559	$104,563	$(3,298)	$101,265

(1) Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the First and Second Amendment to the Credit Agreement.

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving line of credit within one year, therefore, any outstanding balance will be classified as current. There is no outstanding balance on the revolving line of credit as of September 30, 2017.

As of September 30, 2017, there was no outstanding balance on the revolving line of credit. There was $0.9 million in outstanding letters of credit as of September 30, 2017, which reduced the maximum borrowing availability on the revolving line of credit to $49.1 million. The Company made payments of $15.0 million on the outstanding revolving balance during the third quarter of 2017. Subsequent to the third quarter, the Company drew $20.0 million on the revolving line of credit.

Provisions of the term loan

The original principal amount of $135.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At September 30, 2017, the outstanding term loan component of the Credit Facility totaled $82.1 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2017	$3,375
2018	13,500
2019	15,188
2020	50,062
$82,125

During the three months ended September 30, 2017, the Company made the scheduled quarterly principal payment of $3.4 million, and an additional principal paydown of $3.0 million, which reduced the outstanding principal balance to $82.1 million as of September 30, 2017. The current portion of debt is $13.5 million and the non-current portion is $68.6 million. As of September 30, 2017, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.75%.

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
-Fiscal Quarter Ending September 30, 2016, to not exceed 3.25 to 1.00;
-Fiscal Quarter Ending December 31, 2016, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending June 30, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending September 30, 2017 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

During the third quarter of 2017, the Company initiated discussions with the lead bank due to concerns it would not be in compliance with financial covenants. A third amendment to the Credit Agreement was executed during November 2017, which was effective as of September 30, 2017. The Leverage Ratio was adjusted beginning with the quarter ended September 30, 2017 through each fiscal quarter thereafter, as reflected above. The Fixed Charge Coverage Ratio was unchanged. With the execution of the aforementioned amendment, the Company was in compliance with all financial covenants as of September 30, 2017.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of September 30, 2017 is $0.3 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of September 30, 2017 is $0.4 million. See Note 8 for more information regarding the fair value of the Company's derivative instruments.

12.    Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. The effective rate for the nine months ended September 30, 2017 and 2016 was 32.1% and 42.0%, respectively. For both 2016 and 2017 the effective tax rate differed from the Company’s statutory rate of 35.0% primarily due to state income taxes, the non-deductibility of certain permanent items, a movement in the valuation allowance related to state attributes, as discussed below, and stock compensation expense items treated as discrete. Excluding the effect of the valuation allowance, the effective tax rate was 35.7%.

The Company assessed the realizability of its deferred tax assets at September 30, 2017, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company has a tax effected net operating loss carryforward ("NOL") of approximately $4.3 million for state income tax reporting purposes due to the losses sustained in various states. The Company believes it will be able to partially utilize these NOLs against future income primarily with reversing of temporary differences attributable to depreciation and due to expiration dates well into the future. However, the Company determined that a portion of the NOLs related to certain jurisdictions will more likely than not be able to be fully utilized. Therefore, the Company has an existing valuation allowance of $3.5 million for this portion of the NOLs. For federal tax reporting purposes, the Company has utilized its ability to carry back losses prior to 2013. Approximately $11.2 million remains as a federal tax carryforward. The Company expects it will be able to utilize $3.6 million NOLs before the end of 2017.

The Company has adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. As part of this adoption, certain federal NOLs that were previously classified off balance sheet must now be recognized as deferred tax assets through an adjustment to opening retained earnings. The Company chose to prospectively adopt this guidance during the first quarter of 2017 and as such the balance sheet includes an adjustment of approximately $0.7 million as an addition to the "Retained earnings" and a reduction to the "Deferred income taxes" lines on the Condensed Consolidated Balance Sheet to true up the tax effected portion of the NOLs mentioned above. Due to the prospective adoption, no prior year adjustments were made.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2017.

13.     Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. In the three months ended September 30, 2017, no potential common stock equivalents were included as the effect of such would be anti-dilutive. In the three months ended September 30, 2016, 1,193 of dilutive common stock equivalents were included in the calculation. For the nine months ended September 30, 2017 and 2016, no potential common stock equivalents were included as the effect of such would be anti-dilutive. For the three month periods ended September 30, 2017 and September 30, 2016, the Company had 2,364,018 and 2,540,826 securities, respectively, that were potentially dilutive in future earnings per share calculations. For the nine months ended September 30, 2017 and September 30, 2016, the Company had 2,281,805 and 2,340,874 securities, respectively, that were potentially dilutive in future earnings calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic:
Weighted average shares outstanding	27,950,829	27,462,794	27,980,074	27,485,730
Diluted:
Total basic weighted average shares outstanding	27,950,829	27,462,794	27,980,074	27,485,730
Effect of dilutive securities:
Common stock options	—	1,193	—	—
Total weighted average shares outstanding assuming dilution	27,950,829	27,463,987	27,980,074	27,485,730
Anti-dilutive stock options	—	2,491,502	—	2,304,701
Shares of common stock issued from the exercise of stock options	13,710	—	173,518	3,924

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

In the three months ended September 30, 2017 and 2016, compensation expense related to stock based awards outstanding was $592,000 and $540,000, respectively. In the nine months ended September 30, 2017 and 2016, compensation expense related to stock based awards outstanding was $1.8 million and $1.8 million, respectively.

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

In the three months ended September 30, 2017, 13,710 options were exercised, generating proceeds to the Company of $68,000. In the three months ended September 30, 2016, no options were exercised, generating no proceeds to the Company. In the nine months ended September 30, 2017, 173,518 options were exercised, generating proceeds to the Company of approximately $1.0 million. In the nine months ended September 30, 2016, 3,924 options were exercised, generating proceeds to the Company of approximately $8,000.

At September 30, 2017, total unrecognized compensation expense related to unvested stock and options was approximately $4.1 million, which is expected to be recognized over a period of approximately two years.

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

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Marine Construction
Contract revenues	$68,383	$82,169	$197,566	$224,550
Operating loss	(9,837)	3,272	(26,160)	(1,082)
Depreciation and amortization expense	(5,075)	(5,547)	(15,417)	(15,790)

Total Assets	$248,960	$306,788	$248,960	$306,788
Property, Plant and Equipment, net	131,630	146,361	131,630	$146,361

Concrete Construction
Contract revenues	$71,779	$81,848	$218,773	$209,391
Operating income	4,483	6,259	16,858	10,439
Depreciation and amortization expense	(2,229)	(3,015)	(7,005)	(9,975)

Total Assets	$177,746	$161,419	$177,746	$161,419
Property, Plant and Equipment, net	17,149	14,882	17,149	14,882

There were no intersegment revenues between the Company's two reportable segments for the three and nine months ended September 30, 2017 and 2016. The marine construction segment had foreign revenues of approximately $3.0 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and $3.9 million and $7.2 million for the nine months ended September 30, 2017 and 2016, respectively. These revenues are derived from projects in Mexico and the Caribbean and are paid in U.S. dollars. There was no foreign revenue for the concrete construction segment.

17.    Related Party Transactions

Upon the completion of the acquisition of TAS, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the concrete construction segment. Annual lease expense is approximately $820,000, of which approximately $68,000 and $478,000 represented lease expense during the three and nine months ended September 30, 2017, respectively. Due to the resignation of this employee, these transactions ceased to be related party transactions as of July 31, 2017.

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

Overview

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provide a broad range of specialty construction services in the infrastructure, industrial, and building sectors of the continental United States, Alaska, Canada and the Caribbean Basin. The Company’s marine construction segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its concrete construction segment services the building sector by providing turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

Third quarter 2017 recap and 2018 Outlook

During the third quarter, the Company experienced disruption in its projects due to the effects of Hurricane Harvey, Hurricane Irma, and Hurricane Maria which caused declines in revenue. Although these weather events have caused short term negative impacts to our business, they should also provide a catalyst for increased demand drivers in the future. We are are already seing this increase in demand for certain services now. Additionally, we are optimistic given the sustained bidding opportunities we continue to see. We expect the fourth quarter to see increased activity and return to a normal profitability levels with higher asset utilization and solid project execution. Additionally, the Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities. Looking toward 2018, the Company expects a solid volume of high-quality bid opportunities to continue as each of the operating markets maintain market share expansion efforts while also pursuing new business avenues in certain sectors. The backlog level at quarter end, in addition to solid operational performance and continuous improvement and training across the business provides long-term visibility to support future success.

Marine Construction Segment

Though weather events negatively impacted the third quarter, demand for our marine construction services remains strong. We continue to see solid demand to help maintain and expand the infrastructure that facilitates the movement of goods and people on and over waterways. Specifically, we continue to see bid opportunities from our private sector energy related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy. Over the long term, we expect further opportunities in this sector from petrochemical related customers, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities also remain solid, many of which are related to the completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the Resources and Ecosystems Sustainability, Tourism Opportunities and Revived Economy of the Gulf Coast Act of 2011 (the "RESTORE Act") towards the end of 2017 and throughout 2018. We believe the adjustments we have made to our capital assets will allow us to better meet market demand for projects from both our public and private customers in the future.

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

Concrete Construction Segment

Though heavy rains due to Hurricane Harvey impacted our Houston and Central Texas operations during the third quarter, our concrete construction segment's demand for services remains strong. The Texas building sector is in solid shape as its three major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for families and businesses to reside. Population growth throughout our markets continues to drive new distribution centers, office expansion, retail and grocery establishments and new multi-family housing units. In Houston, warehouse construction and new education facilities continue to comprise a large portion of project mix. To the north, the Dallas-Fort Worth office has begun efforts to expand the services it offers beyond light commercial and will be targeting structural construction opportunities going forward. As anticipated, our Central Texas operations are performing well, as we are seeing solid project execution and expanding market share along the I-35 corridor. Sustained demand for concrete services in Houston and Dallas/Fort Worth markets coupled with the early progress being made in Central Texas, indicate the concrete construction segment should continue providing meaningful contribution to EBITDA for the remainder of the year.

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

Backlog for our marine construction segment at September 30, 2017 was $199.0 million, as compared with $201.9 million at September 30, 2016.

Backlog for our concrete construction segment at September 30, 2017 was $184.1 million, as compared with $186.3 million at September 30, 2016.

Three months ended September 30, 2017 compared with three months ended September 30, 2016

	Three months ended September 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$140,162	100.0%	$164,017	100.0%
Cost of contract revenues	129,405	92.3%	139,849	85.3%
Gross profit	10,757	7.7%	24,168	14.7%
Selling, general and administrative expenses	16,524	11.8%	15,291	9.3%
Gain on sale of assets, net	(413)	(0.3)%	(654)	(0.4)%
Operating (loss) income from operations	(5,354)	(3.8)%	9,531	5.8%
Other (expense) income
Other income	9	—%	10	—%
Interest income	11	—%	—	—%
Interest expense	(1,369)	(1.0)%	(1,578)	(0.9)%
Other expense, net	(1,349)	(1.0)%	(1,568)	(0.9)%
(Loss) income before income taxes	(6,703)	(4.8)%	7,963	4.9%
Income tax (benefit) expense	(1,666)	(1.2)%	3,224	2.0%
Net (loss) income	$(5,037)	(3.6)%	$4,739	2.9%

Contract Revenues. Consolidated contract revenues for the three months ended September 30, 2017 were $140.2 million as compared with $164.0 million in the comparable prior year period, which was a decrease of $23.9 million, or 14.5%. This decrease is primarily attributable to disruptions in projects as a result of Hurricane Harvey, Hurricane Irma, and Hurricane Maria.

Contract revenues generated from private sector customers for the marine construction segment represented 46.9% of segment contract revenues in the third quarter of 2017, or approximately $32.1 million as compared with $35.8 million or 43.5% for the comparable prior year period. The increase in revenue is due to a shift in timing and mix of projects.

Contract revenues generated from public sector customers for the marine construction segment represented 53.1% of segment contract revenues in the third quarter of 2017, or approximately $36.3 million, as compared with $46.4 million or 56.5%, in the comparable prior year period. The decrease in revenue is due to a shift in timing and mix of projects as well as the addition of significant projects.

Contract revenues in the concrete construction segment are primarily derived from private sector customers. Private sector customers represent $56.2 million, or 78.3%, of total contract revenues for the concrete construction segment in the third quarter of 2017, compared to $72.0 million, or 88.0% in the comparable prior year period. The increase in public sector revenues are primarily attributable to institutional projects, primarily education facilities.

Gross Profit.   Gross profit was $10.8 million in the three months ended September 30, 2017, as compared with $24.2 million in the comparable prior year period. Gross margin in the third quarter was 7.7%, as compared with 14.7% in the comparable prior year period. Gross profit decreased primarily due to project disruptions as a result of weather events.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the third quarter of 2017 were $16.5 million as compared with $15.3 million in the comparable prior year period, which was an increase of $1.2 million, or 8.1%. The increase is mainly attributable to increases in payroll related and legal expenses and increases in costs associated with the acquisition of the Central Texas concrete business, offset by decreases for amortization expenses for the period.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 32.1% for 2017. This differs from the statutory rate of 35%, primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, and a change in the valuation allowance. Excluding the effect of the valuation allowance, the effective tax rate was 35.7%.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

	Nine months ended September 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$416,339	100.0%	$433,941	100.0%
Cost of contract revenues	377,200	90.6%	378,116	87.1%
Gross profit	39,139	9.4%	55,825	12.9%
Selling, general and administrative expenses	49,031	11.8%	47,728	11.0%
Gain on sale of assets, net	(590)	(0.1)%	(1,260)	(0.3)%
Operating (loss) income from operations	(9,302)	(2.3)%	9,357	2.2%
Other (expense) income
Other income	30	—%	32	—%
Interest income	11	—%	1	—%
Interest expense	(4,186)	(1.0)%	(4,695)	(1.1)%
Other expense, net	(4,145)	(1.0)%	(4,662)	(1.1)%
(Loss) income before income taxes	(13,447)	(3.3)%	4,695	1.1%
Income tax (benefit) expense	(4,309)	(1.0)%	1,972	0.5%
Net (loss) income	$(9,138)	(2.3)%	$2,723	0.6%

Contract Revenues. Consolidated contract revenues for the nine months ended September 30, 2017 were $416.3 million as compared with $433.9 million in the comparable prior year period, which was an decrease of $17.6 million, or 4.1%. This decrease is primarily attributable to the project disruptions caused by weather events during the third quarter and permitting delays which caused interruptions in the anticipated commencement of certain projects in the marine construction segment.

Contract revenues generated from private sector customers for the marine construction segment represented 40.2% of segment contract revenues in the third quarter of 2017, or approximately $79.4 million as compared with $122.4 million or 54.5% for the comparable prior year period. The decrease in revenue is due to a shift in timing and mix of projects as well as permitting delays which caused interruptions in the anticipated commencement of certain projects.

Contract revenues generated from public sector customers for the marine construction segment represented 59.8% of segment contract revenues in the third quarter of 2017, or approximately $118.1 million, as compared with $102.1 million or 45.5%, in the comparable prior year period. The increase in revenue is due to a shift in timing and mix of projects as well as the addition of significant projects.

Contract revenues in the concrete construction segment are primarily derived from private sector customers. Private sector customers represent $177.6 million, or 81.2%, of total contract revenues for the concrete construction segment in the third quarter of 2017, compared to $185.3 million, or 88.5% in the comparable prior year period. The increase in public sector revenues are primarily attributable to institutional projects, primarily education facilities.

Gross Profit.   Gross profit was $39.1 million in the nine months ended September 30, 2017, as compared with $55.8 million in the comparable prior year period. Gross margin in the third quarter was 9.4%, as compared with 12.9% in the comparable prior year period. Gross profit decreased primarily as a result of weather events which occurred during the third quarter.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the third quarter of 2017 were $49.0 million as compared with $47.7 million in the comparable prior year period, which was an increase of $1.3 million, or 2.7%. The increase is mainly attributable to increases in payroll and payroll related expenses and legal expenses and increases in costs associated with the acquisition of the Central Texas concrete business, offset by decreases for amortization expenses for the period.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Benefit.  We have estimated our annual effective tax rate at 32.1% for 2017. This differs from the statutory rate of 35%, primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, and a change in the valuation allowance. Excluding the effect of the valuation allowance, the effective tax rate was 35.7%.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues:

Three months ended September 30, 2017 compared with three months ended September 30, 2016

	Three months ended September 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Construction Segment	$68,383	48.8%	$82,169	50.1%
Concrete Construction Segment	71,779	51.2%	81,848	49.9%
Total	$140,162	100.0%	$164,017	100.0%

Operating (loss) income
Marine Construction Segment	$(9,837)	(14.4)%	$3,272	4.0%
Concrete Construction Segment	4,483	6.2%	6,259	7.6%
Total	$(5,354)		$9,531

Marine Construction Segment

Revenues for our marine construction segment for the three months ended September 30, 2017 were $68.4 million compared to $82.2 million for the three months ended September 30, 2016, a decrease of $13.8 million, or 16.8%. The decrease is primarily attributable to project disruptions as a result of weather events.

Operating loss for our marine construction segment for the three months ended September 30, 2017 was $9.8 million, compared to $3.3 million income, or a decrease of $13.1 million from the three months ended September 30, 2016. The decrease is primarily due to project disruptions as a result of weather events. As a percentage of revenues, operating loss for our marine construction segment was (14.4)% for the three months ended September 30, 2017 compared to 4.0% of operating income for the three months ended September 30, 2016.

Concrete Construction Segment

Revenues for our concrete construction segment for the three months ended September 30, 2017 were $71.8 million compared to $81.8 million for the three months ended September 30, 2016, a decrease of $10.1 million, or 12.3%. This decrease in revenue was primarily due to project disruptions due to weather events.

Operating income for our concrete construction segment for the three months ended September 30, 2017 was $4.5 million, compared to $6.3 million, a decrease of $1.8 million from the three months ended September 30, 2016. As a percentage of revenues, operating income for our concrete construction segment was 6.2% for the three months ended September 30, 2017 compared to 7.6% for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

	Nine months ended September 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Construction Segment	$197,566	47.5%	$224,550	51.7%
Concrete Construction Segment	$218,773	52.5%	$209,391	48.3%
Total	$416,339	100.0%	$433,941	100.0%

Operating (loss) income
Marine Construction Segment	(26,160)	(13.2)%	(1,082)	(0.5)%
Concrete Construction Segment	16,858	7.7%	10,439	5.0%
Total	$(9,302)		$9,357

Marine Construction Segment

Revenues for our marine construction segment for the nine months ended September 30, 2017 were $197.6 million compared to $224.6 million for the nine months ended September 30, 2016, a decrease of $27.0 million, or 12.0%. The decrease is primarily attributable to project disruptions as a result of weather events during the third quarter and permitting delays which caused delays in the anticipated commencement of certain projects.

Operating loss for our marine construction segment for the nine months ended September 30, 2017 was $26.2 million, compared to a $1.1 million loss, a decrease of $25.1 million from the nine months ended September 30, 2016. The decrease is primarily due to project disruptions as a result of weather events and permitting delays in commencement of certain jobs. As a percentage of revenues, operating loss for our marine construction segment was 13.2% for the nine months ended September 30, 2017 compared to 0.5% for the nine months ended September 30, 2016.

Concrete Construction Segment

Revenues for our concrete construction segment for the nine months ended September 30, 2017 were $218.8 million compared to $209.4 million for the nine months ended September 30, 2016, an increase of $9.4 million, or 4.5%. This increase in revenue was primarily due to growth in the Dallas market, offset partially by disruptions due to weather events.

Operating income for our concrete construction segment for the nine months ended September 30, 2017 was $16.9 million, compared to $10.4 million, an increase of $6.4 million from the nine months ended September 30, 2016. The margin improvement was primarily due to solid execution of operations in the segment. As a percentage of revenues, operating income for our concrete construction segment was 7.7% for the nine months ended September 30, 2017 compared to 5.0% for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2017, our working capital was $60.0 million, as compared with $77.6 million at December 31, 2016. As of September 30, 2017, we had cash on hand of $2.7 million. Our borrowing capacity at September 30, 2017 was approximately $49.1 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
Cash flows provided by operating activities	$31,855	$13,431
Cash flows used in investing activities	$(7,860)	$(15,600)
Cash flows (used in) provided by financing activities	$(21,641)	$3,970

Capital expenditures (included in investing activities above)	$(7,234)	$(16,334)

Operating Activities. In the nine months of 2017, our operations provided approximately $31.9 million of cash, as compared with cash provided by operations in the comparable prior year period of $13.4 million. The change in cash between periods was $18.4 million and was primarily attributable to changes in working capital of $39.4 million, offset by an increased net loss of $11.9 million, changes in depreciation and amortization expense and deferred income taxes, gain on sale of property and equipment and stock compensation of approximately $9.1 million.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $7.2 million in the nine months ended September 30, 2017, as compared with $16.3 million in the comparable prior year period. The decrease is primarily a result of timing of purchase of capital assets. The Company is on track to meet its projected capital expenditures budget for the current fiscal year.

Financing Activities. Through the nine months ended September 30, 2017, we drew down $52.0 million from our revolving line of credit. Additionally, we repaid $60.0 million on the revolver, as well as made our regularly scheduled debt payments and an additional payment on the term loan of $14.4 million for a total of $74.4 million in debt payments. In the comparable prior year period, we drew down $47.0 million from our revolving line of credit. Additionally we repaid $35.0 million on the revolver, as well as made our regularly scheduled debt payments and an additional payment on the term loan of $7.6 million, for a total of $42.6 million in debt payments.

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
-Fiscal Quarter Ending September 30, 2016, to not exceed 3.25 to 1.00;
-Fiscal Quarter Ending December 31, 2016, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending June 30, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending September 30, 2017 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

During the third quarter of 2017, the Company initiated discussions with the lead bank due to concerns it would not be in compliance with financial covenants. A third amendment to the Credit Agreement was executed during November 2017, which was effective as of September 30, 2017. The Leverage Ratio was adjusted beginning with the quarter ended September 30, 2017 through each fiscal quarter thereafter, as reflected above. The Fixed Charge Coverage Ratio was unchanged. With the execution of the aforementioned amendment, the Company was in compliance with all financial covenants as of September 30, 2017.

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
Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of September 30, 2017 is $0.3 million which is reflected in the balance sheet as a liability. The fair market value of the swaps as of September 30, 2017 is $0.4 million

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At September 30, 2017, our capacity under our current bonding arrangement was in excess of $400 million, of which we had approximately $190 million in surety bonds outstanding. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Commodity price risk
We are subject to fluctuations in commodity prices for such items as concrete, steel products and fuel.  Although we routinely attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for commodity products.  Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts, although the short-term duration of our projects may allow us to include price increases in the costs of our bids.

Interest rate risk
At September 30, 2017, we had $82.1 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three month period of 3.80%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

There were no sales of equity securities in the period ended September 30, 2017.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Description

2.1
Stock Purchase Agreement dated April 9, 2017 by and among Anthony James Bagliore III and Lori Sue Bagliore and T.A.S. Commercial Concrete Construction, LLC (Schedules, exhibits and similar attachments to the Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2017 (File No. 1-33891)).

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

10.3
Second amendment, effective June 30, 2017, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 3, 2017 (File No. 1-33891)).

*10.4
Third amendment, effective September 30, 2017, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager

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

ORION GROUP HOLDINGS, INC.

By:	/s/ Mark R. Stauffer
November 9, 2017	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
November 9, 2017	Christopher J. DeAlmeida
Executive Vice President and Chief Financial Officer