Form 10-K
period 2017-12-31
Orion Group Holdings Inc
filed 2018-03-13
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_______
Commission file number: 1-33891
ORION GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware State of Incorporation	26-0097459 IRS Employer Identification Number

12000 Aerospace Avenue, Suite 300 Houston, Texas 77034 Address of Principal Executive Office	(713) 852-6500 Registrant's telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☐ Yes ☑ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: ☐ Yes ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files
Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of “large accelerated filer”, "accelerated filer", "small reporting" company and "emerging growth" company in Rule 12b-2 of the Exchange Act (Check One):
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, initiate by check mark if the registrant has elected not to use the extended transition period for complying with any, new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
There were 28,288,284 shares of common stock outstanding as of March 13, 2018.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $210.6 million as of June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter, based upon the last reported sales price on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued in connection with the 2018 Annual Meeting of Stockholders to be filed on or about April 3, 2018, are incorporated by reference in Part III of this Annual Report on Form 10-K.

ORION GROUP HOLDINGS, INC.

2017 Annual Report on Form 10-K

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

Item 1.               BUSINESS

General background
Orion Group Holdings, Inc., is a leading specialty construction company in the building, industrial, and infrastructure sectors in the continental United States, Alaska, Canada, and the Caribbean Basin. Our marine segment services include marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Our concrete segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial, structural and other associated business areas. We are headquartered in Houston, Texas with offices throughout our operating areas.
Orion Group Holdings, Inc. is a Delaware corporation. The common stock of Orion Group Holdings, Inc. is listed on the New York Stock Exchange under the symbol ORN.  Unless the context otherwise requires, all references herein to “Orion”, the “Company”, the “Registrant”, “we”, “us” or “our” refer to Orion Group Holdings, Inc. and its consolidated subsidiaries and affiliates.

History and growth
Orion Group Holdings, Inc. was founded in 1994 as a marine construction project management business. Since then, we have expanded our reach both through organic growth and acquisitions. We have successfully acquired and fully integrated several companies into our operations, including the acquisition of T.A.S. Commercial Concrete Construction, LLC ("TAS") during 2015 and Tony Bagliore Concrete, Inc. ("TBC") during 2017. The TAS acquisition added another segment to our business, provided diversification of end market drivers and a diversified customer base.  The TBC acquisition expanded the Company's current service offerings to an additional market within its concrete segment. These strategic acquisitions have also enhanced our operational capabilities, provided us with a larger geographic base, and added to our equipment fleet. Today we are focused on being the leading specialty construction company in the building, industrial, and infrastructure sectors and will continue to see growth opportunities through greenfield expansion, acquisitions, vertical integration, and diversification.

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

•
Continue to reinvest in our core operations - We pursue technically complex projects where our people, specialized services and equipment differentiate us from our competitors.  We intend to continue to enhance the types, numbers or capabilities of our equipment so we can provide turnkey construction services to our customers. This means when we are called on for business, we have the right people, skills, and equipment readily available for multiple projects.

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

Financial Information About Segments
The tools used by our chief operating decision maker to allocate resources and assess performance are based on two reportable and operating segments: marine and concrete.
Although we describe our business in this report in terms of the services we provide, our base of customers and the areas in which we operate, we have determined that our operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 - Segment Reporting.  In previous reporting periods, we reported our financial information based on one reportable segment, now known as the marine segment. With our 2015 acquisition, we have expanded to two operating and reportable segments, adding the concrete segment.
In making this determination, we considered the similar economic characteristics of our operations. For our marine segment, the methods used, and the internal processes employed, to deliver our marine services are similar throughout the segment, including standardized estimating, project controls and project management. This segment has the same types of customers with similar funding drivers, and it complies with regulatory environments driven through Federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency ("EPA") and the U.S. Occupational Safety and Health Administration ("OSHA"), among others. Additionally, the segment is driven by macro-economic considerations including the level of import/export seaborne transportation, development of energy related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
For our concrete segment, we also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed, to deliver our concrete services are similar throughout the segment, including standardized estimating, project controls and project management. This segment complies with regulatory environments such as OSHA. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational developments, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
Please refer to Item 7 of this Annual Report on Form 10-K for a more detailed discussion of our segments.

Services Provided

Marine Construction Services

Marine construction services include construction, restoration, dredging, maintenance and repair of marine transportation facilities, marine pipelines, bridges and causeways, and marine environmental structures.  We have the capability of providing design-build services and typically serve as the prime contractor for these types of projects.

Marine transportation facility projects include public port facilities for container ship loading and unloading; cruise ship port facilities; private terminals; special-use Navy terminals; recreational use marinas and docks; and other marine-based facilities.  These projects typically consist of steel or concrete fabrication dock or mooring structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile to provide a foundation for the port facility structure that we subsequently construct on the piles.  We also provide on-going maintenance and repair, inspection services, emergency repair, and demolition and salvage to such facilities.

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

Our bridge and causeway projects include the construction, repair and maintenance of all types of overwater bridges and causeways, as well as the development of fendering systems in marine environments. We serve as the prime contractor for many of these projects, and some of these are design-build contracts.  These projects involve fabricating steel or concrete structures designed for durability and longevity, and involve driving concrete, pipe or sheet pile to create support for the concrete deck roadways that we subsequently construct on the piles.  These piles can exceed four feet in diameter, can range up to 170 feet in overall length, and are often driven 90 feet into the sea floor.

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

Our specialty services include design, salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair.  Our diving services are largely performed in shallow water and include inspections, salvage and pile restoration and encapsulation.  Our survey services include surveying pipelines and performing hydrographic surveys which determine the configuration of the floors of bodies of water and detect and identify wrecks and other obstructions.  Most of these specialty services support our other services or provide an introductory opportunity to other customers.

Concrete Construction Services
The concrete segment provides its services in the following areas: light commercial, structural, and other services. Light commercial services include horizontally poured concrete for products such as sidewalks, ramps, tilt walls, and trenches. Structural services include elevated concrete pouring for products such as columns, elevated beams, and structural walls. Other services comprise labor related to concrete pouring, such as rebar installation and pumping services and typically support our other services. These services cover all phases of concrete construction including dirt work and layout, forming, rebar and mesh, and pour and finish.

Industry and Market Overview

Marine Segment
We provide our services to similar customers, or in some cases, the same customers, across the markets served by our business. Our marine segment customers may be in diverse end markets, including port expansion and maintenance, bridges, causeways and other marine infrastructure, the recreational waterside industry, the U.S. Department of Defense, the energy industry, coastal protection and reclamation, along with hurricane restoration and repair and environmental remediation. We believe that this broad customer base enables us to lessen the negative effects during a downturn in a specific end market and respond quickly to the needs of expanding end markets. The following includes an overview of our diverse markets in the marine construction industry:

Port Expansion and Maintenance
Expected increases in cargo volume and future demands from larger ships transiting the expanded Panama Canal will require ports, especially along the Gulf Coast and Atlantic Seaboard, to expand their dock capacity and port infrastructure to accommodate larger container ships and increased cargo volumes, as well as perform additional dredging services to deepen and maintain their channels. We provide customers in this sector turnkey services to meet all their port expansion and maintenance work.

Bridges and Causeways
According to the American Society of Civil Engineers, as of their most recent report, one in nine of the nation’s bridges are structurally deficient, and the average age of the nation's bridges is 43 years old. We are able to construct or restore overwater bridges, and design, repair, or replace, fendering systems for customers.

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

Recreational Waterside Industry
An increase in the number and size of cruise ships has generated a need for substantial port infrastructure development, including planning and construction of new terminals and facilities, as well as on-going maintenance and repair services.  These larger vessels require development of new mooring structures as well as additional dredging services to accommodate deeper drafts.  Our service area includes, among others, the ports of Miami, Galveston, Tampa, New Orleans, Canaveral, Juneau, Tacoma, Seattle and the Caribbean Basin, which includes numerous cruise facilities and is the most popular cruise destination in the North American market.

The Department of Defense and Homeland Security
The U.S. Navy has the responsibility for the maintenance of 40 facilities in the United States, which includes a significant amount of marine infrastructure.  We believe the U.S. Navy will continue to maintain strategic facilities, including required maintenance and upgrades to its marine facility infrastructure.

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

Energy Industry
We design, construct, repair and remove underwater pipelines, and provide marine construction, dredging and on-going maintenance services for private refineries, terminal facilities and docks, and other critical areas near shore oil and gas infrastructure.

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

Concrete Segment
We provide our services to different customers across the markets served by our business. Our customers in the concrete segment are in diverse end markets such as industrial, institutional, commercial real estate, and recreational developments.

Our concrete segment depends on continued growth in population to support residential and nonresidential construction specifically in the metropolitan areas of Texas. The latest estimates from the U.S. Census Bureau indicate that the metropolitan areas of Texas, specifically Dallas, Houston, San Antonio and Austin, are among the U.S. top 10 in population growth based on the most recent survey results. These markets show substantial growth in multi-family housing, medical facilities, and commercial, office, retail, and industrial buildings.

We believe that this broad customer base enables us to lessen the negative effects during a downturn in a specific end market and respond quickly to the needs of expanding end markets. The following includes an overview of our diverse markets in the concrete industry:

Industrial developments
Our industrial markets include manufacturing plants, industrial warehousing, distribution centers, waste water treatment facilities and facilities supporting the petrochemical industry. An expected increase in distribution has generated a need for substantial industrial park developments.

Institutional developments and expansions
Our institutional markets include educational facilities, medical facilities, museums, and religious developments. Due to significant population growth in the metropolitan areas of Texas, there has been great demand for institutional development and expansion. As the suburban areas of major cities continue to grow, bond programs are passing for new education construction. Additionally, as population and suburban areas grow, so does the continued need for medical and educational facilities.

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

Customers
Our customers in the marine segment include federal, state and local governmental agencies as well as private commercial and industrial enterprises in the United States and the Caribbean Basin. Customers in our concrete segment include owners and developers of medical facilities, religious developments, sports complexes and stadiums, school districts and developers, owners of industrial, commercial and residential buildings, and some governmental agencies across the metropolitan areas of Texas. Most projects are competitively bid, with the award typically going to the lowest qualified bidder.  Our customer base shifts from time to time depending on the types of projects we bid, and ultimately are successful on obtaining.

The following table represents concentrations of contract revenue by type of customer for the years ended December 31, 2017, 2016, and 2015.

	2017	%	2016	%	2015	%
Federal Government	$63,823	11%	$40,361	7%	$45,439	10%
State Governments	42,613	7%	37,700	7%	42,026	9%
Local Governments	91,592	16%	94,461	16%	130,187	28%
Private Companies	380,525	66%	405,714	70%	248,846	53%
Total contract revenues	$578,553	100%	$578,236	100%	$466,498	100%

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

Backlog for our marine segment at December 31, 2017, was $177.0 million, as compared with $280.7 million at December 31, 2016.

Backlog for our concrete segment at December 31, 2017 was $183.6 million, as compared with $153.3 million at December 31, 2016.

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

Fluctuations in Quarterly Results
Our quarterly revenues and results of operations may fluctuate significantly depending upon the mix, size, scope, and progress schedules of our projects under contract, permitting, weather or other delays, the productivity of our labor force and the utilization of our equipment. These factors, as well as others, affect the rate at which revenue is recognized as projects are completed.

Competition
In our marine segment, we compete with several regional marine construction services companies and a few national marine construction services companies. From time to time, we compete with certain national land-based heavy civil contractors. In our concrete segment, we compete mostly in the private sector and our competitors range from small, local construction companies to large regional and national construction companies.

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
In connection with both segments of the business, we generally are required to provide various types of surety bonds that provide security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future. The bonds we provide typically are for the contract amount of the project. At December 31, 2017, our capacity under our current bonding arrangement was $500 million, with approximately $181 million of remaining availability. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Trade Names
We operate under a number of trade names. We consolidate our operations under the brand name "Orion Group Holdings, Inc." We may be known as Orion Marine Group, Orion Marine Construction, Orion Marine Contractors, Orion Construction, East and West Jones Placement Area, Schneider E&C, Orion Industrial Construction, Orion Concrete Construction, T.A.S. Commercial Concrete Construction, LLC, T.A.S. Commercial Concrete Solutions, LLC, T.A.S. Proco, LLC, or Houston Industrial Tool Services, as well as our former names of King Fisher Marine Service, F. Miller Construction, T. W. LaQuay Dredging, Misener Marine Construction, Misener Diving & Salvage, Northwest Marine Construction and West Construction. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

Equipment
We operate and maintain a large and diverse equipment fleet in our marine and concrete segments, substantially all of which we own, that includes the following:

•
Barges - spud barges, material barges, deck barges, anchor barges, hopper barges, and fuel barges. These vessels are used to provide work platforms for cranes and other equipment, to transport materials to the project site and to provide support for the project at the project site.

•	Dayboats - small pushboats, dredge tenders and skiffs are used to shift barges at the project site, to move personnel and to provide general support to the project site.

•	Tugs - larger pushboats and tug boats are used to transport barges and other support equipment to and from the project site.

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

•	Tower Cranes - Capable of being assembled to reach heights of 281 feet and have a capacity of 44,000 pounds with a maximum of 242 foot working radius.

•
Pump Trucks - concrete pump trucks are large, diesel-powered trucks mounted with a powerful pump, and an extendable, sectioned hose or cylinder to help facilitate the placement of concrete for construction projects.

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

We believe that ownership of certain equipment is generally preferable to leasing or rental in some cases because it ensures the equipment is available as needed and normally results in lower costs. We continually monitor and adjust our fleet size so that it is consistent with the size of the business, considering both existing backlog and expected future work. We believe that our equipment is well maintained and suitable for our current operations. We have the ability to extend the useful life of our equipment through capital refurbishment at periodic intervals. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We are also capable of building, and have built, much of our highly specialized equipment.  Our strategy is to move our fleet from project to project as required. The assets (including equipment) are pledged as collateral under the Credit Facility.
Equipment Certification
In our marine segment, some of our equipment requires certification by the U.S. Coast Guard. All equipment which requires certification has obtained such certification and is maintained in good standing thereunder. In addition, where required, our vessels’ permissible loading capacities require certification by the American Bureau of Shipping (“ABS”). The ABS is an independent classification society which certifies that certain of our larger, seagoing vessels are “in-class,” signifying that the vessels have been built and maintained in accordance with ABS standards and  applicable U.S. Coast Guard rules and regulations. All of our vessels that are required to be certified by the ABS have been certified as “in-class.” These certifications indicate that the vessels are structurally capable of operating in open waters, which enhances the mobility of our fleet.

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

In our marine segment, we are also subject to government regulations pursuant to the Dredging Act, the Merchant Marine Act of 1920, commonly referred to as the "Jones Act", the Shipping Act and the Vessel Documentation Act. These statutes require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the U.S. to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the U.S. The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen owned, and prohibit the demise or bareboat chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test. These statutes, together with similar requirements for other sectors of the maritime industry, are collectively referred to as “cabotage” laws.

In both our marine and concrete segments, we are subject to the requirements of OSHA and certain regulations for the EPA.
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

We believe that compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our business, results of operations, or financial condition. In addition, we could be affected by future laws or regulations.  As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. The following is a discussion of the environmental laws and regulations that could have a material effect on our marine and concrete construction services.

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

Employees
At December 31, 2017, our marine segment had 909 employees, 262 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  Our concrete segment had 1,716 employees, 322 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.

From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice.  We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our employees are not currently represented by labor unions, except certain employees in our marine segment located in the Pacific Northwest and Alaska, in respect of which collective bargaining agreements are in place.  Employees represented by collective bargaining agreements in our marine segment represent approximately 3% of our total workforce. Currently, there are no employees represented by collective bargaining agreements in our concrete segment.

Financial Information About Geographic Areas
We are a project-driven marine and concrete contractor, and our operations represent two reportable segments for financial reporting. Our business is primarily conducted along the coastal regions of the United States for our marine segment and in the metropolitan areas of Texas for our concrete segment. Revenues generated from our marine segment outside the United States, primarily in the Caribbean Basin and Mexico, totaled 1.6%, 1.3%, and 4.1% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Our long-lived assets are substantially located in the United States.

Access to the Company’s Filings
We maintain a website at www.oriongroupholdingsinc.com on which we make available, free of charge, access to the various reports we file with, or furnish to, the SEC.  The website is made available for information purposes only.  It should not be relied upon for investment purposes, and none of the information on our website is incorporated into this Annual Report on Form 10-K by reference.  In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We depend on continued growth in population to support residential and nonresidential construction for our concrete construction segment.
Our concrete segment depends on continued growth in population to support residential and nonresidential construction. A growing population generates economic growth and expansion in construction for retail, office buildings, etc. If the population decreases or slows in growth, it often times adversely affects economic growth, which ultimately limits the need for residential and nonresidential construction services in the areas we currently perform services.
The timing of new contracts may result in volatility in our cash flow and profitability. These factors as well as others that may cause our actual financial results to vary from any publicly disclosed earnings guidance and forecasts are outside of our control.

Our revenues are generated from project-based work. It is generally very difficult to predict the timing and source of awarded contracts. The selection of, timing of, or failure to obtain projects, delays in awards of projects, the rebidding or termination of projects due to budget overruns, or the cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows and profitability. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. This may make it difficult to match workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a readily available workforce and fleet of equipment that is larger than needed at the time, resulting in unpredictability in our cash flow, expenses and profitability. If an expected contract award or the related notice to proceed is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Delays by our customers in obtaining required approvals and permits for their infrastructure projects may delay their awarding contracts for those projects and, once awarded, the ability to commence construction under those contracts. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facility. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period. From time to time we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. Any such predictions may be impacted by these factors as well as others that are beyond our control and might not turn out to be accurate.

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
Commodity prices can also strongly affect the costs of projects. We use concrete and steel as well as diesel fuel and other petroleum-based products to operate our equipment used in our construction contracts. Fluctuations in supplies relative to demand and other factors can cause unanticipated increases in their cost. Rising commodity prices can negatively impact the potential returns on projects that are planned, as well as those in progress, and result in customers deferring new investments or canceling or delaying existing projects. The short-term nature of the majority of our projects typically protects us from these potential price increases, however, if we are unable to procure commodities for completion of our projects at estimated prices due to rising commodity prices, our margins may erode on certain in progress or future projects.
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

Our business depends on good customer relationships and our reputation in both the marine and concrete infrastructure markets, which is developed and maintained by our executives and key project managers. Loss of any of our relationships, reputation or executives or key project managers could materially reduce our revenues and profits.

Our contracts are typically entered into on a project-by-project basis, so we generally do not have continuing contractual commitments with our customers beyond the terms of the current contract. We benefit from key customer relationships built over time and with both public and private entities. We also benefit from our reputation in the marine and concrete infrastructure markets developed over years of successfully performing on projects. Both of these aspects of our business were developed and are maintained through our executives and key project managers. Our inability to retain our executives and key project managers or inability to complete projects timely and successfully resulting in customer satisfaction could have a material adverse effect on our current customer relationships and reputation. The inability to maintain relationships with our customers in general or obtain new customers based on our reputation could have a material adverse effect on our business, operating results and financial condition.

We may not be able to fully realize the revenue value reported in our backlog.

As of December 31, 2017, we had a backlog of work to be completed on contracts totaling approximately $177.0 million in our marine segment and approximately $183.6 million in our concrete segment. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.

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

In many instances, including in our fixed-price contracts, we guarantee that we will complete a project by a scheduled date. If we subsequently fail to complete the project as scheduled, without sufficient justification, we may be liable for any customer losses resulting from such delay, generally in the form of contractually agreed-upon liquidated damages. In addition, failure to maintain a required schedule could cause us to default on our government contracts, giving rise to a variety of potential damages. To the extent that these events occur, the total costs of the project could exceed our original estimates, and we could experience reduced profits or, in some cases, a loss for that project.

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

We have traditionally owned the majority of the equipment used in our projects, and we do not bid on contracts for which we do not have, or cannot quickly procure, whether through construction, acquisition or lease, the necessary equipment to complete projects. We are capable of building much of the specialized equipment used in our projects, including dayboats, tenders and dredges. To the extent that we are unable to buy or build equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of completing contracts, thereby reducing contract profitability. In addition, our equipment requires continuous maintenance, which we primarily provide through our own repair facilities, as well as certification by the U.S. Coast Guard for certain marine segment assets. If we are unable to continue to maintain the equipment in our fleet or are unable to obtain the requisite certifications, we may be forced to obtain third-party repair services, be unable to use our uncertified equipment or be unable to bid on contracts, which could have a material adverse effect on our business, operating results and financial condition.

In addition, our vessels in the marine segment may be subject to arrest or seizure by claimants as security for maritime torts committed by the vessel or us or the failure by us to pay for necessities, including fuel and repair services, which were furnished to the vessel. Such arrest or seizure could preclude the vessel from working, thereby causing delays in marine segment projects.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Only a small percentage of our marine segment workforce, located in the Pacific Northwest and Alaska, is currently unionized. If at any time, a majority of our employees unionized, it could limit the flexibility of the workforce and could result in demands that might increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could have a material adverse effect on the business, operating results and financial condition.

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

In the concrete segment, our workers are subject to the usual hazards associated with providing construction and related services on construction sites including environmental hazards, industrial accidents, hurricanes, adverse weather conditions, and flooding. Operating hazards can cause personal injury or death, damage to or destruction of property, plant and equipment, environmental damage, performance delays, monetary losses or legal liability.
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
Our employees in the marine segment are covered by federal laws that provide seagoing employees remedies for job-related claims in addition to those provided by state laws.

Many of our marine segment employees are covered by federal maritime law, including provisions of the Jones Act, the Longshore and Harbor Workers Act, (“USL&H”) and the Seaman’s Wage Act. Jones Act laws typically operate to make liability limits established by USL&H and state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue litigation against employers for job-related injuries. Because in some cases we are not protected by the limits imposed by state workers’ compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2017, we recorded approximately $1.4 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims.  Should negative trends persist; we could continue to be negatively impacted in the future.

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

Our concrete segment is subject to extensive and complex regulations that affect land development and building construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to development or construction being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities. New building developments may also be subject to various assessments for schools and other public improvements. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay or increase the costs of development and construction.
The anticipated investment in port and marine infrastructure may not be as large as expected, which may result in periods of low demand for our marine construction services.

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

Restrictions on foreign ownership of our vessels could limit our ability to sell off any portion of our marine construction segment or result in the forfeiture of our vessels or in our inability to continue our operations in United States navigable waters.

The Dredging Act, the Jones Act, the Shipping Act and the Vessel Documentation Act require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the United States to be owned and controlled by United States citizens. The United States citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen-owned, thus restricting foreign ownership interests in the entities that directly or indirectly own the vessels which we operate. If we were to seek to sell any portion of our marine segment that owns any of these vessels, we may have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above; additionally, any sales of certain of our larger vessels to foreign buyers would be subject to approval by the U.S. Maritime Administration. As a result, the sales price for that portion of our marine segment may not attain the amount that could be obtained in an unregulated market.

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
At December 31, 2017, our total consolidated indebtedness was approximately $88.8 million. Per the Credit Agreement, the Term Loan Facility requires quarterly installment payments which increase throughout the life of the loan and have a date of maturity of August 5, 2020. We must also comply with various affirmative and negative covenants contained in our Credit Agreement, some of which may restrict the way in which we would like to conduct our business. Among other things, our requirements under out debt instruments could potentially limit our ability to:

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

We may incur additional indebtedness in the future under our existing Credit Agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of these. If we incur additional indebtedness in the future, it likely would be under our existing Credit Agreement or under arrangements that may have terms and conditions at least as restrictive as those contained in our existing Credit Agreement. At December 31, 2017, available capacity to borrow on the Revolving Line of Credit was $39.3 million. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness.
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

Item 1B.            UNRESOLVED STAFF COMMENTS

None

Item 2.               PROPERTIES

Our corporate headquarters is located at 12000 Aerospace Avenue, Suite 300, Houston, Texas 77034, with 21,415 square feet of office space that we lease, with a current term expiring April 30, 2020 and with two five year extensions at our option.  Our executive, legal, finance, and some accounting offices are located at this facility.  We lease office space in Alaska, Louisiana, Texas and Washington for our operations, including office and yard space for our concrete segment. We own property for our waterfront maintenance and dock facilities, including equipment yards in Texas and Florida, which total approximately 76.6 acres. We also own approximately 340 acres of land in the upper Houston Ship Channel used as a Dredge Material Placement Area ("DMPA"). We may lease smaller project related offices throughout our operating areas when the need arises.

We believe that our existing facilities are adequate for our operations.  We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.  Some of our real estate assets are pledged to secure our credit facility.

Item 3.               LEGAL PROCEEDINGS

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any other proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows, or financial condition.

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

The following table sets forth the low and high prices of a share of our common stock during each of the fiscal quarters presented, based on NYSE reports:

	Low	High
2017
Fourth quarter – December 31	$6.10	$8.37
Third quarter – September 30	$5.17	$7.69
Second quarter – June 30	$6.82	$8.61
First quarter – March 31	$7.01	$11.11
2016
Fourth quarter – December 31	$6.66	$10.80
Third quarter – September 30	$5.15	$6.90
Second quarter – June 30	$4.57	$5.99
First quarter – March 31	$3.25	$5.39

Holders
As of March 2, 2018, we had approximately 3,100 stockholders of record including beneficial holders.

Dividends
For the foreseeable future, we intend to retain earnings to grow our business and do not intend to pay dividends on our common stock. We have not historically paid dividends and payments of future dividends, if any, will be at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements, and other factors that our board of directors deems relevant. Our existing credit facility restricts our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Please refer to Item 7 of this Annual Report on Form 10-K for a more detailed discussion of our existing credit facility under " Sources of Capital".

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

	2012	2013	2014	2015	2016	2017
Orion Group Holdings, Inc.	100.00	164.57	151.16	57.05	136.11	107.11
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones US Heavy Civil Construction	100.00	131.28	97.77	86.51	106.71	112.44

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

The table below includes the non-U.S. GAAP operating performance measure of EBITDA.  For a definition of EBITDA and a reconciliation to net income calculated and presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), please see “Non-U.S. GAAP Financial Measures” immediately below.

	Amounts in thousands, except share and per share information
	2017	2016	2015	2014	2013
Contract revenues	$578,553	$578,236	$466,498	$385,818	$354,544
Gross profit	66,890	67,482	40,182	44,594	32,004
Selling, general and administrative expenses	66,026	64,987	47,715	34,691	32,110
Other expense, net	(5,679)	(6,113)	(2,580)	(210)	(347)
Net income (loss)	400	(3,620)	(8,060)	6,877	331
Net income (loss) per share:
Basic	$0.01	$(0.13)	$(0.29)	$0.25	$0.01
Diluted	$0.01	$(0.13)	$(0.29)	$0.25	$0.01
Weighted average shares outstanding:
Basic	28,029,936	27,536,967	27,366,528	27,421,441	27,296,732
Diluted	28,354,280	27,536,967	27,366,528	27,787,613	27,613,054
Other Financial Data
EBITDA	$31,070	$38,295	$20,620	$34,180	$21,444
Capital expenditures	10,729	18,715	20,802	18,711	12,760
Cash interest expense	4,413	5,031	3,063	742	483
Depreciation and amortization*	29,491	34,162	28,083	23,451	21,538
Net cash provided by (used in):
Operating activities	34,133	23,149	25,179	11,945	13,033
Investing activities	(10,080)	(17,686)	(128,795)	(42,787)	(12,010)
Financing activities	(15,272)	(6,503)	66,068	28,876	(3,248)

*includes depreciation and amortization of finite-lived intangible assets

	2017	2016	2015	2014	2013
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,086	$305	$1,345	$38,893	$40,859
Working capital	69,797	77,588	75,277	60,508	65,473
Total assets	433,285	447,676	461,462	352,300	306,208
Total debt, net of debt issuance costs	85,941	101,265	106,609	37,007	8,564
Total stockholders’ equity	231,266	226,204	227,714	236,717	227,812

Non-U.S. GAAP Financial Measures

We include in this Annual Report on Form 10-K the non-U.S. GAAP financial measure of EBITDA. We define EBITDA as earnings before interest, income taxes, depreciation and amortization. EBITDA is used as a supplemental operating performance measure by our management and by external users of our financial statements such as investors, commercial banks and others, to assess:

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

The following table provides a reconciliation of EBITDA to our net income for the periods indicated as calculated and presented in accordance with U.S. GAAP:

	2017	2016	2015	2014	2013
Net income (loss)	$400	$(3,620)	$(8,060)	$6,877	$331
Income tax (benefit) expense	(4,541)	1,581	(2,519)	3,175	(937)
Interest expense, net	5,720	6,172	3,116	677	512
Depreciation and amortization*	29,491	34,162	28,083	23,451	21,538
EBITDA	$31,070	$38,295	$20,620	$34,180	$21,444

*includes depreciation and amortization of finite-lived intangible assets

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provides a broad range of specialty construction services in the infrastructure, industrial and building sectors of the continental United States, Alaska, Canada and the Caribbean Basin. The Company’s marine segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its concrete segment services the building sector by providing turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

All of these factors can have a negative impact on our contract performance, which can adversely affect the timing of revenue recognition and ultimate contract profitability. We plan our operations and bidding activity with these factors in mind and they generally have not had a material adverse impact on the results of our operations in the past.

2017 Recap and 2018 Outlook

In 2017, we recorded revenues of $578.6 million, of which $292.8 million was attributable to our concrete segment and the remaining $285.8 million to our marine segment. In addition, we ended 2017 with a consolidated backlog of $360.6 million. Our revenues in 2017 increased by 0.1% as compared with 2016 and we recorded a net income of $0.4 million, as compared with net loss of $3.6 million in the prior year. Net income in 2017 was driven by a net tax benefit of $4.5 million, resulting from the favorable impact of the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017.

Looking toward 2018, the Company expects a solid volume of high quality bid opportunities to continue as each of the operating markets maintain market share expansion efforts while also pursuing new business avenues in certain sectors. The backlog level at year end, in addition to solid operational performance, continuous improvement and training across the business, and recent change in management structure provides long-term visibility to support future success.

Marine Segment

Demand for our marine construction services remains strong. We continue to see solid demand to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. Specifically, we continue to see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy. Over the long term, we expect to see some bid opportunities in this sector from petrochemical-related customers, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities also remain solid, many of which are related to the completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the RESTORE Act throughout 2018. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers in the future.

In the long-term, we see positive trends in demands for our services in our end markets, including:

•	General demand to repair and improve degrading U. S. marine infrastructure;

•
Improving economic conditions and increased activity in the petrochemical industry and energy-related companies will necessitate capital expenditures, including larger projects, as well as maintenance call-out work;

•
Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;

•	The WRRDA Act authorizing expenditures for the conservation and development of the nation's waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill; and

•	Funding for highways and transportation under the FAST Act, which provides authority through 2020.

Concrete Segment

Our concrete segment's demand remains strong. The Texas building sector is in solid shape as its three major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for families and businesses to reside. Population growth throughout our markets continues to drive new distribution centers, office expansion, retail and grocery establishments and new multi-family housing units. In Houston, warehouse construction and new education facilities continue to comprise a large portion of project mix. The Dallas-Fort Worth office continues its efforts to expand the services it offers beyond light commercial and will be targeting structural construction opportunities going forward. As anticipated, our Central Texas operations are performing well, as we are seeing solid project execution and expanding market share along the I-35 corridor. Sustained demand for concrete services in Houston and Dallas/Fort Worth markets, coupled with the early progress being made in Central Texas, indicate the concrete segment should continue providing meaningful contribution to EBITDA throughout 2018.

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

Backlog for our marine segment at December 31, 2017 was $177.0 million, as compared with $280.7 million at December 31, 2016, a decrease of 36.9% from the prior year period.

Backlog for our concrete segment at December 31, 2017 was $183.6 million, as compared with $153.3 million at December 31, 2016, an increase of 19.8% from the prior year period.

Income Statement Comparisons

	Year ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$578,553	100.0%	$578,236	100.0%	$466,498	100.0%
Cost of contract revenues	511,663	88.4%	510,754	88.3%	426,316	91.4%
Gross profit	66,890	11.6%	67,482	11.7%	40,182	8.6%
Selling, general and administrative expenses	66,026	11.4%	64,987	11.2%	47,715	10.2%
(Gain) loss from sale of assets, net	(674)	(0.1)%	(1,579)	(0.3)%	466	—%
Operating income (loss)	1,538	0.3%	4,074	0.8%	(7,999)	(1.6)%
Other (expense) income
Other income	41	—%	59	—%	536	—%
Interest income	11	—%	3	—%	32	—%
Interest expense	(5,731)	(1.0)%	(6,175)	(1.1)%	(3,148)	(0.7)%
Other expense, net	(5,679)	(1.0)%	(6,113)	(1.1)%	(2,580)	(0.7)%
Loss before income taxes	(4,141)	(0.7)%	(2,039)	(0.3)%	(10,579)	(2.3)%
Income tax (benefit) expense	(4,541)	(0.8)%	1,581	0.3%	(2,519)	(0.5)%
Net income (loss)	$400	0.1%	$(3,620)	(0.6)%	(8,060)	(1.8)%

Year ended December 31, 2017 compared with year ended December 31, 2016

Contract Revenues. Contract revenues in 2017 of $578.6 million increased approximately 0.1% as compared to $578.2 million in 2016. The increase was attributable to the expansion of the concrete construction business in Central Texas through the acquisition of TBC in April 2017 and increased demand for marine construction services in the fourth quarter of 2017 following the impact of hurricanes on the Gulf Coast, Florida and Caribbean Basin. This increase was offset by project disruptions caused by weather events during the third quarter of 2017, which affected both the marine and concrete construction operations, as well as delays in customers obtaining necessary permits, which caused interruptions in the anticipated commencement of certain projects in the marine segment during the first half of 2017.

Contract revenues generated from private sector customers for the marine segment represented 47.7%, or $136.4 million, of total contract revenues in 2017 compared to 53.3%, or $151.8 million, in 2016. Contract revenues generated from private sector customers for the concrete segment represented 83.4%, or $244.1 million, in 2017 compared to 86.5%, or $254.0 million, in 2016. These decreases were primarily due to a shift of project mix with an increase in public sector projects for the marine and concrete segments of approximately 5.6% and 3.1%, respectively.

Contract revenues generated from public sector customers for the marine segment represented 52.3%, or $149.3 million, of total contract revenues in 2017 compared to 46.7%, or $132.9 million, in 2016. Contract revenues generated from public sector customers for the concrete segment represented 16.6%, or $48.7 million, in 2017 compared to 13.5%, or $39.7 million, in 2016. These increases were driven by a shift in timing and mix of projects as well as the addition of projects in the marine segment.

Gross Profit.   Gross profit was $66.9 million for the year ended December 31, 2017, compared to $67.5 million in the prior year period, a decrease of $0.6 million, or 0.9%. Gross margin in 2017 was 11.6% of total contract revenues as compared to 11.7% in the prior year period. This decrease was driven by project disruptions caused by weather events during the third quarter of 2017, which affected both the marine and concrete construction operations, as well as delays in customers obtaining necessary permits, which caused interruptions in the anticipated commencement of certain projects in the marine segment during the first half of 2017. This was offset by increased demand for marine construction services in the fourth quarter of 2017 following the impact of hurricanes on the Gulf Coast, Florida and Caribbean Basin.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $66.0 million for the year ended December 31, 2017 compared to $65.0 million in the prior year period, an increase of $1.0 million, or 1.6%. As a percentage of total contract revenues, SG&A expenses increased slightly as compared with the prior year, from 11.2% to 11.4%. This increase was driven by the acquisition of TBC in the concrete segment as well as higher legal costs, partially offset by reductions in corporate overhead and consulting fees.

Other Expense, net. Other expense primarily reflects interest on our borrowings.

Income Tax (Benefit) Expense.  We recorded tax benefit of $4.5 million in 2017, compared to tax expense of $1.6 million in 2016. Our effective tax rate in 2017 was 109.7%, which differs from the statutory rate of 35% and was driven by the impact of the Act enacted on December 22, 2017. We recorded a net tax benefit of $5.9 million, or $0.21 per share, primarily resulting from the re-measurement of the Company’s net deferred tax liabilities to reflect the new, lower U.S. corporate income tax rate of 21%, partially offset by the addition of a valuation allowance recorded against prior years’ foreign tax credit carryovers not expected to be utilized in future tax years. This net tax benefit was partially offset by the establishment of an uncertain tax position reserve as well as tax expenses for permanent differences associated with incentive stock options and meals and entertainment.

While we have substantially completed our provisional analysis of the income tax effects of the Act and recorded a reasonable estimate of such effects, the net tax benefit related to the Act may differ, possibly materially, due to among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. government, and actions and related accounting policy decisions we may take as a result of the Act. We will complete our analysis over the one-year measurement period, ending December 22, 2018, and any adjustments during this measurement period will be recorded in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

Year ended December 31, 2016 compared with year ended December 31, 2015

Contract Revenues. Contract revenues in 2016 increased approximately 24.0% as compared with 2015. The increase is attributable to a full year of operations for the concrete segment, which accounted for $293.6 million in contract revenues.

Contract revenues generated from private sector customers for the marine segment increased to 53.3% of total contract revenues in 2016 from 40.1% in 2015. This totaled approximately $151.8 million generated from private customers, or an increase of $12.6 million from the comparable prior period. This is primarily due to a shift of project mix, with a decrease in public sector projects of approximately 13.2%. Contract revenues generated from private sector customers for the concrete segment represented 86.5%, or $254.0 million in 2016.

Contract revenues generated from public sector customers for the marine segment represented 46.7% of total revenue in the year, or approximately $132.9 million, as compared with 59.9% during 2015. This is primarily due to a shift in timing of projects as well as completion of certain projects during 2015. Contract revenues generated from public sector customers for the concrete segment represented 13.5%, or $39.7 million in 2016.

Gross Profit.   Gross profit was $67.5 million for the year ended December 31, 2016, an increase of $27.3 million compared with the prior period. Gross margin in 2016 was 11.7% of total revenue as compared to 8.6% in the prior year period. The concrete segment contributed $38.6 million to gross profit in the current year compared to $17.1 million in the prior period, due to a full year of operations for this segment. The marine segment had an increase in gross profit for the period of approximately $5.8 million from the comparable prior period, despite a decrease in revenues over this period, due to the completion of the troubled Tampa jobs.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $65.0 million, an increase of $17.3 million, or 36.2%, as compared with the prior year period, and as a percentage of revenues, SG&A expenses increased as compared with the prior year, to 11.2% from 10.2%. The concrete segment added $22.4 million in SG&A expense in the current year compared to $10.9 million for the year ended December 31, 2015, due to a full year of operations. The increase in SG&A expense for the marine segment was $5.8 million compared with the prior period. This increase is primarily a result of an increase in payroll and related costs of approximately $4.5 million, due to an increase in head count during the year, accounting fees of approximately $0.6 million, and certain consulting fees of $0.5 million.

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

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues:

Segment Comparison

	Year ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Segment	$285,736	49.4%	$284,632	49.2%	$347,117	74.4%
Concrete Segment	292,817	50.6%	293,604	50.8%	119,381	25.6%
Total	$578,553	100.0%	$578,236	100.0%	$466,498	100.0%

Operating (loss) income
Marine Segment	$(18,406)	(6.4)%	$(12,403)	(4.4)%	$(14,243)	(4.1)%
Concrete Segment	19,944	6.8%	16,477	5.6%	6,244	5.2%
Total	$1,538		$4,074		$(7,999)

Year ended December 31, 2017 compared with year ended December 31, 2016

Marine Segment

Revenues for our marine segment for the year ended December 31, 2017 were $285.7 million compared to $284.6 million for the year ended December 31, 2016, an increase of $1.1 million, or 0.4%. This increase was attributable to increased demand for marine construction services in the fourth quarter of 2017 following the impact of hurricanes on the Gulf Coast, Florida and Caribbean Basin. This was partially offset by project disruptions caused by weather events during the third quarter of 2017 as well as delays in customers obtaining necessary permits, which caused interruptions in the anticipated commencement of certain projects during the first half of 2017.

Operating loss for our marine segment for the year ended December 31, 2017 was $18.4 million, compared to $12.4 million for the year ended December 31, 2016, an increase of $6.0 million, or 48.4%. This increase in operating loss was primarily due to project disruptions as a result of significant weather events during the third quarter of 2017 as well as delays in customers obtaining necessary permits which caused delays in the anticipated commencement of certain projects. As a percentage of total contract revenues, operating loss for our marine segment was 6.4% for the year ended December 31, 2017, compared to 4.4% for the year ended December 31, 2016.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2017 were $292.8 million compared to $293.6 million for the year ended December 31, 2016, a decrease of $0.8 million, or 0.3%. This decrease was attributable to project disruptions caused by weather events, including Hurricane Harvey in the third quarter of 2017 and abnormal winter delays in the fourth quarter of 2017, offset by the impact of acquiring TBC in April 2017.

Operating income for our concrete segment for the year ended December 31, 2017 was $19.9 million, compared to $16.5 million from the year ended December 31, 2016, an increase of $3.5 million, or 21.0%. This increase was primarily due to solid execution of operations in the segment during 2017. As a percentage of revenues, operating income for our concrete segment was 6.8% for the year ended December 31, 2017, compared to 5.6% for the year ended December 31, 2016.

Year ended December 31, 2016 compared with year ended December 31, 2015

Marine Segment

Revenues for our marine segment for the year ended December 31, 2016 were $284.6 million compared to $347.1 million for the year ended December 31, 2015, a decrease of $62.5 million, or 18.0%. This decrease is primarily attributable to project delays caused by severe weather impacting in the Florida market as well as to delays in customers obtaining necessary permits in both our Tacoma and Gulf Coast offices in addition to one-time charges related to the accounting treatment of a specific contract with significant differing site conditions.

Operating loss for our marine segment for the year ended December 31, 2016 was $12.4 million, compared to a $14.2 million loss, an improvement of $1.8 million from the year ended December 31, 2015. The margin improvement was primarily due to the completion of troubled Tampa projects during the year. As a percentage of revenues, operating loss for our marine segment was 4.4% for the year ended December 31, 2016 and 4.1% for the year ended 2015.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2016 were $293.6 million compared to $119.4 million for the year ended December 31, 2015, an increase of $174.2 million, or 145.9%. This increase in revenue was primarily due to a full year of operations compared to the prior year due to the timing of the acquisition. In addition, the segment experienced significant growth in the Dallas market during 2016.

Operating income for our concrete segment for the year ended December 31, 2016 was $16.5 million, compared to $6.2 million, an increase of $10.3 million from the year ended December 31, 2015. The margin improvement was primarily due to the improvements in the Dallas market. As a percentage of revenues, operating income for our concrete segment was 5.6% for the year ended December 31, 2016 compared to 5.2% for the year ended December 31, 2015.

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

Revenue Recognition
We determine our revenue recognition guidelines for our operations based on guidance provided in applicable accounting standards and positions adopted by the FASB and the SEC. We enter into construction contracts principally on the basis of competitive bids. Although the terms of our contracts vary considerably, most are made on a fixed-price basis. Revenues from construction contracts are recognized on the percentage-of-completion method. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion.  This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses.  In preparing these estimates, we make significant judgments and assumptions concerning our significant cost drivers of materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors.

Actual costs incurred on projects may vary from the costs we estimated. Variations from estimated contract costs along with other risks inherent in fixed-price contracts (including but not limited to our contract performance) may result in actual revenue and gross profits that differ in some cases from those we estimated and could result in losses on projects. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but no agreement on price associated with that scope change.  These costs are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and the estimated amount is equal to or greater than our cost related to the unapproved change order and the related margin when the change order is formally approved by the customer.  Revenue recognized on unapproved change orders is included in contract costs and estimated earnings in excess of billings on uncompleted contracts on the balance sheet. We consider claims to be amounts that we seek or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. The Company records revenue and the unbilled receivable for project claims to the extent of costs incurred and to the extent management believes related collection is probable and includes no profit on claims recorded. Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.  Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. We believe our exposure to losses on fixed price contracts is limited by the relatively short duration of the contracts we undertake and our management’s experience in estimating contract costs.

We are currently evaluating the impact of the new standard related to revenue recognition. See Note 2 - Summary of Significant Accounting Principles in the Notes to the Financial Statements (Part IV, Item 15 of this Form 10-K) for further discussion.

Long-Lived Assets
Our long-lived assets consist primarily of equipment used in our operations.  Fixed assets are carried at cost and are depreciated over their estimated useful lives, ranging from one to 30 years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of our long-lived assets is evaluated periodically based on utilization of the asset and physical condition of the asset, as well as the useful life of the asset to determine if adjustment to the depreciation period or the carrying value is warranted. If events and circumstances such as poor utilization or deteriorated physical condition indicate that the asset(s) should be reviewed for possible impairment, we use projections to assess whether future cash flows, including disposition, on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets to determine if an impairment exists.  If we identify a potential impairment, we will estimate the fair value of the asset through known market transactions of similar equipment and other valuation techniques, which could include the use of similar projections on a discounted cash flow basis. We will report a loss to the extent that the carrying value of the impaired assets exceeds their fair values.

Goodwill
We have acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill that we carry on our balance sheet.  In accordance with U.S. GAAP, goodwill recorded on our Consolidated Balance Sheets is not amortized, but is subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset may be impaired.  We determined that our operations comprise two reporting units for goodwill impairment testing, which matches our two operating segments for financial reporting.

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

As required, annual impairment testing of goodwill is performed as of October 31 of each year or whenever circumstances arise that indicate a possible impairment might exist.  Based on this testing, we determined that the estimated fair value of each reporting unit exceeded its respective carrying values as of October 31, 2017, goodwill was not impaired, and no events have occurred since that date that would require an interim impairment test.   In the future, our estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses, and other factors which may affect our assessment of fair value.

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

See Note 13 to our Consolidated Financial Statements for additional information regarding potential future effects on our income tax provision and effective tax rate as a result of the recent passage of the Act and our uncertain tax positions.

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

The marine segment maintains five levels of excess loss insurance coverage, totaling $200 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million. The concrete segment maintains five levels of excess loss insurance coverage, totaling $200 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted.

Separately, our marine segment employee health care is provided through a trust administered by a third party.  Funding of the trust is based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported.  The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss.   Actual claims may vary from estimates.  Any adjustments to such reserves are included in the consolidated results of operations in the period in which they become known. Our concrete segment employee health care is provided through two policies.  A fully funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, expects to receive a partial refund after the policy expiration.

Accounting for Stock Issued to Employees and Others
We measure the cost of equity compensation to our employees based on the estimated grant-date fair value of the award and recognize the expense over the vesting period.  We use the Black-Scholes option pricing model to compute the fair value of the awards of options.  The Black-Scholes model requires the use of subjective assumptions in the computation.  Changes in these assumptions can cause significant fluctuations in the fair value of the option award. Our independent directors receive grants of stock, typically on an annual basis, of which the values are measured by the mean price of our stock on the day of grant.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At December 31, 2017, our working capital was $69.8 million as compared with $77.6 million at December 31, 2016. As of December 31, 2017, we had cash on hand of $9.1 million. Due to the outstanding borrowings on our revolver and outstanding letters of credit, our borrowing capacity at December 31, 2017 was approximately $39.3 million.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31, 2017, 2016 and 2015:

	2017	2016	2015
Cash flows provided by operating activities	$34,133	$23,149	$25,179
Cash flows used in investing activities	$(10,080)	$(17,686)	$(128,795)
Cash flows (used in) provided by financing activities	$(15,272)	$(6,503)	$66,068

Capital expenditures (included in investing activities above)	$(10,729)	$(18,715)	$(20,802)

Operating Activities. During 2017, our operations provided approximately $34.1 million in net cash inflows, as compared with cash provided by operations in the prior year period of $23.1 million. The increase in cash between periods of $11.0 million was primarily attributable to a change in working capital driven by a reduction accounts receivable as well as the Company generating net income in 2017 versus a net loss in 2016. This increase was partially offset by a decrease in deferred income taxes and depreciation expense.

The decrease in cash provided from operations of $2.0 million between 2016 and 2015 was primarily due to a decrease in working capital and partially offset by increases in depreciation expense and deferred income taxes as well as an improvement in the net loss.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trends in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $10.7 million in 2017, as compared with $18.7 million in 2016. The decrease is primarily a result of timing of purchase of capital assets. The Company spent approximately 50% of its projected capital expenditures budget for the current fiscal year.

Financing Activities. During 2017, we drew down $72.0 million from our revolving line of credit. Additionally, we repaid $70.0 million on this draw, as well as made regularly scheduled debt payments and additional payments on the term loan of of $17.8 million for a total of $87.8 million in debt payments. In the prior year, in connection with our new Credit Facility, we drew down $57.0 million from our revolving line of credit. Additionally, we repaid $53.0 million on this draw, as well as made regularly scheduled debt payments and additional payments on the term loan of of $10.1 million for a total of $63.1 million in debt payments.

Sources of Capital

The Company entered into a syndicated credit agreement (the "Credit Agreement") on August 5, 2015, with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank, and First Tennessee Bank NA. The primary purpose of the Credit Agreement was to finance the acquisition of TAS, to provide a revolving line of credit, and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

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
-Fiscal Quarter Ending September 30, 2016, to not exceed 3.25 to 1.00.
-Fiscal Quarter Ending December 31, 2016, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending June 30, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending September 30, 2017, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending December 31, 2017 and each Fiscal Quarter Thereafter, to not exceed 3.00 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

During the second quarter of 2017, the Company initiated discussions with the lead bank in an effort to explore available options given the step down of the Leverage Ratio covenant and concerns it would not be in compliance with financial covenants. A second amendment to the Credit Agreement was executed during July 2017, which was effective as of June 30, 2017. The Leverage Ratio was adjusted beginning with the quarter ended June 30, 2017 through September 30, 2017, as reflected above. The Fixed Charge Coverage Ration was unchanged. During the third quarter of 2017, the Company initiated discussions with the lead bank due to concerns it would not be in compliance with financial covenants. A third amendment to the Credit Agreement was executed during November 2017, which was effective as of September 30, 2017. The Leverage Ratio was adjusted beginning with the quarter ended September 30, 2017 through each fiscal quarter thereafter, as reflected above. The Fixed Charge Coverage Ration was unchanged. The Company was in compliance with all financial covenants at December 31, 2017.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of December 31, 2017 is less than $0.1 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of December 31, 2017 is less than $0.1 million.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At December 31, 2017, our capacity under our current bonding arrangement was $500 million, with approximately $181 million of remaining availability.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel, concrete and steel. Due to the relative short-term duration of our projects, we are generally able to include anticipated price increases in the cost of our bids.

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

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2017:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(in thousands)
Debt obligations	$88,750	$23,500	$65,250	$—	$—
Operating lease obligations	37,313	$7,371	11,924	5,071	$12,947
Purchase obligations (1)	—	—	—	—	—
Total	$126,063	$30,871	$77,174	$5,071	$12,947

(1)	Commitments pursuant to other purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

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

A summary of debt and other contractual obligations as of December 31, 2017 and December 31, 2016 is as follows:

	December 31, 2017	December 31, 2016
Credit facility, non-current maturities	$65,250	$84,750
Credit facility, current maturities	23,500	19,813
Total long-term debt	$88,750	$104,563
Outstanding letters of credits	$742	$1,311
Leasing arrangements	$37,313	$40,328
Other long-term liabilities	$3,573	$2,493

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

Interest rate risk
At December 31, 2017, we had $88.8 million in outstanding borrowings under our credit facility, with a weighted average interest rate of 3.80%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report, has issued a report on our internal control over financial reporting dated March 13, 2018 and expressed an unqualified opinion on the effectiveness of our internal control over the financial reporting as of December 31, 2017.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the Company’s year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	73	Chairman of the Board	2007
Thomas N. Amonett	74	Director	2007
J. Michael Pearson	70	Director	2006
Austin J. Shanfelter	61	Director	2007
Gene Stoever	80	Director	2007
Mark R. Stauffer	55	President, Chief Executive Officer and Director	1999
Peter R. Buchler	71	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009
Christopher J. DeAlmeida	40	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer	2007

Code of Ethics
We have adopted a code of ethics for our chief executive, chief financial and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full texts of the codes of ethics and corporate governance guidelines are available at our website www.oriongroupholdingsinc.com. Although we have never done so, in the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefore on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Orion Group Holdings, Inc. 12000 Aerospace Avenue, Suite 300, Houston, Texas 77034, Attention: Corporate Secretary.

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
The Company’s Consolidated Financial Statements at December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.	Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2017 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II – Schedule of Valuation and Qualifying Accounts

3.	Exhibits

Exhibit Number	Description
2.1
Membership Interests Purchase Agreement dated August 5, 2015 by and among T.A.S. Holdings, LLC and Orion Concrete Construction, LLC (Schedules, exhibits and similar attachments to the Purchase Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015 (File No. 001-33891)).

2.2
First Amendment, effective June 17, 2016, to the Membership Interests Purchase Agreement dated August 5, 2015 (incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 001-33891)).

2.3
Post Closing Supplemental Agreement Amendment, effective June 17, 2016, as a supplement to the Membership Interests Purchase Agreement dated August 5, 2015 (incorporated herein by reference to Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 001-33891)).

2.4
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

3 .1
Amended and Restated Certificate of Incorporation of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 001-33891)).

3 .2
Amended and Restated Bylaws of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 001-33891)).

4.1
Registration Rights Agreement by and between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

† 10 .1
Form of Indemnity Agreement for Directors and Certain Officers dated November 24, 2008 (incorporated herein by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008 (File No. 001-33891)).

10 .2
Credit Agreement dated as of June 25, 2012 between Orion Marine Group, Inc. the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC as Sole Lead Arranger and Bookrunner (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Securities and Exchange Commission on August 3, 2012) as amended by the Second Amendment to Credit Agreement, dated June 27, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 1, 2014) (File No. 001-33891)).

† 10 .3
2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

† 10 .4
Form of Stock Option Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Stock Option (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed August 20, 2007 (File No. 333-145588)).

† 10 .5
Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan & Notice of Grant of Restricted Stock (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

† 10 .6
Orion Marine Group, Inc. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

† 10 .7
Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

† 10 .8
Form of Restricted Stock Agreement under the 2007 Long Term Incentive Plan and Notice of Grant of Restricted Stock (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

† 10 .9
Orion Marine Group, Inc. 2011 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2011 (File No. 001-33891)).

† 10.10
Form of Stock Option Agreement Under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001-33891)).

† 10.11
Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001-33891)).

† 10 .12
Executive Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33891)).

† 10 .13
Employment Agreement, dated December 4, 2009, by and between Orion Marine Group, Inc. and J. Michael Pearson (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009), as amended by the Consolidated Amendment, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2014) (File No. 001-33891).

† 10 .14
Employment Agreement, dated January 1, 2011, by and between Orion Marine Group, Inc. and Mark Stauffer (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission on August 5, 2011) as amended by the Consolidated Amendment, dated February 26, 2014 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2014) (File No. 001-33891).

†10 .16
Employment Agreement, dated December 11, 2009, by and between Orion Marine Group, Inc. and Peter R. Buchler (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 17, 2009 (File No. 001-33891)), as amended by (1) the First Amendment to Employment Agreement, dated June 30, 2011, (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission on August 5, 2011) and (2) the Second Amendment to the Employment Agreement dated June 26, 2013 (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2014) (File No. 001-33891).

† 10 .17
Schedule of Changes to Compensation of Non-employee Directors, effective for 2009 (incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 6, 2009 (File No. 001-33891)).

† 10 .18
Amended and Restated Employment Agreement, dated February 26, 2014, by and between Orion Marine Group, Inc. and Christopher J. DeAlmeida (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2014 (File No. 001-33891)).

10 .19
Real Estate Purchase and Sale Agreement (Jones Spoils Tracts, Harris County, TX) dated February 3, 2014, by and between PASADENA NITROGEN LLC, a Delaware limited liability company, as Seller, and CPB PROPERTIES, LLC, a Texas limited liability company, as Purchaser, and joined in by AGRIFOS HOLDINGS, INC., a Delaware corporation, effective February 26, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 4, 2014) (File No. 001-33891).

† 10 .20
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Mark R. Stauffer as amended by the First Amendment to Employment Agreement, dated January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015)(File No. 001-33891).

† 10 .21
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and James L. Rose (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015) (File No. 001-33891).

† 10 .22
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Peter R. Buchler (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015) (File No. 001-33891).

† 10 .23
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Christopher J. DeAlmeida (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015) (File No. 001-33891).

† 10 .24
Employment Agreement dated September 29, 2015 between Orion Marine Group, Inc. and L. Dwayne Breaux (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015) (File No. 001-33891).

10.25
Third Amendment to Credit Agreement as of June 15, 2015 by and among Orion Marine Group, Inc. as the Borrower and Wells Fargo Bank, N.A., acting as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015 (File No. 001-33891)).

10.26
Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015 (File No. 001-33891)).

10.27
First Amendment, effective March 31, 2016, to the Credit Agreement dated as of August 5, 2015, among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time To Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,2016, filed with the Securities and Exchange Commission on May 6, 2016 (File No. 001-33891)).

† 10.28
Amendment to Employment Agreement by and between Orion Group Holdings, Inc. and Mark Stauffer, effective January 1, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 20, 2017 (File No. 001-33891)).

† 10.29
Amendment to Employment Agreement by and between Orion Group Holdings, Inc. and Peter R. Buchler, effective April 1, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2017 (File No. 001-33891)).

† 10.30
Orion Group Holdings, Inc. 2017 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2017 (File No. 001-33891)).

10.31
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

10.32
Third amendment, effective September 30, 2017, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 9, 2017 (File No. 001-33891)).

16.1
Letter to the Securities and Exchange Commission from Ernst & Young LLP, dated April 5, 2017 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2017 (File No. 001-33891)).

* 21 .1	List of Subsidiaries.
* 23.1	Consent of Independent Registered Public Accounting Firm -KPMG
* 23 .2	Consent of Independent Registered Public Accounting Firm - Ernst & Young.
* 23 .3	Consent of Independent Registered Public Accounting Firm - Grant Thornton.
24 .1	Power of Attorney (included on signature page of this filing).
* 31 .1	Certification of CEO pursuant to Section 302.
* 31 .2	Certification of CFO pursuant to Section 302.
* 32 .1	Certification of CEO and CFO pursuant to Section 906.
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

ORION GROUP HOLDINGS, INC.

March 13, 2018	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark R. Stauffer	President, Chief Executive Officer and	March 13, 2018
Mark R. Stauffer	Director

/s/ Christopher J. DeAlmeida	Chief Financial Officer	March 13, 2018
Christopher J. DeAlmeida	Chief Accounting Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	March 13, 2018
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	March 13, 2018
Thomas N. Amonett

/s/ J. Michael Pearson	Director	March 13, 2018
J. Michael Pearson

/s/ Austin J. Shanfelter	Director	March 13, 2018
Austin J. Shanfelter

/s/ Gene Stoever	Director	March 13, 2018
Gene Stoever

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2017

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Group Holdings, Inc. and subsidiaries
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Orion Group Holdings, Inc. and its consolidated subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Houston, Texas
March 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Group Holdings, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited Orion Group Holdings, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 13, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Houston, Texas
March 13, 2018

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
Houston, Texas
March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orion Group Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Orion Group Holdings, Inc. (formerly Orion Marine Group, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 (not presented herein), and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Group Holdings, Inc. (formerly Orion Marine Group, Inc.) and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Houston, Texas
March 15, 2016

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2017 and 2016
(In Thousands, Except Share and Per Share Information)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$9,086	$305
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	84,953	92,202
Retainage	39,189	40,201
Other current	3,706	4,634
Income taxes receivable	339	133
Inventory	4,386	5,392
Deferred tax asset	—	2,013
Costs and estimated earnings in excess of billings on uncompleted contracts	46,006	39,968
Assets held for sale	—	6,375
Prepaid expenses and other	4,124	3,885
Total current assets	191,789	195,108
Property and equipment, net	146,278	158,082
Accounts receivable, non-current	—	733
Inventory, non-current	4,915	3,998
Goodwill	69,483	66,351
Intangible assets, net of amortization	18,175	22,032
Other non-current	2,645	1,372
Total assets	$433,285	$447,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$22,756	$19,188
Accounts payable:
Trade	45,194	49,123
Retainage	1,990	893
Accrued liabilities	17,873	19,946
Taxes payable	256	689
Billings in excess of costs and estimated earnings on uncompleted contracts	33,923	27,681
Total current liabilities	121,992	117,520
Long-term debt, net of debt issuance costs	63,185	82,077
Other long-term liabilities	3,573	2,493
Deferred income taxes	13,243	19,000
Interest rate swap liability	26	382
Total liabilities	202,019	221,472
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 28,860,961 and 28,405,850 issued; 28,149,737 and 27,694,626 outstanding at December 31, 2017 and December 31, 2016, respectively	288	283
Treasury stock, 711,231 and 711,231 shares, at cost December 31, 2017 and December 31, 2016, respectively	(6,540)	(6,540)
Other comprehensive loss	(26)	(382)
Additional paid-in capital	174,697	171,079
Retained earnings	62,847	61,764
Total stockholders’ equity	231,266	226,204
Total liabilities and stockholders’ equity	$433,285	$447,676

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2017	2016	2015
Contract revenues	$578,553	$578,236	$466,498
Costs of contract revenues	511,663	510,754	426,316
Gross profit	66,890	67,482	40,182
Selling, general and administrative expenses	66,026	64,987	47,715
(Gain) loss from sale of assets, net	(674)	(1,579)	466
Operating income (loss)	1,538	4,074	(7,999)
Other (expense) income:
Other income	41	59	536
Interest income	11	3	32
Interest expense	(5,731)	(6,175)	(3,148)
Other (expense) income, net	(5,679)	(6,113)	(2,580)
Loss before income taxes	(4,141)	(2,039)	(10,579)
Income tax (benefit) expense	(4,541)	1,581	(2,519)
Net income (loss)	$400	$(3,620)	$(8,060)

Basic income (loss) per share	$0.01	$(0.13)	$(0.29)
Diluted income (loss) per share	$0.01	$(0.13)	$(0.29)
Shares used to compute income (loss) per share
Basic	28,029,936	27,536,967	27,366,528
Diluted	28,354,280	27,536,967	27,366,528

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year ended December 31,
	2017	2016	2015
Net income (loss)	$400	$(3,620)	$(8,060)
Change in fair value of cash flow hedge, net of tax expense of $53, net of tax expense of $25, and benefit of $90 for the years ended December 31, 2017, 2016 and 2015, respectively	356	(237)	(145)
Total comprehensive income (loss)	$756	$(3,857)	$(8,205)

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share and Per Share Information)

	Common Stock		Treasury Stock		Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, January 1, 2015	27,969,783	$279	(361,231)	$(3,439)	$—	$166,433	$73,444	$236,717
Stock-based compensation	—	—	—	—	—	2,275	—	2,275
Exercise of stock options	3,970	—	—	—	—	28	—	28
Issuance of restricted stock	38,660	—	—	—	—	—	—	—
Forfeiture of restricted stock	(19,824)	—	—	—		—	—	—
Cash flow hedge, net of tax	—	—	—	—	(145)	—	—	(145)
Purchase of shares into treasury	—	—	(350,000)	(3,101)	—	—	—	(3,101)
Net loss	—	—	—	—	—	—	(8,060)	(8,060)
Balance, December 31, 2015	27,992,589	$279	(711,231)	$(6,540)	$(145)	$168,736	$65,384	$227,714
Stock-based compensation	—	—	—	—	—	2,280	—	2,280
Exercise of stock options	13,850	—	—	—	—	67	—	67
Issuance of restricted stock	407,002	4	—	—	—	(4)	—	—
Forfeiture of restricted stock	(7,591)	—	—	—	—	—	—	—
Cash flow hedge, net of tax	—	—	—	—	(237)	—	—	(237)
Net loss	—	—	—	—	—	—	(3,620)	(3,620)
Balance, December 31, 2016	28,405,850	$283	(711,231)	$(6,540)	$(382)	$171,079	$61,764	$226,204
Stock-based compensation	—	—	—	—	—	2,303	—	2,303
Deferred tax adjustment							683	683
Exercise of stock options	229,551	2	—	—	—	1,318	—	1,320
Issuance of restricted stock	345,913	3	—	—	—	(3)	—	—
Cash flow hedge, net of tax	—	—	—	—	356	—	—	356
Forfeiture of restricted stock	(120,353)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	400	400
Balance, December 31, 2017	28,860,961	$288	(711,231)	$(6,540)	$(26)	$174,697	$62,847	$231,266

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$400	$(3,620)	$(8,060)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization	29,491	34,162	28,083
Deferred financing cost amortization	1,269	1,225	462
Bad debt expense	—	—	22
Deferred income taxes	(4,166)	751	(2,885)
Stock-based compensation	2,303	2,280	2,275
(Gain) loss on sale of property and equipment	(674)	(1,579)	466
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,022	(23,935)	(2,666)
Income tax receivable	(952)	(49)	249
Inventory	89	1,696	1,150
Accounts receivable, non-current	—	(511)	(222)
Prepaid expenses and other	(226)	856	(467)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,030)	19,640	(10,655)
Accounts payable	(5,666)	(5,717)	12,245
Accrued liabilities	(1,519)	(1,123)	1,658
Income tax payable	(433)	(125)	(1,097)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,225	(802)	4,655
Deferred revenue	—	—	(34)
Net cash provided by operating activities	34,133	23,149	25,179
Cash flows from investing activities:
Proceeds from sale of property and equipment	6,826	2,152	2,708
Purchase of property and equipment	(10,729)	(18,715)	(20,802)
Acquisition of TAS and purchase price adjustment	—	(369)	(110,344)
Acquisition of HITS, net	—	—	(357)
Acquisition of TBC	(6,000)	—	—
TBC acquisition adjustment	(557)	—	—
Insurance claim proceeds related to property and equipment	925	—	—
Contributions to CSV life insurance	(545)	(754)	—
Net cash used in investing activities	(10,080)	(17,686)	(128,795)
Cash flows from financing activities:
Borrowings from Credit Facility	72,000	57,000	149,021
Payments made on borrowings from Credit Facility	(87,813)	(63,084)	(42,955)
Extinguishment of debt	—	—	(32,427)
Loan costs from Credit Facility	(779)	(486)	(4,498)
Exercise of stock options	1,320	67	28
Purchase of shares into treasury	—	—	(3,101)
Net cash (used in) provided by financing activities	(15,272)	(6,503)	66,068
Net change in cash and cash equivalents	8,781	(1,040)	(37,548)
Cash and cash equivalents at beginning of year	305	1,345	38,893
Cash and cash equivalents at end of year	$9,086	$305	$1,345
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,413	$5,031	$3,063
Taxes, net of refunds	$1,008	$999	$584

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015
(Tabular Amounts in thousands, Except Share and per Share Amounts)

1.	Description of Business and Basis of Presentation

Description of Business

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provide a broad range of specialty construction services in the infrastructure, industrial, and building sectors of the continental United States, Alaska, Canada and the Caribbean Basin. The Company’s marine segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its concrete segment services the building sector by providing turnkey concrete services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

The tools used by the chief operating decision maker to allocate resources and assess performance are based on two reportable and operating segments: marine (formerly heavy civil marine construction), which operates under the Orion Marine Group brand and logo, and concrete (formerly commercial concrete construction), which operates under the TAS Commercial Concrete brand and logo.
Although we describe the business in this report in terms of the services the Company provides, its base of customers and the areas in which it operates, the Company has determined that its operations currently comprise two reportable segments pursuant to FASB ASC Topic 280 - Segment Reporting.
In making this determination, the Company considered the similar economic characteristics of its operations. For the marine construction segment, the methods used, and the internal processes employed, to deliver marine construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment has the same customers with similar funding drivers, and it complies with regulatory environments driven through Federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, EPA and OSHA, among others. Additionally, the segment is driven by macro-economic considerations including the level of import/export seaborne transportation, development of energy-related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
For our concrete segment, the Company also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed to deliver our concrete construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment complies with regulatory environments such as OSHA. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational developments, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for future prospects and are similar across the segment.

Basis of Presentation

These consolidated financial statements include the accounts of the parent company, Orion Group Holdings, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. GAAP.  All intercompany balances and transactions have been eliminated in consolidation.

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

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition from construction contracts;

•	Accounts receivable and allowance for doubtful accounts;

•	Goodwill and other long-lived assets, testing for indicators of impairment;

•	Income taxes;

•	Self-insurance; and

•	Stock based compensation.

Revenue Recognition

For financial statement purposes, the Company records revenue on construction contracts using the percentage-of-completion method, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract revenue is derived from the original contract price adjusted for agreed upon change orders. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Incentive fees, if available, are billed to the customer based on terms and conditions of the contract. Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. The Company records revenue and the unbilled receivable for project claims to the extent of costs incurred and to the extent management believes related collection is probable and includes no profit on claims recorded. As of December 31, 2017, the Company recognized claims of approximately $12.3 million with customers. The Company believes collection of these claims is probable, although the full amount of the recorded claims may not be collected. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at December 31, 2017 and 2016 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2017 and 2016. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of December 31, 2017 and 2016, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at December 31, 2017 totaled $39.2 million, of which $8.0 million is expected to be collected beyond 2018. Retainage at December 31, 2016 totaled $40.2 million.

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

Advertising Costs

The Company primarily obtains contracts through the open bid process, and therefore advertising costs are not a significant component of expense.  Advertising costs are expensed as incurred.  Advertising expenses totaled $150,000, $178,000, and $114,000 in 2017, 2016 and 2015, respectively.

Environmental Costs

Costs related to environmental remediation are charged to expense.  Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized.  Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of December 31, 2017 or 2016, respectively.

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

The Company generally applies fair value valuation techniques on a non-recurring basis associated with (1) valuing assets and liabilities acquired in connection with business combinations and other transactions; (2) valuing potential impairment loss related to long-lived assets ; and (3) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets.

Inventory

Current inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or net realizable value. Where shipping and handling costs are incurred by the Company, these charges are included in inventory and charged to cost of contract revenue upon use. Non-current inventory consists of spare parts (including engines, cutters and gears) that require special order or long-lead times for manufacture or fabrication, but must be kept on hand to reduce downtime. Refer to Note 7 for more information regarding inventory.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There are no assets classified as held for sale as of December 31, 2017.

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill. Goodwill represents the costs in excess of fair values assigned to the identifiable assets acquired and liabilities assumed in the acquisition. In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually at a reporting unit level (as of October 31st of each year) or more frequently if events or circumstances indicate that the asset may be impaired. The Company determined that its operations comprise two reporting units for goodwill impairment testing, which match its two operating segments for financial reporting. Tests of impairment require a two-step process to be performed to analyze whether or not goodwill has been impaired. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, quantifies the impairment.

The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of its market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates, weighted average cost of capital and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. Other considerations are assumptions that market participants may use in analysis of comparable companies. The underlying assumptions used for determining fair value, as discussed above, require significant judgment and are susceptible to change from period to period and could potentially cause a material impact to the income statement. In the future, the Company's estimated fair value could be negatively impacted by extended declines in our stock price, changes in macroeconomic indicators, sustained operating losses and other factors which may affect our assessment of fair value.

See Note 9 for additional discussion of our goodwill and related goodwill impairment testing.

Intangible assets

Intangible assets that have finite lives are amortized.  In addition, the Company evaluates the remaining useful life of intangible assets in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization.  If the estimate of an intangible asset’s remaining life is changed, the remaining carrying value of such asset is amortized prospectively over that revised remaining useful life. Intangible assets that have indefinite lives are not amortized, but are subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset may be impaired.

The Company has one indefinite-lived intangible asset, a trade name, which is tested for impairment annually on October 31st, or whenever events or circumstances indicate that the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name's carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property, it does not have to "rent" the asset and is, therefore, "relieved" from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.

See Note 9 for additional discussion of our intangible assets and trade name impairment testing.

Stock-Based Compensation

The Company recognizes compensation expense for equity awards over the vesting period based on the fair value of these awards at the date of grant.  The computed fair value of these awards is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award.   The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes model requires the use of subjective assumptions in the computation. Changes in these assumptions can cause significant fluctuations in the fair value of the option award. The fair value of restricted stock grants is equivalent to the fair value of the stock issued on the date of grant, and is measured as the mean price of the stock on the day of grant.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations and this assessment is updated on a periodic basis. See Note 15 for further discussion of the Company’s stock-based compensation plan.

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

On December 22, 2017, the Act was enacted and signed into law. The Act makes broad and complex changes to the U.S. tax code that significantly affected the Company's income tax rate in 2017. The Act, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21%; limits the use of foreign tax credits to reduce U.S. income tax liability; eliminates the corporate alternative minimum tax ("AMT") and changes how existing AMT credits can be realized; allows immediate expensing for qualified assets; creates a new limitation on deductible interest expense; repeals the domestic production activities deduction; and limits the deductibility of certain executive compensation and other deductions.

Given the widespread applicability of these changes to most U.S. companies, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) to assist registrants in addressing any uncertainty or diversity in views about the application of FASB ASC Topic 740, "Income Taxes" (ASC 740) in the period of enactment. SAB 118 provides registrants with the option of reporting a reasonable estimate for certain income tax effects of the Act in situations in which a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting required under ASC 740. The reasonable estimate is reported as a provisional amount in the company’s financial statements during a “measurement period.”

The measurement period begins in the reporting period that includes the Act’s enactment date (i.e. the Company’s fourth quarter of 2017) and ends when a company has obtained, prepared and analyzed the information needed in order to complete the accounting requirements under ASC 740. The measurement period should not extend beyond one year from the enactment date (i.e. December 22, 2018). During the measurement period, a company is expected to act in good faith to complete the accounting under ASC 740. Appropriate disclosures will be made to address the Company’s progress toward completing the accounting under the Act and ASC 740 during the measurement period as well as when the accounting is complete. See Note 13 for additional discussion regarding the Company’s application of SAB 118.

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

The marine segment maintains five levels of excess loss insurance coverage, totaling $200 million in excess of primary coverage. The marine segment's excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million. The concrete segment maintains five levels of excess loss insurance coverage, totaling $200 million in excess of primary coverage. The concrete segment's excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted.

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

Separately, the Company’s marine segment employee health care is provided through a trust administered by a third party.  Funding of the trust is based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported.  The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss.   Actual claims may vary from estimates.  Any adjustments to such reserves are included in the consolidated results of operations in the period in which they become known. The Company's concrete segment employee health care is provided through two policies.  A fully funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, expects to receive a partial refund after the policy expiration.

The accrued liability for insurance includes incurred but not reported claims of $5.2 million at December 31, 2017 and 2016, respectively.

Warranty Costs

Provision for estimated warranty costs, if any, is made in the period in which such costs become probable and is periodically adjusted to reflect actual experience.  The Company historically has not been subject to significant warranty provisions and no such costs have been recorded in 2017, 2016 or 2015.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation. This includes an adjustment in prior periods to include debt issuance costs as a portion of debt on the balance sheet pursuant to the adoption of FASB Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. The Company also determined that a gain or loss on the sale of an asset should be included as part of operating income or loss instead of other expense or income on the income statement based on ASC 360-10-45-5. Finally, pursuant to guidance provided in the Act, the Company determined the amount of AMT credits should be included as part of non-current other assets instead of deferred tax assets on the balance sheet.

Recent Accounting Pronouncements

The FASB issues accounting standards and updates (each an "ASU") from time to time to its Accounting Standards Codification ("ASC"), which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB. The following are those recently issued ASUs most likely to affect the presentation of the Company's consolidated financial statements:

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The Board issued this update to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company anticipates the most significant of the amendments to our organization to be the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. In early 2017, the Company established a steering committee to analyze the potential impact of the new standard and identify potential differences that will result from adopting the standard. The Company is currently assessing the effects of adoption on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This comprehensive new revenue recognition standard will supersede existing revenue guidance under U. S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Topic 606 will be effective for the Company beginning with its first quarter ending March 31, 2018.

The guidance permits two methods of adoption: (1) retrospectively to each prior reporting period presented and the cumulative effect would be recognized at the earliest period shown (i.e. the full retrospective method); or (2) retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (i.e the modified retrospective method). The Company will adopt the standard using the modified retrospective method which will involve recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and will be applied to contracts with customers that are not substantially complete as of January 1, 2018.

The Company established a steering committee consisting of representatives from various business segments within the organization. The purpose of this committee was to analyze the impact of the new standard on the Company's business by reviewing the current revenue practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts. In addition, the Company analyzed the possibility of any necessary changes to current business processes, systems and controls to support recognition and disclosure under the new standard.

Based on its assessment of the new standard as of December 31, 2017, the Company will continue to recognize revenue over time, measuring progress using the cost-to-cost method. It does not expect Topic 606 to have a material impact on its concrete segment’s revenue. The most significant impact of Topic 606 will be related to its marine segment, specifically in the following areas:

•
Multiple performance obligations - In accordance with Topic 606, construction contracts with customers, including those related to contract modifications will be reviewed to determine if there are multiple performance obligations. If separate performance obligations are identified, the timing of revenue recognition could be impacted. Based on our review of currently active construction contracts with customers, the Company identified certain contracts in the marine segment that have multiple performance obligations. However, based on its assessment, the Company does not believe the impact on retained earnings is material.

•
Upfront costs - In accordance with Topic 606, these costs are required to be capitalized as an asset and amortized over the duration of the related contract. For the Company, such costs are generally comprised of costs incurred to mobilize equipment and labor to a job site or other upfront costs such as bonds or insurance, which are expensed as incurred under current accounting practices. The Company identified certain currently active construction contracts in the marine segment with upfront costs. However, based on its assessment, the Company does not believe the impact on retained earnings is material.

The Company also anticipates expanding our revenue recognition disclosure due to the new qualitative and quantitative requirements under the new standard, which may include a separate footnote.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3. Business Acquisitions

TBC Acquisition
On April 9, 2017, T.A.S. Commercial Concrete Construction, LLC, a wholly owned subsidiary of Orion Group Holdings, Inc. ("the Company") entered into a Stock Purchase Agreement ("the Agreement") for the purchase of all the issued and outstanding shares (the "shares") of Tony Bagliore Concrete, Inc. ("TBC"), a Texas corporation. The Company and the two sole shareholders of TBC closed the purchase transactions on April 10, 2017 (the "Closing Date"). Upon the terms of and subject to the conditions set forth in the Agreement, the total aggregate consideration paid on the Closing Date by the Company to the Sellers for the shares was $6.0 million in cash. In addition however, if certain target considerations are met in future periods, an additional cash payment of up to $2.0 million will become payable to the Seller.

The purpose of the acquisition was primarily to achieve growth by expanding the Company's current service offerings in addition to expansion into new markets. The tangible assets acquired include accounts receivable, retainage and fixed assets.
The allocation of the estimated acquisition consideration is preliminary because initial accounting for this business combination is incomplete. The preliminary allocation is based on estimates, assumptions, valuations and other studies which have not progressed to a stage where there is sufficient information to make a definitive allocation. Accordingly, the acquisition consideration allocation purchase accounting adjustments will remain preliminary until the Company determines the final acquisition consideration allocation. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented in the combined consolidated financial statements and are subject to change and may result in an increase or decrease in goodwill, particularly with any other working capital adjustments during the measurement period. This measurement period may extend up to one year from the acquisition date.

Under the acquisition method of accounting, the total acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of TBC based on their estimated fair values as of the closing of the acquisition. The table below outlines the total actual acquisition consideration allocated based on the preliminary fair values of TBC’s tangible and intangible assets and liabilities as of April 9, 2017:

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
The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill of $3.1 million arising from the acquisition consists primarily of synergies and business opportunities expected to be realized from the purchase of TBC. The goodwill is not deductible for income tax purposes.

Finite-lived intangible assets acquired include customer relationships and contractual backlog. (See Note 9).
The fixed assets acquired include construction equipment as well as automobiles and trucks and will be depreciated in accordance with Company policy, generally three to 15 years.
As stated in the Agreement, the Company has agreed to pay the sellers up to $2.0 million in cash, if earned, as additional purchase consideration. The seller's right to receive the contingent consideration, if any, shall be based on the Company's achievement of certain future financial targets. The Company measured the fair value of the contingent consideration at the Acquisition Date, and determined that fair value to be approximately $0.5 million, as shown in the table above. This amount of contingent liability is classified on the Consolidated Balance Sheets as other long-term liabilities.
Pro Forma Results (unaudited)
The results and operations of TBC have been included in the Consolidated Statements of Operations since the acquisition date of April 9, 2017. The Company has calculated the pro forma impact of the acquisition of TBC in our operating results for the twelve months ended December 31, 2016.

Pro Forma Results
For the Year Ended
December 31, 2016
Contract revenues	$610,695
Operating income from continuing operations	$5,593
Net loss	$(2,677)
Basic loss per share	$(0.10)
Diluted loss per share	$(0.10)
The Company derived the pro forma results of the acquisition based upon historical financial information obtained from the seller and certain management assumptions. The pro forma adjustments related to incremental amortization expense associated with the acquired finite-lived intangible assets and interest expense associated with borrowings to effect the transaction, assuming a January 1, 2016 effective transaction date. In addition, the tax impact of these adjustments was calculated at a 35% statutory rate.

These pro forma results are not indicative of the results that would have been obtained had the acquisition of TBC been completed on January 1 of the respective period, or that may be obtained in the future.
TAS Acquisition
On August 5, 2015, the Company completed its acquisition of all the issued and outstanding membership interests of T.A.S. Commercial Concrete Construction, LLC, T.A.S. Commercial Concrete Solutions, LLC, directly and indirectly all of the issued and outstanding membership interests of T.A.S. Proco, LLC, and 49% of the issued and outstanding membership interests of GLM Concrete Solutions, LLC, collectively known as "TAS" hereafter, which is headquartered in Houston, Texas, for approximately $112 million in cash. The purpose of the acquisition was primarily to achieve growth by expanding the Company's current service offerings in addition to expansion into new markets. The tangible assets acquired include accounts receivable, prepaid assets, work in progress and fixed assets. The excess acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill of $32.6 million, which included $0.4 million recorded in June 2016 for certain adjustments to post-closing items, arising from the acquisition consists primarily of synergies and business opportunities expected to be realized from the purchase of TAS. Goodwill for tax purposes is $32.6 million, which is amortizable over a 15-year period.
Pro Forma Results (unaudited)
The Company has calculated the pro forma impact of the acquisition of TAS in our operating results for the twelve months ended December 31, 2015. The following pro forma results give effect to this acquisition, assuming the transaction occurred on January 1 of the respective period.

Pro Forma Results
For the Year Ended
December 31, 2015
Contract Revenues	$602,537
Operating income from continuing operations	$1,541
Net Income	$1,311
Basic earnings per share	$0.05
Diluted earnings per share	$0.05
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
4.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at December 31, 2017 and December 31, 2016, respectively:

	December 31, 2017		December 31, 2016
Federal Government	$3,509	3%	$5,542	4%
State Governments	4,503	3%	9,302	7%
Local Governments	18,256	15%	20,886	16%
Private Companies	97,874	79%	96,673	73%
Total receivables	$124,142	100%	$132,403	100%

At December 31, 2017 and 2016, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the years ended December 31, 2017, 2016 and 2015.

	2017	%	2016	%	2015	%
Federal Government	$63,823	11%	$40,361	7%	$45,439	10%
State Governments	42,613	7%	37,700	7%	42,026	9%
Local Governments	91,592	16%	94,461	16%	130,187	28%
Private Companies	380,525	66%	405,714	70%	248,846	53%
Total contract revenues	$578,553	100%	$578,236	100%	$466,498	100%

In the years ended December 31, 2017, 2016 and 2015, no single customer exceeded 10.0% of total contract revenues.

The Company does not believe that the loss of any one of these customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time.

In addition, the concrete segment primarily purchases concrete from select suppliers. The loss of one of these suppliers could adversely impact short-term operations.

Contract revenues generated outside the United States totaled 1.6%, 1.3% and 4.1% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.	Contracts in Progress

Contracts in progress are as follows at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$668,848	$802,140
Estimated earnings	120,751	143,975
	789,599	946,115
Less: Billings to date	(777,516)	(933,828)
	$12,083	$12,287
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	46,006	$39,968
Billings in excess of costs and estimated earnings on uncompleted contracts	(33,923)	(27,681)
	$12,083	$12,287

Included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $12.3 million related to claims and unapproved change orders. See Note 2 - Summary of Significant Accounting Principles to the Company's consolidated financial statements for discussion of these claims.

Contract costs include all direct costs, such as materials and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract. Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined, without regard to the percentage of completion.

6.	Property and Equipment

The following is a summary of property and equipment at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Automobiles and trucks	$1,940	$2,525
Building and improvements	38,062	37,269
Construction equipment	166,203	165,023
Vessels and other equipment	85,113	88,659
Office equipment	8,039	7,125
	299,357	300,601
Less: accumulated depreciation	(191,407)	(181,293)
Net book value of depreciable assets	107,950	119,308
Construction in progress	245	543
Land	38,083	38,231
	$146,278	$158,082

For the years ended December 31, 2017, 2016 and 2015, depreciation expense was $24.8 million, $26.9 million and $23.7 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

During 2015, the Company committed to a plan to review property and equipment within the marine segment and adopted a plan to dispose of underutilized assets. In connection with this disposal, the Company determined that the carrying value of certain of these assets exceeded its fair value, and consequently, the Company recorded an impairment loss of $1.7 million on those assets during 2015, which included any expected costs to sell. Additionally, various other assets were identified as underutilized and were sold for salvage value. The Company recorded an impairment loss of $0.9 million on those assets. These losses are recorded in the “Other expense” section of the Consolidated Statements of Operations during the year ended December 31, 2015.
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. Approximately $6.4 million were classified as held for sale on the Company's Consolidated Balance Sheet at December 31, 2016. During the year ended December 31, 2017, approximately $5.4 million of these assets were sold for cash of $4.5 million. The difference of $0.9 million is classified as a loss on the sale of assets on the Consolidated Statements of Operations. The remaining assets held for sale of $1.0 million was classified as a total loss as a result of Hurricane Harvey. Insurance claims of approximately $0.9 million were received in the fourth quarter of 2017. The difference of $0.1 million is classified as a loss on disposal of assets on the Consolidated Statements of Operations. No assets remained as held for sale on the Company's Consolidated Balance Sheet at December 31, 2017.

7.	Inventory

Current inventory at December 31, 2017 and December 31, 2016, of $4.4 million and $5.4 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at December 31, 2017 and December 31, 2016 totaled $4.9 million and $4.0 million, respectively, and consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

8.	Fair Value

Recurring Fair Value Measurements

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short-term nature, the Company believes that the carrying value of its accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair values.

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

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and December 31, 2016:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash surrender value of life insurance policy	$1,712	—	1,712	—
Liabilities:
Derivatives	$38	—	38	—
December 31, 2016
Assets:
Cash surrender value of life insurance policy	$1,188	—	1,188	—
Liabilities:
Derivatives	$447	—	447	—

The Company's derivatives, which are comprised of interest rate swaps, are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and credit risk adjustments, that are necessary to reflect the probability of default by us or the counterparty. These derivatives are classified as a Level 2 measurement within the fair value hierarchy. See Note 11 for additional information on the Company's derivative instrument.

Our concrete segment has life insurance policies covering four employees with a combined face value of $11.1 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company's Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company's debt at December 31, 2017 and 2016 approximated its carrying value of $88.8 million and $104.6 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Beginning balance, January 1	$66,351	$65,982
Additions	3,132	369
Ending balance	$69,483	$66,351

At December 31, 2017, goodwill totaled $69.5 million, of which $33.8 million relates to the marine segment and $35.7 million relates to the concrete segment.

Additions to goodwill in 2017 were attributable to the acquisition of TBC. The additions above represent goodwill calculated for the acquisition at the date of closing, plus the working capital adjustment which was all attributable to goodwill. Additions to goodwill in 2016 were attributable to the acquisition of TAS (See Note 3).

As discussed previously in Note 2, goodwill is reviewed at a reporting unit level for impairment annually as of October 31 or whenever circumstances arise that indicate a possible impairment might exist. Test of impairment requires a two-step process to be performed to analyze whether or not goodwill has been impaired. Step one of the October 31, 2017 goodwill impairment test resulted in no indication of impairment for either reporting unit, and no events have occurred since that date that would require an interim impairment test. The discount rate used in testing goodwill for impairment for the marine segment was 35.0%, and the fair value of the reporting unit exceeded carrying value by 12.8%. The fair value of the marine reporting unit was $212.0 million, and the carrying value was $188.0 million. The discount rate used in testing goodwill for impairment for the concrete reporting unit was 30.0%, and the fair value of the reporting unit exceeded carrying value by 13.7%. The fair value of the concrete reporting unit was $153.0 million, and the carrying value was $134.5 million.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	December 31, 2017	December 31, 2016
Intangible assets, January 1	$34,362	$34,362
Additions	878	—
Total intangible assets, end of year	35,240	34,362

Accumulated amortization, January 1	$(19,220)	$(11,933)
Current year amortization	(4,736)	(7,287)
Total accumulated amortization	(23,956)	(19,220)

Net intangible assets, end of year	$11,284	$15,142

Finite-lived intangible assets were acquired as part of the purchase of TBC, which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $0.1 million and was amortized over seven months in 2017. Customer relationships were valued at approximately $0.7 million and will be amortized over seven years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the year ended December 31, 2017, $4.7 million of amortization expense was recognized for these assets. In 2017 and 2016, the Company evaluated the useful lives of these finite-lived intangible assets and no change was needed. Future expense remaining of approximately $11.3 million will be amortized as follows:

2018	$3,389
2019	2,640
2020	2,069
2021	1,521
2022	1,239
Thereafter	426
$11,284
Additionally, the Company has one indefinite-lived intangible asset, a trade name, which is tested for impairment annually on October 31, or whenever events or circumstances indicate that the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name’s carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property it does not have to "rent" the asset and is, therefore, "relieved" from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. The impairment test concluded that the fair value of the trade name was $9.2 million, and the carrying value was $6.9 million, therefore no impairment was recorded.

10.	Accrued Liabilities

Accrued liabilities at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Accrued salaries, wages and benefits	$9,632	$10,818
Accrual for insurance liabilities	5,233	5,223
Property taxes	513	1,615
Sales taxes	1,836	1,722
Interest	46	19
Other accrued expenses	613	549
	$17,873	$19,946

11.	Long-term Debt and Line of Credit

The Company entered into a syndicated credit agreement (the "Credit Agreement") on August 5, 2015 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank, and First Tennessee Bank NA. The primary purpose of the Credit Agreement was to finance the acquisition of TAS, to provide a revolving line of credit and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

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

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.5 million. During the first quarter of 2016, the Company executed the First Amendment of the Credit Agreement and additional costs were incurred of approximately $0.5 million. During the second quarter of 2017, the Company executed the Second Amendment of the Credit Agreement and during the third quarter of 2017, the Company executed the Third Amendment of the Credit Agreement. Additional costs were incurred of approximately $0.2 million and $0.6 million, respectively.

During the first quarter of 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. Upon adoption of this guidance, debt issuance costs are now presented as a direct deduction from the carrying amount of the debt liability, of which $0.7 million was allocated to current debt and $2.1 million was allocated to long-term debt as of December 31, 2017. As of December 31, 2016, $0.6 million was allocated to current debt and $2.7 million was allocated to long-term debt. The debt issuance costs are amortized using the effective interest rate method over the duration of the loans.

The weighted average interest rate for the Credit Facility as of December 31, 2017 was 3.80%.

The Company's obligations under debt arrangements consisted of the following:

	December 31, 2017			December 31, 2016
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Revolving line of credit	$10,000	$(317)	$9,683	$8,000	$(252)	$7,748
Term loan - current	13,500	(427)	13,073	11,813	(373)	11,440
Total current debt	23,500	(744)	22,756	19,813	(625)	19,188
Term loan - long-term	65,250	(2,065)	63,185	84,750	(2,673)	82,077
Total debt	$88,750	$(2,809)	$85,941	$104,563	$(3,298)	$101,265

(1) Total debt issuance costs, include underwriter fees, legal fees, syndication fees, and fees related to the execution of the First, Second, and Third Amendments to the Credit Agreement as previously discussed.

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

The Company is subject to a commitment fee for the unused portion of the maximum available to borrow under the revolving line of credit. The commitment fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving credit facility within one year, therefore, any outstanding balance as of December 31, 2017 and 2016 has been classified as current.

As of December 31, 2017, the outstanding balance on the revolving line of credit was $10.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 5.0%. There were also $0.7 million in outstanding letters of credit as of December 31, 2017, which reduced the maximum borrowing availability on the revolving line of credit to $39.3 million as of December 31, 2017. During 2017, the Company drew down $72.0 million and made payments of $70.0 million on the revolving line of credit.

Provisions of the term loan

The original principal amount of $135.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At December 31, 2017, the outstanding term loan component of the Credit Facility totaled $78.8 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2018	13,500
2019	15,188
2020	50,062
$78,750

The Company made the scheduled quarterly principal payments of $11.8 million and additional payments of $6.0 million during 2017, which reduced the outstanding principal balance to $78.8 million at December 31, 2017. The current portion of debt is $13.5 million and the non-current portion is $65.3 million. As of December 31, 2017, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 5.13%.

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
-Fiscal Quarter Ending September 30, 2016, to not exceed 3.25 to 1.00.
-Fiscal Quarter Ending December 31, 2016, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending June 30, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending September 30, 2017, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending December 31, 2017 and each Fiscal Quarter Thereafter, to not exceed 3.00 to 1.00.

As of December 31, 2017, the Company was in compliance with all financial covenants.

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
Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of December 31, 2017 is less than $0.1 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of December 31, 2017 is less than $0.1 million. See Note 8 for more information regarding the fair value of the Company's derivative instruments.

12.     Purchase of Common Shares

In October 2014, the Board of Directors of the Company approved a common share repurchase program that authorized the repurchase of up to $40.0 million in open market value. The shares may be repurchased over time, depending on market conditions, the market price of the Company's common shares, the Company's capital levels, the Company's capital needs, securities laws and limitations and other considerations. The share repurchase program is expected to expire five years from the date the program was approved. As of December 31, 2015, the Company repurchased 350,000 shares at an average price of $8.83. The Company did not repurchase any shares during 2016 or 2017.

13.    Income Taxes

On December 22, 2017, the Act was enacted and signed into law. The Act makes broad and complex changes to the U.S. tax code that significantly affected the Company's income tax rate in 2017. The Act, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21%; limits the use of foreign tax credits to reduce U.S. income tax liability; eliminates the corporate AMT and changes how existing AMT credits can be realized; allows immediate expensing for qualified assets; creates a new limitation on deductible interest expense; repeals the domestic production activities deduction; and limits the deductibility of certain executive compensation and other deductions.

ASC 740 requires a company to record the effects of a tax law change in the period of enactment. SAB 118 has provided guidance for companies that have not completed their accounting for the income tax effect of the Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date in order to finalize the recording of the related tax impacts. As of December 31, 2017, the Company has made a reasonable estimate of the impact of the Act and recorded a net tax benefit of $5.9 million, or $0.21 per share, as part of its income tax benefit for the year. Although the $5.9 million represents a reasonable estimate of the impact of the Act, it should be considered provisional. The impact of the Act may differ from this estimate due to additional guidance that may be issued, changes in assumptions made and the finalization of U.S. income tax positions with the filing of the Company's 2017 U.S. income tax return which will allow for the ability to conclude whether any further adjustments are necessary to its deferred tax assets and liabilities. Any adjustments to these provisional amounts will be reported as a component of income tax (benefit) expense in the reporting period in which any such adjustments are identified and no later than the fourth quarter of 2018. The Company will continue to analyze the Act in order to finalize any related impacts within the measurement period.

The following table presents the components of our consolidated income tax (benefit) expense for the years ended December 31, 2017, 2016 and 2015:

	Current	Deferred	Total
Year ended December 31, 2017
U.S. Federal (a)	$(780)	$(3,986)	$(4,766)
State and local	550	$(180)	$370
Foreign	(145)	—	(145)
	$(375)	$(4,166)	$(4,541)
Year ended December 31, 2016
U.S. Federal	$35	$(1,093)	$(1,058)
State and local	511	1,519	2,030
Foreign	284	325	609
	$830	$751	$1,581
Year ended December 31, 2015
U.S. Federal	$3	$(3,768)	$(3,765)
State and local	(60)	883	823
Foreign	423	—	423
	$366	$(2,885)	$(2,519)

(a) Includes a $5.9 million net benefit recorded in the fourth quarter of 2017 resulting from the enactment of the Act on December 22, 2017.

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2017	2016	2015
Statutory amount (computed at 35%)	$(1,449)	$(714)	$(3,703)
Re-measurement of deferred tax assets (a)	(7,451)	—	—
Valuation allowance on foreign tax credits (a)	1,514	—	—
State income tax, net of federal benefit	168	94	(709)
Permanent differences, other	505	99	43
Permanent differences, incentive stock options	447	224	298
Valuation allowance, other	(77)	1,769	1,552
Uncertain tax provision	1,614	—	—
Other	188	109	—
Consolidated income tax provision	$(4,541)	$1,581	$(2,519)
Consolidated effective tax rate	109.7%	(77.5)%	23.8%

(a) Represents estimated impact recorded in the fourth quarter of 2017 resulting from the enactment of the Act on December 22, 2017.

In the current year, the Company's effective tax rate differed from the statutory rate of 35% primarily due to the impact of the Act enacted on December 22, 2017. We recorded a net tax benefit of $5.9 million, or $0.21 per share, resulting from the re-measurement of the Company’s net deferred tax liabilities to reflect the new, lower U.S. corporate income tax rate of 21%, partially offset by the addition of a partial valuation allowance recorded against existing foreign tax credit carryforwards not expected to be utilized in future tax years. This net tax benefit was partially offset by the addition of an uncertain tax position reserve as well as tax expense for permanent differences associated with incentive stock options and meals and entertainment.

Deferred Taxes

The Company’s deferred tax assets and liabilities are as follows:

	December 31, 2017		December 31, 2016
	Current	Long- term (a)	Current	Long-term
Assets related to:
Accrued liabilities	$—	$1,226	$2,322	$—
Intangible assets	—	3,010	—	4,517
Net operating loss carryforward	—	6,912	—	7,455
Valuation allowance	—	(3,942)	—	(3,321)
Non-qualified stock options	—	762	112	1,367
Foreign tax credits	—	1,751	—	2,035
Valuation allowance on foreign tax credits	—	(1,514)	—	—
AMT credits	—	—	—	780
Other	—	215	45	16
Total assets	—	8,420	2,479	12,849
Liabilities related to:
Depreciation and amortization	—	(15,788)	—	(25,326)
Goodwill	—	(5,178)	—	(6,502)
Deferred revenue on maintenance contracts	—	(597)	(429)	—
Other	—	(100)	(37)	(21)
Total liabilities	—	(21,663)	(466)	(31,849)
Net deferred (liabilities) assets	$—	$(13,243)	$2,013	$(19,000)

(a) Components of our deferred tax assets and liabilities at December 31, 2017 after taking into account the estimated impact of the Act and related items.

As reported in the Consolidated Balance Sheets:

	December 31, 2017	December 31, 2016
Net current deferred tax assets	—	2,013
Net non-current deferred tax liabilities	(13,243)	(19,000)
Total net deferred tax liabilities:	$(13,243)	$(16,987)

In the quarter ended March 31, 2017, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Previously, U.S. GAAP required an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The Company elected to adopt this guidance prospectively and as such $2.0 million of deferred tax assets as of December 31, 2016 appears on the balance sheet as current.

Additionally, in the quarter ended March 31, 2017, the Company adopted ASU 2016-09, Improvements to Employee-Based Payment Accounting. As part of this adoption, certain federal net operating losses ("NOLs") that were previously classified as off-balance sheet are now being recognized as deferred tax assets through an adjustment to opening retained earnings. The Company chose to prospectively adopt this guidance during the first quarter of 2017 and as such the balance sheet includes an adjustment of approximately $0.7 million as an addition to "Retained earnings" and a reduction to the "Deferred income taxes" line items on the Consolidated Balance Sheet in order to true-up the tax effected portion of the NOLs mentioned above. Due to the prospective adoption, no prior year adjustments were made.

The Company assessed the realizability of its deferred tax assets at December 31, 2017 and 2016, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company has a tax effected NOLs as of December 31, 2017 of $5.7 million for state income tax reporting purposes due to the cumulative losses sustained in various states. The Company believes it will be able to partially utilize these NOLs against future income primarily with reversing of temporary differences attributable to depreciation, due to expiration dates well into the future. However, the Company has determined that a portion of the NOLs related to certain jurisdictions will more likely than not be able to be fully utilized. Therefore, a valuation allowance of $3.9 million exists for this portion of the NOL. For federal tax purposes, the Company has utilized its ability to carry losses back prior to 2017. Approximately $1.2 million remains as a tax effected federal net operating loss carryforward, which the Company believes it will be able to utilize before expiration.

As of December 31, 2017 the Company had approximately $0.7 million of AMT available that do not expire. As part of the Act, any remaining AMT after 2017 will be refunded to the Company beginning in 2018 through 2021, and therefore, the Company reclassified the existing balance from a deferred tax asset to an other non-current asset as of December 31, 2017.

Uncertain Tax Benefits

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2012, 2013, 2014, 2015, and 2016. As of December 31, 2017, the Company had approximately $1.6 million of total unrecognized tax benefits as a result of uncertain tax positions. As of December 31, 2016 and 2015, the Company had not recorded unrecognized tax benefits for any uncertain tax positions. The Company does not expect that unrecognized tax benefits as of December 31, 2017 for certain federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. Our uncertain tax benefits, if recognized, would affect the Company's effective tax rate. The change in the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the year ended December 31, 2017 is reconciled in the table below:

2017
Balances at beginning of the year	$—
Additions based on tax position related to current year	—
Additions based on tax positions related to prior years	1,614
Reductions based on tax positions related to current year	—
Reductions based on tax positions related to prior years	—
Settlements with tax authorities	—
Lapse of statute of limitations	—
Balance at the end of year	$1,614

The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2017, 2016 and 2015. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with U.S. GAAP.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2018.

14.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are anti-dilutive and are not included in the computation of earnings (loss) per share. For the years ended December 31, 2017, 2016 and 2015, the Company had 2,274,908, 2,381,926, and 2,043,375, securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Year ended December 31,
	2017	2016	2015
Basic:
Weighted average shares outstanding	28,029,936	27,536,967	27,366,528
Diluted:
Total basic weighted average shares outstanding	28,029,936	27,536,967	27,366,528
Effect of dilutive securities:
Common stock options	324,344	—	—
Total weighted average shares outstanding assuming dilution	28,354,280	27,536,967	27,366,528
Anti-dilutive stock options	—	—	—
Shares of common stock issued from the exercise of stock options	229,551	13,850	3,970

15.	Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s stock incentive plans, which include the balance of shares remaining under the 2011 Long Term Incentive Plan (the "2011 LTIP") and 2017 Long Term Incentive Plan (the "2017 LTIP"), which was approved by shareholders in May 2017 and authorized the maximum aggregate number of shares to be issued of 2,400,000. In general, the Company's 2017 LTIP provides for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant.  Option terms are specified at each grant date, but are generally are 10 years from the date of issuance.  Options generally vest over a three year period.

Restricted Stock

The following table summarizes the restricted stock activity under the Company's equity incentive plans :

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2015	235,863	$8.63
Granted	38,660	$5.82
Vested	(134,545)	$6.84
Forfeited/repurchased shares	(19,824)	$11.35
Nonvested at December 31, 2015	120,154	$9.28
Granted	407,002	$4.96
Vested	(147,259)	$6.62
Forfeited/repurchased shares	(7,591)	$7.08
Nonvested at December 31, 2016	372,306	$5.66
Granted	345,913	$7.22
Vested	(225,406)	$7.25
Forfeited/repurchased shares	(120,353)	$6.08
Nonvested at December 31, 2017	372,460	$6.01

Independent directors receive equity compensation in the form of grants.  In May 2017, the Company's independent directors each received equity compensation grants of 12,465 shares, with a fair value of $7.22 per share and in May 2016, the Company's independent directors each received equity compensation grants of 14,170 shares, with a fair value of $4.94 per share. Additionally, in 2017, certain officers and executives of the Company were awarded 213,643 shares with a vesting period of three years and a weighted average fair value of $7.22 per share and in 2016, certain officers and executives of the Company were awarded 267,175 shares with a vesting period of three years and a weighted average fair value of $4.96 per share. No shares were granted to independent directors, officers or executives of the Company during 2015, except for the chief operating officer who joined the Company in September 2015. Upon execution of his employment agreement, he was awarded 38,660 shares, with a vesting period of three years and a fair value of $5.82 per share.

Performance Stock

In May 2017, the Company awarded certain executives 69,945 shares of performance based stock, which vest based on the achievement of an objective return on invested capital measured over a two-year performance period covering the 2018 and 2019 fiscal years. The fair value on the date of grant was $7.22 per share. In May 2016, the Company awarded certain executives 68,977 shares of performance based stock, which vest based on the achievement of an objective return on invested capital measured over a two-year performance period covering the 2017 and 2018 fiscal years. The fair value on the date of the grant was $4.94 per share.

Stock Options

The following table summarizes the stock option activity under the Company's equity incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,056,898	$9.86
Granted	143,862	$5.82
Exercised	(3,970)	$6.00
Forfeited	(46,890)	$11.72
Outstanding at December 31, 2015	2,149,900	$9.56
Granted	587,862	$4.98
Exercised	(13,850)	$4.86
Forfeited	(374,466)	$9.89
Outstanding at December 31, 2016	2,349,446	$8.39
Granted	425,204	$7.22
Exercised	(229,551)	$5.75
Forfeited	(633,978)	$10.36
Outstanding at December 31, 2017	1,911,121	$7.79

Vested and expected to vest at December 31, 2017	2,024,130	$7.69	5.26	$2,872
Exercisable at December 31, 2017	1,462,481	$8.18	3.82	$2,054

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

	2017	2016	2015
Weighted average grant-date fair value of options granted	$7.22	$4.97	$5.82
Risk-free interest rate	1.46%	1.06%	0.97%
Expected volatility	48%	49%	38%
Expected term of options (in years)	3.0	3.0	3.0
Dividend yield	—%	—%	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants.  The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for the years presented is based on the exercise history.
For years ended December 31, 2017, 2016 and 2015, compensation expense related to stock based awards outstanding for the periods was $2.3 million, respectively. The Company applies a 3.2% and 5.5% forfeiture rate, which gets compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis.

During the year ended December 31, 2017, certain officers and executives of the Company were awarded 425,204 options with a vesting period of three years and a weighted average fair value of $7.22 per share, and for the year ended December 31, 2016, certain officers and executives were awarded 587,862 options with a vesting period of three years and a fair value of $4.98 per share. No options were awarded to officers or executives of the Company as of the year ended December 31, 2015, except for the chief operating officer who joined the Company in September 2015. Upon execution of his employment agreement, he was granted 143,862 shares, with a vesting period of three years and a fair value of $5.82 per share.

In the year ended December 31, 2017, the Company received proceeds of approximately $1.3 million upon the exercise of 229,551 options. In the year ended December 31, 2016, proceeds of $67,000 upon the exercise of 13,850 options and in the year ended December 31, 2015, 3,970 options were exercised, generating proceeds of $28,000.

As of December 31, 2017, total unrecognized compensation expense related to unvested stock and options was approximately $2.9 million, which is expected to be recognized over a period of approximately 2.0 years.

	2017	2016	2015
Total intrinsic value of options exercised	$706	$53	$17
Total fair value of shares vested	$855	$986	$1,226

16.	Employee Benefits

All of the Company's marine segment employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pre-tax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2017, 2016 and 2015 the Company contributed $1.4 million to the Plan, respectively.

All of the Company's concrete segment employees except Leads, Helpers, Laborers, Finishers, Formsetters, Carpenters, Rodbusters, Patchmen, Equipment Operators, Field Engineering Trainees and certain Highly Compensated Employees are eligible to participate in the AGC Southwest Chapters 401(k) Retirement Plan, a multiple employer plan, after completing three months of service. Each participant may contribute up to the annual IRS limit. The Company matches 50% on the first 6% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a five-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the year ended December 31, 2017, 2016 and 2015, the Company contributed $0.4 million, $0.2 million and $0.1 million, respectively.

The Company's marine segment contributes to several multi-employer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If the Company chooses to stop participating in its multi-employer plans, it may be required to pay a withdrawal liability based on the underfunded status of the plan.

Currently, the Company's concrete segment does not have union represented employees and, thus, does not participate under the above-mentioned defined pension plans, or any other plans, that cover union-represented employees.

The following table presents the Company's participation in these plans:

		Pension Protection Act ("PPA") Certified Zone Status (1)		FIP/RP Status	Contributions				Expiration of Collective Bargaining Agreement
	Employer Identification Number							Surcharge Imposed
Pension Trust Fund		2017	2016	P/I (2)	2017	2016	2015
International Union of Operating Engineers - Employers Construction Industry Retirement Plan - Local 302 and 612 Trust Funds	91-6028571	Green	Green	N/A	$1,974	$2,158	$1,518	—	2018
Associated General Contractors of Washington Carpenter, Piledrivers, and Millwrights	91-6029051 91-6029049	Green	Green	N/A	$693	$938	$748	—	2018
Alaska Carpenters Trust Fund	92-0120866	Green	Green	N/A	$396	$889	$807	—	2020
Alaska Laborers Trust Fund	91-6028298	Yellow	Yellow	P	$218	$126	$110	—	2017

(1) The most recent PPA zone status available in 2017 and 2016 is for the plan's year end during 2016 and 2015, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2) The FIP/RP Status P/I column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending ("P"), or implemented ("I").

There are currently no plans to withdraw from any of the multi-employer plans in which the Company participates.

17.    Commitments and Contingencies

Operating Leases

In July 2005, the Company executed a sale-leaseback transaction in which it sold an office building for $2.1 million and entered into a ten year lease agreement. The sale of the office building resulted in a gain of $562,000 which has been deferred and amortized over the life of the lease. The Company recognized approximately $8,000 for the year ending 2015. Scheduled increases in monthly rent are included in the lease agreement. Rent expense under this agreement was approximately $85,000 for the year ending December 31, 2015. The Company, at its option, can extend the lease for two additional five-year terms. However, the Company opted not to renew the lease and it expired on July 1, 2015.

In 2005, the Company entered into a lease agreement for vehicles under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2017, 2016 and 2015 was $0.7 million, $1.5 million, and $2.3 million, respectively.

In 2016, the Company started transitioning its vehicle leases to a new lease agreement in an effort to update and expand its current fleet. The Company expects to fully transition all of its fleet vehicles to this new lease over the course of the next several years. Rental expense under this lease for the year ended December 31, 2017, and 2016 was $1.7 million, and $1.0 million, respectively. There was no rental expense at the end of December 31, 2015.

The Company leases its corporate office in Houston, Texas under a lease with an initial term of nine years.   In addition, the Company leases other facilities, including office space and yard facilities, under terms that range from one to five years.  The Company also leases short-term field office space at its various construction sites for the duration of the projects.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 are as follows:

Amount
Year ended December 31,
2018	$7,371
2019	6,560
2020	5,364
2021	3,247
2022	1,824
Thereafter	12,947
$37,313

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

18.    Segment Information

The Company currently operates in two reportable segments: marine and concrete. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments. Segment information for the periods presented is provided as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Marine
Contract revenues	$285,736	$284,632
Operating loss	(18,406)	(12,403)
Depreciation and amortization expense	(20,370)	(21,398)

Total assets	$260,935	$279,362
Property, plant and equipment, net	128,421	143,425

Concrete
Contract revenues	$292,817	$293,604
Operating income	19,944	16,477
Depreciation and amortization expense	(9,121)	(12,764)

Total assets	$172,350	$168,314
Property, plant and equipment, net	17,857	14,657

There were no intersegment revenues between the Company's two reportable segments for the years ended December 31, 2017 and 2016. The marine segment had foreign revenues of $9.4 million and $7.4 million, respectively, for the years ended December 31, 2017 and 2016. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid in U.S. dollars. There was no foreign revenue for the concrete segment.

19.    Related Party Transactions

Upon the completion of the TAS acquisition, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the concrete segment. Annual lease expense was approximately $478,000 and $820,000 for the years ending December 31, 2017 and 2016, respectively. Due to the resignation of this employee, these transactions ceased to be related party transactions as of July 31, 2017 and resulted in a lower annual lease expense for 2017 compared to 2016.

20.    Selected Quarterly Financial Data

The following tables set forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2017.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2017
Revenues	$138,757	$137,420	$140,162	$162,214	$578,553
Gross profit	12,985	15,397	10,757	27,751	66,890
Operating (loss) income	(1,482)	(2,466)	(5,354)	10,840	1,538
(Loss) income before income taxes	(2,827)	(3,917)	(6,703)	9,306	(4,141)
Net (loss) income	(1,808)	(2,293)	(5,037)	9,538	400
(Loss) earnings per share:
Basic	$(0.07)	$(0.08)	$(0.18)	$0.34	$0.01
Diluted	$(0.07)	$(0.08)	$(0.18)	$0.34	$0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total Year
	(in thousands, except per share data)
2016
Revenues	$129,623	$140,301	$164,017	$144,295		$578,236
Gross profit	14,710	16,946	24,169	11,657		67,482
Operating (loss) income	(455)	281	9,531	(5,283)		4,074
(Loss) income before income taxes	(1,958)	(1,310)	7,963	(6,734)		(2,039)
Net (loss) income	(1,208)	(808)	4,739	(6,343)	(1)	(3,620)
(Loss) earnings per share:
Basic	$(0.04)	$(0.03)	$0.17	$(0.23)		$(0.13)
Diluted	$(0.04)	$(0.03)	$0.17	$(0.23)		$(0.13)

(1) - Fourth quarter 2016 net loss includes $0.8 million of tax expense that represents an out of period adjustment associated with deferred taxes. Management evaluated the effect of the adjustment on the Company's financial statements based on SEC Staff Accounting Bulleting ("SAB") No. 99 and SAB 108 and concluded that it was immaterial to the current and prior year's financial statements.

ORION GROUP HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deduction	Balance at the End of the Period

Year ended December 31, 2015
Provision for Doubtful Accounts	$—	$22	$(22)	$—
Year ended December 31, 2016
Provision for Doubtful Accounts	$—	$—	$—	$—
Year ended December 31, 2017
Provision for Doubtful Accounts	$—	$—	$—	$—