Form 10-Q
period 2018-03-31
Orion Group Holdings Inc
filed 2018-05-04
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_________
Commission File Number: 1-33891

 ORION GROUP HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	26-0097459
(State of incorporation)	(I.R.S. Employer Identification Number)

12000 Aerospace Avenue, Suite 300 Houston, Texas	77034
(Address of principal executive offices)	(Zip Code)

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
Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of May 4, 2018, 28,309,937 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ORION GROUP HOLDINGS, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2018

Part I - Financial Information
Item 1 Financial Statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$9,201	$9,086
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	72,714	84,953
Retainage	39,568	39,189
Other current	4,612	3,706
Income taxes receivable	388	339
Inventory	3,719	4,386
Costs and estimated earnings in excess of billings on uncompleted contracts	42,706	46,006
Prepaid expenses and other	6,408	4,124
Total current assets	179,316	191,789
Property and equipment, net	144,868	146,278
Inventory, non-current	4,894	4,915
Goodwill	69,483	69,483
Intangible assets, net of amortization	17,328	18,175
Other non-current	6,544	2,645
Total assets	$422,433	$433,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$17,931	$22,756
Accounts payable:
Trade	36,130	45,194
Retainage	2,369	1,990
Accrued liabilities	15,642	17,873
Taxes payable	238	256
Billings in excess of costs and estimated earnings on uncompleted contracts	35,769	33,923
Total current liabilities	108,079	121,992
Long-term debt, net of debt issuance costs	59,972	63,185
Other long-term liabilities	3,521	3,573
Deferred income taxes	14,361	13,243
Interest rate swap liability	—	26
Total liabilities	185,933	202,019

Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 29,007,726 and 28,860,961 issued; 28,296,502 and 28,149,737 outstanding at March 31, 2018 and December 31, 2017, respectively	290	288
Treasury stock, 711,231 shares, at cost, as of March 31, 2018 and December 31, 2017, respectively	(6,540)	(6,540)
Other comprehensive income (loss)	243	(26)
Additional paid-in capital	175,845	174,697
Retained earnings	66,662	62,847
Total stockholders’ equity	236,500	231,266
Total liabilities and stockholders’ equity	$422,433	$433,285
The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended March 31,
	2018	2017
Contract revenues	$136,843	$138,757
Costs of contract revenues	121,021	125,772
Gross profit	15,822	12,985
Selling, general and administrative expenses	15,014	14,979
Gain on sale of assets, net	(813)	(512)
Other gain from continuing operations	(5,448)	—
Operating income (loss) from operations	7,069	(1,482)
Other (expense) income
Other (expense) income	(2)	10
Interest expense	(1,477)	(1,355)
Other expense, net	(1,479)	(1,345)
Income (loss) before income taxes	5,590	(2,827)
Income tax expense (benefit)	1,489	(1,019)
Net income (loss)	$4,101	$(1,808)

Basic income (loss) per share	$0.15	$(0.07)
Diluted income (loss) per share	$0.14	$(0.07)
Shares used to compute income (loss) per share:
Basic	28,143,791	27,786,087
Diluted	28,369,762	27,786,087

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net income (loss)	$4,101	$(1,808)
Change in fair value of cash flow hedge, net of tax expense of $93 and $40 for the three months ended March 31, 2018, and March 31, 2017, respectively	269	196
Total comprehensive income (loss)	$4,370	$(1,612)

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Other Comprehensive Income/Loss	Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	28,860,961	$288	(711,231)	$(6,540)	$(26)	$174,697	$62,847	$231,266
Adoption of ASC 606 (Note 2)	—	—	—	—	—	—	(286)	(286)
Stock-based compensation	—	—	—	—	—	334	—	334
Exercise of stock options	146,765	2	—	—	—	814	—	816
Cash flow hedge (net of tax)	—	—	—	—	269	—	—	269
Net income	—	—	—	—	—	—	4,101	4,101
Balance, March 31, 2018	29,007,726	$290	(711,231)	$(6,540)	$243	$175,845	$66,662	$236,500

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,101	$(1,808)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization	6,780	7,528
Deferred financing cost amortization	337	301
Deferred income taxes	1,117	(550)
Stock-based compensation	334	350
Gain on sale of property and equipment	(813)	(512)
Other gain from continuing operations	(5,448)	—
Change in operating assets and liabilities:
Accounts receivable	10,954	18,436
Income tax receivable	(49)	34
Inventory	688	(126)
Prepaid expenses and other	(437)	156
Costs and estimated earnings in excess of billings on uncompleted contracts	3,300	(6,326)
Accounts payable	(9,505)	1,087
Accrued liabilities	(2,283)	(3,990)
Income tax payable	(19)	(419)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,846	(3,117)
Other	(286)	—
Net cash provided by operating activities	10,617	11,044
Cash flows from investing activities:
Proceeds from sale of property and equipment	306	839
Purchase of property and equipment	(4,346)	(2,103)
Contributions to CSV life insurance	(146)	(127)
Proceeds from return of investment	93	—
Insurance claim proceeds related to property and equipment	1,150	—
Net cash used in investing activities	(2,943)	(1,391)
Cash flows from financing activities:
Borrowings from Credit Facility	—	10,000
Payments made on borrowings from Credit Facility	(8,375)	(19,031)
Exercise of stock options	816	623
Net cash used in financing activities	(7,559)	(8,408)
Net change in cash and cash equivalents	115	1,245
Cash and cash equivalents at beginning of period	9,086	305
Cash and cash equivalents at end of period	$9,201	$1,550
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,163	$1,073
Taxes, net of refunds	$25	$(84)

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

The tools used by the chief operating decision maker to allocate resources and assess performance are based on two reportable and operating segments: marine, which operates under the Orion Marine Group brand and logo, and concrete, which operates under the TAS Commercial Concrete brand and logo.
Although we describe the business in this report in terms of the services the Company provides, its base of customers and the areas in which it operates, the Company has determined that its operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 - Segment Reporting.
In making this determination, the Company considered the similar economic characteristics of its operations that comprise its marine segment. For the marine segment, the methods used, and the internal processes employed, to deliver marine construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment has the same customers with similar funding drivers, and it complies with regulatory environments driven through Federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency and U.S. Occupational Safety and Health Administration ("OSHA"), among others. Additionally, the segment is driven by macro-economic considerations including the level of import/export seaborne transportation, development of energy-related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across the segment.

For the concrete segment, the Company also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed, to deliver concrete construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment complies with regulatory environments such as OSHA. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational development, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for future prospects and are similar across the segment.
Basis of Presentation
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2017 Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2.    Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates. Please refer to Note 2 of the Notes to Consolidated Financial Statements included in our 2017 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements which are not discussed below.

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

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018, using the modified retrospective method. The Company recognized the cumulative effect of initially adopting Topic 606 guidance as an adjustment to the beginning balance of retained earnings. Contracts with customers that were not substantially complete in both the Company’s marine and concrete segments were evaluated in order to determine the impact as of the date of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company’s revenue is derived from contracts to provide marine construction, dredging, turnkey concrete services, and other specialty services. The Company’s projects are typically short in duration and usually span a period of less than one year. The Company determines the appropriate accounting treatment for each contract before work begins and generally records revenue on contracts over time.

Performance obligations are promises in a contract to transfer distinct goods or services to the customer and are the unit of account under Topic 606. The Company's contracts and related change orders typically represent a single performance obligation because individual goods and services are not separately identifiable and the Company provides a significant integration service. Revenue is recognized over time because control is continuously transferred to the customer. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using our best estimate of the stand-alone selling price of each distinct good or service. Progress is measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Upfront costs incurred to mobilize personnel and equipment prior to satisfying a performance obligation are capitalized and amortized over the contract performance period.

Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and reported revenue and are recognized in the period in which the revisions are determined. The effect of changes in estimates of contract revenue or contract costs is recognized as an adjustment to recognized revenue on cumulative catch-up basis. When losses on uncompleted contracts are anticipated, the entire loss is recognized in the period in which such losses are determined. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable

Contract revenue is derived from the original contract price as modified by agreed-upon change orders and estimates of variable consideration related to incentive fees and change orders or claims for which price has not yet been agreed by the customer. The Company estimates variable consideration based on the most likely amount to which it expects to be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative recognized revenue will not occur. As of March 31, 2018, approximately $12.3 million of claims against customers has been recognized and is reflected on the Company's Consolidated Balance Sheet under Costs and estimated earnings in excess of billings on uncompleted contracts. The Company believes collection of these claims is probable, although the full amount of the recorded claims may not be collected.

Contract assets and liabilities include the following:

•	Accounts Receivable: Trade, net of allowance - Represent amounts billed and currently due from customers and are stated at their net estimated realizable value.

•
Accounts Receivable: Retainage - Represent amounts which have not been billed to customers or paid pursuant to retainage provisions in construction contracts, which generally become payable upon contract completion and acceptance by the customer.

•
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts - Represent revenues recognized in excess of amounts billed, which management believes will be billed and collected within one year of the completion of the contract (i.e. Contract Assets) and are recorded as a current asset.

•	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts - Represent billings in excess of revenues recognized (i.e. Contract Liabilities) and are recorded as a current liability.

The Company’s evaluation of its construction contracts under the new standard focused on the following areas which have the most significant impact on the amount and timing of revenue recognized:

•
Performance Obligations - Construction contracts with customers, including those related to contract modifications, were reviewed to determine if there were any multiple performance obligations. Based on our review, a limited number of contracts in the marine segment and no contracts in the concrete segment were identified as having multiple performance obligations. The net impact on retained earnings as of January 1, 2018 and gross profit for the three months ended March 31, 2018 was not material.

•
Upfront Costs - These costs were required to be capitalized as assets and were recorded as part of Costs and estimated earnings in excess of billings on uncompleted contracts in the Company’s Consolidated Balance Sheets and amortized over the expected duration of the contract as part of Costs of contract revenues in the Company’s Consolidated Statements of Operations. If the expected completion date of the contract changes, the amortization period will be recalculated and adjusted prospectively. The amortization of such costs for the Company are generally comprised of costs incurred to mobilize equipment and labor to a job site or other upfront costs such as bonds or insurance, which had been expensed as incurred in prior periods. Based on our review, certain contracts in the marine segment were identified as having material upfront costs. The Company also reviewed contracts for the concrete segment and while certain contracts within the segment were identified as having upfront costs, they were not considered material.

The following table summarizes the cumulative effect of the changes made to the Company’s unaudited Consolidated Balance Sheet as of January 1, 2018 from the adoption of Topic 606:

	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$46,006	$1,383	$47,389
Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$33,923	$1,745	$35,668
Deferred income taxes	13,243	(76)	13,167
Equity
Retained earnings	$62,847	$(286)	$62,561

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed, or is partially completed and excludes unexercised contract options and potential orders. As of March 31, 2018, the aggregate amount of the remaining performance obligations was approximately $355.3 million.

Of this amount, the Company expects to recognize $323.9 million, or 93%, in the next 12 months and the remaining balance thereafter.

The following tables summarize the impact of adopting Topic 606 on the Company’s unaudited Consolidated Balance Sheet as of March 31, 2018 and Statement of Operations for the three months ended March 31, 2018:

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher (Lower)
Assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$42,706	$42,959	$(253)
Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$35,769	$36,099	$(330)
Deferred income taxes	14,361	14,338	23
Equity
Retained earnings	$66,662	$66,608	$54

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher (Lower)

Contract revenues	$136,843	$136,513	$330
Cost of contract revenues	121,021	120,768	253
Gross profit	15,822	15,745	77
Income tax expense	1,489	1,466	23
Net income	$4,101	$4,047	$54

Basic income per share	$0.15	$0.14	$0.01
Diluted income per share	$0.14	$0.14	$—

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at March 31, 2018 and December 31, 2017 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of March 31, 2018 and December 31, 2017. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2018 and December 31, 2017, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retainage at March 31, 2018 totaled $39.6 million, of which $5.2 million is expected to be collected beyond March 31, 2019. Retainage at December 31, 2017 totaled $39.2 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of March 31, 2018 and December 31, 2017.

Fair Value Measurements

The Company evaluates and presents certain amounts included in the accompanying consolidated financial statements at “fair value” in accordance with U.S. GAAP, which requires the Company to base its estimates on assumptions that market participants, in an orderly transaction, would use to price an asset or liability, and to establish a hierarchy that prioritizes the information used to determine fair value.  Refer to Note 9 for more information regarding fair value determination.

The Company generally applies fair value valuation techniques on a non-recurring basis associated with (1) valuing assets and liabilities acquired in connection with business combinations and other transactions; (2) valuing potential impairment loss related to long-lived assets; and (3) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets.

Inventory

Current inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or net realizable value. Where shipping and handling costs are incurred by the Company, these charges are included in inventory and charged to cost of contract revenue upon use. Non-current inventory consists of spare parts (including engines, cutters and gears) that require special order or long-lead times for manufacture or fabrication, but must be kept on hand to reduce downtime. Refer to Note 8 for more information regarding inventory.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of March 31, 2018 and December 31, 2017.

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  Goodwill represents the costs in excess of fair values assigned to the identifiable assets acquired and liabilities assumed in the acquisition.  In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually at a reporting unit level (as of October 31 of each year) or more frequently if events or circumstances indicate that the asset may be impaired. The Company determined that its operations comprise two reporting units for goodwill impairment testing, which match its two operating segments for financial reporting. Tests of impairment require a two-step process to be performed to analyze whether or not goodwill has been impaired. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, quantifies the impairment.

The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples, discounted cash flows, and consideration of its market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates, weighted average cost of capital and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. Other considerations are assumptions that market participants may use in analysis of comparable companies. The underlying assumptions used for determining fair value, as discussed above, require significant judgment and are susceptible to change from period to period and could potentially cause a material impact to the income statement. In the future, the Company's estimated fair value could be negatively impacted by extended declines in its stock price, changes in macroeconomic indicators, sustained operating losses and other factors which may affect our assessment of fair value.

See Note 10 for additional discussion of goodwill and related goodwill impairment testing.

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

See Note 10 for additional discussion of intangible assets and trade name impairment testing.

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

See Note 13 for additional discussion of income taxes and the Tax Cuts and Jobs Act (the "Act'), which was enacted and signed into law on December 22, 2017.

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

The accrued liability for insurance includes incurred but not reported claims of $5.3 million and $5.2 million at March 31, 2018 and December 31, 2017, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this update to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company anticipates the most significant of the amendments to our organization to be the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company has established a steering committee to analyze the potential impact of the new standard and identify potential differences that will result from adopting the standard. The Company is currently in the process of assessing the effects of adoption on the Company's financial statements.

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

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The FASB issued this update to provide an optional transition on practical expedient that, if elected, would not require companies to reconsider its accounting for existing or expired land easements before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company is currently in the process of assessing the effects of adoption on the Company's financial statements.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3.    Revenue

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenue by service line for the marine and concrete segments:

Three Months Ended March 31, 2018
Marine Segment
Construction	$42,375
Dredging	17,011
Specialty Services	3,405
Marine segment contract revenues	$62,791

Concrete Segment
Structural	$17,372
Light Commercial	56,493
Other	187
Concrete segment contract revenues	$74,052

Total contract revenues	$136,843

Although the Company has disaggregated its contract revenues here in terms of services provided, it believes its operations comprise two reportable segments pursuant to FASB ASC Topic 280, Segment Reporting. In making this determination, the Company considered the similar characteristics of its operations as discussed in Note 1. Additionally, as discussed, both the marine and concrete segments have limited contracts with multiple performance obligations.  The Company’s contracts often combine multiple services, such as engineering, dredging, diving and construction, into one distinct finished product which is transferred to the customer.  These contracts are often estimated and bid as one project and evaluated on performance as one project, not by individual services performed by each.  Both the marine and concrete segments have a single chief operating decision maker (“CODM”) for the entire segment, not by service lines of the segments.  Resources are allocated by segment and financial and budgetary information is compiled and reviewed by segment, not service line.

Marine Segment
Construction services include construction, restoration, maintenance, dredging and repair of marine transportation facilities, marine pipelines, bridges and causeways and marine environmental structures. Dredging services generally enhance or preserve the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Specialty services include design, salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair.

Concrete Segment
Structural services include elevated concrete pouring for products such as columns, elevated beams and structural walls. Light commercial services include horizontally poured concrete for products such as sidewalks, ramps, tilt walls and trenches. Other services comprise labor related to concrete pouring such as rebar installation and pumping services and typically support our structural and light commercial services.

4.    Business Acquisition

On April 9, 2017, TAS Commercial Concrete Construction, LLC ("TAS"), a wholly owned subsidiary of the Company entered into a Stock Purchase Agreement (the "Agreement") for the purchase of all the issued and outstanding shares (the "shares") of Tony Bagliore Concrete, Inc., a Texas corporation ("TBC"). The Company and the two sole shareholders of TBC closed the purchase transactions on April 10, 2017 (the "Closing Date"). Upon the terms of and subject to the conditions set forth in the Agreement, the total aggregate consideration paid on the Closing Date by the Company to the sellers for the shares was $6.0 million in cash. In addition however, if certain target considerations are met in future periods, an additional cash payment of up to $2.0 million will become payable to the sellers.

The purpose of the acquisition was primarily to achieve growth by expanding the Company's current service offerings in addition to expansion into new markets. The tangible assets acquired include accounts receivable, retainage and fixed assets.

Under the acquisition method of accounting, the total acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of TBC based on their estimated fair values as of the closing of the acquisition. The table below outlines the total actual acquisition consideration allocated to the fair values of TBC’s tangible and intangible assets and liabilities as of April 9, 2017 and subsequent adjustments:

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
The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill of $3.1 million arising from the acquisition consists primarily of synergies and business opportunities expected to be realized from the purchase of the business. The goodwill is not deductible for income tax purposes.

Finite-lived intangible assets include customer relationships and contractual backlog. (See Note 10).
The fixed assets acquired include construction equipment and automobiles and trucks and will be depreciated in accordance with Company policy, generally 3 to 15 years.
As stated in the Agreement, the Company has agreed to pay the sellers up to $2.0 million in cash, if earned, as additional purchase consideration. The seller's right to receive the contingent consideration, if any, shall be based on the Company's achievement of certain future financial targets. The Company measured the fair value of the contingent consideration at the April 9, 2017 acquisition date, and determined that fair value to be approximately $0.5 million, as shown above. This amount of contingent liability is classified on the Consolidated Balance Sheets as other long-term liabilities.
Pro Forma Results (unaudited)
The results and operations of TBC have been included in the Consolidated Statements of Operations since the acquisition date of April 9, 2017. The Company has calculated the pro forma impact of the acquisition of TBC on its operating results for the three months ended March 31, 2017.

For the Three Months Ended
March 31, 2017
Contract revenues	$143,934
Operating loss from operations	$(1,743)
Net loss	$(1,998)
Basic loss per share	$(0.07)
Diluted loss per share	$(0.07)
The Company derived the pro forma results of the acquisition based upon historical financial information obtained from the seller and certain management assumptions. The pro forma adjustments related to incremental amortization expense associated with the acquired finite-lived intangible assets and interest expense associated with borrowings to effect the transaction, assuming a January 1, 2017 effective transaction date. In addition, the tax impact of these adjustments was calculated at a 35% statutory rate.

These pro forma results are not necessarily indicative of the results that would have been obtained had the acquisition of TBC been completed on January 1 of the respective period, or that may be obtained in the future.

5.    Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018		December 31, 2017
Federal Government	$4,137	4%	$3,509	3%
State Governments	6,745	6%	4,503	3%
Local Governments	17,593	16%	18,256	15%
Private Companies	83,807	74%	97,874	79%
Total current receivables	$112,282	100%	$124,142	100%

At March 31, 2018 and December 31, 2017, no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three months ended March 31, 2018 and 2017, respectively:

	Three months ended March 31,
	2018	%	2017	%
Federal Government	$13,023	10%	$19,731	14%
State Governments	8,376	6%	12,019	9%
Local Government	23,230	17%	23,827	17%
Private Companies	92,214	67%	83,180	60%
Total contract revenues	$136,843	100%	$138,757	100%

In the three months ended March 31, 2018 and 2017, no single customer generated more than 10% of total contract revenues.

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

6.     Contracts in Progress

Contracts in progress are as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$774,033	$668,848
Estimated earnings	131,265	120,751
	905,298	789,599
Less: Billings to date	(898,361)	(777,516)
	$6,937	$12,083
Included in the accompanying Consolidated Balance Sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$42,706	$46,006
Billings in excess of costs and estimated earnings on uncompleted contracts	(35,769)	(33,923)
	$6,937	$12,083

As of March 31, 2018 and December 31, 2017, included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $12.3 million related to claims and unapproved change orders. Revenue recognized for the three months ended March 31, 2018 that was included in Billings in excess of costs and estimated earnings on uncompleted contracts (i.e. Contract Liabilities) as of December 31, 2017 was approximately $6.7 million

7.    Property and Equipment

The following is a summary of property and equipment at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Automobiles and trucks	$1,863	$1,940
Building and improvements	38,053	38,062
Construction equipment	153,309	166,203
Vessels and other equipment	94,945	85,113
Office equipment	7,092	8,039
	295,262	299,357
Less: accumulated depreciation	(192,480)	(191,407)
Net book value of depreciable assets	102,782	107,950
Construction in progress	4,003	245
Land	38,083	38,083
	$144,868	$146,278

For the three months ended March 31, 2018 and 2017, depreciation expense was $5.9 million and $6.3 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 12).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company's consolidated financial statements for further discussion of property and equipment.

8.    Inventory

Current inventory at March 31, 2018 and December 31, 2017, of $3.7 million and $4.4 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at March 31, 2018 and December 31, 2017 of $4.9 million and $4.9 million, respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

9.    Fair Value

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

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
March 31, 2018
Assets:
Cash surrender value of life insurance policy	$1,893	—	$1,893	—
Derivatives	$324	—	$324	—
December 31, 2017
Assets:
Cash surrender value of life insurance policy	$1,712	—	$1,712	—
Liabilities:
Derivatives	$38	—	$38	—

The Company's derivatives, which are comprised of interest rate swaps, are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty. These derivatives are classified as a Level 2 measurement within the fair value hierarchy. See Note 12 for additional information on the Company's derivative instrument.

Our concrete segment has life insurance policies covering four employees with a combined face value of $11.1 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other non-current" asset section in the Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company's debt at March 31, 2018 and December 31, 2017 approximated its carrying value of $80.4 million and $88.8 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

10.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Beginning balance, January 1	$69,483	$66,351
Additions	—	3,132
Ending balance	$69,483	$69,483

At March 31, 2018, goodwill totaled $69.5 million, of which $33.8 million relates to the marine segment and $35.7 million relates to the concrete segment.

As discussed previously in Note 2, goodwill is reviewed at a reporting unit level for impairment annually as of October 31st or whenever circumstances arise that indicate a possible impairment might exist. Test of impairment requires a two-step process to be performed to analyze whether or not goodwill has been impaired. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, quantifies the impairment. No indicatiors of goodwill impairment were identified during the three months ended March 31, 2018.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	Three months ended March 31,
	2018	2017
Intangible assets, January 1	$35,240	$34,362
Additions	—	—
Total intangible assets, end of period	35,240	34,362

Accumulated amortization, January 1	$(23,955)	$(19,220)
Current year amortization	(847)	(1,270)
Total accumulated amortization	(24,802)	(20,490)

Net intangible assets, end of period	$10,438	$13,872

Finite-lived intangible assets were acquired as part of the purchase of TAS and TBC which includes only customer relationships. Customer relationships for TAS were valued at approximately $18.1 million and are currently being amortized over eight years. Customer relationships for TBC were valued at approximately $0.7 million and will be amortized over seven years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three months ended March 31, 2018, $0.8 million of amortization expense was recognized for these assets. Future expense remaining of approximately $10.4 million will be amortized as follows:

2018	2,544
2019	2,640
2020	2,069
2021	1,521
Thereafter	1,664
$10,438
Additionally, the Company has one indefinite-lived intangible asset, as described in Note 2. At March 31, 2018 the trade name was valued at approximately $6.9 million and no indicators of impairment existed.
11.    Accrued Liabilities

Accrued liabilities at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Accrued salaries, wages and benefits	$7,676	$9,632
Accrual for insurance liabilities	5,259	5,233
Property taxes	640	513
Sales taxes	1,813	1,836
Interest	23	46
Other accrued expenses	231	613
Total accrued liabilities	$15,642	$17,873

12.    Long-term Debt, Line of Credit and Derivatives

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

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees were approximately $4.5 million. During the first quarter of 2016, the Company executed the First Amendment to the Credit Agreement and additional costs were incurred of approximately $0.5 million. During the second quarter of 2017, the Company executed the Second Amendment to the Credit Agreement and during the third quarter of 2017, the Company executed the Third Amendment to the Credit Agreement. Additional costs were incurred of approximately $0.2 million and $0.6 million, respectively.

The quarterly weighted average interest rate for the Credit Facility as of March 31, 2018 was 4.95%.

The Company's obligations under debt arrangements consisted of the following:

	March 31, 2018			December 31, 2017
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Revolving line of credit	$5,000	$(154)	$4,846	$10,000	$(317)	$9,683
Term loan - current	13,500	(415)	13,085	13,500	(427)	13,073
Total current debt	18,500	(569)	17,931	23,500	(744)	22,756
Term loan - long-term	61,875	(1,903)	59,972	65,250	(2,065)	63,185
Total debt	$80,375	$(2,472)	$77,903	$88,750	$(2,809)	$85,941

(1) Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the First, Second, and Third Amendments to the Credit Agreement as previously discussed.

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

As of March 31, 2018, the outstanding balance on the revolving line of credit was $5.0 million and was designated as an adjusted LIBOR Rate Loan at a rate of 3.81%. There was $0.7 million in outstanding letters of credit as of March 31, 2018, which reduced the maximum borrowing availability on the revolving line of credit to $44.3 million. The Company made payments of $5.0 million on the outstanding revolving balance during the first quarter of 2018.

Provisions of the term loan

The original principal amount of $135.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At March 31, 2018, the outstanding term loan component of the Credit Facility totaled $75.4 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2018	10,125
2019	15,188
2020	50,062
$75,375

During the three months ended March 31, 2018, the Company made the scheduled quarterly principal payment of $3.4 million, which reduced the outstanding principal balance to $75.4 million as of March 31, 2018. The current portion of debt is $13.5 million and the non-current portion is $61.9 million. As of March 31, 2018, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.94%.

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

As of March 31, 2018, the Company was in compliance with all financial covenants.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of March 31, 2018 is $0.2 million, which is reflected in the balance sheet as an asset in Other non-current assets on the Consolidated Balance Sheets. The fair market value of the swaps as of March 31, 2018 is $0.3 million. See Note 9 for more information regarding the fair value of the Company's derivative instruments.

13.    Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. Income tax expense included in the Company’s accompanying Consolidated Statements of Operations were as follows (in thousands, except percentages):

	Three months ended March 31,
	2018	2017
Income tax expense (benefit)	$1,489	$(1,019)
Effective tax rate	26.6%	36.0%

The effective rate for the three months ended March 31, 2018 differed slightly from the Company's statutory federal rate of 21.0%. As discussed in Note 15, the Company treated the gain related to the settlement of a legal matter as a discrete item for the quarter and applied a tax rate of 23.0% to the balance.

The effective tax rate for the three months ended March 31, 2017 differed from the Company’s statutory federal rate of 35.0% primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, and a change in the valuation allowance.

The Company assessed the realizability of its deferred tax assets at March 31, 2018, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company does not expect that unrecognized tax benefits as of March 31, 2018 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. The Company's uncertain tax benefits, if recognized, would affect the Company's effective tax rate.

Enactment of Tax Reform

The Act made broad and complex changes to the U.S. tax code that significantly affected the Company's income tax rate. The Act, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%; limited the use of foreign tax credits to reduce U.S. income tax liability; eliminated the corporate alternative minimum tax ("AMT") and changed how existing AMT credits can be realized; allowed immediate expensing for qualified assets; created a new limitation on deductible interest expense; repealed the domestic production activities deduction; and limited the deductibility of certain executive compensation and other deductions.

In accordance with Staff Accounting Bulletin 118 (“SAB 118”), the Company recognized provisional tax impacts related to the re-measurement of its net deferred tax liabilities and the addition of a partial valuation allowance recorded against existing foreign tax credit carryforwards not expected to be utilized in future tax years during the year ended December 31, 2017. As of March 31, 2018, the Company has not made any measurement-period adjustments that materially impacted its 2018 effective tax rate. Such adjustments may be necessary in future periods due to additional guidance that may be issued, changes in assumptions made and the finalization of U.S. income tax positions with the filing of the Company's 2017 U.S. income tax return which will allow for the ability to conclude whether any further adjustments are necessary to its deferred tax assets and liabilities. Any adjustments to these provisional amounts will be reported as a component of income tax (benefit) expense in the reporting period in which any such adjustments are identified and no later than the fourth quarter of 2018. The Company will continue to analyze the Act in order to finalize any related impacts within the measurement period.

14.     Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. For the three month periods ended March 31, 2018 and March 31, 2017, the Company had 1,926,288 and 2,236,197 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2018	2017
Basic:
Weighted average shares outstanding	28,143,791	27,786,087
Diluted:
Total basic weighted average shares outstanding	28,143,791	27,786,087
Effect of dilutive securities:
Common stock options	225,971	—
Total weighted average shares outstanding assuming dilution	28,369,762	27,786,087
Shares of common stock issued from the exercise of stock options	146,765	103,855

15.    Stock-Based Compensation

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

The Company awards certain executives shares of performance based stock options, with 100% of shares to be earned based on the achievement of an objective return on invested capital measured over a two-year performance period. The Company evaluates the probability of achieving this each reporting period.

The Company applies a 3.2% and a 5.5% forfeiture rate, which gets compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis.

In the three months ended March 31, 2018 and 2017, compensation expense related to stock based awards outstanding was $0.3 million and $0.4 million, respectively.

In the three months ended March 31, 2018, 146,765 options were exercised, generating proceeds to the Company of $0.8 million. In the three months ended March 31, 2017, 103,855 options were exercised, generating proceeds to the Company of approximately $0.6 million.

At March 31, 2018, total unrecognized compensation expense related to unvested stock and options was approximately $2.5 million, which is expected to be recognized over a period of approximately two years.

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

A pending legal matter was settled for $5.5 million and $0.5 million, respectively, during the first quarter of 2018.  Settlement amounts were recorded in Other gain from continuing operations in the Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Consolidated Balance Sheets.  As of March 31, 2018, the current portion of the notes receivable was $1.8 million and the non-current portion was $4.2 million.  Legal fees related to this matter were expensed as incurred during the respective reporting period.

17.    Segment Information

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

	Three months ended March 31, 2018	Three months ended March 31, 2017
Marine
Contract revenues	$62,791	$67,180
Operating income (loss)	6,265	(7,707)
Depreciation and amortization expense	(4,731)	(5,255)

Total Assets	$255,484	$261,176
Property, Plant and Equipment, net	127,078	139,221

Concrete
Contract revenues	$74,052	$71,577
Operating income	804	6,225
Depreciation and amortization expense	(2,049)	(2,273)

Total Assets	$166,949	$170,262
Property, Plant and Equipment, net	17,790	14,695

Intersegment revenues between the Company's two reportable segments for the three months ended March 31, 2018 was less than $0.1 million. There were no intersegment revenues for the three months ended March 31, 2017. The marine segment had foreign revenues of approximately $6.0 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. These revenues are derived from projects in the Caribbean Basin and are paid in U.S. dollars. There was no foreign revenue for the concrete segment.

18.    Related Party Transactions

Upon the completion of the acquisition of TAS in August 2015, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the concrete segment. Annual lease expense was approximately $0.8 million, of which approximately $0.2 million represented lease expense during the three months ended March 31, 2017. Due to the resignation of this employee, these transactions ceased to be related party transactions as of July 31, 2017 and therefore, no related party lease expense existed after this date.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2017 audited consolidated financial statements and notes thereto included in our 2017 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K  and with our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report.

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

Most of our revenue is derived from fixed-price contracts. We generally record revenue on construction contracts over time, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. There are a number of factors that can create variability in contract performance and therefore impact the results of our operations. The most significant of these include the following:

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

First quarter 2018 recap and 2018 Outlook

During the first quarter, the Company had solid execution with strong market drivers, particularly in the marine segment. The concrete segment remained strong despite experiencing unfavorable weather patterns during the quarter which impacted production. The Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities. Overall, the Company remains pleased with the end market drivers across its business and continues to expect 2018 will see improvements over 2017.

Marine Segment

Demand for our marine construction services remains strong. We continue to see solid demand to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. Specifically, we continue to see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy. Over the long-term, we expect to see some bid opportunities in this sector from petrochemical-related customers, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities also remain solid, many of which are related to the completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the "RESTORE Act") throughout 2018. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers in the future.

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

Concrete Segment

Our concrete segment's demand also remains strong. The Texas building sector is in solid shape as its four major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for families and businesses to reside. Population growth throughout our markets continues to drive new distribution centers, education facilities, office expansion, retail and grocery establishments and new multi-family housing units. In Houston, warehouse construction and new education facilities continue to comprise a large portion of project mix. The Dallas-Fort Worth office continues its efforts to expand the services it offers beyond light commercial and will be targeting structural construction opportunities going forward. As anticipated, our Central Texas operations are performing well, as we are seeing solid project execution and expanding market share along the I-35 corridor. Sustained demand for concrete services in Houston and Dallas/Fort Worth markets, Austin, and San Antonio, coupled with the early progress being made in Central Texas, indicate the concrete segment should continue providing meaningful contribution to EBITDA throughout 2018.

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

Backlog for our marine segment at March 31, 2018 was $182.1 million, as compared with $238.4 million at March 31, 2017.

Backlog for our concrete segment at March 31, 2018 was $173.2 million, as compared with $156.4 million at March 31, 2017.

Three months ended March 31, 2018 compared with three months ended March 31, 2017

	Three months ended March 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$136,843	100.0%	$138,757	100.0%
Cost of contract revenues	121,021	88.4%	125,772	90.6%
Gross profit	15,822	11.6%	12,985	9.4%
Selling, general and administrative expenses	15,014	11.0%	14,979	10.8%
Gain on sale of assets, net	(813)	(0.6)%	(512)	(0.4)%
Other gain from continuing operations	(5,448)	(4.0)%	—	—
Operating income (loss) from operations	7,069	5.2%	(1,482)	(1.0)%
Other (expense) income
Other income	(2)	—%	10	—%
Interest expense	(1,477)	(1.1)%	(1,355)	(1.0)%
Other expense, net	(1,479)	(1.1)%	(1,345)	(1.0)%
Income (loss) before income taxes	5,590	4.1%	(2,827)	(2.0)%
Income tax expense (benefit)	1,489	1.1%	(1,019)	(0.7)%
Net income (loss)	$4,101	3.0%	$(1,808)	(1.3)%

Contract Revenues. Consolidated contract revenues for the three months ended March 31, 2018 were $136.8 million as compared with $138.8 million in the prior year period, which was a decrease of $1.9 million, or 1.4%. The slight decrease was primarily attributable to the timing and mix of projects, including weather pattern disruptions in the concrete segment, partially offset by the acquisition of TBC in April 2017.

Contract revenues generated from private sector customers for the marine segment represented 53.1% of segment contract revenues in the first quarter of 2018, or approximately $33.3 million as compared with $25.1 million or 37.3% for the prior year period. The increase in revenue was due to a shift in timing and mix of projects.

Contract revenues generated from public sector customers for the marine segment represented 46.9% of segment contract revenues in the first quarter of 2018, or approximately $29.5 million, as compared with $42.1 million or 62.7%, in the comparable prior year period. The decrease in revenue was due to a shift in timing and mix of projects.

Contract revenues in the concrete segment are primarily derived from private sector customers. Private sector customers represent $58.9 million, or 79.5%, of total contract revenues for the concrete segment in the first quarter of 2018, compared to $58.1 million, or 81.2% in the prior year period.

Gross Profit.   Gross profit was $15.8 million in the three months ended March 31, 2018, as compared with $13.0 million in the prior year period. Gross margin in the first quarter was 11.6%, as compared with 9.4% in the prior year period. Gross profit increased primarily due to strong operational performance, especially in the marine segment. This increase was partially offset by unfavorable weather patterns and competitive pressure in the Houston market in the first quarter of 2018, which impacted the concrete segment.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the first quarter of 2018 were $15.0 million which was comparable with the first quarter of 2017.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Expense (Benefit).  The Company recorded tax expense of approximately $1.5 million for the three months ended March 31, 2018. The Company has estimated its effective tax rate at 26.6% for the first quarter of 2018. This rate differed slightly from the Company’s statutory federal rate of 21.0%. As discussed in Note 15, the Company treated the gain related to the settlement of a legal matter as a discrete item for the quarter and applied a tax rate of 23.0% to the balance.

See Note 13 for additional discussion of income taxes and the Tax Cuts and Jobs Act (the "Act'), which was enacted and signed into law on December 22, 2017.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues:

Three months ended March 31, 2018 compared with three months ended March 31, 2017

	Three months ended March 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Segment	$62,791	45.9%	$67,180	48.4%
Concrete Segment	74,052	54.1%	71,577	51.6%
Total	$136,843	100.0%	$138,757	100.0%

Operating income (loss)
Marine Segment	$6,265	10.0%	$(7,707)	(11.5)%
Concrete Segment	804	1.1%	6,225	8.7%
Total	$7,069		$(1,482)

Marine Segment

Revenues for the marine segment for the three months ended March 31, 2018 were $62.8 million compared to $67.2 million for the three months ended March 31, 2017, a decrease of $4.4 million, or 6.5%. The decrease is primarily attributable to the timing and mix of projects.

Operating income for the marine segment for the three months ended March 31, 2018 was $6.3 million, compared to a $7.7 million operating loss for the three months ended March 31, 2017, an increase of $14.0 million. The increase is primarily due to solid operational performance of the segment. Additionally, the Company recognized a $5.4 million gain on the settlement of a legal matter in the first quarter of 2018. As a percentage of revenues, operating income for our marine segment was 10.0% for the three months ended March 31, 2018 compared to (11.5)% of operating loss for the three months ended March 31, 2017.

Concrete Segment

Revenues for our concrete segment for the three months ended March 31, 2018 were $74.1 million compared to $71.6 million for the three months ended March 31, 2017, an increase of $2.5 million, or 3.5%. This increase in revenue was primarily due to the acquisition of TBC in April 2017, partially offset by unfavorable weather patterns experienced during the first quarter of 2018 which impacted production and the timing and mix of projects.

Operating income for our concrete segment for the three months ended March 31, 2018 was $0.8 million, compared to $6.2 million for the three months ended March 31, 2017, a decrease of $5.4 million. The decrease was primarily driven by unfavorable weather patterns, timing and mix of projects and competitive pressure in the Houston market. As a percentage of revenues, operating income for our concrete segment was 1.1% for the three months ended March 31, 2018 compared to 8.7% for the three months ended March 31, 2017.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2018, our working capital was $71.2 million, as compared with $69.8 million at December 31, 2017. As of March 31, 2018, we had cash on hand of $9.2 million. Our borrowing capacity at March 31, 2018 was approximately $44.3 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Cash flows provided by operating activities	$10,617	$11,044
Cash flows used in investing activities	$(2,943)	$(1,391)
Cash flows used in financing activities	$(7,559)	$(8,408)

Capital expenditures (included in investing activities above)	$(4,346)	$(2,103)

Operating Activities. In the first quarter of 2018, the Company's operations provided approximately $10.6 million of net cash inflows, as compared with cash provided by operations in the prior year period of approximately $11.0 million. The decrease in cash between periods of $0.4 million was primarily attributable to changes in working capital driven by a reduction in accounts payable as well as the gain on the settlement of a lawsuit. This decrease was offset by the Company generating net income in the first quarter of 2018 versus a net loss in the prior year period.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $4.3 million in the three months ended March 31, 2018, as compared with $2.1 million in the comparable prior year period. The increase is primarily a result of timing of purchase of capital assets. The Company is on track to meet its projected capital expenditures budget for the current fiscal year.

Financing Activities. In the three months ended March 31, 2018, there were no draws on our revolving line of credit. We repaid $5.0 million on the revolver, as well as made our regularly scheduled debt payment on the term loan of $3.4 million for a total of $8.4 million in debt payments. In the comparable prior year period, we drew down $10.0 million from our revolving line of credit. Additionally we repaid $16.5 million on the revolver, as well as made our regularly scheduled debt payments on the term loan of $2.5 million for a total of $19.0 million in debt payments.

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

See Note 12 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company's Debt.

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

As of March 31, 2018, the Company was in compliance with all financial covenants.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of March 31, 2018 is $0.2 million which is reflected in the balance sheet as an asset in Other non-current assets on the Consolidated Balance Sheets. The fair market value of the swaps as of March 31, 2018 was $0.3 million. See Note 9 for more information regarding the fair value of the Company's derivative instruments.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At March 31, 2018, our maximum capacity under our current bonding arrangement was $500 million, with approximately $319 million of remaining availability. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At March 31, 2018, we had $80.4 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three month period of 4.95%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

Item 4.                      Controls and Procedures

•
Evaluation of Disclosure Controls and Procedures.  As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2018.

•
Changes in Internal Controls.  During the quarter ended March 31, 2018 , we implemented new controls related to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and the related Accounting Standards Updates (“Topic 606”). There were no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

For information about litigation involving us, see Note 16 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors", of our 2017 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended March 31, 2018.

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

* 31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
† 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Title 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* filed herewith
† furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

By:	/s/ Mark R. Stauffer
May 4, 2018	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
May 4, 2018	Christopher J. DeAlmeida
Executive Vice President and Chief Financial Officer