Form 10-Q
period 2018-06-30
Orion Group Holdings Inc
filed 2018-08-03
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of August 3, 2018, 28,891,297 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ORION GROUP HOLDINGS, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2018

Part I - Financial Information
Item 1 Financial Statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$6,281	$9,086
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	77,015	84,953
Retainage	37,909	39,189
Other current	3,942	3,706
Income taxes receivable	248	339
Inventory	3,878	4,386
Costs and estimated earnings in excess of billings on uncompleted contracts	53,287	46,006
Prepaid expenses and other	4,677	4,124
Total current assets	187,237	191,789
Property and equipment, net	147,683	146,278
Inventory, non-current	4,835	4,915
Goodwill	69,483	69,483
Intangible assets, net of amortization	16,481	18,175
Other non-current	6,550	2,645
Total assets	$432,269	$433,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$30,743	$22,756
Accounts payable:
Trade	37,500	45,194
Retainage	2,826	1,990
Accrued liabilities	18,218	17,873
Taxes payable	705	256
Billings in excess of costs and estimated earnings on uncompleted contracts	25,069	33,923
Total current liabilities	115,061	121,992
Long-term debt, net of debt issuance costs	57,094	63,185
Other long-term liabilities	4,904	3,573
Deferred income taxes	15,084	13,243
Interest rate swap liability	—	26
Total liabilities	192,143	202,019

Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 29,422,432 and 28,860,961 issued; 28,711,208 and 28,149,737 outstanding at June 30, 2018 and December 31, 2017, respectively	293	288
Treasury stock, 711,231 shares, at cost, as of June 30, 2018 and December 31, 2017, respectively	(6,540)	(6,540)
Other comprehensive income (loss)	320	(26)
Additional paid-in capital	177,142	174,697
Retained earnings	68,911	62,847
Total stockholders’ equity	240,126	231,266
Total liabilities and stockholders’ equity	$432,269	$433,285
The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Contract revenues	$159,767	$137,420	$296,610	$276,177
Costs of contract revenues	138,998	122,023	260,019	247,795
Gross profit	20,769	15,397	36,591	28,382
Selling, general and administrative expenses	16,864	17,528	31,878	32,507
(Gain) loss on sale of assets, net	(686)	335	(1,499)	(177)
Other gain from continuing operations	—	—	(5,448)	—
Operating income (loss) from operations	4,591	(2,466)	11,660	(3,948)
Other (expense) income
Other income	476	11	474	21
Interest income	47	—	47	—
Interest expense	(1,205)	(1,462)	(2,682)	(2,817)
Other expense, net	(682)	(1,451)	(2,161)	(2,796)
Income (loss) before income taxes	3,909	(3,917)	9,499	(6,744)
Income tax expense (benefit)	1,660	(1,624)	3,149	(2,643)
Net income (loss)	$2,249	$(2,293)	$6,350	$(4,101)

Basic income (loss) per share	$0.08	$(0.08)	$0.22	$(0.15)
Diluted income (loss) per share	$0.08	$(0.08)	$0.22	$(0.15)
Shares used to compute income (loss) per share:
Basic	28,309,004	27,941,814	28,243,400	27,867,090
Diluted	28,544,010	27,941,814	28,474,432	27,867,090

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$2,249	$(2,293)	$6,350	$(4,101)
Change in fair value of cash flow hedge, net of tax expense of $31 and $124 for the three and six months ended June 30, 2018, respectively and net of tax benefit of $59 and $99 for the three and six months ended June 30, 2017, respectively	77	(86)	346	110
Total comprehensive income (loss)	$2,326	$(2,379)	$6,696	$(3,991)

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	28,860,961	$288	(711,231)	$(6,540)	$(26)	$174,697	$62,847	$231,266
Adoption of ASC 606 (Note 2)	—	—	—	—	—	—	(286)	(286)
Stock-based compensation	—	—	—	—	—	1,151	—	1,151
Exercise of stock options	231,470	2	—	—	—	1,297	—	1,299
Issuance of restricted stock	331,095	3	—	—	—	(3)	—	—
Forfeiture of restricted stock	(1,094)	—	—	—	—	—	—	—
Cash flow hedge (net of tax)	—	—	—	—	346	—	—	346
Net income	—	—	—	—	—	—	6,350	6,350
Balance, June 30, 2018	29,422,432	$293	(711,231)	$(6,540)	$320	$177,142	$68,911	$240,126

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$6,350	$(4,101)
Adjustments to reconcile net income (loss) to net cash provided by (used in):
Operating activities:
Depreciation and amortization	14,211	15,119
Deferred financing cost amortization	646	631
Deferred income taxes	1,841	(760)
Stock-based compensation	1,151	1,207
Gain on sale of property and equipment	(1,499)	(177)
Other gain from continuing operations	(5,448)	—
Change in operating assets and liabilities:
Accounts receivable	8,983	17,742
Income tax receivable	91	(2,202)
Inventory	588	(5)
Prepaid expenses and other	1,482	720
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,282)	(1,853)
Accounts payable	(6,952)	(3,774)
Accrued liabilities	(962)	(1,989)
Income tax payable	449	(689)
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,854)	252
Other	(286)	—
Net cash provided by operating activities	4,509	20,121
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,070	5,547
Purchase of property and equipment	(11,911)	(3,689)
Contributions to CSV life insurance	(266)	(241)
Acquisition of TBC	—	(6,000)
Proceeds from return of investment	94	—
Insurance claim proceeds related to property and equipment	1,150	—
Net cash used in investing activities	(9,863)	(4,383)
Cash flows from financing activities:
Borrowings from Credit Facility	13,000	37,000
Payments made on borrowings from Credit Facility	(11,750)	(53,063)
Exercise of stock options	1,299	940
Net cash provided by (used in) financing activities	2,549	(15,123)
Net change in cash and cash equivalents	(2,805)	615
Cash and cash equivalents at beginning of period	9,086	305
Cash and cash equivalents at end of period	$6,281	$920
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,055	$2,193
Taxes, net of refunds	$404	$1,067

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

The tools used by the chief operating decision maker ("CODM") to allocate resources and assess performance are based on two reportable and operating segments: marine, which operates under the Orion Marine Group brand and logo, and concrete, which operates under the TAS Commercial Concrete brand and logo.
Although we describe the business in this report in terms of the services the Company provides, its base of customers and the areas in which it operates, the Company has determined that its operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Performance obligations are promises in a contract to transfer distinct goods or services to the customer and are the unit of account under Topic 606. The Company's contracts and related change orders typically represent a single performance obligation because individual goods and services are not separately identifiable and the Company provides a significant integrated service. Revenue is recognized over time because control is continuously transferred to the customer. For contracts with multiple performance obligations, the Company allocates the contract's transaction price to each performance obligation using its best estimate of the stand-alone selling price of each distinct good or service. Progress is measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Upfront costs incurred to mobilize personnel and equipment prior to satisfying a performance obligation are capitalized and amortized over the contract performance period.

Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and reported revenue and are recognized in the period in which the revisions are determined. The effect of changes in estimates of contract revenue or contract costs is recognized as an adjustment to recognized revenue on a cumulative catch-up basis. When losses on uncompleted contracts are anticipated, the entire loss is recognized in the period in which such losses are determined. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

Contract revenue is derived from the original contract price as modified by agreed-upon change orders and estimates of variable consideration related to incentive fees and change orders or claims for which price has not yet been agreed by the customer. The Company estimates variable consideration based on the most likely amount to which it expects to be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative recognized revenue will not occur. As of June 30, 2018, approximately $15.6 million of claims against customers has been recognized and is reflected on the Company's Consolidated Balance Sheet under "Costs and estimated earnings in excess of billings on uncompleted contracts." The Company believes collection of these claims is probable, although the full amount of the recorded claims may not be collected.

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

The Company’s evaluation of its construction contracts under the new standard focused on the following areas which have the most significant impact on the amount and timing of revenue recognized:

•
Performance Obligations - Construction contracts with customers, including those related to contract modifications, were reviewed to determine if there were any multiple performance obligations. Based on our review, a limited number of contracts in the marine segment and no contracts in the concrete segment were identified as having multiple performance obligations. The net impact on retained earnings as of January 1, 2018 and gross profit for the six months ended June 30, 2018 were not material.

•
Upfront Costs - These costs were required to be capitalized as assets and were recorded as part of "Costs and estimated earnings in excess of billings on uncompleted contracts" in the Company’s Consolidated Balance Sheets and amortized over the expected duration of the contract as part of "Costs of contract revenues" in the Company’s Consolidated Statements of Operations. If the expected completion date of the contract changes, the amortization period will be recalculated and adjusted prospectively. The amortization of such costs for the Company are generally comprised of initial costs incurred to mobilize equipment and labor to a job site or other upfront costs such as bonds or insurance prior to the "notice-to-proceed" date, which had been expensed as incurred in prior periods. Based on our review, certain contracts in the marine segment were identified as having material upfront costs. The Company also reviewed contracts for the concrete segment and while certain contracts within the segment were identified as having upfront costs, they were not considered material.

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

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed, or is partially completed and excludes unexercised contract options and potential orders. As of June 30, 2018, the aggregate amount of the remaining performance obligations was approximately $340.7 million. Of this amount, the Company expects to recognize $318.1 million, or 93%, in the next 12 months and the remaining balance thereafter.

The following tables summarize the impact of adopting Topic 606 on the Company’s unaudited Consolidated Balance Sheet as of June 30, 2018 and Statement of Operations for the six months ended June 30, 2018:

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher (Lower)
Assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$53,287	$53,764	$(477)
Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$25,069	$25,818	$(749)
Deferred income taxes	15,084	14,974	110
Equity
Retained earnings	$68,911	$68,749	$162

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher (Lower)

Contract revenues	$296,610	$295,861	$749
Cost of contract revenues	260,019	259,542	477
Gross profit	36,591	36,319	272
Income tax expense	3,149	3,039	110
Net income	$6,350	$6,188	$162

Basic income per share	$0.22	$0.22	$—
Diluted income per share	$0.22	$0.22	$—

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at June 30, 2018 and December 31, 2017 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of June 30, 2018 and December 31, 2017. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of June 30, 2018 and December 31, 2017, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retainage at June 30, 2018 totaled $37.9 million, of which $4.5 million is expected to be collected beyond June 30, 2019. Retainage at December 31, 2017 totaled $39.2 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of June 30, 2018 or December 31, 2017.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of June 30, 2018 or December 31, 2017.

Goodwill and Other Intangible Assets

Goodwill

The Company has acquired businesses and assets in purchase transactions that resulted in the recognition of goodwill.  Goodwill represents the costs in excess of fair values assigned to the identifiable assets acquired and liabilities assumed in the acquisition.  In accordance with U.S. GAAP, acquired goodwill is not amortized, but is subject to impairment testing at least annually at a reporting unit level (as of October 31 of each year) or more frequently if events or circumstances indicate the asset may be impaired. The Company determined its operations comprise two reporting units for goodwill impairment testing, which match its two operating segments for financial reporting. Tests of impairment require a two-step process to be performed to analyze whether or not goodwill has been impaired. The first step of this test used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, quantifies the impairment.

The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples, discounted cash flows and consideration of its market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates, weighted average cost of capital and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. Other considerations are assumptions that market participants may use in analysis of comparable companies. The underlying assumptions used for determining fair value, as discussed above, require significant judgment and are susceptible to change from period to period and could potentially cause a material impact to the income statement. In the future, the Company's estimated fair value could be negatively impacted by extended declines in its stock price, changes in macroeconomic indicators, sustained operating losses and other factors which may affect its assessment of fair value.

See Note 10 for additional discussion of goodwill and related goodwill impairment testing.

Intangible Assets

Intangible assets that have finite lives are amortized.  In addition, the Company evaluates the remaining useful life of intangible assets in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization.  If the estimate of an intangible asset’s remaining life is changed, the remaining carrying value of such asset is amortized prospectively over that revised remaining useful life. Intangible assets that have indefinite lives are not amortized, but are subject to impairment testing at least annually or more frequently if events or circumstances indicate the asset may be impaired.

The Company has one indefinite-lived intangible asset, a trade name, which is tested for impairment annually on October 31, or whenever events or circumstances indicate the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name's carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property, it does not have to "rent" the asset and is, therefore, "relieved" from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible asset to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.

See Note 10 for additional discussion of intangible assets and trade name impairment testing.

Stock-Based Compensation

The Company recognizes compensation expense for equity awards over the vesting period based on the fair value of these awards at the date of grant. The computed fair value of these awards is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions in the computation. Changes in these assumptions can cause significant fluctuations in the fair value of the option award. The fair value of restricted stock grants is equivalent to the fair value of the stock issued on the date of grant and is measured as the closing price of the stock on the date of grant.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. This assessment is updated on a periodic basis. See Note 15 for further discussion of the Company’s stock-based compensation plan.

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by U.S. GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision for income taxes, its deferred tax assets and liabilities and any valuation allowance to be recorded against any deferred tax asset. The current provision for income tax is based upon the current tax laws and the Company’s interpretation of these laws as well as the probable outcomes of any tax audits. The value of any net deferred tax asset depends upon estimates of the amount and category of future taxable income reduced by the amount of any tax benefits the Company does not expect to realize. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting the Company’s financial position and results of operations. The Company computes deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

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

See Note 13 for additional discussion of income taxes and the Tax Cuts and Jobs Act (the "Act"), which was enacted and signed into law on December 22, 2017.

Insurance Coverage

The Company maintains insurance coverage for its business and operations.  Insurance related to property, equipment, automobile, general liability and a portion of workers' compensation is provided through traditional policies, subject to a deductible or deductibles.  A portion of the Company's workers’ compensation exposure is covered through a mutual association, which is subject to supplemental calls.

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

Separately, the Company’s marine segment employee health care is provided through a trust administered by a third party.  Funding of the trust is based on current claims.  The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported.  The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss. Actual claims may vary from estimates. Any adjustments to such reserves are included in the Consolidated Results of Operations in the period in which they become known. The Company's concrete segment employee health care is provided through two policies.  A fully-funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, is expected to receive a partial refund after the policy expiration.

The accrued liability for insurance includes incurred but not reported claims of $5.1 million and $5.2 million at June 30, 2018 and December 31, 2017, respectively.

Recent Accounting Pronouncements

The FASB issues accounting standards and updates (each, an "ASU") from time to time to its ASC, which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB. The following are those recently issued ASUs most likely to affect the presentation of the Company's condensed consolidated financial statements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize lease assets (i.e. right-to-use assets) on the balance sheet. These are assets that represents the lessee's right to use or control the use of specified assets for the lease terms and lease liabilities, which are lessee's obligations to make lease payments arising from leases measured on a discounted basis, for all leases with terms longer than 12 months. Leases with terms of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Under the new standard, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company has developed a detailed plan to implement the new standard and, through a cross-functional steering committee, is assessing the impact of the new standard for all contractual arrangements that may qualify as leases. The Company expects the adoption of the new standard to have a material and equal increase to assets and liabilities on its consolidated balance sheets, primarily as a result of operating leases currently not recognized on its balance sheet.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The FASB issued this update to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The guidance should be applied on a prospective basis and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted but the Company does not anticipate the new standard will materially impact the financial statements unless goodwill impairment is recognized in the future.

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The FASB issued this update to provide an optional transition on practical expedient that, if elected, would not require companies to reconsider its accounting for existing or expired land easements before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company is currently in the process of assessing the effects of adoption on its financial statements, but it does not anticipate the new standard will materially impact the financial statements.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3.    Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Marine Segment
Construction	$52,860	$95,235
Dredging	23,472	40,483
Specialty Services	4,366	7,771
Marine segment contract revenues	$80,698	$143,489

Concrete Segment
Light Commercial	$62,189	$118,682
Structural	16,740	34,112
Other	140	327
Concrete segment contract revenues	$79,069	$153,121

Total contract revenues	$159,767	$296,610

Although the Company has disaggregated its contract revenues in terms of services provided, it believes its operations comprise two reportable segments pursuant to FASB ASC Topic 280, Segment Reporting. In making this determination, the Company considered the similar characteristics of its operations as discussed in Note 1. Additionally, as discussed, both the marine and concrete segments have limited contracts with multiple performance obligations.  The Company’s contracts often combine multiple services, such as engineering, dredging, diving and construction, into one distinct finished product which is transferred to the customer.  These contracts are often estimated and bid as one project and evaluated on performance as one project, not by individual services performed by each.  Both the marine and concrete segments have a single CODM for the entire segment, not by service lines of the segments.  Resources are allocated by segment, and financial and budgetary information is compiled and reviewed by segment, not service line.

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

Concrete Segment
Structural services include elevated concrete pouring for products such as columns, elevated beams and structural walls. Light commercial services include horizontally poured concrete for products such as sidewalks, ramps, tilt walls and trenches. Other services comprise labor related to concrete pouring such as rebar installation and pumping services and typically support the segment's structural and light commercial services.

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
As stated in the Agreement, the Company has agreed to pay the sellers up to $2.0 million in cash, if earned, as additional purchase consideration. The seller's right to receive the contingent consideration, if any, shall be based on the Company's achievement of certain future financial targets. The Company measured the fair value of the contingent consideration at the April 9, 2017 acquisition date, and determined the fair value to be approximately $0.5 million, as shown above. This amount of contingent liability is classified on the Consolidated Balance Sheets as other long-term liabilities.
Pro Forma Results (unaudited)
The results and operations of TBC have been included in the Consolidated Statements of Operations since the acquisition date of April 9, 2017. The Company has calculated the pro forma impact of the acquisition of TBC on its operating results for the six months ended June 30, 2017:

For the Six Months Ended
June 30, 2017
Contract revenues	$281,684
Operating loss from operations	$(4,510)
Net loss	$(4,464)
Basic loss per share	$(0.16)
Diluted loss per share	$(0.16)
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

5.    Concentration of Risk and Enterprise-Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018		December 31, 2017
Federal Government	$2,907	3%	$3,509	3%
State Governments	2,713	2%	4,503	3%
Local Governments	19,910	17%	18,256	15%
Private Companies	89,394	78%	97,874	79%
Total current receivables	$114,924	100%	$124,142	100%

At June 30, 2018 and December 31, 2017, no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and six months ended June 30, 2018 and 2017, respectively:

	Three months ended June 30,				Six months ended June 30,
	2018	%	2017	%	2018	%	2017	%
Federal Government	$16,077	10%	$18,360	13%	$29,100	10%	$38,092	14%
State Governments	9,898	6%	12,706	9%	18,274	6%	24,726	9%
Local Governments	20,522	13%	20,731	15%	43,752	15%	44,556	16%
Private Companies	113,270	71%	85,623	63%	205,484	69%	168,803	61%
Total contract revenues	$159,767	100%	$137,420	100%	$296,610	100%	$276,177	100%

In the three months ended June 30, 2018, a private customer generated 16% of total contract revenues. In the three months ended June 30, 2017, no single customer accounted for more than 10% of total contract revenues. In the six months ended June 30, 2018, a private customer generated 12% of total contract revenues. In the six months ended, June 30, 2017, no single customer accounted for more than 10% of total contract revenues.

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

6.     Contracts in Progress

Contracts in progress are as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$739,863	$668,848
Estimated earnings	140,773	120,751
	880,636	789,599
Less: Billings to date	(852,418)	(777,516)
	$28,218	$12,083
Included in the accompanying Consolidated Balance Sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$53,287	$46,006
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,069)	(33,923)
	$28,218	$12,083

As of June 30, 2018 and December 31, 2017, included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $15.6 million related to claims and unapproved change orders. Revenue recognized for the three and six months ended June 30, 2018 that was included in "Billings in excess of costs and estimated earnings on uncompleted contracts" (i.e. Contract Liabilities) as of December 31, 2017 was approximately $12.9 million and $19.6 million, respectively.

7.    Property and Equipment

The following is a summary of property and equipment at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Automobiles and trucks	$1,802	$1,940
Building and improvements	42,555	38,062
Construction equipment	156,695	166,203
Vessels and other equipment	95,736	85,113
Office equipment	7,416	8,039
	304,204	299,357
Less: Accumulated depreciation	(195,843)	(191,407)
Net book value of depreciable assets	108,361	107,950
Construction in progress	3,459	245
Land	35,863	38,083
	$147,683	$146,278

For the three months ended June 30, 2018 and 2017, depreciation expense was $6.6 million and $6.2 million, respectively. For each of the six months ended June 30, 2018 and 2017, depreciation expense was $12.5 million. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 12).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company's consolidated financial statements for further discussion of property and equipment.

8.    Inventory

Current inventory at June 30, 2018 and December 31, 2017, of $3.9 million and $4.4 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at June 30, 2018 and December 31, 2017 of $4.8 million and $4.9 million, respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

9.    Fair Value

Recurring Fair Value Measurements

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties.  Due to their short-term nature, the Company believes the carrying value of its accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair values.

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

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2018
Assets:
Cash surrender value of life insurance policy	$2,000	$—	$2,000	$—
Derivatives	$432	$—	$432	$—
December 31, 2017
Assets:
Cash surrender value of life insurance policy	$1,712	$—	$1,712	$—
Liabilities:
Derivatives	$38	$—	$38	$—

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of June 30, 2018. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other non-current" asset section in the Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company's debt at June 30, 2018 and December 31, 2017 approximated its carrying value of $90.0 million and $88.8 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

10.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Beginning balance, January 1	$69,483	$66,351
Additions	—	3,132
Ending balance	$69,483	$69,483

At June 30, 2018, goodwill totaled $69.5 million, of which $33.8 million relates to the marine segment and $35.7 million relates to the concrete segment.

As discussed previously in Note 2, goodwill is reviewed at a reporting unit level for impairment annually as of October 31 or whenever circumstances arise that indicate a possible impairment might exist. Test of impairment requires a two-step process to be performed to analyze whether or not goodwill has been impaired. The first step of this test used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, quantifies the impairment. No indicators of goodwill impairment were identified during the six months ended June 30, 2018.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	Six months ended June 30,
	2018	2017
Intangible assets, January 1	$35,240	$34,362
Additions	—	878
Total intangible assets, end of period	35,240	35,240

Accumulated amortization, January 1	$(23,955)	$(19,220)
Current year amortization	(1,694)	(2,613)
Total accumulated amortization	(25,649)	(21,833)

Net intangible assets, end of period	$9,591	$13,407

Finite-lived intangible assets were acquired as part of the purchases of TAS and TBC which includes customer relationships. Customer relationships for TAS were valued at approximately $18.1 million and are currently being amortized over eight years. Customer relationships for TBC were valued at approximately $0.7 million and are currently being amortized over seven years. Both of these assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the six months ended June 30, 2018, $1.7 million of amortization expense was recognized for these assets. Future expense remaining of approximately $9.6 million will be amortized as follows:

2018	1,694
2019	2,642
2020	2,071
2021	1,520
Thereafter	1,664
$9,591
Additionally, the Company has one indefinite-lived intangible asset, a trade name, as described in Note 2. At June 30, 2018 the trade name was valued at approximately $6.9 million and no indicators of impairment existed.
11.    Accrued Liabilities

Accrued liabilities at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Accrued salaries, wages and benefits	$8,683	$9,632
Accrual for insurance liabilities	5,128	5,233
Property taxes	1,121	513
Capital lease liability	996	—
Sales taxes	1,865	1,836
Interest	28	46
Other accrued expenses	397	613
Total accrued liabilities	$18,218	$17,873

12.    Long-term Debt, Line of Credit and Derivatives

The Company entered into a syndicated credit agreement (the "Credit Agreement") on August 5, 2015 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank and First Tennessee Bank NA. The primary purpose of the Credit Agreement was to finance the acquisition of TAS, to provide a revolving line of credit and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $50.0 million and a term loan with a commitment amount of $135.0 million (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries and may be used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin) or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. The rate for all loans at the time of loan origination was 4.75%. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on August 5, 2020.

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

The quarterly weighted average interest rate for the Credit Facility as of June 30, 2018 was 3.87%.

The Company's obligations under debt arrangements consisted of the following:

	June 30, 2018			December 31, 2017
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Revolving line of credit	$18,000	$(433)	$17,567	$10,000	$(317)	$9,683
Term loan - current	13,500	(324)	13,176	13,500	(427)	13,073
Total current debt	31,500	(757)	30,743	23,500	(744)	22,756
Term loan - long-term	58,500	(1,406)	57,094	65,250	(2,065)	63,185
Total debt	$90,000	$(2,163)	$87,837	$88,750	$(2,809)	$85,941

(1) Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the First, Second and Third Amendments to the Credit Agreement as previously discussed.

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

Revolving loans may be designated as Base Rate Loans or Adjusted LIBOR Rate Loans, at the Company’s request, and must be made in an aggregate minimum amount of $1.0 million and integral multiples of $250,000 in excess of that amount.  Swingline loans must be made in an aggregate minimum amount of $250,000 and integral multiples of $50,000 in excess of that amount. The Company may convert, change or modify such designations from time to time.

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceed the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, August 5, 2020, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving line of credit within one year, therefore, any outstanding balance is classified as current.

As of June 30, 2018, the outstanding balance on the revolving line of credit was $18.0 million and was designated as an adjusted LIBOR Rate Loan at a rate of 3.88%. There was also $0.7 million in outstanding letters of credit as of June 30, 2018, which reduced the maximum borrowing availability on the revolving line of credit to $31.3 million.

Provisions of the term loan

The original principal amount of $135.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At June 30, 2018, the outstanding term loan component of the Credit Facility totaled $72.0 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2018	6,750
2019	15,188
2020	50,062
$72,000

During the three months ended June 30, 2018, the Company made the scheduled quarterly principal payment of $3.4 million, which reduced the outstanding principal balance to $72.0 million as of June 30, 2018. The current portion of debt is $13.5 million and the non-current portion is $58.5 million. As of June 30, 2018, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.88%.

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
-Fiscal Quarter Ending March 31 and June 30, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending September 30, 2017 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

As of June 30, 2018, the Company was in compliance with all financial covenants.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the six months ended June 30, 2018 was $0.3 million, net of tax. The fair market value of the swaps as of June 30, 2018 was $0.4 million and net of tax was $0.3 million, which is reflected as an asset in "Other non-current assets" on the Consolidated Balance Sheets. See Note 9 for more information regarding the fair value of the Company's derivative instruments.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income tax expense (benefit)	$1,660	$(1,624)	$3,149	$(2,643)
Effective tax rate	42.5%	41.5%	33.1%	39.2%

The effective rate for the three and six months ended June 30, 2018 differed from the Company's statutory federal rate of 21.0% driven by the non-deductibility of certain permanent items, such as incentive stock compensation expense, and increase in the valuation allowance primarily related to state attributes. Partially offsetting the impact of these items for the six months ended June 30, 2018, the Company recorded a $5.4 million gain related to the settlement of a legal matter. The gain was treated as a discrete item and and tax effected at a rate of 23.0% which was significantly lower than the rate applied to income generated through normal business operations.

The effective tax rate for the three and six months ended June 30, 2017 differed from the Company’s statutory federal rate of 35.0% primarily due to state income taxes, the non-deductibility of certain permanent items, such as incentive stock compensation expense, a movement in the valuation allowance related to state attributes and a benefit related to the domestic production gross receipts deduction.

The Company assessed the realizability of its deferred tax assets at June 30, 2018, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company does not expect that unrecognized tax benefits as of June 30, 2018 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. The Company's uncertain tax benefits, if recognized, would affect its effective tax rate.

Enactment of Tax Reform

The Act made broad and complex changes to the U.S. tax code that significantly affected the Company's income tax rate. The Act, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%; limited the use of foreign tax credits to reduce U.S. income tax liability; repealed the corporate alternative minimum tax ("AMT") and changed how existing AMT credits can be realized; allowed immediate expensing for qualified assets; created a new limitation on deductible interest expense; repealed the domestic production activities deduction; and limited the deductibility of certain executive compensation and other deductions.

In accordance with Staff Accounting Bulletin 118 (“SAB 118”), the Company recognized provisional tax impacts related to the re-measurement of its net deferred tax liabilities and the addition of a partial valuation allowance recorded against existing foreign tax credit carryforwards not expected to be utilized in future tax years during the year ended December 31, 2017. As of June 30, 2018, the Company has not made any measurement-period adjustments that materially impacted its 2018 effective tax rate. Such adjustments may be necessary in future periods due to additional guidance that may be issued, changes in assumptions made and the finalization of U.S. income tax positions with the filing of the Company's 2017 U.S. income tax return which will allow for the ability to conclude whether any further adjustments are necessary to its deferred tax assets and liabilities. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are identified but no later than the fourth quarter of 2018. The Company will continue to analyze the Act in order to finalize any related impacts within the measurement period.

14.     Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three months ended June 30, 2018 and June 30, 2017, the Company had 2,012,481 and 2,251,034 securities, respectively, that were potentially dilutive in future earnings per share calculations. For the six months ended June 30, 2018 and June 30, 2017, the Company had 1,969,623 and 2,243,763 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company's stock over the exercise price and other components of the treasury stock method.

The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic:
Weighted average shares outstanding	28,309,004	27,941,814	28,243,400	27,867,090
Diluted:
Total basic weighted average shares outstanding	28,309,004	27,941,814	28,243,400	27,867,090
Effect of dilutive securities:
Common stock options	235,006	—	231,032	—
Total weighted average shares outstanding assuming dilution	28,544,010	27,941,814	28,474,432	27,867,090
Shares of common stock issued from the exercise of stock options	84,705	55,953	231,470	159,808

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

In the three months ended June 30, 2018 and 2017, compensation expense related to stock-based awards outstanding was $0.8 million and $0.9 million, respectively. In the six months ended June 30, 2018 and 2017, compensation expense related to stock-based awards outstanding was $1.1 million and $1.2 million, respectively.

In May 2018, the Company granted certain executives options to purchase 366,905 shares of common stock and used the Black Scholes option pricing model to estimate the fair value of these options using the following assumptions:

Grant-date fair value	$2.78
Risk-free interest rate	2.65%
Expected volatility	51.8%
Expected term of options (in years)	3.0
Dividend yield	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants. The expected term represents the period in which the Company's equity awards are expected to be outstanding.

Also, in May 2018, independent directors as well as certain officers and executives of the Company were awarded 331,095 shares of restricted common stock. This total number of shares included 60,320 shares, which were awarded to the independent directors and vested immediately on the date of grant, as well as 67,023 shares of performance-based stock awarded to certain executives. The performance-based stock will potentially vest at the end of fiscal year 2021, with 100% of the shares to be earned based on the achievement of an objective, tiered return on invested capital measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all shares awarded on the date of the grant was $7.46 per share.

In the three months ended June 30, 2018, 84,705 options were exercised, generating proceeds to the Company of $0.5 million. In the three months ended June 30, 2017, 55,953 options were exercised, generating proceeds to the Company of approximately $0.3 million. In the six months ended June 30, 2018, 231,470 options were exercised, generating proceeds to the Company of $1.3 million. In the six months ended June 30, 2017, 159,808 options were exercised, generating proceeds to the Company of $0.9 million.

At June 30, 2018, total unrecognized compensation expense related to unvested stock and options was approximately $5.2 million, which is expected to be recognized over a period of approximately two years.

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

A pending legal matter was settled for $5.5 million and $0.5 million, respectively, during the first quarter of 2018.  Settlement amounts were recorded in "Other gain from continuing operations" in the Consolidated Statement of Operations, "Prepaid expenses and other" (current portion of the notes receivable) and "Other non-current assets" (non-current portion of the notes receivable) in the Consolidated Balance Sheets.  As of June 30, 2018, the current portion of the note receivable was $0.8 million and the non-current portion was $4.0 million.  Legal fees related to this matter were expensed as incurred during the respective reporting period.

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

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Marine
Contract revenues	$80,698	$62,003	$143,489	$129,183
Operating income (loss)	3,642	(8,617)	9,907	(16,323)
Depreciation and amortization expense	(5,295)	(5,087)	(10,026)	(10,342)

Total Assets	$268,642	$252,348	$268,642	$252,348
Property, Plant and Equipment, net	128,047	135,492	128,047	$135,492

Concrete
Contract revenues	$79,069	$75,417	$153,121	$146,994
Operating income	949	6,150	1,753	12,375
Depreciation and amortization expense	(2,136)	(2,505)	(4,185)	(4,777)

Total Assets	$163,627	$174,124	$163,627	$174,124
Property, Plant and Equipment, net	19,636	16,009	19,636	16,009

Intersegment revenues between the Company's two reportable segments for the three and six months ended June 30, 2018 was $2.4 million, respectively. There were no intersegment revenues for the three and six months ended June 30, 2017. The marine segment had foreign revenues of $2.4 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $8.3 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. These revenues are derived from projects in the Caribbean Basin, and were paid in U.S. dollars. There was no foreign revenue for the concrete segment.

18.    Related Party Transactions

Upon the completion of the acquisition of TAS in August 2015, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the concrete segment. Annual lease expense was approximately $0.8 million, of which approximately $0.2 million and $0.4 million represented lease expense during the three and six months ended June 30, 2017, respectively. Due to the resignation of this employee, these transactions ceased to be related party transactions as of July 31, 2017 and therefore, no related party lease expense existed after this date.

19.    Subsequent Events

Subsequent to the end of the second quarter 2018, the Company initiated discussions with the lead bank regarding a Fourth Amendment to the Credit Agreement. The Fourth Amendment, which provides the Company with greater flexibility while reducing overall cost, was executed and effective as of July 31, 2018. The provisions of the Fourth Amendment will extend the maturity date of the Credit Facility to July 31, 2023 and will reduce the number of syndicate partners by one bank. The Fourth Amendment will also include changes to the amortization schedule of required payments on the term loan and will change the total commitment amounts of the Credit Facility to $60.0 million for the term loan and $100.0 million for the revolving line of credit and swingline loans. With the execution of the Fourth Amendment, the existing Credit Facility will be treated as an extinguishment of debt and accounted for under the guidelines of ASC 470-05, Debt, Modifications and Extinguishments, and all unamortized debt issuance costs of approximately $2.1 million will be recognized as interest expense as of July 31, 2018. The new debt issuance costs of approximately $0.9 million related to the execution of the Fourth Amendment will be amortized through the new maturity date.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s 2017 Form 10-K may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law and we caution you not to rely on them unduly.

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

Most of our revenue is derived from fixed-price contracts. We generally record revenue on construction contracts over time, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. There are a number of factors that can create variability in contract performance and therefore, impact the results of our operations. The most significant of these include the following:

•	completeness and accuracy of the original bid;

•	increases in commodity prices such as concrete, steel and fuel;

•	customer delays, work stoppages and other costs due to weather and environmental restrictions;

•	availability and skill level of workers; and

•	a change in availability and proximity of equipment and materials.

All of these factors can have a negative impact on our contract performance, which can adversely affect the timing of revenue recognition and ultimate contract profitability. We plan our operations and bidding activity with these factors in mind and they generally have not had a material adverse impact on the results of our operations in the past.

Second quarter 2018 recap and 2018 Outlook

During the second quarter, the Company had solid execution with strong market drivers, particularly in the marine segment. The Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities. Overall, the Company remains pleased with the end market drivers across its business and continues to expect 2018 will see improvements over 2017.

Marine Segment

Demand for our marine construction services remains strong. We continue to see solid demand to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. Specifically, we continue to see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy. Over the long-term, we expect to see some bid opportunities in this sector from petrochemical-related customers, energy exporters and liquefied natural gas facilities. Opportunities from local port authorities also remain solid, many of which are related to the completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, Tourist Opportunities, Revived Economies of the Gulf Coast States Act (the "RESTORE Act") and new U.S. Army Corps of Engineers ("USACE") disaster recovery projects in Texas throughout 2018. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers in the future.

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

•
The Water Resources Reform and Development Act (the "WRRDA Act") authorizing expenditures for the conservation and development of the nation's waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;

•	Funding for highways and transportation under the FAST Act, which provides authority through 2020; and

•	Nearly $5 billion of federal funding provided by the USACE in connection with disaster recovery in Texas

Concrete Segment

Our concrete segment's demand also remains strong. The Texas building sector is in solid shape as its four major metropolitan areas and expanding suburbs, continuously retain their positions as leading destinations for families and businesses to reside. Population growth throughout our markets continues to drive new distribution centers, education facilities, office expansion, retail and grocery establishments and new multi-family housing units. In Houston, warehouse construction and new education facilities continue to comprise a large portion of project mix. The Dallas-Fort Worth office continues its efforts to expand the services it offers beyond light commercial and will be targeting structural construction opportunities going forward. As anticipated, our Central Texas operations are performing well as we are seeing solid project execution and expanding market share along the I-35 corridor. Sustained demand for concrete services in Houston, Dallas/Fort Worth, Austin, and San Antonio markets, coupled with continued progress being made in Central Texas, indicate the concrete segment should continue providing meaningful contribution to EBITDA throughout 2018.

Consolidated Results of Operations

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which is generally less than one year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve-month period. Many projects that make up our backlog may be canceled at any time without penalty; however, we can generally recover actual committed costs and profit on work performed up to the date of cancellation. Although we have not been adversely affected by contract cancellations or modifications in the past, we may be in the future, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any time.

Backlog for our marine segment at June 30, 2018 was $184.6 million, as compared with $210.0 million at June 30, 2017.

Backlog for our concrete segment at June 30, 2018 was $156.1 million, as compared with $218.1 million at June 30, 2017.

Three months ended June 30, 2018 compared with three months ended June 30, 2017

	Three months ended June 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$159,767	100.0%	$137,420	100.0%
Cost of contract revenues	138,998	87.0%	122,023	88.8%
Gross profit	20,769	13.0%	15,397	11.2%
Selling, general and administrative expenses	16,864	10.5%	17,528	12.8%
(Gain) loss on sale of assets, net	(686)	(0.4)%	335	0.2%
Operating income (loss) from operations	4,591	2.9%	(2,466)	(1.8)%
Other (expense) income
Other income	476	0.3%	11	—%
Interest income	47	—%	—	—%
Interest expense	(1,205)	(0.8)%	(1,462)	(1.1)%
Other expense, net	(682)	(0.5)%	(1,451)	(1.1)%
Income (loss) before income taxes	3,909	2.4%	(3,917)	(2.9)%
Income tax expense (benefit)	1,660	1.0%	(1,624)	(1.2)%
Net income (loss)	$2,249	1.4%	$(2,293)	(1.7)%

Contract Revenues. Consolidated contract revenues for the three months ended June 30, 2018 were $159.8 million as compared with $137.4 million in the prior year, which was an increase of $22.3 million, or 16.3%. The increase was primarily attributable to the timing and mix of projects.

Contract revenues generated from private sector customers for the marine segment represented 62.5% of segment contract revenues in the second quarter of 2018, or $50.5 million, as compared with $22.3 million or 36.0% for the prior year. The increase was due to a shift in timing and mix of projects.

Contract revenues generated from public sector customers for the marine segment represented 37.5% of segment contract revenues in the second quarter of 2018, or $30.2 million, as compared with $39.7 million or 64.0%, in the comparable prior year. The decrease was due to a shift in timing and mix of projects.

Contract revenues in the concrete segment are primarily derived from private sector customers. Private sector customers represent $62.8 million, or 79.4%, of total contract revenues for the concrete segment in the second quarter of 2018, compared to $63.3 million, or 84.0% in the prior year.

Gross Profit.   Gross profit was $20.8 million in the three months ended June 30, 2018, as compared with $15.4 million in the prior year. Gross margin in the second quarter of 2018 was 13.0%, as compared with 11.2% in the prior year. Gross profit increased primarily due to strong operational performance, especially in the marine segment. This increase was partially offset by continued competitive pressures in the Houston market of the concrete segment in the second quarter of 2018.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the second quarter of 2018 were $16.9 million as compared with $17.5 million in the second quarter of 2017, which was a decrease of $0.7 million, or 3.8%. The decrease was driven by cost saving initiatives implemented in the fall of 2017 as well as a reduction in legal fees.

Other income, net of expense. Other expense primarily reflects interest on our borrowings. For the three months ended June 30, 2018, the total net balance also includes a $0.5 million gain on the sale of easement rights for one of the Company's properties in the Houston area.

Income Tax Expense (Benefit).  The Company recorded tax expense of $1.7 million for the three months ended June 30, 2018 and a tax benefit of $1.6 million for the three months ended June 30, 2017. The Company has estimated its effective tax rate at 42.5% for the second quarter of 2018 as compared with 41.5% during the second quarter of 2017.

See Note 13 for additional discussion of income taxes and the Tax Cuts and Jobs Act (the "Act"), which was enacted and signed into law on December 22, 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

	Six months ended June 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$296,610	100.0%	$276,177	100.0%
Cost of contract revenues	260,019	87.7%	247,795	89.7%
Gross profit	36,591	12.3%	28,382	10.3%
Selling, general and administrative expenses	31,878	10.7%	32,507	11.8%
Gain on sale of assets, net	(1,499)	(0.5)%	(177)	(0.1)%
Other gain from continuing operations	(5,448)	(1.8)%	—	—%
Operating income (loss) from operations	11,660	3.9%	(3,948)	(1.4)%
Other (expense) income
Other income	474	0.2%	21	—%
Interest income	47	—%	—	—%
Interest expense	(2,682)	(0.9)%	(2,817)	(1.0)%
Other expense, net	(2,161)	(0.7)%	(2,796)	(1.0)%
Income (loss) before income taxes	9,499	3.2%	(6,744)	(2.4)%
Income tax expense (benefit)	3,149	1.1%	(2,643)	(1.0)%
Net income (loss)	$6,350	2.1%	$(4,101)	(1.4)%

Contract Revenues. Consolidated contract revenues for the six months ended June 30, 2018 were $296.6 million as compared with $276.2 million in the prior year, which was an increase of $20.4 million, or 7.4%. The increase was primarily attributable to the timing and mix of projects.

Contract revenues generated from private sector customers for the marine segment represented 58.4% of segment contract revenues in the first six months of 2018, or $83.8 million, as compared with $47.4 million or 36.7% for the prior year. The increase was due to a shift in timing and mix of projects.

Contract revenues generated from public sector customers for the marine segment represented 41.6% of segment contract revenues in the first six months of 2018, or $59.7 million, as compared with $81.8 million or 63.3%, in the prior year. The decrease was due to a shift in timing and mix of projects.

Contract revenues in the concrete segment are primarily derived from private sector customers. Private sector customers represent $121.7 million, or 79.5%, of total contract revenues for the concrete segment in the first six months of 2018, compared to $121.4 million, or 82.6% in the prior year.

Gross Profit.   Gross profit was $36.6 million for the six months ended June 30, 2018, as compared with $28.4 million in the prior year. Gross margin for the first six months was 12.3%, as compared with 10.3% in the prior year. Gross profit increased primarily due to strong operational performance, especially in the marine segment. This increase was partially offset by unfavorable weather patterns and competitive pressure in the Houston market of the concrete segment in the second quarter of 2018.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses for the first six months of 2018 were $31.9 million as compared with $32.5 million in the prior year, which was a decrease of $0.6 million, or 1.9%. The decrease was driven by cost saving initiatives implemented in the fall of 2017 as well as a reduction in legal fees.

Other income, net of expense. Other expense primarily reflects interest on our borrowings. For the six months ended June 30, 2018, the total net balance also includes a $0.5 million gain on the sale of easement rights for one of the Company's properties in the Houston area.

Income Tax Expense (Benefit).  The Company recorded tax expense of $3.1 million for the six months ended June 30, 2018 and a tax benefit of $2.6 million for the six months ended June 30, 2017. The Company has estimated its effective tax rate at 33.1% for the first six months of 2018 as compared with 39.2% during the first six months of 2017. The Company recorded a $5.4 million gain related to the settlement of a legal matter in the first quarter of the year, as discussed in Note 16. The gain was treated as a discrete item and and tax effected at a rate of 23.0% which was significantly lower than the rate applied to income generated through normal business operations.

See Note 13 for additional discussion of income taxes and the Act, which was enacted and signed into law on December 22, 2017.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues:

Three months ended June 30, 2018 compared with three months ended June 30, 2017

	Three months ended June 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Segment	$80,698	50.5%	$62,003	45.1%
Concrete Segment	79,069	49.5%	75,417	54.9%
Total	$159,767	100.0%	$137,420	100.0%

Operating income (loss)
Marine Segment	$3,642	4.5%	$(8,617)	(13.9)%
Concrete Segment	949	1.2%	6,150	8.2%
Total	$4,591		$(2,467)

Marine Segment

Revenues for the marine segment for the three months ended June 30, 2018 were $80.7 million compared to $62.0 million for the three months ended June 30, 2017, an increase of $18.7 million, or 30.2%. The increase is primarily attributable to the timing and mix of projects.

Operating income for the marine segment for the three months ended June 30, 2018 was $3.6 million, compared to $8.6 million of operating losses for the three months ended June 30, 2017, an increase of $12.3 million. The increase is primarily due to solid operational performance of the segment. As a percentage of revenues, operating income for our marine segment was 4.5% for the three months ended June 30, 2018 compared to (13.9)% of operating loss for the three months ended June 30, 2017.

Concrete Segment

Revenues for our concrete segment for the three months ended June 30, 2018 were $79.1 million compared to $75.4 million for the three months ended June 30, 2017, an increase of $3.7 million, or 4.8%. This increase in revenue was primarily due to the expansion into the Central Texas market and solid production.

Operating income for our concrete segment for the three months ended June 30, 2018 was $0.9 million, compared to $6.2 million for the three months ended June 30, 2017, a decrease of $5.2 million. The decrease was primarily driven by timing and mix of projects and competitive pressure in the Houston market. As a percentage of revenues, operating income for our concrete segment was 1.2% for the three months ended June 30, 2018 compared to 8.2% for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

	Six months ended June 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Segment	$143,489	48.4%	$129,183	46.8%
Concrete Segment	153,121	51.6%	146,994	53.2%
Total	$296,610	100.0%	$276,177	100.0%

Operating income (loss)
Marine Segment	$9,907	6.9%	$(16,323)	(12.6)%
Concrete Segment	1,753	1.1%	12,375	8.4%
Total	$11,660		$(3,948)

Marine Segment

Revenues for the marine segment for the six months ended June 30, 2018 were $143.5 million compared to $129.2 million for the six months ended June 30, 2017, an increase of $14.3 million, or 11.1%. The increase is primarily attributable to the timing and mix of projects.

Operating income for the marine segment for the six months ended June 30, 2018 was $9.9 million, compared to $16.3 million of operating losses for the six months ended June 30, 2017, an increase of $26.2 million. The increase is primarily due to solid operational performance of the segment. Additionally, the Company recognized a $5.4 million gain on the settlement of a legal matter in the first quarter of 2018. As a percentage of revenues, operating income for the marine segment was 6.9% for the six months ended June 30, 2018 compared to (12.6)% of operating loss for the six months ended June 30, 2017.

Concrete Segment

Revenues for our concrete segment for the six months ended June 30, 2018 were $153.1 million compared to $147.0 million for the six months ended June 30, 2017, an increase of $6.1 million, or 4.2%. This increase in revenue was primarily due to the acquisition of TBC in April 2017, partially offset by unfavorable weather patterns experienced during the first quarter of 2018 which impacted production and the timing and mix of projects.

Operating income for our concrete segment for the six months ended June 30, 2018 was $1.8 million, compared to $12.4 million for the six months ended June 30, 2017, a decrease of $10.6 million. The decrease was primarily driven by unfavorable weather patterns, timing and mix of projects and competitive pressure in the Houston market. As a percentage of revenues, operating income for our concrete segment was 1.1% for the six months ended June 30, 2018 compared to 8.4% for the six months ended June 30, 2017.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined in Note 12 and below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2018, our working capital was $72.2 million, as compared with $69.8 million at December 31, 2017. As of June 30, 2018, we had cash on hand of $6.3 million. Our borrowing capacity at June 30, 2018 was approximately $31.3 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
Cash flows provided by operating activities	$4,509	$20,121
Cash flows used in investing activities	$(9,863)	$(4,383)
Cash flows provided by (used in) financing activities	$2,549	$(15,123)

Capital expenditures (included in investing activities above)	$(11,911)	$(3,689)

Operating Activities. In the six months ended June 30, 2018, the Company's operations provided approximately $4.5 million of net cash inflows, as compared with cash provided by operations in the prior year period of approximately $20.1 million. The decrease in cash between periods of $15.6 million was primarily attributable to changes in working capital driven by an increase in the balance of costs in estimated earnings in excess of billings and a decrease in the billings in excess of costs and estimated earnings.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $11.9 million in the six months ended June 30, 2018, as compared with $3.7 million in the comparable prior year period. The increase is primarily a result of timing of purchase of capital assets. The Company remains on track to meet its projected capital expenditures budget for the current fiscal year as a significant portion of the capital spending incurred during the second quarter was a result of timing of projects.

Financing Activities. Through the six months ended June 30, 2018, we drew down $13.0 million from our revolving line of credit. We repaid $5.0 million on the revolver, as well as made our regularly scheduled debt payment on the term loan of $6.8 million, for a total of $11.8 million in debt payments. In the comparable prior year period, we drew down $37.0 million from our revolving line of credit. Additionally we repaid $45.0 million on the revolver, as well as made our regularly scheduled debt payments on the term loan of $5.1 million and an additional payment on the term loan of $3.0 million, for a total of $53.1 million in debt payments.

Sources of Capital

The Company entered into a syndicated credit agreement (the "Credit Agreement") on August 5, 2015 with Regions Bank, as administrative agent and collateral agent and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, Branch Banking & Trust Company, Frost Bank, Bank Midwest, a division of NBH Bank, N.A., IBERIABANK, KeyBank NA, Trustmark National Bank and First Tennessee Bank NA. The primary purpose of the Credit Agreement was to finance the acquisition of TAS, to provide a revolving line of credit and to provide financing to extinguish all prior indebtedness with Wells Fargo Bank, National Associates, as administrative agent, and Wells Fargo Securities, LLC.

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $50.0 million and a term loan with a commitment amount of $135.0 million (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin) or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. The rate for all loans at the time of loan origination was 4.75%. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on August 5, 2020.

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
-Fiscal Quarter Ending March 31 and June 30, 2017, to not exceed 2.75 to 1.00;
-Fiscal Quarter Ending September 30, 2017 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

As of June 30, 2018, the Company was in compliance with all financial covenants.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company expects to meet its future internal liquidity and working capital needs and maintain or replace its equipment fleet through capital expenditure purchases and major repairs from funds generated by our operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from our operations is adequate for general business requirements and to service its debt.
Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million There are a total of five sequential interest rate swaps to achieve the hedged position and each year on

August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the six months ended June 30, 2018 was $0.3 million, net of tax. The fair market value of the swaps as of June 30, 2018 was $0.4 million and net of tax was $0.3 million, which is reflected as an asset in "Other non-current assets" on the Consolidated Balance Sheets. See Note 9 for more information regarding the fair value of the Company's derivative instruments.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At June 30, 2018, our maximum capacity under our current bonding arrangement was $500 million, with approximately $213 million of remaining availability. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials and other items, such as fuel, concrete and steel. Due to the relative short-term duration of our projects, we are generally able to include anticipated price increases in the cost of our bids.

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

Interest rate risk
At June 30, 2018, we had $90.0 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three-month period of 3.87%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

Item 4.                      Controls and Procedures

•
Evaluation of Disclosure Controls and Procedures.  As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2018.

•
Changes in Internal Controls.  As of January 1, 2018 , we implemented new controls related to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and the related Accounting Standards

Updates. There were no other changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

For information about litigation involving the Company, see Note 16 to the consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors", of our 2017 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended June 30, 2018.

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

*10.1
Fourth Amendment, effective July 31, 2018, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager

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

ORION GROUP HOLDINGS, INC.

By:	/s/ Mark R. Stauffer
August 3, 2018	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
August 3, 2018	Christopher J. DeAlmeida
Executive Vice President and Chief Financial Officer