Form 10-Q
period 2018-09-30
Orion Group Holdings Inc
filed 2018-11-02
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of November 2, 2018, 28,966,619 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ORION GROUP HOLDINGS, INC.
Quarterly Report on Form 10-Q for the period ended September 30, 2018

Part I - Financial Information
Item 1 Financial Statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,594	$9,086
Accounts receivable:
Trade, net of allowance of $0 and $0, respectively	81,181	84,953
Retainage	30,216	39,189
Other current	5,415	3,706
Income taxes receivable	395	339
Inventory	3,757	4,386
Costs and estimated earnings in excess of billings on uncompleted contracts	57,411	46,006
Prepaid expenses and other	2,939	4,124
Total current assets	183,908	191,789
Property and equipment, net	144,387	146,278
Inventory, non-current	4,781	4,915
Goodwill	69,483	69,483
Intangible assets, net of amortization	15,634	18,175
Other non-current	6,555	2,645
Total assets	$424,748	$433,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$40,650	$22,756
Accounts payable:
Trade	31,360	45,194
Retainage	1,717	1,990
Accrued liabilities	17,699	17,873
Taxes payable	—	256
Billings in excess of costs and estimated earnings on uncompleted contracts	24,528	33,923
Total current liabilities	115,954	121,992
Long-term debt, net of debt issuance costs	55,770	63,185
Other long-term liabilities	4,460	3,573
Deferred income taxes	12,682	13,243
Interest rate swap liability	—	26
Total liabilities	188,866	202,019

Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 29,677,843 and 28,860,961 issued; 28,966,619 and 28,149,737 outstanding at September 30, 2018 and December 31, 2017, respectively	296	288
Treasury stock, 711,231 shares, at cost, as of September 30, 2018 and December 31, 2017, respectively	(6,540)	(6,540)
Other comprehensive income (loss)	357	(26)
Additional paid-in capital	179,214	174,697
Retained earnings	62,555	62,847
Total stockholders’ equity	235,882	231,266
Total liabilities and stockholders’ equity	$424,748	$433,285
The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Contract revenues	$125,073	$140,162	$421,682	$416,339
Costs of contract revenues	119,135	129,405	379,154	377,200
Gross profit	5,938	10,757	42,528	39,139
Selling, general and administrative expenses	14,371	16,524	46,249	49,031
Gain on sale of assets, net	(1,028)	(413)	(2,527)	(590)
Other gain from continuing operations	—	—	(5,448)	—
Operating (loss) income from operations	(7,405)	(5,354)	4,254	(9,302)
Other (expense) income
Other income	1,143	9	1,617	30
Interest income	52	11	100	11
Interest expense	(3,217)	(1,369)	(5,899)	(4,186)
Other expense, net	(2,022)	(1,349)	(4,182)	(4,145)
(Loss) income before income taxes	(9,427)	(6,703)	72	(13,447)
Income tax (benefit) expense	(3,071)	(1,666)	78	(4,309)
Net loss	$(6,356)	$(5,037)	$(6)	$(9,138)

Basic loss per share	$(0.22)	$(0.18)	$—	$(0.33)
Diluted loss per share	$(0.22)	$(0.18)	$—	$(0.33)
Shares used to compute loss per share:
Basic	28,490,530	27,950,829	28,421,850	27,980,074
Diluted	28,490,530	27,950,829	28,421,850	27,980,074

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(6,356)	$(5,037)	$(6)	$(9,138)
Change in fair value of cash flow hedge, net of tax expense of $14 and $138 for the three and nine months ended September 30, 2018, respectively and net of tax expense of $14 and net of tax benefit of $85 for the three and nine months ended September 30, 2017, respectively	37	17	383	127
Total comprehensive (loss) income	$(6,319)	$(5,020)	$377	$(9,011)

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	28,860,961	$288	(711,231)	$(6,540)	$(26)	$174,697	$62,847	$231,266
Adoption of ASC 606 (Note 2)	—	—	—	—	—	—	(286)	(286)
Stock-based compensation	—	—	—	—	—	1,710	—	1,710
Exercise of stock options	488,303	5	—	—	—	2,810	—	2,815
Issuance of restricted stock	333,864	3	—	—	—	(3)	—	—
Forfeiture of restricted stock	(5,285)	—	—	—	—	—	—	—
Cash flow hedge (net of tax)	—	—	—	—	383	—	—	383
Net loss	—	—	—	—	—	—	(6)	(6)
Balance, September 30, 2018	29,677,843	$296	(711,231)	$(6,540)	$357	$179,214	$62,555	$235,882

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6)	$(9,138)
Adjustments to reconcile net loss to net cash (used in) provided by:
Operating activities:
Depreciation and amortization	21,134	22,422
Unamortized debt issuance costs on debt extinguishment	2,164	—
Deferred financing cost amortization	676	942
Deferred income taxes	(561)	(5,478)
Stock-based compensation	1,710	1,800
Gain on sale of property and equipment	(2,527)	(590)
Other gain from continuing operations	(5,448)	—
Change in operating assets and liabilities:
Accounts receivable	11,036	19,930
Income tax receivable	(56)	(2,203)
Inventory	763	74
Prepaid expenses and other	3,410	1,481
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,405)	(6,859)
Accounts payable	(14,266)	2,225
Accrued liabilities	(1,925)	(836)
Income tax payable	(256)	2,364
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,395)	5,721
Other	(287)	—
Net cash (used in) provided by operating activities	(5,239)	31,855
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,320	6,361
Purchase of property and equipment	(15,043)	(7,234)
Contributions to CSV life insurance	(424)	(430)
Acquisition of TBC	—	(6,000)
TBC acquisition adjustment	—	(557)
Proceeds from return of investment	94	—
Insurance claim proceeds related to property and equipment	1,346	—
Net cash used in investing activities	(11,707)	(7,860)
Cash flows from financing activities:
Borrowings from Credit Facility	29,861	52,000
Payments made on borrowings from Credit Facility	(21,361)	(74,438)
Loan costs from Credit Facility	(861)	(210)
Exercise of stock options	2,815	1,007
Net cash provided by (used in) financing activities	10,454	(21,641)
Net change in cash and cash equivalents	(6,492)	2,354
Cash and cash equivalents at beginning of period	9,086	305
Cash and cash equivalents at end of period	$2,594	$2,659
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,994	$3,232
Taxes, net of refunds	$472	$1,067

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
Basis of Presentation
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted.  Readers of this report should also read the Company's consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in its 2017 Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2.    Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates. Please refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements which are not discussed below.

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

Performance obligations are promises in a contract to transfer distinct goods or services to the customer and are the unit of account under Topic 606. The Company's contracts and related change orders typically represent a single performance obligation because individual goods and services are not separately identifiable and the Company provides a significant integrated service. Revenue is recognized over time because control is continuously transferred to the customer. For contracts with multiple performance obligations, the Company allocates the contract's transaction price to each performance obligation using its best estimate of the stand-alone selling price of each distinct good or service. Progress is measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Upfront costs, such as incurring costs to mobilize personnel and equipment prior to satisfying a performance obligation are capitalized and amortized over the contract performance period.

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

Contract revenue is derived from the original contract price as modified by agreed-upon change orders and estimates of variable consideration related to incentive fees and change orders or claims for which price has not yet been agreed by the customer. The Company estimates variable consideration based on the most likely amount to which it expects to be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative recognized revenue will not occur. As of September 30, 2018, approximately $15.5 million of claims against customers has been recognized and is reflected on the Company's Consolidated Balance Sheet under "Costs and estimated earnings in excess of billings on uncompleted contracts." The Company believes collection of these claims is probable, although the full amount of the recorded claims may not be collected.

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

The Company’s evaluation of its construction contracts under the new standard focused on the following areas which have the most significant impact on the amount and timing of revenue recognized:

•
Performance Obligations - Construction contracts with customers, including those related to contract modifications, were reviewed to determine if there were any multiple performance obligations. Based on our review, a limited number of contracts in the marine segment and no contracts in the concrete segment were identified as having multiple performance obligations. The net impact on retained earnings as of January 1, 2018 and gross profit for the nine months ended September 30, 2018 were not material.

•
Upfront Costs - These costs were required to be capitalized as assets and were recorded as part of "Costs and estimated earnings in excess of billings on uncompleted contracts" in the Company’s Consolidated Balance Sheets and amortized over the expected duration of the contract as part of "Costs of contract revenues" in the Company’s Consolidated Statements of Operations. If the expected completion date of the contract changes, the amortization period will be recalculated and adjusted prospectively. The amortization of such costs for the Company are generally comprised of initial costs incurred to mobilize equipment and labor to a job site or other upfront costs such as bonds or insurance prior to the "notice-to-proceed" date, which had been expensed as incurred in prior periods. Based on the Company's review, certain contracts in the marine segment were identified as having material upfront costs. The Company also reviewed contracts for the concrete segment and while certain contracts within the segment were identified as having upfront costs, they were not considered material.

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

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed, or is partially completed and excludes unexercised contract options and potential orders. As of September 30, 2018, the aggregate amount of the remaining performance obligations was approximately $426.0 million. Of this amount, the Company expects to recognize $352.3 million, or 83%, in the next 12 months and the remaining balance thereafter.

The following tables summarize the impact of adopting Topic 606 on the Company’s unaudited Consolidated Balance Sheet as of September 30, 2018 and Statement of Operations for the nine months ended September 30, 2018:

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher (Lower)
Assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$57,411	$58,232	$(821)
Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$24,528	$25,731	$(1,203)
Deferred income taxes	12,682	12,545	137
Equity
Retained earnings	$62,555	$62,310	$245

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher (Lower)

Contract revenues	$421,682	$420,479	$1,203
Cost of contract revenues	379,154	378,333	821
Gross profit	42,528	42,146	382
Income tax expense	78	(59)	137
Net loss	$(6)	$(251)	$245

Basic loss per share	$—	$(0.01)	$0.01
Diluted loss per share	$—	$(0.01)	$0.01

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at September 30, 2018 and December 31, 2017 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of September 30, 2018 and December 31, 2017. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of September 30, 2018 and December 31, 2017, the Company had not recorded an allowance for doubtful accounts.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retainage at September 30, 2018 totaled $30.2 million, of which $5.9 million is expected to be collected beyond September 30, 2019. Retainage at December 31, 2017 totaled $39.2 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of September 30, 2018 or December 31, 2017.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of September 30, 2018 or December 31, 2017.

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

See Note 9 for additional discussion of goodwill and related goodwill impairment testing.

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

See Note 9 for additional discussion of intangible assets and trade name impairment testing.

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

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by U.S. GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision for income taxes, its deferred tax assets and liabilities and any valuation allowance to be recorded against any deferred tax asset. The current provision for income tax is based upon the current tax laws and the Company’s interpretation of these laws as well as the probable outcomes of any tax audits. The value of any net deferred tax asset depends upon estimates of the amount and category of future taxable income reduced by the amount of any tax benefits the Company does not expect to realize. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting the Company’s financial position and results of operations. The Company computes deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

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

See Note 12 for additional discussion of income taxes and the Tax Cuts and Jobs Act (the "Act"), which was enacted and signed into law on December 22, 2017.

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

Separately, the Company’s marine segment employee health care is paid for by general assets of the Company and currently administered by a third party. The administrator has purchased appropriate stop-loss coverage.  Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported.  The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss. Actual claims may vary from estimates. Any adjustments to such reserves are included in the Consolidated Results of Operations in the period in which they become known. The Company's concrete segment employee health care is provided through two policies.  A fully-funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, is expected to receive a partial refund after the policy expiration.

The accrued liability for insurance includes incurred but not reported claims of $5.5 million and $5.2 million at September 30, 2018 and December 31, 2017, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize lease assets (i.e. right-to-use assets) on the balance sheet. These are assets that represent the lessee's right to use or control the use of specified assets for the lease terms and lease liabilities, which are lessee's obligations to make lease payments arising from leases measured on a discounted basis, for all leases with terms longer than 12 months. Leases with terms of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company will adopt the new standard on January 1, 2019 using the optional transition method under ASU 2018-11 and elect the available practical expedients. This method allows the Company an option to allow transition of the new lease guidance at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. The Company has developed a detailed plan to implement the new standard and, through a cross-functional steering committee, is assessing the impact of the new standard for all contractual arrangements that may qualify as leases. The Company expects the adoption of the new standard to have a material and equal increase to assets and liabilities on its Consolidated Balance Sheets, primarily as a result of operating leases currently not recognized on its balance sheet.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The FASB issued this update to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The guidance should be applied on a prospective basis and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted, but the Company does not anticipate the new standard will materially impact the financial statements unless goodwill impairment is recognized in the future.

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

3.    Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Marine Segment
Construction	$46,113	$141,348
Dredging	13,053	53,536
Specialty Services	4,313	12,083
Marine segment contract revenues	$63,479	$206,967

Concrete Segment
Light Commercial	$48,458	$167,140
Structural	13,054	47,166
Other	82	409
Concrete segment contract revenues	$61,594	$214,715

Total contract revenues	$125,073	$421,682

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

4.    Concentration of Risk and Enterprise-Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner. The table below presents the concentrations of current receivables (trade and retainage) at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018		December 31, 2017
Federal Government	$6,168	5%	$3,509	3%
State Governments	2,740	2%	4,503	3%
Local Governments	13,781	12%	18,256	15%
Private Companies	88,708	81%	97,874	79%
Total current receivables	$111,397	100%	$124,142	100%

At September 30, 2018 and December 31, 2017, no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2018	%	2017	%	2018	%	2017	%
Federal Government	$18,072	15%	$14,464	10%	$47,170	11%	$52,556	13%
State Governments	7,674	6%	9,185	7%	25,947	6%	33,910	8%
Local Governments	25,546	20%	28,246	20%	69,298	17%	72,802	17%
Private Companies	73,781	59%	88,267	63%	279,267	66%	257,071	62%
Total contract revenues	$125,073	100%	$140,162	100%	$421,682	100%	$416,339	100%

For the three months ended September 30, 2018 and September 30, 2017, no single customer accounted for more than 10% of total contract revenues. Additionally, for the nine months ended September 30, 2018 and September 30, 2017, no single customer accounted for more than 10% of total contract revenues.

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

5.     Contracts in Progress

Contracts in progress are as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$742,836	$668,848
Estimated earnings	130,965	120,751
	873,801	789,599
Less: Billings-to-date	(840,918)	(777,516)
	$32,883	$12,083
Included in the accompanying Consolidated Balance Sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$57,411	$46,006
Billings in excess of costs and estimated earnings on uncompleted contracts	(24,528)	(33,923)
	$32,883	$12,083

As of September 30, 2018 and December 31, 2017, included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $15.5 million related to claims and unapproved change orders. Revenue recognized for the three and nine months ended September 30, 2018 that was included in "Billings in excess of costs and estimated earnings on uncompleted contracts" (i.e. Contract Liabilities) as of December 31, 2017 was approximately $4.7 million and $24.3 million, respectively.

6.    Property and Equipment

The following is a summary of property and equipment at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Automobiles and trucks	$1,802	$1,940
Building and improvements	43,247	38,062
Construction equipment	156,611	166,203
Vessels and other equipment	95,525	85,113
Office equipment	7,839	8,039
	305,024	299,357
Less: Accumulated depreciation	(199,198)	(191,407)
Net book value of depreciable assets	105,826	107,950
Construction -in- progress	2,698	245
Land	35,863	38,083
	$144,387	$146,278

For the three months ended September 30, 2018 and 2017, depreciation expense was $6.1 million and $6.2 million, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense was $18.6 million and $18.7 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company's consolidated financial statements for further discussion of property and equipment.

7.    Inventory

Current inventory at September 30, 2018 and December 31, 2017, of $3.8 million and $4.4 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at September 30, 2018 and December 31, 2017 of $4.8 million and $4.9 million, respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

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

•	Level 3- fair values are based on unobservable inputs in which little or no market data exists

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value requires judgment and may affect the placement of assets and liabilities within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
September 30, 2018
Assets:
Cash surrender value of life insurance policy	$2,158	$—	$2,158	$—
Derivatives	$483	$—	$483	$—
December 31, 2017
Assets:
Cash surrender value of life insurance policy	$1,712	$—	$1,712	$—
Liabilities:
Derivatives	$38	$—	$38	$—

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of September 30, 2018. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other non-current" asset section in the Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company's debt at September 30, 2018 and December 31, 2017 approximated its carrying value of $97.3 million and $88.8 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

9.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Beginning balance, January 1	$69,483	$66,351
Additions	—	3,132
Ending balance	$69,483	$69,483

At September 30, 2018, goodwill totaled $69.5 million, of which $33.8 million relates to the marine segment and $35.7 million relates to the concrete segment.

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

During the three months ended September 30, 2018, the Company identified potential indicators of impairment to goodwill for both its marine and concrete reporting units, including operating losses within each segment and adjusted forecasted earnings for the full fiscal year. As such, the Company performed a qualitative assessment and certain sensitivity analysis to determine whether it was more likely than not that goodwill was impaired. After evaluating all events, circumstances and factors which could affect the significant inputs used to determine fair value, the Company determined it was not more likely than not that an impairment existed at either reporting unit. The Company did not progress to subsequent steps of impairment testing and plans to perform its annual impairment testing as of October 31.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	Nine months ended September 30,
	2018	2017
Intangible assets, January 1	$35,240	$34,362
Additions	—	878
Total intangible assets, end of period	35,240	35,240

Accumulated amortization, January 1	$(23,955)	$(19,220)
Current year amortization	(2,541)	(3,745)
Total accumulated amortization	(26,496)	(22,965)

Net intangible assets, end of period	$8,744	$12,275

Finite-lived intangible assets were acquired as part of the purchases of TAS and Tony Bagliore Concrete, Inc. (TBC), which includes customer relationships. Customer relationships for TAS were valued at approximately $18.1 million and are currently being amortized over eight years. Customer relationships for TBC were valued at approximately $0.7 million and are currently being amortized over seven years. Both of these assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the nine months ended September 30, 2018, $2.5 million of amortization expense was recognized for these assets. Future expense remaining of approximately $8.7 million will be amortized as follows:

2018	847
2019	2,642
2020	2,071
2021	1,520
Thereafter	1,664
$8,744
Additionally, the Company has one indefinite-lived intangible asset, a trade name, as described in Note 2. During the three months ended September 30, 2018, the Company identified potential indicators of impairment at its concrete reporting unit, including operating losses and adjusted forecasted earnings for the full fiscal year. As such, the Company performed a qualitative assessment and certain sensitivity analysis to determine whether it was more likely than not that the indefinite-lived intangible asset was impaired. After evaluating all events, circumstances and factors which could affect the significant inputs used to determine fair value, the Company determined it was not more likely than not that an impairment existed. The Company did not progress to subsequent steps of impairment testing and plans to perform its annual impairment testing as of October 31.
At September 30, 2018, the trade name was valued at approximately $6.9 million.

10.    Accrued Liabilities

Accrued liabilities at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Accrued salaries, wages and benefits	$6,898	$9,632
Accrual for insurance liabilities	5,492	5,233
Property taxes	1,747	513
Capital lease liability	1,310	—
Sales taxes	1,881	1,836
Interest	34	46
Other accrued expenses	337	613
Total accrued liabilities	$17,699	$17,873

11.    Long-term Debt, Line of Credit and Derivatives

The Company entered into an amended syndicated credit agreement (the "Credit Agreement" also known as the “Fourth Amendment”) on July 31, 2018 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Banking and Trust Company. With the execution of the Credit Agreement (known to Regions Bank and co-syndication agents as the Fourth Amendment), the prior indebtedness was treated as an extinguishment of debt and accounted for under the guidelines of ASC 470-05, Debt, Modifications and Extinguishments. The primary purpose of the Credit Agreement was to provide the Company with greater financing flexibility by providing a new amortization schedule, an extended maturity date, increased availability under the revolving line of credit, and a reduction in overall costs.

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $100 million and a term loan with a commitment amount of $60 million (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin) or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on July 31, 2023.

Total debt issuance costs, which included underwriter fees, legal fees and syndication fees, were approximately $0.9 million and have been capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. Prior unamortized debt issuance costs of $2.2 million for the extinguishment of debt were recognized as interest expense as of July 31, 2018. The quarterly weighted average interest rate for the Credit Facility as of September 30, 2018 was 3.69%.

The Company's obligations under debt arrangements consisted of the following:

	September 30, 2018			December 31, 2017
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Revolving line of credit	$38,000	$(324)	$37,676	$10,000	$(317)	$9,683
Term loan - current	3,000	(26)	2,974	13,500	(427)	13,073
Total current debt	41,000	(350)	40,650	23,500	(744)	22,756
Term loan - long-term	56,250	(480)	55,770	65,250	(2,065)	63,185
Total debt	$97,250	$(830)	$96,420	$88,750	$(2,809)	$85,941

(1) Total debt issuance costs, include underwriter fees, legal fees, syndication fees, and any other fees related to the execution of the Credit Agreement and/or prior indebtedness at September 30, 2018 and December 31, 2017 respectively.

Provisions of the revolving line of credit and accordion

The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $100.0 million. The letter of credit sublimit is equal to the lesser of $20.0 million and the aggregate unused amount of the revolving commitments then in effect. The swingline sublimit is equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

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

The Company is subject to a Commitment Fee for the unused portion of the maximum available to borrow under the revolving line of credit. The Commitment Fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceed the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, July 31, 2023, or the date the outstanding balance is permanently reduced to zero. The Company has the intent and ability to repay the amounts outstanding on the revolving line of credit within one year, therefore, any outstanding balance is classified as current.

As of September 30, 2018, the outstanding balance for all borrowings under the revolving line of credit was $38.0 million and was designated as an adjusted LIBOR Rate Loan at an average rate of 3.98%. There was also $0.7 million in outstanding letters of credit as of September 30, 2018, which reduced the maximum borrowing availability on the revolving line of credit to $61.3 million.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At September 30, 2018, the outstanding term loan component of the Credit Facility totaled $59.3 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2018	$750
2019	3,000
2020	3,750
2021	4,500
2022	5,250
2023	42,000
$59,250

During the three months ended September 30, 2018, the Company made the scheduled quarterly principal payment of $0.7 million, which reduced the outstanding principal balance to $59.3 million as of September 30, 2018. The current portion of debt is $3.0 million and the non-current portion is $56.3 million. As of September 30, 2018, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 4.00%.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to not be less than 1.25 to 1.00.

•	A consolidated Leverage Ratio as of the end of any fiscal quarter to not exceed 3.00 to 1.00.

As of September 30, 2018, the Company was in compliance with all financial covenants.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the nine months ended September 30, 2018 was $0.4 million, net of tax. The fair market value of the swaps as of September 30, 2018 was $0.5 million and net of tax was $0.4 million, which is reflected as an asset included in the balance of "Other non-current assets" on the Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company's derivative instruments.

12.    Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (or loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. Income tax expense included in the Company’s Consolidated Statements of Operations were as follows (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income tax (benefit) expense	$(3,071)	$(1,666)	$78	$(4,309)
Effective tax rate	32.6%	24.9%	108.3%	32.1%

The effective rate for the three and nine months ended September 30, 2018 differed from the Company's statutory federal rate of 21% driven by the non-deductibility of certain permanent items, such as incentive stock compensation expense, return to provision adjustment and the $2.2 million of unamortized debt issuance costs for the extinguishment of debt, which was treated as a discrete item and tax effected at a rate of 23%. For the nine months ended September 30, 2018, the Company recorded a $5.4 million gain related to the settlement of a legal matter. The gain was also treated as a discrete item and tax effected at a rate of 23%.

The effective tax rate for the three and nine months ended September 30, 2017 differed from the Company’s statutory federal rate of 35% primarily due to state income taxes, the non-deductibility of certain permanent items, and stock compensation expense items treated as discrete.

The Company assessed the realizability of its deferred tax assets at September 30, 2018, and considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income, which includes the reversal of deferred tax liabilities related to depreciation, during the periods in which these temporary differences become deductible.

The Company does not expect that unrecognized tax benefits as of September 30, 2018 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. The Company's uncertain tax benefits, if recognized, would affect its effective tax rate.

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

In accordance with Staff Accounting Bulletin 118 (“SAB 118”), the Company recognized provisional tax impacts related to the re-measurement of its net deferred tax liabilities and the addition of a partial valuation allowance recorded against existing foreign tax credit carryforwards not expected to be utilized in future tax years during the year ended December 31, 2017. As of September 30, 2018, the Company has not made any measurement-period adjustments that materially impacted its 2018 effective tax rate. Such adjustments may be necessary in future periods due to additional guidance that may be issued, changes in assumptions made and the finalization of U.S. income tax positions with the filing of the Company's 2017 U.S. income tax return which will allow for the ability to conclude whether any further adjustments are necessary to its deferred tax assets and liabilities. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are identified but no later than the fourth quarter of 2018. The Company will continue to analyze the Act in order to finalize any related impacts within the measurement period.

13.     Earnings (Loss) Per Share

Basic (loss) earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted (loss) earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three months ended September 30, 2018 and September 30, 2017, the Company had 1,981,879 and 2,364,018 securities, respectively, that were potentially dilutive in future earnings per share calculations. For the nine months ended September 30, 2018 and September 30, 2017, the Company had 1,973,753 and 2,281,805 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company's stock over the exercise price and other components of the treasury stock method.

The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of (loss) earnings per share. The following table reconciles the denominators used in the computations of both basic and diluted (loss) earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic:
Weighted average shares outstanding	28,490,530	27,950,829	28,421,850	27,980,074
Diluted:
Total basic weighted average shares outstanding	28,490,530	27,950,829	28,421,850	27,980,074
Effect of dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	28,490,530	27,950,829	28,421,850	27,980,074
Shares of common stock issued from the exercise of stock options	256,833	13,710	488,303	173,518

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

In the three months ended September 30, 2018 and 2017, compensation expense related to stock-based awards outstanding was $0.6 million, respectively. In the nine months ended September 30, 2018 and 2017, compensation expense related to stock-based awards outstanding was $1.7 million and $1.8 million, respectively.

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

In July 2018, the Company granted an executive of the Company options to purchase 7,310 of shares of common stock and used the Black Scholes option pricing model to estimate the fair value of these options, which was calculated to be $3.42 per share. The assumptions utilized in the Black Scholes option pricing model were not materially different from the assumptions utilized for options granted in May 2018. Also, in July 2018, this executive was awarded 2,769 shares of restricted common stock. The fair value of all shares awarded on the date of the grant was $9.03 per share.

In the three months ended September 30, 2018, 256,833 options were exercised, generating proceeds to the Company of $1.5 million. In the three months ended September 30, 2017, 13,710 options were exercised, generating proceeds to the Company of approximately $0.1 million. In the nine months ended September 30, 2018, 488,303 options were exercised, generating proceeds to the Company of $2.8 million. In the nine months ended September 30, 2017, 173,518 options were exercised, generating proceeds to the Company of $1.0 million.

At September 30, 2018, total unrecognized compensation expense related to unvested stock and options was approximately $4.6 million, which is expected to be recognized over a period of approximately two years.

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

A pending legal matter was settled for a $5.5 million and $0.5 million, respectively, during the first quarter of 2018.  Settlement amounts were recorded in "Other gain from continuing operations" in the Consolidated Statements of Operations, "Prepaid expenses and other" (current portion of the notes receivable) and "Other non-current assets" (non-current portion of the notes receivable) in the Consolidated Balance Sheets.  As of September 30, 2018, the current portion of the note receivable was $0.8 million and the non-current portion was $3.8 million.  Legal fees related to this matter were expensed as incurred during the respective reporting period.

As a result of charges brought in September 2015 and October 2016 by the Houston Police Department, Environmental Enforcement, two subsidiaries of the Company were recently indicted by a duly organized Grand Jury of Harris County, Texas for separate but related violations of the Texas Water Code, allegedly arising from the handling of construction concrete at certain work sites. Specifically, both were charged with unlawfully, intentionally or knowingly discharging a waste or pollutant. The Company is subject to a maximum fine in each case of $250,000, but has already declined a $7,500 plea bargain in the first case. In the second case, a project supervisor was also indicted. None of these allegations nor the costs of defense, taken separately or as a whole, is expected to be material to the Company. The Company considers all of these allegations without merit and it will vigorously defend itself and its employee.

16.    Segment Information

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

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Marine
Contract revenues	$63,479	$68,383	$206,967	$197,566
Operating (loss) income	(5,559)	(9,837)	4,348	(26,160)
Depreciation and amortization expense	(4,746)	(5,075)	(14,772)	(15,417)

Total Assets	$269,501	$248,960	$269,501	$248,960
Property, Plant and Equipment, net	125,231	131,630	125,231	$131,630

Concrete
Contract revenues	$61,594	$71,779	$214,715	$218,773
Operating (loss) income	(1,846)	4,483	(94)	16,858
Depreciation and amortization expense	(2,176)	(2,229)	(6,362)	(7,005)

Total Assets	$155,247	$177,746	$155,247	$177,746
Property, Plant and Equipment, net	19,156	17,149	19,156	17,149

Intersegment revenues between the Company's two reportable segments for the three and nine months ended September 30, 2018 were less than $0.1 million and $2.4 million, respectively. There were no intersegment revenues for the three and nine months ended September 30, 2017. The marine segment had foreign revenues of $2.0 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively, and $10.3 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively. These revenues are derived from projects in the Caribbean Basin, and were paid in U.S. dollars. There was no foreign revenue for the concrete segment.

17.    Related Party Transactions

Upon the completion of the acquisition of TAS in August 2015, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the concrete segment. Annual lease expense was approximately $0.8 million, of which approximately less than $0.1 million and $0.5 million represented lease expense during the three and nine months ended September 30, 2017, respectively. Due to the resignation of this employee, these transactions ceased to be related party transactions as of July 31, 2017 and therefore, no related party lease expense existed after this date.

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

Most of our revenue is derived from fixed-price contracts. We generally record revenue on construction contracts over time, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. There are a number of factors that can create variability in contract performance and therefore, impact the results of our operations. The most significant of these include the following:

•	completeness and accuracy of the original bid;

•	increases in commodity prices such as concrete, steel and fuel;

•	customer delays, work stoppages and other costs due to weather and environmental restrictions;

•	availability and skill level of workers; and

•	a change in availability and proximity of equipment and materials

All of these factors can have a negative impact on our contract performance, which can adversely affect the timing of revenue recognition and ultimate contract profitability. We plan our operations and bidding activity with these factors in mind and they generally have not had a material adverse impact on the results of our operations in the past.

Third quarter 2018 recap and 2019 Outlook

During the third quarter, the Company experienced unanticipated delays in commencing certain work due to customer schedules. The Company also experienced significant production delays in its concrete segment, primarily due to continuous rain throughout its market areas in Texas, particularly during September. As a result, the timing of certain projects and opportunities changed and the Company saw significant revenue and operating profit shortfalls in both segments for the third quarter. Although the results for the third quarter were lower than expected, the Company remains confident in its strategic plan, its long-term market outlook and its fundamental business drivers. Looking toward 2019, the Company remains focused on its strategic plan and believes its long-term outlook is strong, with solid prospects for continued bottom line growth in the future.

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

Concrete Segment

Our concrete segment's demand also remains strong. The Texas building sector is in solid shape as its three major metropolitan areas and expanding suburbs continue to maintain their positions as leading destinations for families and businesses to reside. Population growth throughout our markets continues to drive new distribution centers, educational and medical facilities, office expansion, retail and grocery establishments and new multi-family housing units. In Houston, the Company continues to experience competitive pressure in the market, but expects to maintain market share. The Dallas-Fort Worth office continues its efforts to expand the services it offers beyond light commercial construction and will be targeting structural construction opportunities going forward. Also, our Central Texas operations are performing well as we are seeing solid project execution and expanding market share along the I-35 corridor.

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

Backlog for our marine segment at September 30, 2018 was $238.1 million, as compared with $199.0 million at September 30, 2017.

Backlog for our concrete segment at September 30, 2018 was $187.9 million, as compared with $184.1 million at September 30, 2017.

Three months ended September 30, 2018 compared with three months ended September 30, 2017

	Three months ended September 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$125,073	100.0%	$140,162	100.0%
Cost of contract revenues	119,135	95.3%	129,405	92.3%
Gross profit	5,938	4.7%	10,757	7.7%
Selling, general and administrative expenses	14,371	11.4%	16,524	11.8%
Gain on sale of assets, net	(1,028)	(0.8)%	(413)	(0.3)%
Operating loss from operations	(7,405)	(5.9)%	(5,354)	(3.8)%
Other (expense) income
Other income	1,143	0.9%	9	—%
Interest income	52	—%	11	—%
Interest expense	(3,217)	(2.6)%	(1,369)	(1.0)%
Other expense, net	(2,022)	(1.7)%	(1,349)	(1.0)%
Loss before income taxes	(9,427)	(7.6)%	(6,703)	(4.8)%
Income tax benefit	(3,071)	(2.5)%	(1,666)	(1.2)%
Net loss	$(6,356)	(5.1)%	$(5,037)	(3.6)%

Contract Revenues. Consolidated contract revenues for the three months ended September 30, 2018 were $125.1 million as compared with $140.2 million in the prior year, which was a decrease of $15.1 million, or 10.8%. The decrease was primarily attributable to unanticipated delays in both segments. For the marine segment, the delays in commencing certain work were due to customer schedules and for the concrete segment, the delays primarily resulted from continuous rain, particularly during September.

Contract revenues generated from private sector customers for the marine segment represented 38.5% of segment contract revenues in the third quarter of 2018, or $24.4 million, as compared with $32.1 million or 46.9% for the prior year. The decrease in revenue was due to a shift in timing and mix of projects.

Contract revenues generated from public sector customers for the marine segment represented 61.5% of segment contract revenues in the third quarter of 2018, or $39.0 million, as compared with $36.3 million or 53.1%, in the comparable prior year. The increase in revenue was due to a shift in timing and mix of projects.

Contract revenues in the concrete segment are primarily derived from private sector customers. Private sector customers represent $49.3 million, or 80.1%, of total contract revenues for the concrete segment in the third quarter of 2018, compared to $56.2 million, or 78.3% in the prior year.

Gross Profit.   Gross profit was $5.9 million in the three months ended September 30, 2018, as compared with $10.8 million in the prior year. Gross margin in the third quarter of 2018 was 4.7%, as compared with 7.7% in the prior year. Gross profit decreased primarily due to unanticipated delays related to unfavorable weather patterns as well as continued competitive pressure in the Houston market of the concrete segment in the third quarter of 2018.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the third quarter of 2018 were $14.4 million as compared with $16.5 million in the third quarter of 2017, which was a decrease of $2.2 million, or 13.0%. The decrease was driven by a reduction in certain payroll-related costs in the third quarter of 2018.

Other income, net of expense. Other expense primarily reflects interest on the Company's borrowings. For the three months ended September 30, 2018, the total net balance also includes $1.1 million of revenue on the sale of easement rights for one of the Company's properties in the Houston area as well as an increase in interest expense of $2.2 million related to recognizing unamortized debt issuance costs on extinguishment of debt in the quarter.

See Note 11 for additional discussion of the amended syndicated credit agreement, also known as the Fourth Amendment, executed on July 31, 2018.

Income Tax Expense (Benefit).  The Company recorded tax benefit of $3.1 million for the three months ended September 30, 2018 and a tax benefit of $1.7 million for the three months ended September 30, 2017. The Company has estimated its effective tax rate at 32.6% for the third quarter of 2018 as compared with 24.9% during the third quarter of 2017. In the third quarter of 2018, the Company recorded $2.2 million of unamortized debt issuance costs for the extinguishment of debt, which was treated as a discrete item and tax effected at a rate of 23%.

See Note 12 for additional discussion of income taxes and the Tax Cuts and Jobs Act (the "Act"), which was enacted and signed into law on December 22, 2017.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

	Nine months ended September 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$421,682	100.0%	$416,339	100.0%
Cost of contract revenues	379,154	89.9%	377,200	90.6%
Gross profit	42,528	10.1%	39,139	9.4%
Selling, general and administrative expenses	46,249	11.0%	49,031	11.8%
Gain on sale of assets, net	(2,527)	(0.6)%	(590)	(0.1)%
Other gain from continuing operations	(5,448)	(1.3)%	—	—%
Operating income (loss) from operations	4,254	1.0%	(9,302)	(2.3)%
Other (expense) income
Other income	1,617	0.4%	30	—%
Interest income	100	—%	11	—%
Interest expense	(5,899)	(1.4)%	(4,186)	(1.0)%
Other expense, net	(4,182)	(1.0)%	(4,145)	(1.0)%
Income (loss) before income taxes	72	—%	(13,447)	(3.3)%
Income tax expense (benefit)	78	—%	(4,309)	(1.0)%
Net loss	$(6)	—%	$(9,138)	(2.3)%

Contract Revenues. Consolidated contract revenues for the nine months ended September 30, 2018 were $421.7 million as compared with $416.3 million in the prior year, which was an increase of $5.3 million, or 1.3%. The increase was primarily attributable to the timing and mix of projects during the first half of 2018 as well as the unfavorable impact of project disruptions due to weather events in the third quarter of 2017. This increase was partially offset by the unanticipated delays in both segments during the third quarter 2018 related to customer schedules and continuous rain, particularly during September.

Contract revenues generated from private sector customers for the marine segment represented 52.3% of segment contract revenues in the nine months of 2018, or $108.2 million, as compared with $79.4 million or 40.2% for the prior year. The increase was due to a shift in timing and mix of projects.

Contract revenues generated from public sector customers for the marine segment represented 47.7% of segment contract revenues in the nine months of 2018, or $98.7 million, as compared with $118.1 million or 59.8%, in the prior year. The decrease was due to a shift in timing and mix of projects.

Contract revenues in the concrete segment are primarily derived from private sector customers. Private sector customers represent $171.0 million, or 79.7%, of total contract revenues for the concrete segment in the nine months of 2018, compared to $177.6 million, or 81.2% in the prior year.

Gross Profit.   Gross profit was $42.5 million for the nine months ended September 30, 2018 as compared with $39.1 million in the prior year. Gross margin for the nine months was 10.1%, as compared with 9.4% in the prior year. Gross profit increased primarily due to strong operational performance, especially in the marine segment during the first half of 2018 as well as the unfavorable impact of project disruptions due to weather events in the third quarter of 2017. This increase was partially offset by unanticipated delays related unfavorable weather patterns as well as competitive pressure in the Houston market of the concrete segment in the third quarter of 2018.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses for the nine months of 2018 were $46.2 million as compared with $49.0 million in the prior year, which was a decrease of $2.8 million, or 5.7%. The decrease was driven by cost saving initiatives implemented in the fall of 2017 as well as a reduction in certain payroll-related costs in the third quarter of 2018.

Other income, net of expense. Other expense primarily reflects interest on our borrowings. For the nine months ended September 30, 2018, the total net balance also includes $1.6 million revenue on the sale of easement rights for one of the Company's properties in the Houston area as well as an increase in total interest expense of $2.2 million related to to recognizing unamortized debt issuance costs on extinguishment of debt in the third quarter of 2018.

See Note 11 for additional discussion of the amended syndicated credit agreement, also known as the Fourth Amendment, executed on July 31, 2018.

Income Tax Expense (Benefit).  The Company recorded a tax expense of $0.1 million for the nine months ended September 30, 2018 and a tax benefit of $4.3 million for the nine months ended September 30, 2017. The Company has estimated its effective tax rate at 108.3% for the nine months of 2018 as compared with 32.1% during the nine months of 2017. In the third quarter of 2018, the Company recorded $2.2 million of unamortized debt issuance costs for the extinguishment of debt, which was treated as a discrete item and tax effected at a rate of 23%. In the first quarter of 2018 the Company recorded a $5.4 million gain related to the settlement of a legal matter, as discussed in Note 15, which was also treated as a discrete item and and tax effected at a rate of 23.0%.

See Note 12 for additional discussion of income taxes and the Act, which was enacted and signed into law on December 22, 2017.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues:

Three months ended September 30, 2018 compared with three months ended September 30, 2017

	Three months ended September 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Segment	$63,479	50.8%	$68,383	48.8%
Concrete Segment	61,594	49.2%	71,779	51.2%
Total	$125,073	100.0%	$140,162	100.0%

Operating (loss) income
Marine Segment	$(5,559)	(8.8)%	$(9,837)	(14.4)%
Concrete Segment	(1,846)	(3.0)%	4,483	6.2%
Total	$(7,405)		$(5,354)

Marine Segment

Revenues for the marine segment for the three months ended September 30, 2018 were $63.5 million compared to $68.4 million for the three months ended September 30, 2017, a decrease of $4.9 million, or 7.2%. The decrease is primarily attributable to unanticipated delays in commencing certain work due to customer schedules.

Operating loss for the marine segment for the three months ended September 30, 2018 was $5.6 million, compared to $9.8 million of operating loss for the three months ended September 30, 2017, a decrease of $4.3 million. The decrease is primarily due to continued strong operational performance in the third quarter of 2018 and the unfavorable impact of project disruptions due to weather events in the third quarter of 2017. As a percentage of revenues, operating loss for our marine segment was (8.8)% for the three months ended September 30, 2018 compared to (14.4)% of operating loss for the three months ended September 30, 2017.

Concrete Segment

Revenues for our concrete segment for the three months ended September 30, 2018 were $61.6 million compared to $71.8 million for the three months ended September 30, 2017, a decrease of $10.2 million, or 14.2%. The decrease in revenue was primarily due to production delays resulting from continuous rain throughout the market areas in Texas, particularly in September.

Operating loss for our concrete segment for the three months ended September 30, 2018 was $1.8 million, compared to operating income of $4.5 million for the three months ended September 30, 2017, a decrease of $6.3 million. The decrease was primarily driven by production delays resulting from continuous rain throughout the market areas in Texas, particularly in September, as well as continued competitive pressure in the Houston market in the third quarter of 2018. As a percentage of revenues, operating loss for our concrete segment was (3.0)% for the three months ended September 30, 2018 compared to operating income of 6.2% for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

	Nine months ended September 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Segment	$206,967	49.1%	$197,566	47.5%
Concrete Segment	214,715	50.9%	218,773	52.5%
Total	$421,682	100.0%	$416,339	100.0%

Operating income (loss)
Marine Segment	$4,348	2.1%	$(26,160)	(13.2)%
Concrete Segment	(94)	—%	16,858	7.7%
Total	$4,254		$(9,302)

Marine Segment

Revenues for the marine segment for the nine months ended September 30, 2018 were $207.0 million compared to $197.6 million for the nine months ended September 30, 2017, an increase of $9.4 million, or 4.8%. The increase is primarily attributable to the timing and mix of projects, partially offset by unanticipated delays in commencing certain work due to customer schedules in the third quarter of 2018.

Operating income for the marine segment for the nine months ended September 30, 2018 was $4.3 million, compared to $26.2 million of operating losses for the nine months ended September 30, 2017, an increase of $30.5 million. The increase is primarily due to solid operational performance of the segment and the unfavorable impact of project disruptions due to weather events in the third quarter of 2017. Additionally, the Company recognized a $5.4 million gain on the settlement of a legal matter in the first quarter of 2018. As a percentage of revenues, operating income for the marine segment was 2.1% for the nine months ended September 30, 2018 compared to (13.2)% of operating loss for the nine months ended September 30, 2017.

Concrete Segment

Revenues for our concrete segment for the nine months ended September 30, 2018 were $214.7 million compared to $218.8 million for the nine months ended September 30, 2017, a decrease of $4.1 million, or 1.9%. The decrease in revenue was primarily due to production delays resulting from unfavorable weather patterns experienced during the first and third quarters of 2018, partially offset by the acquisition of TBC in April 2017.

Operating loss for our concrete segment for the nine months ended September 30, 2018 was less than $0.1 million, compared to operating income of $16.9 million for the nine months ended September 30, 2017, a decrease of $17.0 million. The decrease was primarily driven by production delays resulting from unfavorable weather patterns experienced during the first and third quarters of 2018 as well as continued competitive pressure in the Houston market. As a percentage of revenues, operating loss for our concrete segment was 0.0% for the nine months ended September 30, 2018 compared to operating income of 7.7% for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined in Note 11 and below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2018, our working capital was $68.0 million, as compared with $69.8 million at December 31, 2017. As of September 30, 2018, we had cash on hand of $2.6 million. Our borrowing capacity at September 30, 2018 was approximately $61.3 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
Cash flows (used in) provided by operating activities	$(5,239)	$31,855
Cash flows used in investing activities	$(11,707)	$(7,860)
Cash flows provided by (used in) financing activities	$10,454	$(21,641)

Capital expenditures (included in investing activities above)	$(15,043)	$(7,234)

Operating Activities. In the nine months ended September 30, 2018, the Company's operations used approximately $5.2 million of net cash, as compared with cash provided by operations in the prior year period of approximately $31.9 million. The decrease in cash between periods of $37.1 million was primarily attributable to changes in working capital driven by decreases in the accounts payable and the billings in excess of costs and estimated earnings balances as well as an increase in the costs and estimated earnings in excess of billings on uncompleted contracts.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $15.0 million in the nine months ended September 30, 2018, as compared with $7.2 million in the comparable prior year period. The increase is primarily a result of timing of purchase of capital assets. The Company remains on track to meet its projected capital expenditures budget for the current fiscal year as a significant portion of the capital spending incurred during the second quarter of 2018 was a result of timing of projects.

Financing Activities. Through the nine months ended September 30, 2018, we drew down $29.9 million from our revolving line of credit. We repaid $13.9 million on the revolver, as well as made our regularly scheduled debt payment on the term loan of $7.5 million, for a total of $21.4 million in debt payments. In the comparable prior year period, we drew down $52.0 million from our revolving line of credit. Additionally we repaid $60.0 million on the revolver, as well as made our regularly scheduled debt payments and an additional payment on the term loan of $14.4 million for a total of $74.4 million in debt payments.

Sources of Capital

The Company entered into an amended syndicated credit agreement (the "Credit Agreement" also known as the “Fourth Amendment”) on July 31, 2018 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Banking and Trust Company. With the execution of the Credit Agreement (known to Regions Bank and co-syndication agents as the Fourth Amendment), the prior indebtedness was treated as an extinguishment of debt and accounted for under the guidelines of ASC 470-05, Debt, Modifications and Extinguishments. The primary purpose of the Credit Agreement was to provide the Company with greater financing flexibility by providing a new amortization schedule, an extended maturity date, increased availability under the revolving line of credit, and a reduction in overall costs.

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $100 million and a term loan with a commitment amount of $60 million (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin) or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on July 31, 2023.

See Note 11 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company's debt.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to not be less than 1.25 to 1.00.

•	A consolidated Leverage Ratio as of the end of any fiscal quarter to not exceed 3.00 to 1.00.

As of September 30, 2018, the Company was in compliance with all financial covenants.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the nine months ended September 30, 2018 was $0.4 million, net of tax. The fair market value of the swaps as of September 30, 2018 was $0.5 million and net of tax was $0.4 million, which is reflected as an asset included in the balance of "Other non-current assets" on the Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company's derivative instruments.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At September 30, 2018, our maximum capacity under our current bonding arrangement was $500 million, with approximately $137 million of remaining availability. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At September 30, 2018, we had $97.3 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three-month period of 3.69%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and, if warranted, we utilize cash from operations to reduce our debt position.

Item 4.                      Controls and Procedures

•
Evaluation of Disclosure Controls and Procedures.  As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2018.

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

PART II - Other Information

Item 1.  Legal Proceedings

For information about litigation involving the Company, see Note 15 to the consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors", of our 2017 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales or repurchases of equity securities in the period ended September 30, 2018.

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

10.1
Fourth Amendment, effective July 31, 2018, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Securities and Exchange Commission on August 3, 2018 (File No. 1-33891)).

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

ORION GROUP HOLDINGS, INC.

By:	/s/ Mark R. Stauffer
November 2, 2018	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Christopher J. DeAlmeida
November 2, 2018	Christopher J. DeAlmeida
Executive Vice President and Chief Financial Officer