Form 10-K
period 2018-12-31
Orion Group Holdings Inc
filed 2019-03-27
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated filer ☐     Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, initiate by check mark if the registrant has elected not to use the extended transition period for complying with any, new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
There were 28,899,412 shares of common stock outstanding as of March 15, 2019.  The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $237.2 million as of June 29, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, based upon the last reported sales price on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the Registrant’s definitive Proxy Statement to be issued in connection with the 2019 Annual Meeting of Stockholders to be filed on or about April 9, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K.

ORION GROUP HOLDINGS, INC.

2018 Annual Report on Form 10-K

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

•
Continue to reinvest in our core operations - We pursue technically complex projects where our people, specialized services and equipment differentiate us from our competitors.  We intend to enhance the types, numbers and capabilities of our equipment so we can provide turnkey construction services to our customers. This means when we are called on for business, we have the right people, skills, and equipment readily available for multiple projects.

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

U.S. Coastal and Wetland Restoration and Reclamation
We believe that increases in coastal population density and demographic trends will lead to an increase in the number of coastal restoration and reclamation projects, and as the value of waterside assets rises from a residential and recreational standpoint, the private sector, government agencies and municipalities will increase spending on restoration and reclamation projects.

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

The following table represents concentrations of contract revenue by type of customer for the years ended December 31, 2018, 2017, and 2016.

	2018	%	2017	%	2016	%
Federal Government	$42,143	8%	$63,823	11%	$40,361	7%
State Governments	30,470	6%	42,613	7%	37,700	7%
Local Governments	107,478	21%	91,592	16%	94,461	16%
Private Companies	340,803	65%	380,525	66%	405,714	70%
Total contract revenues	$520,894	100%	$578,553	100%	$578,236	100%

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

Backlog for our marine segment at December 31, 2018, was $256.7 million, as compared with $177.0 million at December 31, 2017.

Backlog for our concrete segment at December 31, 2018 was $183.7 million, as compared with $183.6 million at December 31, 2017.

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
In connection with both segments of the business, we generally are required to provide various types of surety bonds that provide security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future. The bonds we provide typically are for the contract amount of the project. At December 31, 2018, our capacity under our current bonding arrangement was $500 million, with approximately $133 million of remaining availability. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Employees
At December 31, 2018, our marine segment had 804 employees, 254 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.  Our concrete segment had 1,683 employees, 329 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.

From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice.  We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our employees are not currently represented by labor unions, except certain employees in our marine segment located in the Pacific Northwest and Alaska, in respect of which collective bargaining agreements are in place.  Employees represented by collective bargaining agreements in our marine segment represent approximately 2% of our total workforce. Currently, there are no employees represented by collective bargaining agreements in our concrete segment.

Financial Information About Geographic Areas
We are a project-driven marine and concrete contractor, and our operations represent two reportable segments for financial reporting. Our business is primarily conducted along the coastal regions of the United States for our marine segment and in the metropolitan areas of Texas for our concrete segment. Revenues generated from our marine segment outside the United States, primarily in the Caribbean Basin and Mexico, totaled 2.3%, 1.6%, and 1.3% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Our long-lived assets are substantially located in the United States.

Access to the Company’s Filings
We maintain a website at www.oriongroupholdingsinc.com on which we make available, free of charge, access to the various reports we file with, or furnish to, the SEC.  The website is made available for information purposes only.  It should not be relied upon for investment purposes, and none of the information on our website is incorporated into this Annual Report on Form 10-K by reference.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

As of December 31, 2018, we had a backlog of work to be completed on contracts totaling approximately $256.7 million in our marine segment and approximately $183.7 million in our concrete segment. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.

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

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2018, we recorded approximately $0.6 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims.  Should negative trends persist; we could continue to be negatively impacted in the future.

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
At December 31, 2018, our total consolidated indebtedness was approximately $80.5 million. Per the Credit Agreement, the Term Loan Facility requires quarterly installment payments which increase throughout the life of the loan and have a date of maturity of July 31, 2023. We must also comply with various affirmative and negative covenants contained in our Credit Agreement, some of which may restrict the way in which we would like to conduct our business. Among other things, our requirements under out debt instruments could potentially limit our ability to:

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

We may incur additional indebtedness in the future under our existing Credit Agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of these. If we incur additional indebtedness in the future, it likely would be under our existing Credit Agreement or under arrangements that may have terms and conditions at least as restrictive as those contained in our existing Credit Agreement. At December 31, 2018, available capacity to borrow on the Revolving Line of Credit was $42.2 million. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness.
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

Item 3.               LEGAL PROCEEDINGS

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these or any other proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows, or financial condition.

A pending legal matter was settled for $5.5 million during the first quarter of 2018. The settlement amount was recorded in "Other gain from continuing operations" in the Consolidated Statement of Operations, "Prepaid expenses and other" (current portion of the notes receivable) and "Other non-current assets" (non-current portion of the notes receivable) in the Consolidated Balance Sheets. As of December 31, 2018, the current portion of the note receivable was $0.8 million and the non-current portion was $3.0 million. Legal fees related to this matter were expensed as incurred during the respective reporting period.

As a result of charges brought in September 2015 and October 2016 by the Houston Police Department, Environmental Enforcement, two subsidiaries of the Company were recently indicted at the request of the Harris County, Texas District Attorney’s Office by a duly organized Grand Jury of Harris County, Texas for separate but related violations of the Texas Water Code, allegedly arising from the handling of construction concrete at certain work sites. Specifically, both were charged with unlawfully, intentionally or knowingly discharging a waste or pollutant. The Company is subject to a maximum fine in each case of $250,000, but has already declined a $75,000 plea bargain in the first case. In the second case, a project supervisor was also indicted. None of these allegations nor the costs of defense, taken separately or as a whole, is expected to have a material impact on the Company’s balance sheet or its liquidity. The Company considers all of these allegations without merit and it will vigorously defend itself and its employee.

Item 4.               MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ORN”.

Holders
As of March 15, 2019, we had approximately 2,997 stockholders of record including beneficial holders.

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

	2013	2014	2015	2016	2017	2018
Orion Group Holdings, Inc.	100.00	91.85	34.66	82.71	65.09	35.66
S&P 500	100.00	111.39	110.58	121.13	144.65	135.63
Dow Jones US Heavy Civil Construction	100.00	74.09	65.12	79.74	83.33	61.14
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

The table below includes the non-U.S. GAAP operating performance measures of EBITDA and Adjusted EBITDA.  For a definition of EBITDA and Adjusted EBITDA and a reconciliation to net income calculated and presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), please see “Non-U.S. GAAP Financial Measures” immediately below.

	Amounts in thousands, except share and per share information
	2018	2017	2016	2015	2014
Contract revenues (1)	$520,894	$578,553	$578,236	$466,498	$385,818
Gross profit	21,649	66,890	67,482	40,182	44,594
Selling, general and administrative expenses	61,460	66,026	64,987	47,715	34,691
Other expense, net	(6,115)	(5,679)	(6,113)	(2,580)	(210)
Net income (loss)	(94,422)	400	(3,620)	(8,060)	6,877
Net income (loss) per share:
Basic	$(3.31)	$0.01	$(0.13)	$(0.29)	$0.25
Diluted	$(3.31)	$0.01	$(0.13)	$(0.29)	$0.25
Weighted average shares outstanding:
Basic	28,518,353	28,029,936	27,536,967	27,366,528	27,421,441
Diluted	28,518,353	28,354,280	27,536,967	27,366,528	27,787,613
Other Financial Data
EBITDA	$(67,049)	$31,070	$38,295	$20,620	$34,180
Adjusted EBITDA	$24,036	$31,070	$38,295	$20,620	$34,180
Capital expenditures	17,714	10,729	18,715	20,802	18,711
Cash interest expense	4,819	4,413	5,031	3,063	742
Depreciation and amortization	31,799	29,491	34,162	28,083	23,451
Net cash provided by (used in):
Operating activities	21,931	34,133	23,149	25,179	11,945
Investing activities	(13,300)	(10,080)	(17,686)	(128,795)	(42,787)
Financing activities	(9,033)	(15,272)	(6,503)	66,068	28,876

(1) ASU 2014-09, Revenue from Contracts with Customers (Topic 606), adopted on January 1, 2018, using the modified retrospective method. Prior years have not been recast.

	2018	2017	2016	2015	2014
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,684	$9,086	$305	$1,345	$38,893
Working capital	50,750	69,797	77,588	75,277	60,508
Total assets	312,870	433,285	447,676	461,462	352,300
Total debt, net of debt issuance costs	79,065	85,941	101,265	106,609	37,007
Total stockholders’ equity	141,585	231,266	226,204	227,714	236,717

Non-U.S. GAAP Financial Measures

We include in this Annual Report on Form 10-K the non-U.S. GAAP financial measure of EBITDA and Adjusted EBITDA. We define EBITDA as earnings before interest, income taxes, depreciation and amortization. Adjusted EBITDA is a non-GAAP measure that represents EBITDA adjusted for project adjustments, accounts receivable reserves and goodwill impairment charges. EBITDA and Adjusted EBITDA are used as supplemental operating performance measures by our management and by external users of our financial statements such as investors, commercial banks and others, to assess:

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

EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of performance presented in accordance with U.S. GAAP as measures of operating performance. Because EBITDA and Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by different companies in our industry, our definition of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA have important limitations as analytical tools, and you should not consider them in isolation.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to our net income for the periods indicated as calculated and presented in accordance with U.S. GAAP:

	2018	2017	2016	2015	2014
Net income (loss)	$(94,422)	$400	$(3,620)	$(8,060)	$6,877
Income tax (benefit) expense	(12,233)	(4,541)	1,581	(2,519)	3,175
Interest expense, net	7,807	5,720	6,172	3,116	677
Depreciation and amortization	31,799	29,491	34,162	28,083	23,451
EBITDA	(67,049)	31,070	38,295	20,620	34,180
Changes in cost estimates	22,770	—	—	—	—
Reserve on disputed accounts receivables	4,280	—	—	—	—
Goodwill impairment charges	69,483	—	—	—	—
Legal settlement	(5,448)	—	—	—	—
Adjusted EBITDA	$24,036	$31,070	$38,295	$20,620	$34,180

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2018 Recap and 2019 Outlook

In 2018, we recorded revenues of $520.9 million, of which $277.0 million was attributable to our concrete segment and the remaining $243.9 million to our marine segment. In addition, we ended 2018 with a consolidated backlog of $440.4 million. Our revenues in 2018 decreased by 10.0% as compared with 2017 and we recorded a net loss of $94.4 million, as compared with net income of $0.4 million in the prior year. Net loss in 2018 was driven by the full impairment of goodwill of $69.5 million, unfavorable changes in cost estimates, the unfavorable impact of customer driven project disruptions and delays and weather patterns in the second half of 2018. Net income in 2017 was driven by a net tax benefit of $4.5 million, resulting from the favorable impact of the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017.

Looking toward 2019, the Company remains focused on its strategic plan and believes its long-term outlook is strong, with solid prospects for bottom line growth in the future.

Marine Segment

Demand for our marine construction services remains strong. We continue to see solid demand to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. Specifically, we continue to see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy. Over the long term, we expect to see some bid opportunities in this sector from petrochemical-related customers, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities also remain solid, many of which are related to the completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, Tourist Opportunities, Revived Economies of the Gulf Coast Act (the "RESTORE Act") and new U.S. Army Corps of Engineers ("USACE") disaster recovery projects in Texas throughout 2019. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers in the future.

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

Concrete Segment

Our concrete segment's demand also remains strong. The Texas building sector is in solid shape as its three major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for families and businesses to reside. Population growth throughout our markets continues to drive new distribution centers, educational and medical facilities, office expansion, retail and grocery establishments and new multi-family housing units. In Houston, the Company continues to experience competitive pressure in the market, but expects to maintain market share. The Dallas-Fort Worth office continues its efforts to expand the services it offers beyond light commercial construction and will be targeting structural construction opportunities going forward. Also, our Central Texas operations are performing in line with our expectations and we are expanding market share along the I-35 corridor.

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

Backlog for our marine segment at December 31, 2018 was $256.7 million, as compared with $177.0 million at December 31, 2017, an increase of 45.0% from the prior year period.

Backlog for our concrete segment at December 31, 2018 was $183.7 million, as compared with $183.6 million at December 31, 2017, essentially flat from the prior year period.

Income Statement Comparisons

	Year ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$520,894	100.0%	$578,553	100.0%	$578,236	100.0%
Cost of contract revenues	499,245	95.8%	511,663	88.4%	510,754	88.3%
Gross profit	21,649	4.2%	66,890	11.6%	67,482	11.7%
Selling, general and administrative expenses	61,460	11.8%	66,026	11.4%	64,987	11.2%
(Gain) loss from sale of assets, net	(3,306)	(0.6)%	(674)	(0.1)%	(1,579)	(0.3)%
Goodwill impairment charges	69,483	13.3%	—	—%	—	—%
Other gain from continuing operations	(5,448)	(1.0)%	—	—%	—	—%
Operating income (loss)	(100,540)	(19.3)%	1,538	0.3%	4,074	0.8%
Other (expense) income
Other income	1,692	0.3%	41	—%	59	—%
Interest income	136	—%	11	—%	3	—%
Interest expense	(7,943)	(1.5)%	(5,731)	(1.0)%	(6,175)	(1.1)%
Other expense, net	(6,115)	(1.2)%	(5,679)	(1.0)%	(6,113)	(1.1)%
Loss before income taxes	(106,655)	(20.5)%	(4,141)	(0.7)%	(2,039)	(0.3)%
Income tax (benefit) expense	(12,233)	(2.4)%	(4,541)	(0.8)%	1,581	0.3%
Net (loss) income	$(94,422)	(18.1)%	$400	0.1%	(3,620)	(0.6)%

Year ended December 31, 2018 compared with year ended December 31, 2017

Contract Revenues. Contract revenues in 2018 of $520.9 million decreased approximately 10.0% as compared to $578.6 million in 2017. The decrease was primarily attributable to certain projects in the Marine segment, where we experienced unfavorable changes in cost estimates, the unfavorable impact of customer driven project disruptions and delays and weather patterns in the second half of 2018.

Contract revenues generated from private sector customers for the marine segment represented 49.1%, or $119.7 million, of total contract revenues in 2018 compared to 47.7%, or $136.4 million, in 2017. Contract revenues generated from private sector customers for the concrete segment represented 79.8%, or $221.1 million, in 2018 compared to 83.4%, or $244.1 million, in 2017. These decreases were primarily due to a shift in timing and mix of projects.

Contract revenues generated from public sector customers for the marine segment represented 50.9%, or $124.2 million, of total contract revenues in 2018 compared to 52.3%, or $149.3 million, in 2017. Contract revenues generated from public sector customers for the concrete segment represented 20.2%, or $55.9 million, in 2018 compared to 16.6%, or $48.7 million, in 2017. These increases were driven primarily by a shift in timing and mix of projects.

Gross Profit.   Gross profit was $21.6 million for the year ended December 31, 2018, compared to $66.9 million in the prior year period, a decrease of $45.2 million, or 67.6%. Gross margin in 2018 was 4.2% of total contract revenues as compared to 11.6% in the prior year period. This decrease was primarily attributable to unfavorable changes in cost estimates. the unfavorable impact of project disruptions due to weather events in the second half of 2018 as well as competitive pressure in the Houston market in the concrete segment in the second half of 2018. This decrease was partially offset by strong operational performance, especially in the marine segment during the first half of 2018.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $61.5 million for the year ended December 31, 2018 compared to $66.0 million in the prior year period, a decrease of $4.5 million, or 6.9%. As a percentage of total contract revenues, SG&A expenses increased slightly as compared with the prior year, from 11.4% to 11.8%. This decrease was driven by cost saving initiatives implemented in the fall of 2017 as well as a reduction in certain payroll-related costs in the third quarter of 2018.

Other Expense, Net of Income. Other expense primarily reflects interest on our borrowings. For 2018 the total net balance also includes $1.6 million of revenue on the sale of easement rights for one of the Company's properties in the Houston area as well as an increase in total interest expense of $2.2 million related to recognizing unamortized debt issuance costs on extinguishment of debt in the third quarter of 2018.

See Note 12 for additional discussion of the amended syndicated credit agreement, also known as the Fifth Amendment, executed in March 2019.

Income Tax (Benefit) Expense.  We recorded tax benefit of $12.2 million in 2018, compared to tax benefit of $4.5 million in 2017. Our effective tax rate in 2018 was 11.5%, which differs from the statutory rate of 21% due to valuation allowances taken on net operating losses.

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

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues:

Segment Comparison

	Year ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Segment	$243,883	46.8%	$285,736	49.4%	$284,632	49.2%
Concrete Segment	277,011	53.2%	292,817	50.6%	293,604	50.8%
Total	$520,894	100.0%	$578,553	100.0%	$578,236	100.0%

Operating (loss) income
Marine Segment	$(61,012)	(25.0)%	$(18,406)	(6.4)%	$(12,403)	(4.4)%
Concrete Segment	(39,528)	(14.3)%	19,944	6.8%	16,477	5.6%
Total	$(100,540)		$1,538		$4,074

Year ended December 31, 2018 compared with year ended December 31, 2017

Marine Segment

Revenues for our marine segment for the year ended December 31, 2018 were $243.9 million compared to $285.7 million for the year ended December 31, 2017, a decrease of $41.9 million, or 14.6%. This decrease is primarily attributable to certain projects where we experienced unfavorable changes in cost estimates and to unanticipated delays in commencing certain work due to customer schedules in the second half of 2018.

Operating loss for our marine segment for the year ended December 31, 2018 was $61.0 million, compared to $18.4 million for the year ended December 31, 2017, an increase of $42.6 million, or 231.5%. This increase in operating loss was primarily due to the full impairment of goodwill in the marine segment of $33.8 million, certain projects where we experienced unfavorable changes in cost estimates and to unanticipated delays in commencing certain work due to customer schedules in the second half of 2018. As a percentage of total contract revenues, operating loss for our marine segment was 25.0% for the year ended December 31, 2018, compared to 6.4% for the year ended December 31, 2017.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2018 were $277.0 million compared to $292.8 million for the year ended December 31, 2017, a decrease of $15.8 million, or 5.4%. This decrease was attributable to production delays resulting from unfavorable weather patterns experienced during the third and fourth quarters of 2018.

Operating loss for our concrete segment for the year ended December 31, 2018 was $39.5 million, compared to operating income of $19.9 million from the year ended December 31, 2017, a decrease of $59.5 million, or 298.2%. This decrease was primarily driven by the full impairment of goodwill in the concrete segment of $35.7 million, production delays resulting from unfavorable weather patterns experienced during the first and third quarters of 2018 as well as continued competitive pressure in the Houston market. As a percentage of revenues, operating loss for our concrete segment was 14.3% for the year ended December 31, 2018, compared to operating income of 6.8% for the year ended December 31, 2017.

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

Revenue Recognition
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018, using the modified retrospective method. We recognized the cumulative effect of initially adopting Topic 606 guidance as an adjustment to the beginning balance of retained earnings. Contracts with customers that were not substantially complete in both our marine and concrete segments were evaluated in order to determine the impact as of the date of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Our revenue is derived from contracts to provide marine construction, dredging, turnkey concrete services, and other specialty services. Our projects are typically short in duration and usually span a period of less than one year. We determine the appropriate accounting treatment for each contract before work begins and generally records revenue on contracts over time.

Performance obligations are promises in a contract to transfer distinct goods or services to the customer and are the unit of account under Topic 606. Our contracts and related change orders typically represent a single performance obligation because individual goods and services are not separately identifiable and the we provide a significant integrated service. Revenue is recognized over time because control is continuously transferred to the customer. For contracts with multiple performance obligations, we allocate the contract's transaction price to each performance obligation using our best estimate of the stand-alone selling price of each distinct good or service. Progress is measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Upfront costs, such as incurring costs to mobilize personnel and equipment prior to satisfying a performance obligation are capitalized and amortized over the contract performance period.

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

When performing our impairment analysis, we reconcile the total of the fair value of our reporting units with our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators. If our reconciliation indicates an implied control premium that is unreasonable in light of current market conditions, we review and adjust our assumptions accordingly.

As required, annual impairment testing of goodwill is performed as of October 31 of each year or whenever circumstances arise that indicate a possible impairment might exist. Based on this testing, we concluded that as of December 31, 2018, our Marine segment’s goodwill of $33.8 million and our Concrete segment’s goodwill of $35.7 million were fully impaired.

Income Taxes
We determine our consolidated income tax provision using the asset and liability method prescribed by U.S. GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against any deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any tax audits. The value of any net deferred tax asset depends upon estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that we do not expect to realize. The factors used to assess the likelihood of realization include our forecast of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and available tax planning strategies that could be implemented to realize the net deferred tax assets.

We consider both positive and negative evidence when evaluating the need for a valuation allowance on our deferred tax assets in accordance with ASC 740. Available evidence includes historical financial information supplemented by currently available information about future years.  Generally, historical financial information is more objectively verifiable than projections of future income and is therefore given more weight in our assessment.   We consider cumulative losses in the most recent twelve quarters to be significant negative evidence that is difficult to overcome in considering whether a valuation allowance is required. Conversely, we consider a cumulative income position over the most resent twelve quarters, to be significant positive evidence that a valuation allowance may not be required.

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

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At December 31, 2018, our working capital was $50.8 million as compared with $69.8 million at December 31, 2017. As of December 31, 2018, we had cash on hand of $8.7 million. Due to the outstanding borrowings on our revolver and outstanding letters of credit, our borrowing capacity at December 31, 2018 was approximately $42.2 million.

We expect to meet our future internal liquidity and working capital needs, and maintain our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31, 2018, 2017 and 2016:

	2018	2017	2016
Cash flows provided by operating activities	$21,931	$34,133	$23,149
Cash flows used in investing activities	$(13,300)	$(10,080)	$(17,686)
Cash flows (used in) provided by financing activities	$(9,033)	$(15,272)	$(6,503)

Capital expenditures (included in investing activities above)	$(17,714)	$(10,729)	$(18,715)

Operating Activities. During 2018, our operations provided approximately $21.9 million in net cash inflows, as compared with cash provided by operations in the prior year period of $34.1 million. The decrease in cash provided between periods of $12.2 million was primarily attributable to a change in working capital driven by the timing of projects as well as the Company generating a net loss in 2018 versus net income in 2017. This decrease was partially offset by non-cash goodwill impairment charges.

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

Investing Activities. Capital asset additions and betterments to our fleet were $17.7 million in 2018, as compared with $10.7 million in 2017. The increase is primarily a result of timing of purchase of capital assets.

Financing Activities. During 2018, we drew down $39.9 million from our revolving line of credit. Additionally, we repaid $27.9 million on this draw, as well as made regularly scheduled debt payments on the term loan of $8.2 million and an additional amount of $12.0 million during 2018 was transferred to the revolving line of credit for a total of $48.1 million in debt payments. In the prior year, in connection with our new Credit Facility, we drew down $72.0 million from our revolving line of credit. Additionally, we repaid $70.0 million on this draw, as well as made regularly scheduled debt payments and additional payments on the term loan of $17.8 million for a total of $87.8 million in debt payments.

Sources of Capital

The Company entered into an amended syndicated credit agreement (the "Credit Agreement" also known as the "Fourth Amendment") on July 31, 2018, with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Baking and Trust Company. The primary purpose of the Credit Agreement was to provide the Company with greater flexibility as it provides for the calculation of Adjusted EBITDA that adds back various project specific costs.

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $100.0 million, and a term loan with a commitment amount of $60.0 million (together, the “Credit Facility”). With the execution of the Fifth Amendment, the maximum borrowing availability under the revolving line of credit as of December 31, 2018, was temporarily reduced to $65.0 million and will remain in effect until certain conditions have been met. The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on July 31, 2023.

See Note 12 in the Notes to the Financial Statements (Part IV, Item 15 of this Form 10-K) for further discussion on the Company's Debt.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to not be less than 1.25 to 1.00

•	A consolidated Leverage Ratio to not exceed the following during each noted period:
-Fiscal Quarter Ending December 31, 2018, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2019, to not exceed 4.75 to 1.00;
-Fiscal Quarter Ending June 30, 2019, to not exceed 4.75 to 1.00;
-Fiscal Quarter Ending September 30, 2019 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

During the fourth quarter of 2018, the Company initiated discussions with the lead bank due to concerns it would not be in compliance with financial covenants. The Company executed the Fifth Amendment during March 2019, which was effective as of December 31, 2018. The Leverage Ratio was adjusted beginning with the quarter ended December 31, 2018 through September 30, 2019 and each Fiscal Quarter thereafter, as reflected above. The Fixed Charge Coverage Ratio was unchanged. Additionally with this amendment, for the purpose of calculating the financial covenants, solely with respect to the Fiscal Quarters of the Borrower ending March 31, 2019, June 30, 2019 and September 30, 2019, Consolidated EBITDA to be determined for the Fiscal Quarter of the Borrower ending (A) March 31, 2019 by multiplying the Consolidated EBITDA for such Fiscal Quarter by four (4), (B) June 30, 2019 by multiplying the Consolidated EBITDA for such Fiscal Quarter plus the Consolidated EBITDA for the immediately preceding Fiscal Quarter by two (2) and (C) September 30, 2019 by multiplying the Consolidated EBITDA for such Fiscal Quarter plus the Consolidated EBITDA for the immediately preceding two (2) Fiscal Quarters by four-thirds (4/3). This amendment to the Credit Agreement will increase the cost of the Company's borrowings and will impose additional limitations on certain types of activities, such as acquisitions. With the execution of the aforementioned amendment, the Company was in compliance with all financial covenants as of December 31, 2018.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered a sixth receive-variable, pay-fixed interest rate swaps to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 will hedge the variability in the interest payments on 50% of the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on June 30, 2023. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of December 31, 2018 is less than $0.1 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of December 31, 2018 is less than $0.1 million. See Note 9 for more information regarding the fair value of the Company's derivative instruments.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts.  Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market.  At December 31, 2018, our capacity under our current bonding arrangement was $500 million, with approximately $133 million of remaining availability.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2018:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(in thousands)
Debt obligations	$80,500	$3,000	$8,250	$69,250	$—
Lease obligations	33,205	$10,308	12,694	4,913	$5,290
Purchase obligations (1)	—	—	—	—	—
Total	$113,705	$13,308	$20,944	$74,163	$5,290

(1)	Commitments pursuant to other purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

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

A summary of debt and other contractual obligations as of December 31, 2018 and December 31, 2017 is as follows:

	December 31, 2018	December 31, 2017
Credit facility, non-current maturities	$77,500	$65,250
Credit facility, current maturities	3,000	23,500
Total long-term debt	$80,500	$88,750
Outstanding letters of credits	$814	$742
Leasing arrangements	$33.205	$37,313
Other long-term liabilities	$8,759	$3,573

The maturity date for amounts drawn under the revolving line of credit is the earlier of the Facility termination date of July 31, 2023, or the date the outstanding balance is permanently reduced to zero. Prior to the fourth quarter of 2018, the Company classified amounts drawn as current liabilities based on an intent and ability to repay the amounts using current assets within the next twelve months. During the fourth quarter of 2018, the Company determined it no longer has the intent to repay amounts drawn within the next twelve months. Therefore, the Company has classified the entire outstanding balance of the revolving line of credit as non-current.

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

Interest rate risk
At December 31, 2018, we had $80.5 million in outstanding borrowings under our credit facility, with a weighted average interest rate of 4.63%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Notwithstanding the material weaknesses occurring earlier in the year described below, our management, including our principal executive officer and principal financial officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the years presented in conformity with U.S. generally accepted accounting principles. In addition, the material weaknesses described below did not result in the restatement of any of our audited or unaudited consolidated financial statements or disclosures for any previously reported periods.
Changes in Internal Control over Financial Reporting
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the quarter ended December 31, 2018, we identified control deficiencies in internal control occurring in earlier 2018 interim periods related to:

•
a lack of segregation of duties and ineffective user access controls to IT applications regarding the input and review of manual journal entries and ineffective balance sheet account reconciliation controls at the Concrete segment. These control deficiencies resulted from ineffective risk assessment process to evaluate necessary changes in our financial reporting processes and related controls in response to changes in senior finance personnel at our Concrete segment and a lack of sufficient accounting professionals to perform supervisory reviews and monitoring activities over financial reporting at the Concrete segment.

•
an ineffective control over the evaluation of the classification of leases for financial reporting purposes. This control deficiency resulted because we did not effectively identify and communicate relevant and reliable information from lease contracts to finance personnel on a timely basis so they could fulfill their financial reporting and control responsibilities.

The control deficiency related to leases resulted in immaterial misstatements to previous annual and interim consolidated financial statements that were corrected in the consolidated financial statements as of and for the year ended December 31, 2018. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, we concluded that they represented material weaknesses during the three month interim periods ended March 31, 2018, June 30, 2018 and September 30, 2018.
Upon discovering the control deficiencies, we updated our risk assessment and modified the design and operation of affected process level controls and assigned additional personnel to monitor the Concrete segment’s accounting activities beginning in the quarter ended December 31, 2018. We also updated our policies and procedures and implemented new controls to ensure the accounting evaluation for lease modifications are performed in a timely manner.
As a result of the remediation actions described above, management concluded that the material weaknesses were remediated as of December 31, 2018.
Except for the identification and remediation of the material weaknesses described above, there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Management, under the oversight of our principal executive officer and principal financial officer, and Audit Committee, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control - An Integrated Framework (“2013 Framework”). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance U.S. generally accepted accounting principles.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018. KPMG LLP’s report appears on page F-4 of this annual report on Form 10-K.
Inherent Limitations on Effectiveness of Controls
Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	74	Chairman of the Board	2007
Thomas N. Amonett	75	Director	2007
J. Michael Pearson	71	Director	2006
Austin J. Shanfelter	62	Director	2007
Mary E. Sullivan	62	Director	2019
Michael J. Caliel	59	Director	2019
Mark R. Stauffer	56	President, Chief Executive Officer and Director	1999
Peter R. Buchler	72	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009
Robert L. Tabb	34	Vice President and Interim Chief Financial Officer	2014

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
The Company’s Consolidated Financial Statements at December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.	Financial Statement Schedule
The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2018 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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

† 10 .2
Orion Marine Group, Inc. 2007 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

† 10 .3
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

† 10 .5
Form of Stock Option Agreement Under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001-33891)).

† 10 .6
Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001-33891)).

† 10 .7
Executive Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33891)).

† 10 .8
Orion Group Holdings, Inc. 2017 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2017 (File No. 001-33891)).

*† 10.9	Form of Stock Option Agreement under the 2017 Long-Term Incentive Plan.
*† 10.10	Form of Restricted Stock Agreement under the 2017 Long-Term Incentive Plan.
*† 10.11	Form of Performance Unit Agreement under the 2017 Long-Term Incentive Plan.
*† 10.12	Summary of Non-Employee Director Compensation.
10.13
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

† 10.14
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Mark R. Stauffer (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015)(File No. 001-33891).

† 10.15
First Amendment, effective January 1, 2017, to Employment Agreement by and between Orion Group Holdings, Inc. and Mark Stauffer dated January 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 20, 2017 (File No. 001-33891)).

† 10.16
Second Amendment, effective June 5, 2018, to Employment Agreement by and between Orion Group Holdings, Inc. and Mark Stauffer dated January 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2018 (File No. 001-33891)).

† 10.17
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Peter R. Buchler (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015) (File No. 001-33891).

† 10.18
First Amendment, effective April 1, 2017, to Employment Agreement by and between Orion Group Holdings, Inc. and Peter R. Buchler dated January 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2017 (File No. 001-33891)).

† 10.19
Second Amendment, effective June 5, 2018, to Employment Agreement by and between Orion Group Holdings, Inc. and Peter R. Buchler dated January 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2018 (File No. 001-33891)).

*† 10.20	Employment Agreement between Orion Group Holdings, Inc., and Robert L. Tabb, dated September 30, 2015, as amended by the First Amendment, effective September 25, 2017.
† 10.21
Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Christopher J. DeAlmeida (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015) (File No. 001-33891).

† 10.22
Third Amendment, effective June 5, 2018, to Employment Agreement by and between Orion Group Holdings, Inc. and Christopher J. DeAlmeida dated January 1, 2015 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2018 (File No. 001-33891)).

10.23
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

10.24
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

10.25
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

10.26
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

10.27
Fourth amendment, effective July 31, 2018, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Securities and Exchange Commission on August 3, 2018 (File No. 001-33891)).

10.28
Fifth amendment, effective March 21, 2019, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2019 (File No. 001-33891)).

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

ORION GROUP HOLDINGS, INC.

March 26, 2019	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark R. Stauffer	President, Chief Executive Officer and	March 26, 2019
Mark R. Stauffer	Director

/s/ Robert L. Tabb	Vice President and Interim Chief	March 26, 2019
Robert L. Tabb	Financial Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	March 26, 2019
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	March 26, 2019
Thomas N. Amonett

/s/ J. Michael Pearson	Director	March 26, 2019
J. Michael Pearson

/s/ Austin J. Shanfelter	Director	March 26, 2019
Austin J. Shanfelter

/s/ Mary E. Sullivan	Director	March 26, 2019
Mary E. Sullivan

/s/ Michael J. Caliel	Director	March 26, 2019
Michael J. Caliel

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Orion Group Holdings, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Orion Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018 and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Orion Group Holdings, Inc. and subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Orion Group Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 26, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 26, 2019

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

/s/ ERNST & YOUNG LLP
Houston, Texas
March 24, 2017

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2018 and 2017
(In Thousands, Except Share and Per Share Information)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$8,684	$9,086
Accounts receivable:
Trade, net of allowance of $4,280 and $0, respectively	77,641	84,953
Retainage	30,734	39,189
Other current	4,257	3,706
Income taxes receivable	467	339
Inventory	1,056	4,386
Costs and estimated earnings in excess of billings on uncompleted contracts	9,217	46,006
Prepaid expenses and other	5,000	4,124
Total current assets	137,056	191,789
Property and equipment, net	148,003	146,278
Inventory, non-current	7,598	4,915
Goodwill	—	69,483
Intangible assets, net of amortization	14,787	18,175
Other non-current	5,426	2,645
Total assets	$312,870	$433,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$2,946	$22,756
Accounts payable:
Trade	42,023	45,194
Retainage	736	1,990
Accrued liabilities	18,840	17,873
Taxes payable	—	256
Billings in excess of costs and estimated earnings on uncompleted contracts	21,761	33,923
Total current liabilities	86,306	121,992
Long-term debt, net of debt issuance costs	76,119	63,185
Other long-term liabilities	8,759	3,573
Deferred income taxes	49	13,243
Interest rate swap liability	52	26
Total liabilities	171,285	202,019
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 29,611,989 and 28,860,961 issued; 28,900,758 and 28,149,737 outstanding at December 31, 2018 and December 31, 2017, respectively	296	288
Treasury stock, 711,231 and 711,231 shares, at cost December 31, 2018 and December 31, 2017, respectively	(6,540)	(6,540)
Other comprehensive loss	(52)	(26)
Additional paid-in capital	179,742	174,697
Retained earnings	(31,861)	62,847
Total stockholders’ equity	141,585	231,266
Total liabilities and stockholders’ equity	$312,870	$433,285

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2018	2017	2016
Contract revenues	$520,894	$578,553	$578,236
Costs of contract revenues	499,245	511,663	510,754
Gross profit	21,649	66,890	67,482
Selling, general and administrative expenses	61,460	66,026	64,987
Gain from sale of assets, net	(3,306)	(674)	(1,579)
Goodwill impairment charges	69,483	—	—
Other gain from continuing operations	(5,448)	—	—
Operating (loss) income	(100,540)	1,538	4,074
Other (expense) income:
Other income	1,692	41	59
Interest income	136	11	3
Interest expense	(7,943)	(5,731)	(6,175)
Other (expense) income, net	(6,115)	(5,679)	(6,113)
Loss before income taxes	(106,655)	(4,141)	(2,039)
Income tax (benefit) expense	(12,233)	(4,541)	1,581
Net (loss) income	$(94,422)	$400	$(3,620)

Basic (loss) income per share	$(3.31)	$0.01	$(0.13)
Diluted (loss) income per share	$(3.31)	$0.01	$(0.13)
Shares used to compute (loss) income per share
Basic	28,518,353	28,029,936	27,536,967
Diluted	28,518,353	28,354,280	27,536,967

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year ended December 31,
	2018	2017	2016
Net (loss) income	$(94,422)	$400	$(3,620)
Change in fair value of cash flow hedge, net of tax benefit of $15, net of tax expense of $53, and net of tax expense of $25 for the years ended December 31, 2018, 2017 and 2016, respectively	(26)	356	(237)
Total comprehensive (loss) income	$(94,448)	$756	$(3,857)

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share and Per Share Information)

	Common Stock		Treasury Stock		Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, January 1, 2016	27,992,589	$279	(711,231)	$(6,540)	$(145)	$168,736	$65,384	$227,714
Stock-based compensation	—	—	—	—	—	2,280	—	2,280
Exercise of stock options	13,850	—	—	—	—	67	—	67
Issuance of restricted stock	407,002	4	—	—	—	(4)	—	—
Forfeiture of restricted stock	(7,591)	—	—	—		—	—	—
Cash flow hedge, net of tax	—	—	—	—	(237)	—	—	(237)
Net loss	—	—	—	—	—	—	(3,620)	(3,620)
Balance, December 31, 2016	28,405,850	$283	(711,231)	$(6,540)	$(382)	$171,079	$61,764	$226,204
Stock-based compensation	—	—	—	—	—	2,303	—	2,303
Deferred tax adjustment	—	—	—	—	—	—	683	683
Exercise of stock options	229,551	2	—	—	—	1,318	—	1,320
Issuance of restricted stock	345,913	3	—	—	—	(3)	—	—
Forfeiture of restricted stock	(120,353)	—	—	—	—	—	—	—
Cash flow hedge, net of tax	—	—	—	—	356	—	—	356
Net income	—	—	—	—	—	—	400	400
Balance, December 31, 2017	28,860,961	$288	(711,231)	$(6,540)	$(26)	$174,697	$62,847	$231,266
Adoption of ASC 606 (Note 2)							(286)	(286)
Stock-based compensation	—	—	—	—	—	2,238		2,238
Exercise of stock options	488,303	5	—	—	—	2,810	—	2,815
Issuance of restricted stock	333,864	3	—	—	—	(3)	—	—
Cash flow hedge, net of tax	—	—	—	—	(26)	—	—	(26)
Forfeiture of restricted stock	(71,139)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(94,422)	(94,422)
Balance, December 31, 2018	29,611,989	$296	(711,231)	$(6,540)	$(52)	$179,742	$(31,861)	$141,585

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net (loss) income	$(94,422)	$400	$(3,620)
Adjustments to reconcile net (loss) income to net cash provided by
Operating activities:
Depreciation and amortization	31,799	29,491	34,162
Unamortized debt issuance cost on debt extinguishment	2,164	—	—
Deferred financing cost amortization	725	1,269	1,225
Deferred income taxes	(13,194)	(4,166)	751
Stock-based compensation	2,238	2,303	2,280
Gain on sale of property and equipment	(3,306)	(674)	(1,579)
Goodwill impairment charges	69,483	—	—
Allowance for doubtful accounts	4,280	—	—
Other gain from continuing operations	(5,448)	—	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,936	15,022	(23,935)
Income tax receivable	(128)	(952)	(49)
Inventory	647	89	1,696
Accounts receivable, non-current	—	—	(511)
Prepaid expenses and other	1,671	(226)	856
Costs and estimated earnings in excess of billings on uncompleted contracts	36,789	(6,030)	19,640
Accounts payable	(4,584)	(5,666)	(5,717)
Accrued liabilities	(5,301)	(1,519)	(1,123)
Income tax payable	(256)	(433)	(125)
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,162)	5,225	(802)
Net cash provided by operating activities	21,931	34,133	23,149
Cash flows from investing activities:
Proceeds from sale of property and equipment	3,234	6,826	2,152
Purchase of property and equipment	(17,714)	(10,729)	(18,715)
Acquisition of TAS and purchase price adjustment	—	—	(369)
Acquisition of TBC	—	(6,000)	—
TBC acquisition adjustment	—	(557)	—
Proceeds from return of investment	94	—	—
Insurance claim proceeds related to property and equipment	1,346	925	—
Contributions to CSV life insurance	(260)	(545)	(754)
Net cash used in investing activities	(13,300)	(10,080)	(17,686)
Cash flows from financing activities:
Borrowings from Credit Facility	39,861	72,000	57,000
Payments made on borrowings from Credit Facility	(48,111)	(87,813)	(63,084)
Loan costs from Credit Facility	(861)	(779)	(486)
Capital lease liability	(2,737)	—	—
Exercise of stock options	2,815	1,320	67
Net cash used in financing activities	(9,033)	(15,272)	(6,503)
Net change in cash and cash equivalents	(402)	8,781	(1,040)
Cash and cash equivalents at beginning of year	9,086	305	1,345
Cash and cash equivalents at end of year	$8,684	$9,086	$305
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,819	$4,413	$5,031
Taxes, net of refunds	$903	$1,008	$999
Non-cash investing activity:
Capital lease expenditures included in accrued expenses	$13,103	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016
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

Contract revenue is derived from the original contract price as modified by agreed-upon change orders and estimates of variable consideration related to incentive fees and change orders or claims for which price has not yet been agreed by the customer. The Company estimates variable consideration based on the most likely amount to which it expects to be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative recognized revenue will not occur. As of December 31, 2018, approximately $1.1 million of claims against customers has been recognized and is reflected on the Company's Consolidated Balance Sheet under "Costs and estimated earnings in excess of billings on uncompleted contracts." The Company believes collection of these claims is probable, although the full amount of the recorded claims may not be collected.

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

The Company’s evaluation of its construction contracts under the new standard focused on the following areas which have the most significant impact on the amount and timing of revenue recognized:

•
Performance Obligations - Construction contracts with customers, including those related to contract modifications, were reviewed to determine if there were any multiple performance obligations. Based on our review, a limited number of contracts in the marine segment and no contracts in the concrete segment were identified as having multiple performance obligations. The net impact on retained earnings as of January 1, 2018 and gross profit for the year ended December 31, 2018 were not material.

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

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed, or is partially completed and excludes unexercised contract options and potential orders. As of December 31, 2018, the aggregate amount of the remaining performance obligations was approximately $440.4 million. Of this amount, the Company expects to recognize $414.0 million, or 94%, in the next 12 months and the remaining balance thereafter.

The following tables summarize the impact of adopting Topic 606 on the Company’s Consolidated Balance Sheet as of December 31, 2018 and Statement of Operations for the year ended December 31, 2018:

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher (Lower)
Assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$9,217	$10,040	$(823)
Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$21,761	$22,886	$(1,125)
Deferred income taxes	49	(57)	106
Equity
Retained earnings	$(31,861)	$(32,057)	$196

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher (Lower)
Contract revenues	$520,894	$519,769	$1,125
Cost of contract revenues	499,245	498,422	823
Gross profit	21,649	21,347	302
Income tax (benefit) expense	(12,233)	(12,339)	106
Net (loss) income	$(94,422)	$(94,618)	$196

Basic (loss) income per share	$(3.31)	$(3.32)	$0.01
Diluted (loss) income per share	$(3.31)	$(3.32)	$0.01

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at December 31, 2018 and 2017 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2018 and 2017. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of December 31, 2018 and 2017, the Company had recorded an allowance for doubtful accounts of $4.3 million and none, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at December 31, 2018 totaled $30.7 million, of which $3.2 million is expected to be collected beyond 2019. Retainage at December 31, 2017 totaled $39.2 million.

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

Advertising Costs

The Company primarily obtains contracts through the open bid process, and therefore advertising costs are not a significant component of expense.  Advertising costs are expensed as incurred.  Advertising expenses totaled $225,000, $150,000, and $178,000 in 2018, 2017 and 2016, respectively.

Environmental Costs

Costs related to environmental remediation are charged to expense.  Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized.  Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of December 31, 2018 or 2017, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of December 31, 2018 or December 31, 2017.

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

The Company assesses the fair value of its reporting units based on a weighted average of valuations based on market multiples and discounted cash flows, as well as consideration of its market capitalization. The key assumptions used in the discounted cash flow valuations are discount rates, weighted average cost of capital and perpetual growth rates applied to cash flow projections. Also inherent in the discounted cash flow valuation models are past performance, projections and assumptions in current operating plans and revenue growth rates over the next five years. These assumptions contemplate business, market and overall economic conditions. Other considerations are assumptions that market participants may use in analysis of comparable companies. The underlying assumptions used for determining fair value, as discussed above, require significant judgment and are susceptible to change from period to period and could potentially cause a material impact to the income statement. In the future, the Company's estimated fair value could be negatively impacted by extended declines in its stock price, changes in macroeconomic indicators, sustained operating losses and other factors which may affect its assessment of fair value.

As required, annual impairment testing of goodwill is performed as of October 31 of each year or whenever circumstances arise that indicate a possible impairment might exist. Based on this testing, we concluded that as of December 31, 2018, our Marine segment’s goodwill of $33.8 million and our Concrete segment’s goodwill of $35.7 million were fully impaired.
See Note 10 for additional discussion of our goodwill and related goodwill impairment testing.

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

Stock-Based Compensation

The Company recognizes compensation expense for equity awards over the vesting period based on the fair value of these awards at the date of grant.  The computed fair value of these awards is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award.  The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model requires the use of subjective assumptions in the computation. Changes in these assumptions can cause significant fluctuations in the fair value of the option award. The fair value of restricted stock grants is equivalent to the fair value of the stock issued on the date of grant, and is measured as the closing price of the stock on the date of grant.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. This assessment is updated on a periodic basis. See Note 15 for further discussion of the Company’s stock-based compensation plan.

Income Taxes

The Company determines its consolidated income tax provision using the asset and liability method prescribed by U.S. GAAP, which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current period and for deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against any deferred tax asset. The current provision for income tax is based upon the current tax laws and the Company’s interpretation of these laws, as well as the probable outcomes of any tax audits. The value of any net deferred tax asset depends upon estimates of the amount and category of future taxable income reduced by the amount of any tax benefits the Company does not expect to realize. The factors used to assess the likelihood of realization include the Company's forecast of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and available tax planning strategies that could be implemented to realize the net deferred tax assets.

The Company considers both positive and negative evidence when evaluating the need for a valuation allowance on its deferred tax assets in accordance with ASC 740. Available evidence includes historical financial information supplemented by currently available information about future years.  Generally, historical financial information is more objectively verifiable than projections of future income and is therefore given more weight in the assessment.   The Company considers cumulative losses in the most recent twelve quarters to be significant negative evidence that is difficult to overcome in considering whether a valuation allowance is required. Conversely, the Company considers a cumulative income position over the most resent twelve quarters, to be significant positive evidence that a valuation allowance may not be required.

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

The accrued liability for insurance includes incurred but not reported claims of $5.7 million and $5.2 million at December 31, 2018 and 2017, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize lease assets (i.e. right-to-use assets) on the balance sheet. These are assets that represent the lessee's right to use or control the use of specified assets for the lease terms and lease liabilities, which are lessee's obligations to make lease payments arising from leases measured on a discounted basis, for all leases with terms longer than 12 months. Leases with terms of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company will adopt the new standard on January 1, 2019 using the optional transition method under ASU 2018-11 and elect the available practical expedients. This method allows the Company an option to allow transition of the new lease guidance at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings at the effective date. Under this method, the comparative periods presented in the financial statements prior to the adoption date would not be adjusted to apply ASC 842.The Company expects the adoption of ASC 842 to result in a material increase of approximately $20 million to $30 million to assets and liabilities on its consolidated balance sheets. The Company does not anticipate the adoption of ASC 842 to have a material effect on its consolidated statements of operations and statements of cash flows.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The FASB issued this update to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The guidance should be applied on a prospective basis and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted and as such the Company has elected to adopt ASU 2017-04 as of December 31, 2018. The adoption of this ASU had no material impact on the Company's Consolidated Financial Statements.

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
4.     Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

2018
Marine Segment
Construction	$156,925
Dredging	73,237
Specialty Services	13,721
Marine segment contract revenues	$243,883

Concrete Segment
Light Commercial	$215,628
Structural	60,926
Other	457
Concrete segment contract revenues	$277,011

Total contract revenues	$520,894

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

The table below presents the concentrations of current receivables (trade and retainage) at December 31, 2018 and December 31, 2017, respectively:

	December 31, 2018		December 31, 2017
Federal Government	$2,319	2%	$3,509	3%
State Governments	916	1%	4,503	3%
Local Governments	30,187	28%	18,256	15%
Private Companies	74,953	69%	97,874	79%
Total receivables	$108,375	100%	$124,142	100%

At December 31, 2018 and 2017, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the years ended December 31, 2018, 2017 and 2016.

	2018	%	2017	%	2016	%
Federal Government	$42,143	8%	$63,823	11%	$40,361	7%
State Governments	30,470	6%	42,613	7%	37,700	7%
Local Governments	107,478	21%	91,591	16%	94,461	16%
Private Companies	340,803	65%	380,526	66%	405,714	70%
Total contract revenues	$520,894	100%	$578,553	100%	$578,236	100%

In the years ended December 31, 2018, 2017 and 2016, no single customer exceeded 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 2.3%, 1.6% and 1.3% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively, and were primarily located in the Caribbean Basin and Mexico.

6.	Contracts in Progress

Contracts in progress are as follows at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$461,144	$668,848
Estimated earnings	73,170	120,751
	534,314	789,599
Less: Billings to date	(546,858)	(777,516)
	$(12,544)	$12,083
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	9,217	$46,006
Billings in excess of costs and estimated earnings on uncompleted contracts	(21,761)	(33,923)
	$(12,544)	$12,083

Included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $1.1 million related to claims and unapproved change orders. See Note 2 - Summary of Significant Accounting Principles to the Company's consolidated financial statements for discussion of the accounting for these claims.

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

During the year-ended December 31, 2018, we recognized unfavorable changes in our estimates on two construction projects in our Marine Segment.  These changes were caused by prolonged weather delays, unforeseen access and other client-imposed restrictions that impacted our productivity.  The result of these changes in estimates is reflected as a decrease in revenue of $22.8 million in the consolidated statement of operations for the year-ended December 31, 2018 and included in billings in excess of costs and estimated earnings on uncompleted contracts.

7.	Property and Equipment

The following is a summary of property and equipment at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Automobiles and trucks	$1,709	$1,940
Building and improvements	43,628	38,062
Construction equipment	161,113	166,203
Vessels and other equipment	90,217	85,113
Office equipment	8,061	8,039
	304,728	299,357
Less: accumulated depreciation	(195,373)	(191,407)
Net book value of depreciable assets	109,355	107,950
Construction in progress	2,785	245
Land	35,863	38,083
	$148,003	$146,278

At December 31, 2018, the Company has $9.2 million of assets, net of accumulated depreciation, under capital leases which are reflected in the above table.

For the years ended December 31, 2018, 2017 and 2016, depreciation expense was $28.4 million, $24.8 million and $26.9 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations.  Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 12).

Substantially all of the Company’s long-lived assets are located in the United States.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. Approximately $6.4 million were classified as held for sale on the Company's Consolidated Balance Sheet at December 31, 2016. During the year ended December 31, 2017, approximately $5.4 million of these assets were sold for cash of $4.5 million. The difference of $0.9 million is classified as a loss on the sale of assets on the Consolidated Statements of Operations. The remaining assets held for sale of $1.0 million was classified as a total loss as a result of Hurricane Harvey. Insurance claims of approximately $0.9 million were received in the fourth quarter of 2017. The difference of $0.1 million is classified as a loss on disposal of assets on the Consolidated Statements of Operations. No assets remained as held for sale on the Company's Consolidated Balance Sheet at December 31, 2017 or December 31, 2018.

8.	Inventory

Current inventory at December 31, 2018 and December 31, 2017, of $1.1 million and $4.4 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at December 31, 2018 and December 31, 2017 totaled $7.6 million and $4.9 million, respectively, and consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

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

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and December 31, 2017:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash surrender value of life insurance policy	$1,993	—	1,993	—
Liabilities:
Derivatives	$79	—	79	—
December 31, 2017
Assets:
Cash surrender value of life insurance policy	$1,712	—	1,712	—
Liabilities:
Derivatives	$38	—	38	—

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of December 31, 2018. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company's Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company's debt at December 31, 2018 and 2017 approximated its carrying value of $80.5 million and $88.8 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

10.	Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Beginning balance, January 1	$69,483	$66,351
Additions	—	3,132
Impairments	(69,483)	—
Ending balance	$—	$69,483

Additions to goodwill in 2017 were attributable to the acquisition of TBC. The additions above represent goodwill calculated for the acquisition at the date of closing, plus the working capital adjustment which was all attributable to goodwill.

As discussed previously in Note 2, goodwill is reviewed at a reporting unit level for impairment annually as of October 31 or whenever circumstances arise that indicate a possible impairment might exist. In the fourth quarter of 2018, the Company's annual goodwill impairment test indicated that its goodwill was fully impaired, primarily as a result of decline in market capitalization and as a result it incurred a goodwill impairment charge of $69.5 million with $33.8 million related to the Marine segment and $35.7 million related to the Concrete segment.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	December 31, 2018	December 31, 2017
Intangible assets, January 1	$35,240	$34,362
Additions	—	878
Total intangible assets, end of year	35,240	35,240

Accumulated amortization, January 1	$(23,956)	$(19,220)
Current year amortization	(3,389)	(4,736)
Total accumulated amortization	(27,345)	(23,956)

Net intangible assets, end of year	$7,895	$11,284

Finite-lived intangible assets were acquired as part of the purchase of TBC, which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $0.1 million and was amortized over seven months in 2017. Customer relationships were valued at approximately $0.7 million and will be amortized over seven years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the year ended December 31, 2018, $3.4 million of amortization expense was recognized for these assets. In 2018 and 2017, the Company evaluated the useful lives of these finite-lived intangible assets and no change was needed.
Future expense remaining of approximately $7.9 million will be amortized as follows:

2019	$2,640
2020	2,069
2021	1,521
2022	1,239
2023	389
Thereafter	37
$7,895
Additionally, the Company has one indefinite-lived intangible asset, a trade name, which is tested for impairment annually on October 31, or whenever events or circumstances indicate that the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name’s carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property it does not have to "rent" the asset and is, therefore, "relieved" from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. The impairment test concluded that the fair value of the trade name was $14.0 million, and the carrying value was $6.9 million, therefore no impairment was recorded.

11.	Accrued Liabilities

Accrued liabilities at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Accrued salaries, wages and benefits	$6,492	$9,632
Accrual for insurance liabilities	5,680	5,233
Property taxes	924	513
Capital lease liability	3,045	—
Sales taxes	2,178	1,836
Interest	—	46
Other accrued expenses	521	613
	$18,840	$17,873

12.	Long-term Debt and Line of Credit

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

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and swingline loans with a commitment amount of $100.0 million and a term loan with a commitment amount of $60.0 million (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on July 31, 2023.

Total debt issuance costs for the Fourth Amendment, which included underwriter fees, legal fees and syndication fees were approximately $0.9 million and have been capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. Prior unamortized debt issuance costs of $2.2 million for the extinguishment of debt were recognized as interest expense as of July 31, 2018. During the fourth quarter of 2018, the Company executed the Fifth Amendment and additional costs were incurred of approximately $0.7 million. The weighted average interest rate for the Credit Facility as of December 31, 2018 was 4.63%.

The Company's obligations under debt arrangements consisted of the following:

	December 31, 2018			December 31, 2017
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Revolving line of credit	$—	$—	$—	$10,000	$(317)	$9,683
Term loan - current	3,000	(54)	2,946	13,500	(427)	13,073
Total current debt	3,000	(54)	2,946	23,500	(744)	22,756
Revolving line of credit	22,000	(213)	21,787	—	—	—
Term loan - long-term	55,500	(1,168)	54,332	65,250	(2,065)	63,185
Total long-term debt	$77,500	$(1,381)	$76,119	$65,250	$(2,065)	$63,185
Total debt	$80,500	$(1,435)	$79,065	$88,750	$(2,809)	$85,941

(1) Total debt issuance costs, include underwriter fees, legal fees, syndication fees, and fees related to the execution of the First, Second, Third, Fourth and Fifth Amendments to the Credit Agreement as previously discussed.

Provisions of the revolving line of credit and accordion

The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $100.0 million. With the execution of the Fifth Amendment, the maximum borrowing availability under the revolving line of credit as of December 31, 2018, was temporarily reduced to $65.0 million and will remain in effect until certain conditions have been met. The letter of credit sublimit is equal to the lesser of $20.0 million and the aggregate unused amount of the revolving commitments then in effect. The swingline sublimit is equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

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

The maturity date for amounts drawn under the revolving line of credit is the earlier of the Facility termination date of July 31, 2023, or the date the outstanding balance is permanently reduced to zero. Prior to the fourth quarter of 2018, the Company classified amounts drawn as current liabilities based on an intent and ability to repay the amounts using current assets within the next twelve months. During the fourth quarter of 2018, the Company determined it no longer has the intent to repay amounts drawn within the next twelve months. Therefore, the Company has classified the entire outstanding balance of the revolving line of credit as non-current.

As of December 31, 2018, the outstanding balance for all borrowings under the revolving line of credit was $22.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 4.63%. There were also $0.8 million in outstanding letters of credit as of December 31, 2018, which reduced the maximum borrowing availability on the revolving line of credit to $42.2 million as of December 31, 2018. During 2018, the Company drew down $39.9 million, transferred $12.0 million from the term loan and made payments of $39.9 million on the revolving line of credit.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At December 31, 2018, the outstanding term loan component of the Credit Facility totaled $58.5 million and was secured by specific assets of the Company. The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2019	3,000
2020	3,750
2021	4,500
2022	5,250
2023	42,000
$58,500

The Company made the scheduled quarterly principal payments of $8.2 million and an additional amount of $12.0 million during 2018 was transferred to the revolving line of credit, which reduced the outstanding principal balance to $58.5 million at December 31, 2018. The current portion of debt is $3.0 million and the non-current portion is $55.5 million. As of December 31, 2018, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 4.63%.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to not be less than 1.25 to 1.00.

•	A consolidated Leverage Ratio to not exceed the following during each noted period:
-Fiscal Quarter Ending December 31, 2018, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2019, to not exceed 4.75 to 1.00;
-Fiscal Quarter Ending June 30, 2019, to not exceed 4.75 to 1.00;
-Fiscal Quarter Ending September 30, 2019 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

During the fourth quarter of 2018, the Company initiated discussions with the lead bank due to concerns it would not be in compliance with financial covenants. The Company executed the Fifth Amendment during March 2019, which was effective as of December 31, 2018. The Leverage Ratio was adjusted beginning with the quarter ended December 31, 2018 through September 30, 2019 and each Fiscal Quarter thereafter, as reflected above. The Fixed Charge Coverage Ratio was unchanged. Additionally with this amendment, for the purpose of calculating the financial covenants, solely with respect to the Fiscal Quarters of the Borrower ending March 31, 2019, June 30, 2019 and September 30, 2019, Consolidated EBITDA to be determined for the Fiscal Quarter of the Borrower ending (A) March 31, 2019 by multiplying the Consolidated EBITDA for such Fiscal Quarter by four (4), (B) June 30, 2019 by multiplying the Consolidated EBITDA for such Fiscal Quarter plus the Consolidated EBITDA for the immediately preceding Fiscal Quarter by two (2) and (C) September 30, 2019 by multiplying the Consolidated EBITDA for such Fiscal Quarter plus the Consolidated EBITDA for the immediately preceding two (2) Fiscal Quarters by four-thirds (4/3). This amendment to the Credit Agreement will increase the cost of the Company's borrowings and will impose additional limitations on certain types of activities, such as acquisitions. With the execution of the aforementioned amendment, the Company was in compliance with all financial covenants as of December 31, 2018.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered a sixth receive-variable, pay-fixed interest rate swaps to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 will hedge the variability in the interest payments on 50% of the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of December 31, 2018 is less than $0.1 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of December 31, 2018 is less than $0.1 million. See Note 9 for more information regarding the fair value of the Company's derivative instruments.

13.    Income Taxes

On December 22, 2017, the Act was enacted and signed into law. The Act makes broad and complex changes to the U.S. tax code. The Act, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21%; limits the use of foreign tax credits to reduce U.S. income tax liability; eliminates the corporate AMT and changes how existing AMT credits can be realized; allows immediate expensing for qualified assets; creates a new limitation on deductible interest expense; repeals the domestic production activities deduction; and limits the deductibility of certain executive compensation and other deductions.

ASC 740 requires a company to record the effects of a tax law change in the period of enactment. SAB 118 has provided guidance for companies that have not completed their accounting for the income tax effect of the Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date in order to finalize the recording of the related tax impacts. As of December 31, 2017, the Company made a provisional estimate of the impact of the Act and recorded a net tax benefit of $5.9 million. During the year ended December 31, 2018, we finalized our accounting for the income effects of the Tax Act and determined we had no material change to our provisional amount.

The following table presents the components of our consolidated income tax (benefit) expense for the years ended December 31, 2018, 2017 and 2016:

	Current	Deferred	Total
Year ended December 31, 2018
U.S. Federal	$(12)	$(12,664)	$(12,676)
State and local	183	$(471)	$(288)
Foreign	731	—	731
	$902	$(13,135)	$(12,233)
Year ended December 31, 2017
U.S. Federal (a)	$(780)	$(3,986)	$(4,766)
State and local	550	(180)	370
Foreign	(145)	—	(145)
	$(375)	$(4,166)	$(4,541)
Year ended December 31, 2016
U.S. Federal	$35	$(1,093)	$(1,058)
State and local	511	1,519	2,030
Foreign	284	325	609
	$830	$751	$1,581

(a) Includes a $5.9 million net benefit recorded in the fourth quarter of 2017 resulting from the enactment of the Act on December 22, 2017.

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2018	2017	2016
Statutory amount (computed at 21% in 2018 and 35% in 2017 and 2016)	$(22,398)	$(1,449)	$(714)
Re-measurement of deferred tax assets (a)	—	(7,451)	—
Valuation allowance on foreign tax credits (a)	593	1,514	—
State income tax, net of federal benefit	(1,922)	168	94
Permanent differences, other	1,550	505	99
Permanent differences, incentive stock options	(24)	447	224
Valuation allowance, other	10,384	(77)	1,769
Uncertain tax provision	—	1,614	—
Other	(416)	188	109
Consolidated income tax provision	$(12,233)	$(4,541)	$1,581
Consolidated effective tax rate	11.5%	109.7%	(77.5)%

(a) ) In 2017, represents impact resulting from the enactment of the Act on December 22, 2017.

In the current year, the Company's effective tax rate differed from the statutory rate of 21% primarily due to recording an $11.0 million, or $0.39 per share, valuation allowance against the Company’s net deferred tax assets, including net operating losses and foreign tax credits. The Company also recorded tax expense of $1.2 million related to the $69.5 million goodwill impairment. Additionally, the Company recorded tax expense related to permanent differences from meals and entertainment.

In the prior year, the Company's effective tax rate differed from the statutory rate of 35% primarily due to the impact of the Act enacted on December 22, 2017. We recorded a net tax benefit of $5.9 million, or $0.21 per share, resulting from the re-measurement of the Company’s net deferred tax liabilities to reflect the new, lower U.S. corporate income tax rate of 21%, partially offset by the addition of a partial valuation allowance recorded against existing foreign tax credit carryforwards not expected to be utilized in future tax years. This net tax benefit was partially offset by the addition of an uncertain tax position reserve as well as tax expense for permanent differences associated with incentive stock options and meals and entertainment.

Deferred Taxes

The Company’s deferred tax assets and liabilities are as follows:

	Long Term
	As of December 31,
	2018	2017
Assets related to:
Accrued liabilities	$1,105	$1,226
Intangible assets	3,054	3,010
Net operating loss carryforward	15,970	6,912
Valuation allowance	(14,326)	(3,942)
Non-qualified stock options	672	762
Foreign tax credits	1,489	1,751
Valuation allowance on foreign tax credits	(1,489)	(1,514)
Goodwill	8,200	—
Other	2,684	215
Total assets	17,359	8,420
Liabilities related to:
Depreciation and amortization	(16,974)	(15,788)
Goodwill	—	(5,178)
Deferred revenue on maintenance contracts	(434)	(597)
Other	—	(100)
Total liabilities	(17,408)	(21,663)
Net deferred (liabilities) assets	$(49)	$(13,243)

(a) Components of our deferred tax assets and liabilities at December 31, 2017 after taking into account the estimated impact of the Act and related items.

As reported in the Consolidated Balance Sheets:

	December 31, 2018	December 31, 2017
Net current deferred tax assets	—	—
Net non-current deferred tax liabilities	(49)	(13,243)
Total net deferred tax liabilities:	$(49)	$(13,243)

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

The Company assessed the realizability of its deferred tax assets at December 31, 2018 and 2017, and considered whether it was more likely than not that some portion or all the deferred tax assets will not be realized. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment.

In the quarter ended December 31, 2018, the Company recorded an impairment of goodwill in the amount of $69.5 million and a pre-tax loss of $106.7 million when the company had previously projected to have taxable income. According to ASC subtopic 740-10, the Company’s three-year cumulative loss is a significant piece of objective evidence. This objective evidence is weighed more heavily than the Company’s subjective positive evidence such as our estimated future taxable income and growth. Therefore, in 2018, the Company has recorded an additional valuation allowance of $11.0 million on the net deferred tax assets.

Uncertain Tax Benefits

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2013, 2014, 2015, 2016, 2017 and 2018. As of December 31, 2018 and 2017, the Company had recorded unrecognized tax benefits of $1.6 million for any uncertain tax positions. The Company does not expect that unrecognized tax benefits as of December 31, 2018 for certain federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. Our uncertain tax benefits, if recognized, would affect the Company's effective tax rate. The change in the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the years ended December 31, 2018 and 2017 are reconciled in the table below:

	2018	2017
Balances at beginning of the year	$1,614	$—
Additions based on tax position related to current year	—	—
Additions based on tax positions related to prior years	—	1,614
Reductions based on tax positions related to current year	—	—
Reductions based on tax positions related to prior years	—	—
Settlements with tax authorities	—	—
Lapse of statute of limitations	—	—
Balance at the end of year	$1,614	$1,614

The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2018, 2017and 2016. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with U.S. GAAP.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2019.

14.	Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are anti-dilutive and are not included in the computation of earnings (loss) per share. For the years ended December 31, 2018, 2017 and 2016, the Company had 1,938,967, 2,274,908, and 2,381,926, securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Year ended December 31,
	2018	2017	2016
Basic:
Weighted average shares outstanding	28,518,353	28,029,936	27,536,967
Diluted:
Total basic weighted average shares outstanding	28,518,353	28,029,936	27,536,967
Effect of dilutive securities:
Common stock options	—	324,344	—
Total weighted average shares outstanding assuming dilution	28,518,353	28,354,280	27,536,967
Anti-dilutive stock options	—	—	—
Shares of common stock issued from the exercise of stock options	488,303	229,551	13,850

15.	Stock-Based Compensation

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

Restricted Stock

The following table summarizes the restricted stock activity under the Company's equity incentive plans :

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2016	120,154	$9.28
Granted	407,002	$4.96
Vested	(147,259)	$6.62
Forfeited/repurchased shares	(7,591)	$7.08
Nonvested at December 31, 2016	372,306	$5.66
Granted	345,913	$7.22
Vested	(225,406)	$7.25
Forfeited/repurchased shares	(120,353)	$6.08
Nonvested at December 31, 2017	372,460	$6.01
Granted	333,864	$7.47
Vested	(217,244)	$6.61
Forfeited/repurchased shares	(71,139)	$6.85
Nonvested at December 31, 2018	417,941	$7.04

Independent directors receive equity compensation in the form of grants.  In May 2018, the Company's independent directors each received equity compensation grants of 12,064 shares, with a fair value of $7.46 per share. In May 2017, the Company's independent directors each received equity compensation grants of 12,465 shares, with a fair value of $7.22 per share and in May 2016, the Company's independent directors each received equity compensation grants of 14,170 shares, with a fair value of $4.94 per share. In May 2018, certain officers and executives of the Company were awarded 203,752 shares with a vesting period of three years and a fair value of $7.46 per share. In July 2018 an executive was awarded 2,769 shares of restricted common stock with a fair value of $9.03 per share. Additionally, in 2017, certain officers and executives of the Company were awarded 213,643 shares with a vesting period of three years and a weighted average fair value of $7.22 per share and in 2016, certain officers and executives of the Company were awarded 267,175 shares with a vesting period of three years and a weighted average fair value of $4.96 per share.

Performance Stock

In May 2018, the Company awarded certain executives 67,023 shares of performance based stock, which will potentially vest at the end of fiscal 2021, with 100% of the shares to be earned based on the achievement of an objective, tiered return on invested capital measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all shares awarded on the date of the grant was $7.46 per share. In May 2017, the Company awarded certain executives 69,945 shares of performance based stock, which vest based on the achievement of an objective return on invested capital measured over a two-year performance period covering the 2018 and 2019 fiscal years. The fair value on the date of grant was $7.22 per share. In May 2016, the Company awarded certain executives 68,977 shares of performance based stock, which vest based on the achievement of an objective return on invested capital measured over a two-year performance period covering the 2017 and 2018 fiscal years. The fair value on the date of the grant was $4.94 per share.

Stock Options

The following table summarizes the stock option activity under the Company's equity incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,149,900	$9.56
Granted	587,862	$4.98
Exercised	(13,850)	$4.86
Forfeited	(374,466)	$9.89
Outstanding at December 31, 2016	2,349,446	$8.39
Granted	425,204	$7.22
Exercised	(229,551)	$5.75
Forfeited	(633,978)	$10.36
Outstanding at December 31, 2017	1,911,121	$7.79
Granted	374,215	$7.49
Exercised	(488,303)	$5.76
Forfeited	(132,252)	$7.89
Outstanding at December 31, 2018	1,664,781	$8.31

Vested and expected to vest at December 31, 2017	1,779,990	$8.15	5.83	$15
Exercisable at December 31, 2018	1,247,450	$8.56	4.51	$14

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

	2018	2017	2016
Weighted average grant-date fair value of options granted	$2.78	$7.22	$4.97
Risk-free interest rate	2.65%	1.46%	1.06%
Expected volatility	51.8%	48%	49%
Expected term of options (in years)	3.0	3.0	3.0
Dividend yield	—%	—%	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants.  The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for the years presented is based on the exercise history.

For years ended December 31, 2018, 2017 and 2016, compensation expense related to stock based awards outstanding for the periods was $2.2 million, respectively. The Company applies a 3.2% and 5.5% forfeiture rate, which gets compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis.

During the year ended December 31, 2018, certain officers and executives of the Company were awarded 374,215 options with a vesting period of three years and a weighted average exercise price of $7.49 per share. During the year ended December 31, 2017, certain officers and executives of the Company were awarded 425,204 options with a vesting period of three years and a weighted average exercise price of $7.22 per share, and for the year ended December 31, 2016, certain officers and executives were awarded 587,862 options with a vesting period of three years and a weighted average exercise price of $4.98 per share.

In the year ended December 31, 2018, the Company received proceeds of approximately $2.8 million upon the exercise of 488,303 options. In the year ended December 31, 2017, proceeds of $1.3 million upon the exercise of 229,551 options and in the year ended December 31, 2016, 13,850 options were exercised, generating proceeds of less than $0.1 million.

As of December 31, 2018, total unrecognized compensation expense related to unvested stock and options was approximately $3.6 million, which is expected to be recognized over a period of approximately 2.0 years.

	2018	2017	2016
Total intrinsic value of options exercised	$1,286	$706	$53
Total fair value of shares vested	$705	$855	$986

16.	Employee Benefits

All of the Company's marine segment employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pre-tax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2018, 2017 and 2016 the Company contributed $1.4 million to the Plan, respectively.

All of the Company's concrete segment employees except Leads, Helpers, Laborers, Finishers, Formsetters, Carpenters, Rodbusters, Patchmen, Equipment Operators, Field Engineering Trainees and certain Highly Compensated Employees are eligible to participate in the AGC Southwest Chapters 401(k) Retirement Plan, a multiple employer plan, after completing three months of service. Each participant may contribute up to the annual IRS limit. The Company matches 50% on the first 6% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a five-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the year ended December 31, 2018, 2017 and 2015, the Company contributed $0.2 million, $0.4 million and $0.2 million, respectively.

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

The following table presents the Company's participation in these plans:

		Pension Protection Act ("PPA") Certified Zone Status (1)		FIP/RP Status	Contributions				Expiration of Collective Bargaining Agreement
	Employer Identification Number							Surcharge Imposed
Pension Trust Fund		2018	2017	P/I (2)	2018	2017	2016
International Union of Operating Engineers - Employers Construction Industry Retirement Plan - Local 302 and 612 Trust Funds	91-6028571	Green	Green	N/A	$2,482	$1,974	$2,158	—	2021
Associated General Contractors of Washington Carpenter, Piledrivers, and Millwrights	91-6029051 91-6029049	Green	Green	N/A	$932	$693	$938	—	2021
Alaska Carpenters Trust Fund	92-0120866	Green	Green	N/A	$328	$396	$889	—	2020
Alaska Laborers Trust Fund	91-6028298	Yellow	Yellow	I	$321	$218	$126	—	2019

(1) The most recent PPA zone status available in 2018 and 2017 is for the plan's year end during 2017 and 2016, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2) The FIP/RP Status P/I column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending ("P"), or implemented ("I").

There are currently no plans to withdraw from any of the multi-employer plans in which the Company participates.

17.    Commitments and Contingencies

Capital and Operating Leases

In 2005, the Company entered into a lease agreement for vehicles under a continuing operating lease agreement. Rental expense under this lease for the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $0.7 million, and $1.5 million, respectively.

In 2016, the Company started transitioning its vehicle leases to a new lease agreement in an effort to update and expand its current fleet. The Company expects to fully transition all of its fleet vehicles to this new lease over the course of the next several years. Rental expense under this lease for the year ended December 31, 2018, 2017 and 2016 was $2.0 million, $1.7 million and $1.0 million, respectively.

The Company leases its corporate office in Houston, Texas under a lease with an initial term of nine years.   In addition, the Company leases other facilities, including office space and yard facilities, under terms that range from one to five years.  The Company also leases short-term field office space at its various construction sites for the duration of the projects.

Future minimum lease payments under non-cancelable leases as of December 31, 2018 are as follows:

Amount
Year ended December 31,
2019	$10,308
2020	8,046
2021	4,648
2022	2,770
2023	2,143
Thereafter	5,290
$33,205

The Company’s total obligations under capital leases was $8.4 million as of December 31, 2018, which is reflected in accrued liabilities and long-term liabilities in the consolidated balance sheet.

Litigation

From time to time the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business.  These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.  The Company does not believe any of these or any other proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows or financial condition.

A pending legal matter was settled for $5.5 million during the first quarter of 2018. The settlement amount was recorded in "Other gain from continuing operations" in the Consolidated Statement of Operations, "Prepaid expenses and other" (current portion of the notes receivable) and "Other non-current assets" (non-current portion of the notes receivable) in the Consolidated Balance Sheets. As of December 31, 2018, the current portion of the note receivable was $0.8 million and the non-current portion was $3.0 million. Legal fees related to this matter were expensed as incurred during the respective reporting period.

As a result of charges brought in September 2015 and October 2016 by the Houston Police Department, Environmental Enforcement, two subsidiaries of the Company were recently indicted at the request of the Harris County, Texas District Attorney’s Office by a duly organized Grand Jury of Harris County, Texas for separate but related violations of the Texas Water Code, allegedly arising from the handling of construction concrete at certain work sites. Specifically, both were charged with unlawfully, intentionally or knowingly discharging a waste or pollutant. The Company is subject to a maximum fine in each case of $250,000, but has already declined a $75,000 plea bargain in the first case. In the second case, a project supervisor was also indicted. None of these allegations nor the costs of defense, taken separately or as a whole, is expected to have a material impact on the Company’s balance sheet or its liquidity. The Company considers all of these allegations without merit and it will vigorously defend itself and its employee.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017
Marine
Contract revenues	$243,883	$285,736
Operating loss	(61,012)	(18,406)
Depreciation and amortization expense	(22,657)	(20,370)

Total assets	$190,503	$260,935
Property, plant and equipment, net	128,168	128,421

Concrete
Contract revenues	$277,011	$292,817
Operating (loss) income	(39,528)	19,944
Depreciation and amortization expense	(9,142)	(9,121)

Total assets	$122,367	$172,350
Property, plant and equipment, net	19,835	17,857

There were $2.5 million in intersegment revenues between the Company's two reportable segments for the year ended December 31, 2018. There were no intersegment revenues between the Company's two reportable segments for the year ended December 31, 2017. The marine segment had foreign revenues of $12.2 million and $9.4 million, respectively, for the years ended December 31, 2018 and 2017. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid in U.S. dollars. There was no foreign revenue for the concrete segment.

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

20.    Selected Quarterly Financial Data (Unaudited)

The following tables set forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2018.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2018
Revenues	$136,843	$159,767	$125,073	$99,211	$520,894
Gross profit	15,822	20,769	5,938	(20,880)	21,649
Operating (loss) income	7,069	4,591	(7,405)	(104,795)	(100,540)
(Loss) income before income taxes	5,590	3,909	(9,427)	(106,727)	(106,655)
Net (loss) income	4,101	2,249	(6,356)	(94,416)	(94,422)
(Loss) earnings per share:
Basic	$0.15	$0.08	$(0.22)	$(3.32)	$(3.31)
Diluted	$0.14	$0.08	$(0.22)	$(3.32)	$(3.31)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2017
Revenues	$138,757	$137,420	$140,162	$162,214	$578,553
Gross profit	12,985	15,397	10,757	27,751	66,890
Operating (loss) income	(1,482)	(2,466)	(5,354)	10,840	1,538
(Loss) income before income taxes	(2,827)	(3,917)	(6,703)	9,306	(4,141)
Net (loss) income	(1,808)	(2,293)	(5,037)	9,538	400
(Loss) earnings per share:
Basic	$(0.07)	$(0.08)	$(0.18)	$0.34	$0.01
Diluted	$(0.07)	$(0.08)	$(0.18)	$0.34	$0.01

ORION GROUP HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Description	Balance at the Beginning of the Period	Charged to Revenue, Cost or Expense	Deduction	Balance at the End of the Period
Year ended December 31, 2016
Provision for doubtful accounts	$—	$—	$—	$—
Reserve for losses on uncompleted contracts	$—	$—	$—	$—
Year ended December 31, 2017
Provision for doubtful accounts	$—	$—	$—	$—
Reserve for losses on uncompleted contracts	$—	$—	$—	$—
Year ended December 31, 2018
Provision for doubtful accounts	$—	$4,280	$—	$4,280
Reserve for losses on uncompleted contracts	$—	$22,770	$—	$22,770