Form 10-Q
period 2019-03-31
Orion Group Holdings Inc
filed 2019-05-09
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☑Smaller reporting company ☐  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of May 9, 2019, 29,070,639 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ORION GROUP HOLDINGS, INC.
Quarterly Report on Form 10-Q for the period ended March 31, 2019

Part I - Financial Information
Item 1 Financial Statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,625	$8,684
Accounts receivable:
Trade, net of allowance of $4,280 and $4,280, respectively	84,482	77,641
Retainage	34,382	30,734
Other current	3,064	4,257
Income taxes receivable	600	467
Inventory	910	1,056
Costs and estimated earnings in excess of billings on uncompleted contracts	15,133	9,217
Prepaid expenses and other	4,853	5,000
Total current assets	146,049	137,056
Property and equipment, net of depreciation	136,841	148,003
Operating lease right-of-use assets, net of amortization	22,002	—
Financing lease right-of-use assets, net of amortization	8,618	—
Inventory, non-current	7,534	7,598
Intangible assets, net of amortization	14,127	14,787
Other non-current	5,620	5,426
Total assets	$340,791	$312,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$2,950	$2,946
Accounts payable:
Trade	42,611	42,023
Retainage	622	736
Accrued liabilities	13,631	18,840
Taxes payable	533	—
Billings in excess of costs and estimated earnings on uncompleted contracts	35,865	21,761
Current portion of operating lease liabilities	5,595	—
Current portion of financing lease liabilities	2,875	—
Total current liabilities	104,682	86,306
Long-term debt, net of debt issuance costs	76,492	76,119
Operating lease liabilities	17,109	—
Financing lease liabilities	4,862	—
Other long-term liabilities	3,151	8,759
Deferred income taxes	83	49
Interest rate swap liability	336	52
Total liabilities	206,715	171,285

Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 29,786,007 and 29,611,989 issued; 29,074,776 and 28,900,758 outstanding at March 31, 2019 and December 31, 2018, respectively	297	296
Treasury stock, 711,231 shares, at cost, as of March 31, 2019 and December 31, 2018, respectively	(6,540)	(6,540)
Other comprehensive loss	(336)	(52)
Additional paid-in capital	180,440	179,742
Retained loss	(39,785)	(31,861)
Total stockholders’ equity	134,076	141,585
Total liabilities and stockholders’ equity	$340,791	$312,870
The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended March 31,
	2019	2018
Contract revenues	$143,105	$136,843
Costs of contract revenues	132,886	121,021
Gross profit	10,219	15,822
Selling, general and administrative expenses	16,770	15,014
Gain on sale of assets, net	(374)	(813)
Other gain from continuing operations	—	(5,448)
Operating (loss) income from operations	(6,177)	7,069
Other (expense) income:
Other income (expense)	23	(2)
Interest income	148	—
Interest expense	(1,325)	(1,477)
Other expense, net	(1,154)	(1,479)
(Loss) income before income taxes	(7,331)	5,590
Income tax expense	593	1,489
Net (loss) income	$(7,924)	$4,101

Basic (loss) income per share	$(0.27)	$0.15
Diluted (loss) income per share	$(0.27)	$0.14
Shares used to compute (loss) income per share:
Basic	28,927,406	28,143,791
Diluted	28,927,406	28,369,762

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net (loss) income	$(7,924)	$4,101
Change in fair value of cash flow hedge, net of tax benefit of $80 and net of tax expense of $93 for the three months ended March 31, 2019, and March 31, 2018, respectively	(284)	269
Total comprehensive (loss) income	$(8,208)	$4,370

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Other Comprehensive Loss	Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2018	29,611,989	$296	(711,231)	$(6,540)	$(52)	$179,742	$(31,861)	$141,585
Stock-based compensation	—	—	—	—	—	664	—	664
Exercise of stock options	7,021	—	—	—	—	35	—	35
Issuance of restricted stock	185,204	1	—	—	—	(1)	—	—
Cash flow hedge, net of tax	—	—	—	—	(284)	—	—	(284)
Forfeiture of restricted stock	(18,207)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,924)	(7,924)
Balance, March 31, 2019	29,786,007	$297	(711,231)	$(6,540)	$(336)	$180,440	$(39,785)	$134,076

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(7,924)	$4,101
Adjustments to reconcile net (loss) income to net cash (used in) provided by
Operating activities:
Depreciation and amortization	7,040	6,780
Deferred financing cost amortization	84	337
Deferred income taxes	34	1,117
Stock-based compensation	664	334
Gain on sale of property and equipment	(374)	(813)
Other gain from continuing operations	—	(5,448)
Change in operating assets and liabilities:
Accounts receivable	(9,296)	10,954
Notes receivable	104	—
Income tax receivable	(133)	(49)
Inventory	210	688
Prepaid expenses and other	151	(437)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,916)	3,300
Accounts payable	474	(9,505)
Accrued liabilities	(1,683)	(2,283)
Income tax payable	533	(19)
Billings in excess of costs and estimated earnings on uncompleted contracts	14,104	1,846
Other	—	(286)
Net cash (used in) provided by operating activities	(1,928)	10,617
Cash flows from investing activities:
Proceeds from sale of property and equipment	400	306
Purchase of property and equipment	(3,862)	(4,346)
Contributions to CSV life insurance	(301)	(146)
Proceeds from return of investment	—	93
Insurance claim proceeds related to property and equipment	—	1,150
Net cash used in investing activities	(3,763)	(2,943)
Cash flows from financing activities:
Borrowings from Credit Facility	11,000	—
Payments made on borrowings from Credit Facility	(10,750)	(8,375)
Loan costs from Credit Facility	43	—
Payments of finance lease liabilities	(696)	—
Exercise of stock options	35	816
Net cash used in financing activities	(368)	(7,559)
Net change in cash and cash equivalents	(6,059)	115
Cash and cash equivalents at beginning of period	8,684	9,086
Cash and cash equivalents at end of period	$2,625	$9,201
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,190	$1,163
Taxes, net of refunds	$151	$25

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Tabular Amounts in thousands, Except for Share and per Share Amounts)
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provide a broad range of specialty construction services in the infrastructure, industrial, and building sectors of the continental United States, Alaska and the Caribbean Basin. The Company’s marine segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its concrete segment services the building sector by providing turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial, structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.
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
Basis of Presentation
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted.  Readers of this report should also read our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2018 Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2.    Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates. Please refer to Note 2 of the Notes to Consolidated Financial Statements included in our 2018 Form 10-K for a discussion of other significant estimates and assumptions affecting our consolidated financial statements which are not discussed below.

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition from construction contracts;

•	Accounts receivable and allowance for doubtful accounts;

•	Property, plant and equipment;

•	Leases;

•	Finite and indefinite-lived intangible assets, testing for indicators of impairment;

•	Stock-based compensation;

•	Income taxes; and

•	Self-insurance

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

Performance obligations are promises in a contract to transfer distinct goods or services to the customer and are the unit of account under Topic 606. The Company's contracts and related change orders typically represent a single performance obligation because individual goods and services are not separately identifiable and the Company provides a significant integrated service. Revenue is recognized over time because control is continuously transferred to the customer. For contracts with multiple performance obligations, the Company allocates the contract's transaction price to each performance obligation using its best estimate of the stand-alone selling price of each distinct good or service. Progress is measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Upfront costs, such as costs to mobilize personnel and equipment prior to satisfying a performance obligation are capitalized and amortized over the contract performance period.

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

Contract revenue is derived from the original contract price as modified by agreed-upon change orders and estimates of variable consideration related to incentive fees and change orders or claims for which price has not yet been agreed by the customer. The Company estimates variable consideration based on the most likely amount to which it expects to be entitled. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative recognized revenue will not occur. As of March 31, 2019, approximately $1.1 million of claims against customers has been recognized and is reflected on the Company's Consolidated Balance Sheet under "Costs and estimated earnings in excess of billings on uncompleted contracts." The Company believes collection of these claims is probable, although the full amount of the recorded claims may not be collected.

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

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed, or is partially completed and excludes unexercised contract options and potential orders. As of March 31, 2019, the aggregate amount of the remaining performance obligations was approximately $411.5 million. Of this amount, the Company expects to recognize $396.4 million, or 96%, in the next 12 months and the remaining balance thereafter.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at March 31, 2019 and December 31, 2018 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of March 31, 2019 and December 31, 2018. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2019 and December 31, 2018, the Company has recorded an allowance for doubtful accounts of $4.3 million.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retainage at March 31, 2019 totaled $34.4 million, of which $4.8 million is expected to be collected beyond March 31, 2020. Retainage at December 31, 2018 totaled $30.7 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of March 31, 2019 and December 31, 2018.

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

The Company generally applies fair value valuation techniques on a non-recurring basis associated with (1) valuing assets and liabilities acquired in connection with business combinations and other transactions; (2) valuing potential impairment loss related to long-lived assets; and (3) valuing potential impairment loss related to indefinite-lived intangible assets.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of March 31, 2019 and December 31, 2018.

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

The accrued liability for insurance includes incurred but not reported claims of $4.0 million and $5.7 million at March 31, 2019 and December 31, 2018, respectively.

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued an ASU 2016-02, Leases (Topic 842), , which requires all lessees to recognize right-of-use ("ROU") assets and lease liabilities, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The standard also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new standard on January 1, 2019, on a prospective basis, forgoing comparative reporting. The Company elected to utilize the transition guidance within the new standard, which allows the Company to carryforward the historical lease classification. The Company elected to not separate leases and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the standard resulting in the recording of additional net ROU operating lease assets of approximately $22.0 million and lease liabilities for operating leases of approximately $22.7 million on the Consolidated Balance Sheets as of March 31, 2019. The adoption of this guidance did not have an impact on net income. See Note 17 for more information regarding leases.

3.    Revenue

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenue by service line for the marine and concrete segments:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Marine Segment
Construction	$33,636	$42,375
Dredging	26,167	17,011
Specialty Services	1,684	3,405
Marine segment contract revenues	$61,487	$62,791

Concrete Segment
Structural	$11,491	$17,372
Light Commercial	70,096	56,493
Other	31	187
Concrete segment contract revenues	$81,618	$74,052

Total contract revenues	$143,105	$136,843

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

The table below presents the concentrations of current receivables (trade and retainage) at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019		December 31, 2018
Federal Government	$3,533	3%	$2,319	2%
State Governments	509	—%	916	1%
Local Governments	39,053	33%	30,187	28%
Private Companies	75,769	64%	74,953	69%
Total receivables	$118,864	100%	$108,375	100%

At March 31, 2019 one customer in the local governments category accounted for 12% of total current receivables. At December 31, 2018, no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three months ended March 31, 2019 and 2018, respectively:

	Three months ended March 31,
	2019	%	2018	%
Federal Government	$10,277	7%	$13,023	10%
State Governments	4,055	3%	8,376	6%
Local Government	44,430	31%	23,230	17%
Private Companies	84,343	59%	92,214	67%
Total contract revenues	$143,105	100%	$136,843	100%

In the three months ended March 31, 2019 and 2018, no single customer generated more than 10% of total contract revenues.

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

5.     Contracts in Progress

Contracts in progress are as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$601,578	$461,144
Estimated earnings	63,065	73,170
	664,643	534,314
Less: Billings to date	(685,375)	(546,858)
	$(20,732)	$(12,544)
Included in the accompanying Consolidated Balance Sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,133	$9,217
Billings in excess of costs and estimated earnings on uncompleted contracts	(35,865)	(21,761)
	$(20,732)	$(12,544)

As of March 31, 2019 and December 31, 2018, included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $1.1 million related to claims and unapproved change orders.

6.    Property and Equipment

The following is a summary of property and equipment at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Automobiles and trucks	$1,668	$1,709
Building and improvements	43,628	43,628
Construction equipment	156,015	161,113
Vessels and other equipment	81,772	90,217
Office equipment	8,114	8,061
	291,197	304,728
Less: Accumulated depreciation	(194,225)	(195,373)
Net book value of depreciable assets	96,972	109,355
Construction in progress	4,006	2,785
Land	35,863	35,863
	$136,841	$148,003

For the three months ended March 31, 2019 and 2018, depreciation expense was $5.8 million and $5.9 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations.

Substantially all of the Company’s long-lived assets are located in the United States.

Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

See Note 2 to the Company's consolidated financial statements for further discussion of property and equipment.

7.    Inventory

Current inventory at March 31, 2019 and December 31, 2018, of $0.9 million and $1.1 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at March 31, 2019 and December 31, 2018 of $7.5 million and $7.6 million, respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

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

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
March 31, 2019
Assets:
Cash surrender value of life insurance policy	$2,295	—	2,295	—
Liabilities:
Derivatives	$442	—	442	—
December 31, 2018
Assets:
Cash surrender value of life insurance policy	$1,993	—	1,993	—
Liabilities:
Derivatives	$79	—	79	—

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

Our concrete segment has life insurance policies covering employees with a combined face value of $11.1 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other non-current" asset section in the Consolidated Balance Sheets.

Non-Recurring Fair Value Measurements

The Company generally applies fair value valuation techniques on a non-recurring basis associated with (1) valuing assets and liabilities acquired in connection with business combinations and other transactions; (2) valuing potential impairment loss related to long-lived assets; and (3) valuing potential impairment loss related to the indefinite-lived intangible asset.

Other Fair Value Measurements

The fair value of the Company's debt at March 31, 2019 and December 31, 2018 approximated its carrying value of $80.8 million and $80.5 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

9.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
Beginning balance, January 1	$—	$69,483
Impairments	—	(69,483)
Ending balance	$—	$—

In the fourth quarter of 2018, the Company's annual goodwill impairment test indicated that its goodwill was fully impaired, primarily due to a decline in market capitalization and as a result it incurred a goodwill impairment charge of $69.5 million with $33.8 million related to the Marine segment and $35.7 million related to the Concrete segment.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	March 31, 2019	December 31, 2018
Intangible assets, January 1	$35,240	$35,240
Additions	—	—
Total intangible assets, end of period	35,240	35,240

Accumulated amortization, January 1	$(27,345)	$(23,956)
Current year amortization	(658)	(3,389)
Total accumulated amortization	(28,003)	(27,345)

Net intangible assets, end of period	$7,237	$7,895

Finite-lived intangible assets were acquired as part of the purchase of TBC, which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $0.1 million and was amortized over seven months in 2017. Customer relationships were valued at approximately $0.7 million and will be amortized over seven years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three months ended March 31, 2019, $0.7 million of amortization expense was recognized for these assets. Future expense remaining of approximately $7.2 million will be amortized as follows:

2019	1,982
2020	2,069
2021	1,521
2022	1,239
2023	389
Thereafter	37
$7,237
Additionally, the Company has one indefinite-lived intangible asset, as described in Note 2. At March 31, 2019 the trade name was valued at approximately $6.9 million and no indicators of impairment existed.

10.    Accrued Liabilities

Accrued liabilities at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Accrued salaries, wages and benefits	$6,010	$6,492
Accrual for insurance liabilities	4,034	5,680
Property taxes	871	924
Capital lease liability (1)	—	3,045
Sales taxes	1,876	2,178
Other accrued expenses	840	521
Total accrued liabilities	$13,631	$18,840

(1) December 31, 2018 balance relates to capital leases accounting for under ASC 840 and prior to the adoption of ASC 842 as of January 1, 2019.

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

The quarterly weighted average interest rate for the Credit Facility as of March 31, 2019 was 4.92%.

The Company's obligations under debt arrangements consisted of the following:

	March 31, 2019			December 31, 2018
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Term loan - current	$3,000	$(50)	$2,950	$3,000	$(54)	$2,946
Total current debt	3,000	(50)	2,950	3,000	(54)	2,946
Revolving line of credit	23,000	(372)	22,628	22,000	(213)	21,787
Term loan - long-term	54,750	(886)	53,864	55,500	(1,168)	54,332
Total long-term debt	77,750	(1,258)	76,492	77,500	(1,381)	76,119
Total debt	$80,750	$(1,308)	$79,442	$80,500	$(1,435)	$79,065

(1) Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth and Fifth Amendments to the Credit Agreement.

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

As of March 31, 2019, the outstanding balance for all borrowings under the revolving line of credit was $23.0 million and was designated as an Adjusted LIBOR Rate Loan at a rate of 5.25%. There were also $0.8 million in outstanding letters of credit as of March 31, 2019, which reduced the maximum borrowing availability on the revolving line of credit to $41.2 million as of March 31, 2019. During the three months ended March 31, 2019 , the Company drew down $11.0 million and made payments of $10.0 million on the revolving line of credit.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At March 31, 2019, the outstanding term loan component of the Credit Facility totaled $57.8 million and was secured by specific assets of the Company.

The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2019	2,250
2020	3,750
2021	4,500
2022	5,250
2023	42,000
$57,750

During the three months ended March 31, 2019, the Company made the scheduled quarterly principal payment of $0.8 million, which reduced the outstanding principal balance to $57.8 million as of March 31, 2019. The current portion of debt is $3.0 million and the non-current portion is $54.8 million. As of March 31, 2019, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 5.25%.

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
-Fiscal Quarter Ending December 31, 2018, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2019, to not exceed 4.75 to 1.00;
-Fiscal Quarter Ending June 30, 2019, to not exceed 4.75 to 1.00;
-Fiscal Quarter Ending September 30, 2019 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

During the first quarter of 2019, the Company initiated discussions with the lead bank due to concerns that it would not be in compliance with financial covenants and executed the Sixth Amendment during May 2019. With the execution of the aforementioned amendment, the Company obtained a waiver on the financial covenants as of March 31, 2019.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2023. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swaps to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 will hedge the variability in the interest payments on 50% of the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive (loss) income and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of March 31, 2019 is $0.3 million, which is reflected in the balance sheet as a liability in Other non-current liabilites on the Consolidated Balance Sheets. The fair market value of the swaps as of March 31, 2019 is $(0.4) million. See Note 8 for more information regarding the fair value of the Company's derivative instruments.

12.    Income Taxes

The Company's effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable (loss) income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. Income tax expense included in the Company’s accompanying Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended March 31,
	2019	2018
Income tax expense	$593	$1,489
Effective tax rate	(8.1)%	26.6%

The effective rate for the three months ended March 31, 2019 differed from the Company's statutory federal rate of 21% primarily due to to the recording of an additional valuation allowance to offset net operating loss carryforwards generated during the period, state income taxes and the non-deductibility of certain permanent items.

During the year ended December 31, 2018 the Company assessed the realizability of its deferred tax assets and determined that it was not more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended March 31, 2019 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at March 31, 2019 remains appropriate.

The Company does not expect that unrecognized tax benefits as of March 31, 2019 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. The Company's uncertain tax benefits, if recognized, would affect the Company's effective tax rate.

13.     (Loss) Earnings Per Share

Basic (loss) earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted (loss) earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of (loss) earnings per share. For the three month periods ended March 31, 2019 and March 31, 2018, the Company had 1,748,489 and 1,926,288 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2019	2018
Basic:
Weighted average shares outstanding	28,927,406	28,143,791
Diluted:
Total basic weighted average shares outstanding	28,927,406	28,143,791
Effect of dilutive securities:
Common stock options	—	225,971
Total weighted average shares outstanding assuming dilution	28,927,406	28,369,762
Shares of common stock issued from the exercise of stock options	7,021	146,765

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

In the three months ended March 31, 2019 and 2018, compensation expense related to stock based awards outstanding was $0.7 million and $0.3 million, respectively.

In January 2019, certain independent directors were awarded a total of 16,854 shares of restricted common stock, which vested immediately on the date of grant. The fair value of all shares awarded on the date of the grant was $4.45 per share.

In March 2019, the Company granted an executive of the Company 168,350 shares of restricted common stock, which vests 1/3 at March 31, June 30, and September 30, 2019, respectively. The fair value of all shares awarded on the date of the grant was $2.97 per share.

In the three months ended March 31, 2019, 7,021 options were exercised, generating proceeds to the Company of less than $0.1 million. In the three months ended March 31, 2018, 146,765 options were exercised, generating proceeds to the Company of approximately $0.8 million.

At March 31, 2019, total unrecognized compensation expense related to unvested stock and options was approximately $3.2 million, which is expected to be recognized over a period of approximately two years.

15.    Commitments and Contingencies

The Company and one former and two current officers are named defendants in a class action lawsuit filed on April 11, 2019 in the United States District Court for the Southern District of Texas, Houston Division, seeking unstated compensatory damages under the federal securities laws allegedly arising from materially false and misleading statements during the period of March 13, 2018 to March 18, 2019. The complaint asserts, among other things, that the current and former officers caused the Company to overstate goodwill in certain periods; overstate accounts receivables; that the company lacked effective internal controls over financial reporting related to goodwill impairment testing and accounts receivables; and that as a result the required adjustments to goodwill and accounts receivables materially impacted the company’s financial statements causing the company’s stock price to be artificially inflated during the class period.  The Company will respond to the complaint, considers all of these allegations without merit and will vigorously contest the allegations.

In addition, from time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these or any other proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows, or financial condition

A legal matter was settled for $5.5 million during the first quarter of 2018.  Settlement amounts were recorded in Other gain from continuing operations in the Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Consolidated Balance Sheets.  As of March 31, 2019, the current portion of the notes receivable was $0.8 million and the non-current portion was $2.9 million, net of $0.4 million of unamortized discount.  Legal fees related to this matter were expensed as incurred during the respective reporting period.

As a result of charges brought in September 2015 and October 2016 by the Houston Police Department, Environmental Enforcement, two subsidiaries of the Company were indicted at the request of the Harris County, Texas District Attorney’s Office by a duly organized Grand Jury of Harris County, Texas for separate but related violations of the Texas Water Code, allegedly arising from the handling of construction concrete at certain work sites. Specifically, both were charged with unlawfully, intentionally or knowingly discharging a waste or pollutant. The Company is subject to a maximum fine in each case of $250,000, but has already declined a $75,000 and subsequently a $15,000 plea bargain in the first case. In the second case, a project supervisor was also indicted. None of these allegations nor the costs of defense, taken separately or as a whole, is expected to have a material impact on the Company’s balance sheet or its liquidity. The Company considers all of these allegations without merit and it will vigorously defend itself and its employee.

16.    Segment Information

The Company currently operates in two reportable segments: marine and concrete. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. The Company uses operating income to evaluate performance between the two segments. Segment information for the periods presented is provided as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Marine
Contract revenues	$61,487	$62,791
Operating (loss) income	(6,456)	6,265
Depreciation and amortization expense	(4,946)	(4,731)

Total assets	$213,162	$255,484
Property, plant and equipment, net	118,596	127,078

Concrete
Contract revenues	$81,618	$74,052
Operating income	279	804
Depreciation and amortization expense	(2,094)	(2,049)

Total assets	$127,220	$166,949
Property, plant and equipment, net	18,245	17,790

Intersegment revenues between the Company's two reportable segments for the three months ended March 31, 2019 and March 31, 2018 was less than $0.1 million, respectively. The marine segment had foreign revenues of approximately $0.5 million and $6.0 million for the three months ended March 31, 2019 and 2018, respectively. These revenues are derived from projects in the Caribbean Basin and are paid in U.S. dollars. There was no foreign revenue for the concrete segment.

17.    Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Management determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

Finance and operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at a commencement date. As the implicit rate is not determinable in most of the Company's leases, management uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease term includes options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

The Company's lease arrangements have lease and non-lease components. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases recorded on the balance sheet consists of the following:

March 31,
Leases	2019
Assets
Operating lease right-of-use assets, net (1)	$22,002
Financing lease right-of-use assets, net (2)	8,618
Total assets	$30,620
Liabilities
Current
Operating	$5,595
Financing	2,875
Total current	8,470
Noncurrent
Operating	17,109
Financing	4,862
Total noncurrent	21,971
Total liabilities	$30,441

(1) Operating lease right-of-use assets are recorded net of accumulated amortization of $1.4 million as of March 31, 2019.
(2) Financing lease right-of-use assets are recorded net of accumulated amortization of $4.5 million as of March 31, 2019

Other information related to lease term and discount rate is as follows:

March 31,
2019
Weighted Average Remaining Lease Term
Operating leases	5.59 years
Financing leases	1.74 years
Weighted Average Discount Rate
Operating leases (1)	4.76%
Financing leases	5.44%
(1) Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows:

Three Months Ended
March 31, 2019
Operating lease costs:
Operating lease cost	$1,701
Short-term lease cost (1)	68
Financing lease costs:
Interest on lease liabilities	103
Amortization of right-of-use assets	569
Total lease cost	$2.441
(1) Excludes expenses related to leases with a lease term of one month or less.

Supplemental cash flow information related to leases is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,674
Operating cash flows for finance leases	$103
Financing cash flows for finance leases	$696
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$23,431
ROU assets obtained in exchange for new financing lease liabilities	$—

Maturities of lease liabilities are summarized as follows

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$5,022	$2,783
2020	5,614	2,876
2021	4,298	2,521
2022	2,823	—
2023	2,268	—
Thereafter	6,011	—
Total future minimum lease payments	26,036	8,180
Less - amount representing interest	3,332	443
Present value of future minimum lease payments	22,704	7,737
Less - current lease obligations	5,595	2,875
Long-term lease obligations	$17,109	$4,862

18.    Subsequent Event

During the first quarter of 2019, the Company initiated discussions with the lead bank due to concerns that it would not be in compliance with financial covenants and executed the Sixth Amendment during May 2019. With the execution of the aforementioned amendment, the Company obtained a waiver on the financial covenants as of March 31, 2019.

As of the execution date, the amendment will also increase the leverage ratio requirements to 9.50, 6.25, and 4.00 times for the second, third, and fourth quarters of 2019, respectively and provide a covenant waiver on the fixed charge coverage ratio for the second and third quarters of 2019.  The fixed charge coverage ratio requirement will revert back to 1.25 times in the fourth quarter of 2019. The leverage ratio requirement will revert back to 3.00 times in the first quarter of 2020. Additionally, as of the execution date, the amendment will reduce the commitment on the revolving line of credit to $50 million and will include a contingency for an additional $5.0 million reduction if certain circumstances have not been met by May 31, 2019.  With the execution of the Sixth Amendment, the existing Credit Facility will be treated as an extinguishment of debt and accounted for under the guidelines of ASC 470-05, Debt, Modifications and Extinguishments, and all unamortized debt issuance costs of approximately $1.3 million will be recognized as interest expense as of May 2019. The new debt issuance costs of approximately $0.7 million related to the execution of the Sixth Amendment will be amortized through the maturity date.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual

Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year.  In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2018 audited consolidated financial statements and notes thereto included in our 2018 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K  and with our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report.

Overview

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the "Company"), provides a broad range of specialty construction services in the infrastructure, industrial and building sectors of the continental United States, Alaska, and the Caribbean Basin. The Company’s marine segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its concrete segment services the building sector by providing turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

First quarter 2019 recap and 2019 Outlook

During the first quarter, the Company had strong bid markets opportunities, but was impacted by unrecovered labor and equipment costs due to the timing and mix of projects worked on during the quarter. The concrete segment had improved production despite experiencing unfavorable weather patterns during the quarter which continued to impact results. The Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities. Overall, the Company remains pleased with the end market drivers across its business and continues to expect improved results as 2019 progresses.

Marine Segment

Demand for our marine construction services remains strong. We continue to see solid demand to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. Specifically, we continue to see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy. Over the long-term, we expect to see some bid opportunities in this sector from petrochemical-related customers, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities also remain solid, many of which are related to the completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the "RESTORE Act") throughout 2019. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers in the future.

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
Nearly $5 billion of federal funding provided by the USACE in connection with disaster recovery in Texas

Concrete Segment

Our concrete segment's demand also remains strong. The Texas building sector is in solid shape as its four major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for families and businesses. Population growth throughout our markets continues to drive new distribution centers, education facilities, office expansion, retail and grocery establishments and new multi-family housing units. In Houston, warehouse construction and new education facilities continue to comprise a large portion of project mix. The Dallas-Fort Worth office continues to see opportunities from warehouse distribution centers and is targeting structural construction opportunities. In the Central Texas office, retail facilities and warehouse construction are driving the project mix. Long-term, we see sustained demand for concrete services in our markets.

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

Backlog for our marine segment at March 31, 2019 was $219.4 million, as compared with $182.1 million at March 31, 2018.

Backlog for our concrete segment at March 31, 2019 was $192.1 million, as compared with $173.2 million at March 31, 2018.

Three months ended March 31, 2019 compared with three months ended March 31, 2018

	Three months ended March 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$143,105	100.0%	$136,843	100.0%
Cost of contract revenues	132,886	92.9%	121,021	88.4%
Gross profit	10,219	7.1%	15,822	11.6%
Selling, general and administrative expenses	16,770	11.7%	15,014	11.0%
Gain on sale of assets, net	(374)	(0.3)%	(813)	(0.6)%
Other gain from continuing operations	—	—%	(5,448)	(4.0)%
Operating (loss) income from operations	(6,177)	(4.3)%	7,069	5.2%
Other (expense) income:
Other income	23	—%	(2)	—%
Interest income	148	0.1%	—	—%
Interest expense	(1,325)	(0.9)%	(1,477)	(1.1)%
Other expense, net	(1,154)	(0.8)%	(1,479)	(1.1)%
(Loss) income before income taxes	(7,331)	(5.1)%	5,590	4.1%
Income tax expense	593	0.4%	1,489	1.1%
Net (loss) income	$(7,924)	(5.5)%	$4,101	3.0%

Contract Revenues. Consolidated contract revenues for the three months ended March 31, 2019 were $143.1 million as compared with $136.8 million in the prior year period, which was an increase of $6.3 million, or 4.6%. The increase was primarily attributable to the timing and mix of projects.

Contract revenues generated from private sector customers for the marine segment represented 25.2% of segment contract revenues in the first quarter of 2019, or approximately $15.5 million as compared with $33.3 million or 53.1% for the prior year period. The decrease in revenue was due to a shift in timing and mix of projects.

Contract revenues generated from public sector customers for the marine segment represented 74.8% of segment contract revenues in the first quarter of 2019, or approximately $46.0 million, as compared with $29.5 million or 46.9%, in the comparable prior year period. The increase in revenue was due to a shift in timing and mix of projects.

Contract revenues in the concrete segment are primarily derived from private sector customers. Private sector customers represent $68.9 million, or 84.4%, of total contract revenues for the concrete segment in the first quarter of 2019, compared to $58.9 million, or 79.5% in the prior year period.

Gross Profit.   Gross profit was $10.2 million in the three months ended March 31, 2019, as compared with $15.8 million in the prior year period. Gross margin in the first quarter was 7.1%, as compared with 11.6% in the prior year period. Gross profit decreased primarily due to shift in timing and mix of projects resulting in unrecovered labor and equipment costs, particularly impacting the marine segment.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the first quarter of 2019 were $16.8 million as compared with $15.0 million in the prior year period, which was an increase of $1.8 million, or 11.7%. The increase was primarily attributable to expenses related to the Invest, Scale, and Grow initiative.

Other income, net of expense. Other expense primarily reflects interest on our borrowings.

Income Tax Expense.  The Company recorded a tax expense of approximately $0.6 million for the three months ended March 31, 2019 and a tax expense of $1.5 million for the three months ended March 31, 2018. The Company has estimated its effective tax rate at (8.1)% for the first quarter of 2019 as compared with 26.6% for the first quarter of 2018.

See Note 12 for additional discussion of the effective tax rate recorded in the first quarter of 2019.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues:

Three months ended March 31, 2019 compared with three months ended March 31, 2018

	Three months ended March 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Segment	$61,487	43.0%	$62,791	45.9%
Concrete Segment	81,618	57.0%	74,052	54.1%
Total	$143,105	100.0%	$136,843	100.0%

Operating income (loss)
Marine Segment	$(6,456)	(10.5)%	$6,265	10.0%
Concrete Segment	279	0.3%	804	1.1%
Total	$(6,177)		$7,069

Marine Segment

Revenues for the marine segment for the three months ended March 31, 2019 were $61.5 million compared to $62.8 million for the three months ended March 31, 2018, a decrease of $1.3 million, or 2.1%. The decrease is primarily attributable to timing and mix of projects.

Operating loss for the marine segment for the three months ended March 31, 2019 was $6.5 million, compared to $6.3 million in operating income for the three months ended March 31, 2018, a decrease of $12.7 million. The decrease is primarily due to a shift in timing and mix of projects, resulting in unrecovered labor and equipment costs. Additionally, the Company recognized a $5.4 million gain on the settlement of a legal matter in the first quarter of 2018. As a percentage of revenues, operating loss for our marine segment was (10.5)% for the three months ended March 31, 2019 compared to 10.0% of operating income for the three months ended March 31, 2018.

Concrete Segment

Revenues for our concrete segment for the three months ended March 31, 2019 were $81.6 million compared to $74.1 million for the three months ended March 31, 2018, an increase of $7.6 million, or 10.2%. This increase in revenue was primarily due to timing and mix of projects.

Operating income for our concrete segment for the three months ended March 31, 2019 was $0.3 million, compared to $0.8 million for the three months ended March 31, 2018, a decrease of $0.5 million. The decrease was primarily driven by timing and mix of projects and cost overruns on certain projects. As a percentage of revenues, operating income for our concrete segment was 0.3% for the three months ended March 31, 2019 compared to 1.1% for the three months ended March 31, 2018.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At March 31, 2019, our working capital was $41.4 million, as compared with $50.8 million at December 31, 2018. Working capital at March 31, 2019 was reduced $5.6 million as a result of the implementation of ASC 842 which brought operating lease liabilities on to the balance sheet. As of March 31, 2019, we had cash on hand of $2.6 million. Our borrowing capacity at March 31, 2019 was approximately $41.2 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Cash flows provided by operating activities	$(1,928)	$10,617
Cash flows used in investing activities	$(3,763)	$(2,943)
Cash flows used in financing activities	$(368)	$(7,559)

Capital expenditures (included in investing activities above)	$(3,862)	$(4,346)

Operating Activities. In the first quarter of 2019, the Company's operations used approximately $1.9 million of net cash outflows, as compared with cash provided by operations in the prior year period of approximately $10.6 million. The decrease in cash between periods of $12.5 million was primarily attributable to changes in working capital primarily driven by an increase in accounts receivable in the current year period..

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $3.9 million in the three months ended March 31, 2019, as compared with $4.3 million in the comparable prior year period. The decrease is primarily a result of timing of purchase of capital assets. The Company is on track to meet its projected capital expenditures budget for the current fiscal year.

Financing Activities. In the three months ended March 31, 2019, there were $11.0 million in draws on our revolving line of credit. We repaid $10.0 million on the revolver, as well as made our regularly scheduled debt payment on the term loan of $0.8 million for a total of $10.8 million in debt payments. In the comparable prior year period, there were no draws on our revolving line of credit. Additionally we repaid $5.0 million on the revolver, as well as made our regularly scheduled debt payments on the term loan of $3.4 million for a total of $8.4 million in debt payments.

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
-Fiscal Quarter Ending December 31, 2018, to not exceed 3.00 to 1.00;
-Fiscal Quarter Ending March 31, 2019, to not exceed 4.75 to 1.00;
-Fiscal Quarter Ending June 30, 2019, to not exceed 4.75 to 1.00;
-Fiscal Quarter Ending September 30, 2019 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

During the first quarter of 2019, the Company initiated discussions with the lead bank due to concerns that it would not be in compliance with financial covenants and executed the Sixth Amendment during May 2019. With the execution of the aforementioned amendment, the Company obtained a waiver on the financial covenants as of March 31, 2019.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered a sixth receive-variable, pay-fixed interest rate swaps to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 will hedge the variability in the interest payments on 50% of the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on June 30, 2023. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of March 31, 2019 is less than $0.3 million, which is reflected in the balance sheet as a liability. The fair market value of the swaps as of March 31, 2019 is approximately $(0.4) million. See Note 8 for more information regarding the fair value of the Company's derivative instruments.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At March 31, 2019, our maximum capacity under our current bonding arrangement was at least $500 million, with approximately $127 million of remaining availability. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At March 31, 2019, we had $80.8 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three month period of 4.92%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

Item 4.                      Controls and Procedures

•
Evaluation of Disclosure Controls and Procedures.  As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2019.

•
Changes in Internal Controls.  During the quarter ended March 31, 2019 , we implemented new controls related to the adoption of Accounting Standards Codification Topic 842, Leases, and the related Accounting Standards Updates (“Topic 842”). There were no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

For information about litigation involving us, see Note 15 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors", of our 2018 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended March 31, 2019.

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

10.1
Sixth amendment, effective May 7, 2019, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2019 (File No. 001-33891)).

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

ORION GROUP HOLDINGS, INC.

By:	/s/ Mark R. Stauffer
May 9, 2019	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Robert L. Tabb
May 9, 2019	Robert L. Tabb
Vice President and Chief Financial Officer