Form 10-Q
period 2019-06-30
Orion Group Holdings Inc
filed 2019-08-02
CIK 1402829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_________
Commission File Number: 1-33891

 ORION GROUP HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	26-0097459
(State of incorporation)	(I.R.S. Employer Identification Number)

12000 Aerospace Avenue, Suite 300 Houston, TX 77034
(Address of principal executive offices, including zip code)

713-852-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 Par Value Per Share	ORN	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 2, 2019, 29,550,353 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ORION GROUP HOLDINGS, INC.
Quarterly Report on Form 10-Q for the period ended June 30, 2019

Part I - Financial Information
Item 1 Financial Statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,759	$8,684
Accounts receivable:
Trade, net of allowance of $4,280 and $4,280, respectively	99,292	77,641
Retainage	36,889	30,734
Other current	2,134	4,257
Income taxes receivable	865	467
Inventory	907	1,056
Costs and estimated earnings in excess of billings on uncompleted contracts	23,641	9,217
Prepaid expenses and other	4,947	5,000
Total current assets	171,434	137,056
Property and equipment, net of depreciation	135,045	148,003
Operating lease right-of-use assets, net of amortization	21,510	—
Financing lease right-of-use assets, net of amortization	8,238	—
Inventory, non-current	7,495	7,598
Intangible assets, net of amortization	13,467	14,787
Other non-current	5,600	5,426
Total assets	$362,789	$312,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$2,939	$2,946
Accounts payable:
Trade	48,175	42,023
Retainage	845	736
Accrued liabilities	13,902	18,840
Income taxes payable	409	—
Billings in excess of costs and estimated earnings on uncompleted contracts	51,964	21,761
Current portion of operating lease liabilities	5,677	—
Current portion of financing lease liabilities	2,935	—
Total current liabilities	126,846	86,306
Long-term debt, net of debt issuance costs	78,386	76,119
Operating lease liabilities	16,485	—
Financing lease liabilities	4,291	—
Other long-term liabilities	2,846	8,759
Deferred income taxes	92	49
Interest rate swap liability	1,094	52
Total liabilities	230,040	171,285

Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 30,215,084 and 29,611,989 issued; 29,503,853 and 28,900,758 outstanding at June 30, 2019 and December 31, 2018, respectively	302	296
Treasury stock, 711,231 shares, at cost, as of June 30, 2019 and December 31, 2018, respectively	(6,540)	(6,540)
Other comprehensive loss	(1,094)	(52)
Additional paid-in capital	181,499	179,742
Retained loss	(41,418)	(31,861)
Total stockholders’ equity	132,749	141,585
Total liabilities and stockholders’ equity	$362,789	$312,870
The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Contract revenues	$165,985	$159,767	$309,090	$296,610
Costs of contract revenues	151,008	140,305	285,031	262,452
Gross profit	14,977	19,462	24,059	34,158
Selling, general and administrative expenses	15,114	14,710	30,087	27,751
Amortization of intangible assets	658	847	1,318	1,694
Gain on sale of assets, net	(372)	(686)	(746)	(1,499)
Other gain from continuing operations	—	—	—	(5,448)
Operating (loss) income from operations	(423)	4,591	(6,600)	11,660
Other (expense) income:
Other income (expense)	534	476	557	474
Interest income	94	47	242	47
Interest expense	(1,978)	(1,205)	(3,303)	(2,682)
Other expense, net	(1,350)	(682)	(2,504)	(2,161)
(Loss) income before income taxes	(1,773)	3,909	(9,104)	9,499
Income tax (benefit) expense	(140)	1,660	453	3,149
Net (loss) income	$(1,633)	$2,249	$(9,557)	$6,350

Basic (loss) income per share	$(0.06)	$0.08	$(0.33)	$0.22
Diluted (loss) income per share	$(0.06)	$0.08	$(0.33)	$0.22
Shares used to compute (loss) income per share:
Basic	29,097,094	28,309,004	29,086,811	28,243,400
Diluted	29,097,094	28,544,010	29,086,811	28,474,432

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(1,633)	$2,249	$(9,557)	$6,350
Change in fair value of cash flow hedge, net of tax benefit of $145 and $225 for the three and six months ended June 30, 2019, respectively and net of tax expense of $31 and $124 for the three and six months ended June 30, 2018, respectively	(506)	77	(790)	346
Total comprehensive (loss) income	$(2,139)	$2,326	$(10,347)	$6,696

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Treasury Stock		Other Comprehensive Loss	Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2018	29,611,989	$296	(711,231)	$(6,540)	$(52)	$179,742	$(31,861)	$141,585
Stock-based compensation	—	—	—	—	—	664	—	664
Exercise of stock options	7,021	—	—	—	—	35	—	35
Issuance of restricted stock	185,204	1	—	—	—	(1)	—	—
Cash flow hedge, net of tax	—	—	—	—	(284)	—	—	(284)
Forfeiture of restricted stock	(18,207)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,924)	(7,924)
Balance, March 31, 2019	29,786,007	$297	(711,231)	$(6,540)	$(336)	$180,440	$(39,785)	$134,076
Stock-based compensation	—	—	—	—	—	1,064	—	1,064
Issuance of restricted stock	479,590	6	—	—	—	(6)	—	—
Cash flow hedge, net of tax	—	—	—	—	(758)	—	—	(758)
Forfeiture of restricted stock	(50,513)	(1)	—	—	—	1	—	—
Net loss	—	—	—	—	—	—	(1,633)	(1,633)
Balance, June 30, 2019	30,215,084	$302	(711,231)	$(6,540)	$(1,094)	$181,499	$(41,418)	$132,749

	Common Stock		Treasury Stock		Other Comprehensive Loss	Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	28,860,961	$288	(711,231)	$(6,540)	$(26)	$174,697	$62,847	$231,266
Adoption of ASC 606 (Note 2)	—	—	—	—	—	—	(286)	(286)
Stock-based compensation	—	—	—	—	—	334	—	334
Exercise of stock options	146,765	2	—	—	—	814	—	816
Cash flow hedge, net of tax	—	—	—	—	269	—	—	269
Net loss	—	—	—	—	—	—	4,101	4,101
Balance, March 31, 2018	29,007,726	$290	(711,231)	$(6,540)	$243	$175,845	$66,662	$236,500
Stock-based compensation	—	—	—	—	—	817	—	817
Exercise of stock options	84,705	—	—	—	—	483	—	483
Issuance of restricted stock	331,095	3	—	—	—	(3)	—	—
Cash flow hedge, net of tax	—	—	—	—	77	—	—	77
Forfeiture of restricted stock	(1,094)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	2,249	2,249
Balance, June 30, 2018	29,422,432	$293	(711,231)	$(6,540)	$320	$177,142	$68,911	$240,126

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(9,557)	$6,350
Adjustments to reconcile net (loss) income to net cash (used in) provided by
Operating activities:
Depreciation and amortization	13,108	14,211
Amortization of ROU operating leases	2,927	—
Amortization of ROU finance leases	1,154	—
Unamortized debt issuance costs upon debt modification	399	—
Amortization of deferred debt issuance costs	186	646
Deferred income taxes	43	1,841
Stock-based compensation	1,728	1,151
Gain on sale of property and equipment	(746)	(1,499)
Other gain from continuing operations	—	(5,448)
Change in operating assets and liabilities:
Accounts receivable	(28,257)	8,983
Notes receivable	264	—
Income tax receivable	(398)	91
Inventory	252	588
Prepaid expenses and other	(138)	1,482
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,424)	(7,282)
Accounts payable	6,261	(6,952)
Accrued liabilities	(1,601)	(962)
Operating lease liabilities	(2,896)	—
Income tax payable	409	449
Billings in excess of costs and estimated earnings on uncompleted contracts	30,204	(8,854)
Other	—	(286)
Net cash (used in) provided by operating activities	(1,082)	4,509
Cash flows from investing activities:
Proceeds from sale of property and equipment	847	1,070
Purchase of property and equipment	(8,118)	(11,911)
Contributions to CSV life insurance	(444)	(266)
Proceeds from return of investment	—	94
Insurance claim proceeds related to property and equipment	2,574	1,150
Net cash used in investing activities	(5,141)	(9,863)
Cash flows from financing activities:
Borrowings from Credit Facility	32,000	13,000
Payments made on borrowings from Credit Facility	(29,500)	(11,750)
Loan costs from Credit Facility	(825)	—
Payments of finance lease liabilities	(1,412)	—
Exercise of stock options	35	1,299
Net cash provided by financing activities	298	2,549
Net change in cash and cash equivalents	(5,925)	(2,805)
Cash and cash equivalents at beginning of period	8,684	9,086
Cash and cash equivalents at end of period	$2,759	$6,281
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,926	$2,055
Taxes, net of refunds	$394	$404
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
Although the Company describes the business in this report in terms of the services the Company provides, its base of customers and the areas in which it operates, the Company has determined that its operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.
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
Basis of Presentation
The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted.  Readers of this report should also read the Company's consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in its 2018 Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.  Such adjustments are of a normal recurring nature.  Interim results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation in the Company's condensed consolidated statement of operations. As part of the Company’s Invest, Scale and Grow initiative it realigned its project management personnel within the operating groups for the combined company. As a result of the realignment, beginning in the second quarter of 2019, the Company has elected to classify certain project management costs in Cost of contract revenue in its Consolidated Statements of Operations (the “Statements of Operations”) to better represent how those costs are managed and controlled. For periods reported prior to the second quarter of 2019, certain project management costs were included in Selling, general and administrative (“SG&A”) expenses. The Company's SG&A expense for 2019 included project management costs of $1.1 million incurred in the first quarter of 2019, and SG&A expense for 2018 and 2017 included project management costs of $4.9 million and $4.7 million, respectively.

2.    Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates. Please refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's 2018 Form 10-K for a discussion of other significant estimates and assumptions affecting its consolidated financial statements which are not discussed below.

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

Performance obligations are promises in a contract to transfer distinct goods or services to the customer and are the unit of account under Topic 606. The Company's contracts and related change orders typically represent a single performance obligation because the Company provides a significant integrated service and individual goods and services are not separately identifiable. Revenue is recognized over time because control is continuously transferred to the customer. For contracts with multiple performance obligations, the Company allocates the contract's transaction price to each performance obligation using its best estimate of the stand-alone selling price of each distinct good or service. Progress is measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Upfront costs, such as costs to mobilize personnel and equipment prior to satisfying a performance obligation are capitalized and amortized over the contract performance period.

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

Contract revenue is derived from the original contract price as modified by agreed-upon change orders and estimates of variable consideration related to incentive fees and change orders or claims for which price has not yet been agreed by the customer. The Company estimates variable consideration based on its assessment of the most likely amount to which it expects to be entitled. Variable consideration is included in the estimated recognition of revenue to the extent it is probable that a significant reversal of cumulative recognized revenue will not occur. As of June 30, 2019, approximately $1.1 million of claims against customers has been recognized and is reflected on the Company's Consolidated Balance Sheet under "Costs and estimated earnings in excess of billings on uncompleted contracts." Based on its reading of the contract and its performance, the Company believes collection of these claims is probable, although the full amount of the recorded claims may not be collected.

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

•
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts - Represent revenues recognized in excess of amounts billed, which management believes will be billed and collected within one year of the completion of the contract (i.e. Contract Assets) and are recorded as a current asset, until such amounts are either received or written off.

•
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts - Represent billings in excess of revenues recognized (i.e. Contract Liabilities) and are recorded as a current liability, until the underlying obligation has been performed or discharged.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed, or is partially completed and excludes unexercised contract options and potential orders. As of June 30, 2019, the aggregate amount of the remaining performance obligations was approximately $661.0 million. Of this amount, the Company expects to recognize $465.6 million, or 70%, in the next 12 months and the remaining balance thereafter.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At times, cash held by financial institutions may exceed federally insured limits.  The Company has not historically sustained losses on its cash balances in excess of federally insured limits.  Cash equivalents at June 30, 2019 and December 31, 2018 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of June 30, 2019 and December 31, 2018. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability.  In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of June 30, 2019 and December 31, 2018, the Company has recorded an allowance for doubtful accounts of $4.3 million.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner.  Retainage at June 30, 2019 totaled $36.9 million, of which $11.0 million is expected to be collected beyond June 30, 2020. Retainage at December 31, 2018 totaled $30.7 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of June 30, 2019 and December 31, 2018.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of June 30, 2019 and December 31, 2018.

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

The accrued liability for insurance includes incurred but not reported claims of $3.9 million and $5.7 million at June 30, 2019 and December 31, 2018, respectively.

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued an ASU 2016-02, Leases (Topic 842), which requires all lessees to recognize right-of-use ("ROU") assets and lease liabilities, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The standard also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new standard on January 1, 2019, on a prospective basis, forgoing comparative reporting. The Company elected to utilize the transition guidance within the new standard, which allows the Company to carryforward the historical lease classification. The Company elected to not separate leases and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the standard resulted in the recording of additional net ROU operating lease assets of approximately $23.3 million and lease liabilities for operating leases of approximately $24.0 million on the Consolidated Balance Sheets as of January 1, 2019. The adoption of this guidance did not have an impact on net income. See Note 17 for more information regarding leases.

3.    Revenue

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenue by service line for the marine and concrete segments:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Marine Segment
Construction	$57,181	$52,860	$90,817	$95,235
Dredging	27,191	23,472	53,358	40,483
Specialty Services	4,651	4,366	6,335	7,771
Marine segment contract revenues	$89,023	$80,698	$150,510	$143,489

Concrete Segment
Structural	$12,665	$62,189	$24,156	$118,682
Light Commercial	64,275	16,740	134,371	34,112
Other	22	140	53	327
Concrete segment contract revenues	$76,962	$79,069	$158,580	$153,121

Total contract revenues	$165,985	$159,767	$309,090	$296,610

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

Concrete Segment
Structural services include elevated concrete pouring for products such as columns, elevated beams and structural walls. Light commercial services include horizontally poured concrete for products such as sidewalks, ramps, tilt walls and trenches. Other services comprise labor related to concrete pouring such as rebar installation and pumping services and typically support the Company's structural and light commercial services.

4.    Concentration of Risk and Enterprise-Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner.

The table below presents the concentrations of current receivables (trade and retainage) at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019		December 31, 2018
Federal Government	$3,420	3%	$2,319	2%
State Governments	3,363	2%	916	1%
Local Governments	50,017	37%	30,187	28%
Private Companies	79,381	58%	74,953	69%
Total receivables	$136,181	100%	$108,375	100%

At June 30, 2019 one customer in the local governments category accounted for 18% of total current receivables. At December 31, 2018, no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and six months ended June 30, 2019 and 2018, respectively:

	Three months ended June 30,				Six months ended June 30,
	2019	%	2018	%	2019	%	2018	%
Federal Government	$12,301	8%	$16,077	10%	$22,578	7%	$29,100	10%
State Governments	10,286	6%	9,898	6%	14,341	5%	18,274	6%
Local Government	51,599	31%	20,522	13%	96,029	31%	43,752	15%
Private Companies	91,799	55%	113,270	71%	176,142	57%	205,484	69%
Total contract revenues	$165,985	100%	$159,767	100%	$309,090	100%	$296,610	100%

In the three months ended June 30, 2019, one customer in the local governments category accounted for 14% of total contract revenues. In the three months ended June 30, 2018, a private customer accounted for 16% of total contract revenues. In the six months ended June 30, 2019, one customer in the local governments category accounted for 11% of total contract revenues. In the six months ended June 30, 2018, a private customer accounted for 12% of total contract revenues.

The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time.

In addition, the concrete segment primarily purchases concrete from select suppliers. The loss of any one of these suppliers could adversely impact short-term operations.

5.     Contracts in Progress

Contracts in progress are as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$630,685	$461,144
Estimated earnings	112,786	73,170
	743,471	534,314
Less: Billings to date	(771,794)	(546,858)
	$(28,323)	$(12,544)
Included in the accompanying Consolidated Balance Sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$23,641	$9,217
Billings in excess of costs and estimated earnings on uncompleted contracts	(51,964)	(21,761)
	$(28,323)	$(12,544)

As of June 30, 2019 and December 31, 2018, included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $1.1 million related to claims and unapproved change orders.

6.    Property and Equipment

The following is a summary of property and equipment at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Automobiles and trucks	$1,669	$1,709
Building and improvements	43,790	43,628
Construction equipment	158,684	161,113
Vessels and other equipment	82,875	90,217
Office equipment	8,183	8,061
	295,201	304,728
Less: Accumulated depreciation	(197,340)	(195,373)
Net book value of depreciable assets	97,861	109,355
Construction in progress	1,321	2,785
Land	35,863	35,863
	$135,045	$148,003

For the three months ended June 30, 2019 and 2018, depreciation expense was $6.0 million and $6.6 million, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense was $11.8 million and $12.5 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations.

Substantially all of the Company’s long-lived assets are located in the United States.

Substantially all of the assets of the Company are pledged as collateral under the Company's Credit Agreement (as defined in Note 11).

See Note 2 to the Company's consolidated financial statements for further discussion of property and equipment.

7.    Inventory

Current inventory at June 30, 2019 and December 31, 2018, of $0.9 million and $1.1 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at June 30, 2019 and December 31, 2018 of $7.5 million and $7.6 million, respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company's assets to reduce equipment downtime.

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

The following table sets forth by level within the fair value hierarchy the Company's recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2019
Assets:
Cash surrender value of life insurance policy	$2,437	—	2,437	—
Liabilities:
Derivatives	$1,094	—	1,094	—
December 31, 2018
Assets:
Cash surrender value of life insurance policy	$1,993	—	1,993	—
Liabilities:
Derivatives	$79	—	79	—

The Company's derivatives, which are comprised of interest rate swaps, are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and credit risk adjustments that are necessary to reflect the probability of default by it or the counterparty. These derivatives are classified as a Level 2 measurement within the fair value hierarchy. See Note 11 for additional information on the Company's derivative instrument.

The Company's concrete segment has life insurance policies covering employees with a combined face value of $11.1 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other non-current" asset section in the Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company's debt at June 30, 2019 and December 31, 2018 approximated its carrying value of $83.0 million and $80.5 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company's debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

9.    Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Beginning balance, January 1	$—	$69,483
Impairments	—	(69,483)
Ending balance	$—	$—

In the fourth quarter of 2018, the Company's annual goodwill impairment test indicated that its goodwill was fully impaired, primarily due to a decline in the Company's market capitalization and as a result it incurred a goodwill impairment charge of $69.5 million with $33.8 million related to the Marine segment and $35.7 million related to the Concrete segment.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	June 30, 2019	December 31, 2018
Intangible assets, January 1	$35,240	$35,240
Additions	—	—
Total intangible assets, end of period	35,240	35,240

Accumulated amortization, January 1	$(27,345)	$(23,956)
Current year amortization	(1,318)	(3,389)
Total accumulated amortization	(28,663)	(27,345)

Net intangible assets, end of period	$6,577	$7,895

Finite-lived intangible assets were acquired as part of the purchase of TBC, which included contractual backlog and customer relationships. Contractual backlog was valued at approximately $0.1 million and was amortized over seven months in 2017. Customer relationships were valued at approximately $0.7 million and will be amortized over seven years. Both of these assets will be amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the six months ended June 30, 2019, $1.3 million of amortization expense was recognized for these assets. Future expense remaining of approximately $6.6 million will be amortized as follows:

2019	1,322
2020	2,069
2021	1,521
2022	1,239
2023	389
Thereafter	37
$6,577
Additionally, the Company has one indefinite-lived intangible asset, as described in Note 2. At June 30, 2019 the trade name was valued at approximately $6.9 million and no indicators of impairment existed.
10.    Accrued Liabilities

Accrued liabilities at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Accrued salaries, wages and benefits	$6,365	$6,492
Accrual for insurance liabilities	3,855	5,680
Property taxes	1,298	924
Capital lease liability (1)	—	3,045
Sales taxes	1,457	2,178
Interest	59	—
Other accrued expenses	868	521
Total accrued liabilities	$13,902	$18,840

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

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on July 31, 2023.

Total debt issuance costs for the Fourth Amendment, which included underwriter fees, legal fees and syndication fees were approximately $0.9 million and were capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. Additionally, the Company executed the Fifth Amendment during March 2019, which was made effective as of December 31, 2018, and executed the Sixth Amendment during May 2019. The Company incurred additional debt issuance costs of approximately $0.6 million and $0.9 million respectively for the Fifth and Sixth Amendments. With the execution of the aforementioned Sixth Amendment, $50.0 million of the existing revolving line of credit was modified and accounted for under guidelines of ASC 470-50, Debt, Modifications and Extinguishments, and a pro-rated portion of unamortized debt issuance costs of approximately $0.4 million will be recognized as interest expense as of May 2019. The remaining debt issuance costs of approximately $0.9 million related to the Fourth, Fifth, and Sixth Amendments will be amortized over the duration of the loan.

The quarterly weighted average interest rate for the Credit Facility as of June 30, 2019 was 5.79%.

The Company's obligations under debt arrangements consisted of the following:

	June 30, 2019			December 31, 2018
	Principal	Debt Issuance Costs(1)	Total	Principal	Debt Issuance Costs(1)	Total
Term loan - current	$3,000	$(61)	$2,939	$3,000	$(54)	$2,946
Total current debt	3,000	(61)	2,939	3,000	(54)	2,946
Revolving line of credit	26,000	(525)	25,475	22,000	(213)	21,787
Term loan - long-term	54,000	(1,089)	52,911	55,500	(1,168)	54,332
Total long-term debt	80,000	(1,614)	78,386	77,500	(1,381)	76,119
Total debt	$83,000	$(1,675)	$81,325	$80,500	$(1,435)	$79,065

(1) Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth, Fifth, and Sixth Amendments to the Credit Agreement.

Provisions of the revolving line of credit and accordion

The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $50.0 million. This is a letter of credit sublimit that is equal to the lesser of $20.0 million and the aggregate unused amount of the revolving commitments then in effect. There is also a swingline sublimit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

Revolving loans may be designated as Base Rate Loan or Adjusted LIBOR Rate Loans, at the Company’s request, and must be drawn in an aggregate minimum amount of $1.0 million and integral multiples of $250,000 in excess of that amount.  Swingline loans must be drawn in an aggregate minimum amount of $250,000 and integral multiples of $50,000 in excess of that amount. The Company may convert, change, or modify such designations from time to time.

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the revolving line of credit. The commitment fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, July 31, 2023, or the date the outstanding balance is permanently reduced to zero, in accordance with the terms of the amended Credit Facility.

The maturity date for amounts drawn under the revolving line of credit is the earlier of the Facility termination date of July 31, 2023, or the date the outstanding balance is permanently reduced to zero. Prior to the fourth quarter of 2018, the Company classified amounts drawn as current liabilities based on an intent and ability to repay the amounts using current assets within the next twelve months. During the fourth quarter of 2018, the Company determined it no longer has the intent to repay amounts drawn within the next twelve months. As of June 30, 2019, the Company determined that it still does not have the intent to repay amounts drawn within the next twelve months. Therefore, the Company has classified the entire outstanding balance of the revolving line of credit as non-current.

As of June 30, 2019, the outstanding balance for all borrowings under the revolving line of credit was $26.0 million, where $23.0 million was designated as an Adjusted LIBOR Rate Loan at a weighted average rate of 5.96% and $3.0 million was designated as a Base Rate Loan at a rate of 8.00%. There were also $3.4 million in outstanding letters of credit as of June 30, 2019, which reduced the maximum borrowing availability on the revolving line of credit to $20.6 million as of June 30, 2019. During the six months ended June 30, 2019 , the Company drew down $32.0 million for general corporate purposes and made payments of $28.0 million on the revolving line of credit which resulted in a net increase of $4.0 million.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At June 30, 2019, the outstanding term loan component of the Credit Facility totaled $57.0 million and was secured by specific assets of the Company.

The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2019	1,500
2020	3,750
2021	4,500
2022	5,250
2023	42,000
$57,000

During the six months ended June 30, 2019, the Company made the scheduled quarterly principal payments of $1.5 million, which reduced the outstanding principal balance to $57.0 million as of June 30, 2019. The current portion of debt is $3.0 million and the non-current portion is $54.0 million. As of June 30, 2019, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 5.94%.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:
-Fiscal Quarter Ended June 30, 2019 - waived;
-Fiscal Quarter Ended September 30, 2019 - waived;
-Fiscal Quarter Ending December 31, 2019 and each Fiscal Quarter thereafter, to not be less than 1.25 to 1.00.

•	A consolidated Leverage Ratio to not exceed the following during each noted period:
-Fiscal Quarter Ending June 30, 2019, to not exceed 9.50 to 1.00;
-Fiscal Quarter Ending September 30, 2019, to not exceed 6.25 to 1.00;
-Fiscal Quarter Ending December 31, 2019, to not exceed 4.00 to 1.00;
-Fiscal Quarter Ending March 31, 2020 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

•	A consolidated Adjusted EBITDA to not be less than the following during each noted period:
-Fiscal Quarter Ending June 30, 2019, for such Fiscal Quarter and the Fiscal Quarter ended March 31, 2019, on a collective basis, to not be less than $4.5 million;
- Fiscal Quarter Ending September 30, 2019, for such Fiscal Quarter and the Fiscal Quarters ended June 30, 2019 and March 31, 2019, on a collective basis, to not be less than $9.9 million;
- Fiscal Quarter Ending December 31, 2019, for such Fiscal Quarter and the Fiscal Quarters ended September 30, 2019, June 30, 2019 and March 31, 2019, on a collective basis, to not be less than $21.7 million.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2023. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swaps to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 will hedge the variability in the interest payments on 50% of the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive (loss) income and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of June 30, 2019 is approximately $1.1 million, which is reflected in the balance sheet as a liability in Other non-current liabilities on the Consolidated Balance Sheets. The fair market value of the swaps as of June 30, 2019 is $(1.1) million. See Note 8 for more information regarding the fair value of the Company's derivative instruments.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income tax (benefit) expense	$(140)	$1,660	$453	$3,149
Effective tax rate	7.9%	42.5%	(5.0)%	33.1%

The effective rate for the three and six months ended June 30, 2019 differed from the Company's statutory federal rate of 21% primarily due to to the recording of an additional valuation allowance to offset net operating loss carryforwards generated during the period, foreign income taxes, state income taxes and the non-deductibility of certain permanent items.

During the year ended December 31, 2018 the Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended June 30, 2019 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at June 30, 2019 remains appropriate.

The Company does not expect that unrecognized tax benefits as of June 30, 2019 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. The Company's uncertain tax benefits, if recognized, would affect the Company's effective tax rate.

13.     (Loss) Earnings Per Share

Basic (loss) earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted (loss) earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company's common stock. Such stock options are antidilutive and are not included in the computation of (loss) earnings per share. For the three month periods ended June 30, 2019 and June 30, 2018, the Company had 1,651,916 and 2,012,481 securities, respectively, that were potentially dilutive in future earnings per share calculations. For the six months ended June 30, 2019 and June 30, 2018, the Company had 1,699,936 and 1,969,623 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company's stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic:
Weighted average shares outstanding	29,097,094	28,309,004	29,086,811	28,243,400
Diluted:
Total basic weighted average shares outstanding	29,097,094	28,309,004	29,086,811	28,243,400
Effect of dilutive securities:
Common stock options	—	235,006	—	231,032
Total weighted average shares outstanding assuming dilution	29,097,094	28,544,010	29,086,811	28,474,432
Shares of common stock issued from the exercise of stock options	—	84,705	7,021	231,470

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

In the three months ended June 30, 2019 and 2018, compensation expense related to stock based awards outstanding was $1.1 million and $0.8 million, respectively. In the six months ended June 30, 2019 and 2018, compensation related to stock based awards outstanding was $1.7 million and $1.1 million, respectively.

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

In May 2019, independent directors as well as certain officers and executives of the Company were awarded 479,590 shares of restricted common stock. The total number of shares included 229,590 shares, which were awarded to the independent directors and vested immediately on the date of the grant, as well as 187,500 shares of performance-based stock awarded to certain executives. The performance-based stock will potentially vest 50% if the target is met, with 25% each vesting on the second and third anniversary of the grant, with 100% of the shares to be earned based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all shares awarded on the date of the grant was $1.96 per share.

In the three months ended June 30, 2019, no options were exercised. In the three months ended June 30, 2018, 84,705 options were exercised, generating proceeds to the Company of $0.5 million. In the six months ended June 30, 2019, 7,021 options were exercised, generating proceeds to the Company of less than $0.1 million. In the six months ended June 30, 2018, 231,470 options were exercised, generating proceeds to the Company of approximately $1.3 million.

At June 30, 2019, total unrecognized compensation expense related to unvested stock and options was approximately $2.7 million, which is expected to be recognized over a period of approximately two years.

15.    Commitments and Contingencies

The Company and one former and two current officers are named defendants in a class action lawsuit filed on April 11, 2019 in the United States District Court for the Southern District of Texas, Houston Division, seeking unstated compensatory damages under the federal securities laws allegedly arising from materially false and misleading statements during the period of March 13, 2018 to March 18, 2019. The complaint asserts, among other things, that the current and former officers caused the Company to overstate goodwill in certain periods; overstate accounts receivable; that the company lacked effective internal controls over financial reporting related to goodwill impairment testing and accounts receivable; and that as a result the required adjustments to goodwill and accounts receivable materially impacted the company’s financial statements causing the company’s stock price to be artificially inflated during the class period.  The Company will respond to the complaint, considers all of these allegations without merit and will vigorously contest the allegations.

In addition, from time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these or any other proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows, or financial condition

A legal matter was settled for $5.5 million during the first quarter of 2018.  Settlement amounts were recorded in Other gain from continuing operations in the Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Consolidated Balance Sheets.  As of June 30, 2019, the current portion of the notes receivable was $0.8 million and the non-current portion was $2.8 million, net of $0.4 million of unamortized discount.  Legal fees related to this matter were expensed as incurred during the respective reporting period.

As a result of charges brought in September 2015 and October 2016 by the Houston Police Department, Environmental Enforcement, two subsidiaries of the Company were indicted at the request of the Harris County, Texas District Attorney’s Office by a duly organized Grand Jury of Harris County, Texas for separate but similar violations of the Texas Water Code, allegedly arising from the handling of construction concrete at certain work sites. Specifically, in each case the Company was charged with unlawfully, intentionally or knowingly discharging a waste or pollutant and is subject to a maximum fine of $250,000. In addition, a project supervisor was also indicted in the second case. However, without admitting to fault, the Company has, in the first case, recently agreed to a diversion agreement that will result in the dismissal of all charges without prosecution upon completion of the agreement terms and payment of $15,000. More recently, the Company and its project supervisor have been offered diversion agreements in the second case that would result in dismissal of all charges against each of them upon completion of the terms of the agreements and payment by the Company of $100,000. None of these allegations nor the costs of defense, taken separately or as a whole, is expected to have a material impact on the Company’s balance sheet or its liquidity. The Company considers the first case settled and the second case without merit and thus has vigorously defend itself and its employee.

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

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Marine
Contract revenues	$89,023	$80,698	$150,510	$143,489
Operating income (loss)	9	3,642	(6,447)	9,907
Depreciation and amortization expense	(5,069)	(5,295)	(10,015)	(10,026)

Total assets	$236,917	$268,642	$236,917	$268,642
Property, plant and equipment, net	117,262	128,047	117,262	128,047

Concrete
Contract revenues	$76,962	$79,069	$158,580	$153,121
Operating (loss) income	(432)	949	(153)	1,753
Depreciation and amortization expense	(2,153)	(2,136)	(4,247)	(4,185)

Total assets	$125,872	$163,627	$125,872	$163,627
Property, plant and equipment, net	17,783	19,636	17,783	19,636

Intersegment revenues between the Company's two reportable segments for the three and six months ended June 30, 2019 were $0.2 million and $0.1 million, respectively. Intersegment revenues between the Company's two reportable segments for the three and six months ended June 30, 2018 was $2.4 million, respectively. The marine segment had foreign revenues of approximately $2.4 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, and $2.9 million and $8.3 million for the six months ended June 30, 2019 and 2018, respectively. These revenues are derived from projects in the Caribbean Basin and are paid in U.S. dollars. There was no foreign revenue for the concrete segment.

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

The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases recorded on the balance sheet consists of the following:

June 30,
Leases	2019
Assets
Operating lease right-of-use assets, net (1)	$21,510
Financing lease right-of-use assets, net (2)	8,238
Total assets	$29,748
Liabilities
Current
Operating	$5,677
Financing	2,935
Total current	8,612
Noncurrent
Operating	16,485
Financing	4,291
Total noncurrent	20,776
Total liabilities	$29,388

(1) Operating lease right-of-use assets are recorded net of accumulated amortization of $2.9 million as of June 30, 2019.
(2) Financing lease right-of-use assets are recorded net of accumulated amortization of $5.1 million as of June 30, 2019

Other information related to lease term and discount rate is as follows:

June 30,
2019
Weighted Average Remaining Lease Term
Operating leases	5.42 years
Financing leases	1.63 years
Weighted Average Discount Rate
Operating leases (1)	4.78%
Financing leases	5.34%
(1) Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows:

	Three Months Ended	Six Month Ended
	June 30, 2019	June 30, 2019
Operating lease costs:
Operating lease cost	$1,759	$3,460
Short-term lease cost (1)	87	155
Financing lease costs:
Interest on lease liabilities	97	200
Amortization of right-of-use assets	585	1,154
Total lease cost	$2.528	$4.969
(1) Excludes expenses related to leases with a lease term of one month or less.

Supplemental cash flow information related to leases is as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,417
Operating cash flows for finance leases	$200
Financing cash flows for finance leases	$1,412
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$24,437
ROU assets obtained in exchange for new financing lease liabilities	$205

Maturities of lease liabilities are summarized as follows

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$3,492	$1,749
2020	5,932	3,193
2021	4,527	3,136
2022	2,978	46
2023	2,385	42
Thereafter	6,006	7
Total future minimum lease payments	25,320	8,173
Less - amount representing interest	3,158	947
Present value of future minimum lease payments	22,162	7,226
Less - current lease obligations	5,677	2,935
Long-term lease obligations	$16,485	$4,291

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

Second quarter 2019 recap and 2019 Outlook

During the second quarter, the Company grew backlog to historical highs with a record win rate on bid markets opportunities. Results have improved quarter over quarter due to the strong backlog and execution on a number of projects within the quarter.
The Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities. The Company is also making headway on the Invest, Sale, Grow Initiative as the year progresses. Overall, the Company continues to see robust market drivers across its business and continues to expect improved results as 2019 progresses.

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

Backlog for our marine segment at June 30, 2019 was $477.0 million, as compared with $184.6 million at June 30, 2018.

Backlog for our concrete segment at June 30, 2019 was $184.0 million, as compared with $156.1 million at June 30, 2018.

Backlog on a consolidated basis at June 30, 2019 was $661.0 million, as compared with $340.7 million at June 30, 2018.

Three months ended June 30, 2019 compared with three months ended June 30, 2018

	Three months ended June 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$165,985	100.0%	$159,767	100.0%
Cost of contract revenues	151,008	91.0%	140,305	87.8%
Gross profit	14,977	9.0%	19,462	12.2%
Selling, general and administrative expenses	15,114	9.1%	14,710	9.2%
Amortization of intangible assets	658	0.4%	847	0.5%
Gain on sale of assets, net	(372)	(0.2)%	(686)	(0.4)%
Operating (loss) income from operations	(423)	(0.3)%	4,591	2.9%
Other (expense) income:
Other income	534	0.3%	476	0.3%
Interest income	94	0.1%	47	—%
Interest expense	(1,978)	(1.2)%	(1,205)	(0.8)%
Other expense, net	(1,350)	(0.8)%	(682)	(0.5)%
(Loss) income before income taxes	(1,773)	(1.1)%	3,909	2.4%
Income tax (benefit) expense	(140)	(0.1)%	1,660	1.0%
Net (loss) income	$(1,633)	(1.0)%	$2,249	1.4%

Contract Revenues. Consolidated contract revenues for the three months ended June 30, 2019 were $166.0 million as compared with $159.8 million in the prior year period, which was an increase of $6.2 million, or 3.9%. The increase was primarily attributable to execution on a number of projects in backlog in the marine segment. While overall revenues increased, we did experience a shift in the component mix of our marine segment revenue from the private sector to the public sector when comparing the 2019 period to 2018. In particular the 2019 period included a large project in our public sector that did not contribute to 2018 results. By contrast, the 2018 period included a large project in our private sector that was not replicated in the 2019 period.

Contract revenues generated from private sector customers for the marine segment represented 32.0% of segment contract revenues in the second quarter of 2019, or approximately $28.5 million as compared with $50.5 million or 62.5% for the prior year period.

Contract revenues generated from public sector customers for the marine segment represented 68.0% of segment contract revenues in the second quarter of 2019, or $60.5 million, as compared with $30.2 million or 37.5%, in the comparable prior year period.

Contract revenues in the concrete segment are primarily derived from private sector customers. Private sector customers represent $63.3 million, or 82.3%, of total contract revenues for the concrete segment in the second quarter of 2019, compared to $62.8 million, or 79.4% in the prior year period.

Gross Profit.   Gross profit was $15.0 million in the three months ended June 30, 2019, as compared with $19.5 million in the prior year period. Gross margin in the second quarter was 9.0%, as compared with 12.2% in the prior year period. Gross profit decreased primarily due to a shift in timing and mix of projects. More specifically, in the second quarter of 2018 we completed a large marine project and realized significant cost savings contributing to a strong gross margin for that period.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses in the second quarter of 2019 were $15.1 million as compared with $14.7 million in the prior year period, which was an increase of $0.4 million, or 2.8%. The increase was primarily attributable to expenses related to the Invest, Scale, and Grow initiative.

Other income, net of expense. Other expense primarily reflects interest on our borrowings. Included in interest expense in the second quarter of 2019 was $0.4 million of expense related to unamortized debt issuance costs as a result of the Sixth Amendment to the Credit Facility.

Income Tax Expense.  The Company recorded a tax benefit of $0.1 million for the three months ended June 30, 2019 and a tax expense of $1.7 million for the three months ended June 30, 2018. The Company has estimated its effective tax rate at 7.9% for the second quarter of 2019 as compared with 42.5% for the second quarter of 2018.

See Note 12 for additional discussion of the effective tax rate recorded in the second quarter of 2019.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

	Six months ended June 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$309,090	100.0%	$296,610	100.0%
Cost of contract revenues	285,031	92.2%	262,452	88.5%
Gross profit	24,059	7.8%	34,158	11.5%
Selling, general and administrative expenses	30,087	9.7%	27,751	9.4%
Amortization of intangible assets	1,318	0.4%	1,694	0.6%
Gain on sale of assets, net	(746)	(0.2)%	(1,499)	(0.5)%
Other gain from continuing operations	—	—%	(5,448)	(1.8)%
Operating (loss) income from operations	(6,600)	(2.1)%	11,660	3.9%
Other (expense) income:
Other income	557	0.3%	474	0.2%
Interest income	242	—%	47	—%
Interest expense	(3,303)	(1.1)%	(2,682)	(0.9)%
Other expense, net	(2,504)	(0.8)%	(2,161)	(0.7)%
(Loss) income before income taxes	(9,104)	(2.9)%	9,499	3.2%
Income tax expense	453	0.1%	3,149	1.1%
Net (loss) income	$(9,557)	(3.1)%	$6,350	2.1%

Contract Revenues. Consolidated contract revenues for the six months ended June 30, 2019 were $309.1 million as compared with $296.6 million in the prior year period, which was an increase of $12.5 million, or 4.2%. The increase was primarily attributable to the execution on a number of projects in backlog in the marine segment. While overall revenues increased, we did experience a shift in the component mix of our marine segment revenue from the private sector to the public sector when comparing the 2019 period to 2018. In particular the 2019 period included a large project in our public sector that did not contribute to 2018 results. By contrast, the 2018 period included a large project in our private sector that was not replicated in the 2019 period.

Contract revenues generated from private sector customers for the marine segment represented 29.2% of segment contract revenues in the first six months of 2019, or $43.9 million as compared with $83.8 million or 58.4% for the prior year period.

Contract revenues generated from public sector customers for the marine segment represented 70.8% of segment contract revenues in the first six months of 2019, or approximately $106.6 million, as compared with $59.7 million or 41.6%, in the comparable prior year period.

Contract revenues in the concrete segment are primarily derived from private sector customers. Private sector customers represent $132.2 million, or 83.4%, of total contract revenues for the concrete segment in the first six months of 2019, compared to $121.7 million, or 79.5% in the prior year period.

Gross Profit.   Gross profit was $24.1 million in the six months ended June 30, 2019, as compared with $34.2 million in the prior year period. Gross margin for the first six months was 7.8%, as compared with 11.5% in the prior year period. Gross profit decreased primarily due to a shift in timing and mix of projects. More specifically, in the second quarter of 2018 we completed a large marine project and realized significant cost savings contributing to a strong gross margin for that period.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses for the first six months of 2019 were $30.1 million as compared with $27.8 million in the prior year period, which was an increase of $2.3 million, or 8.4%. The increase was primarily attributable to expenses related to the Invest, Scale, and Grow initiative.

Other income, net of expense. Other expense primarily reflects interest on our borrowings. Included in interest expense in the second quarter of 2019 was $0.4 million of expense related to unamortized debt issuance costs as a result of the Sixth Amendment to the Credit Facility.

Income Tax Expense.  The Company recorded a tax expense of $0.5 million for the six months ended June 30, 2019 and a tax expense of $3.1 million for the six months ended June 30, 2018. The Company has estimated its effective tax rate at (5.0)% for the first six months of 2019 as compared with 33.1% for the first six months of 2018.

See Note 12 for additional discussion of the effective tax rate recorded in the first six months of 2019.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues:

Three months ended June 30, 2019 compared with three months ended June 30, 2018

	Three months ended June 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Segment	$89,023	53.6%	$80,698	50.5%
Concrete Segment	76,962	46.4%	79,069	49.5%
Total	$165,985	100.0%	$159,767	100.0%

Operating income (loss)
Marine Segment	$9	—%	$3,642	4.5%
Concrete Segment	(432)	(0.6)%	949	1.2%
Total	$(423)		$4,591

Marine Segment

Revenues for the marine segment for the three months ended June 30, 2019 were $89.0 million compared to $80.7 million for the three months ended June 30, 2018, an increase of $8.3 million, or 10.3%. The increase is primarily attributable to the execution on a number of projects in backlog.

Operating income for the marine segment for the three months ended June 30, 2019 was less than $0.1 million, compared to $3.6 million in operating income for the three months ended June 30, 2018, a decrease of $3.6 million. The decrease is primarily due to a shift in timing and mix of projects. As a percentage of revenues, operating loss for our marine segment was 0.0% for the three months ended June 30, 2019 compared to 4.5% of operating income for the three months ended June 30, 2018.

Concrete Segment

Revenues for our concrete segment for the three months ended June 30, 2019 were $77.0 million compared to $79.1 million for the three months ended June 30, 2018, a decrease of $2.1 million, or 2.7%. This decrease in revenue was primarily due to timing and mix of projects.

Operating loss for our concrete segment for the three months ended June 30, 2019 was $0.4 million, compared to $0.9 million of operating income for the three months ended June 30, 2018, a decrease of $1.3 million. The shift from profitability to a reported loss was primarily driven by timing and mix of projects. As a percentage of revenues, operating loss for our concrete segment was 0.6% for the three months ended June 30, 2019 compared to operating income of 1.2% for the three months ended June 30, 2018.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

	Six months ended June 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine Segment	$150,510	48.7%	$143,489	48.4%
Concrete Segment	158,580	51.3%	153,121	51.6%
Total	$309,090	100.0%	$296,610	100.0%

Operating income (loss)
Marine Segment	$(6,447)	(4.3)%	$9,907	6.9%
Concrete Segment	(153)	(0.1)%	1,753	1.1%
Total	$(6,600)		$11,660

Marine Segment

Revenues for the marine segment for the six months ended June 30, 2019 were $150.5 million compared to $143.5 million for the six months ended June 30, 2018, an increase of $7.0 million, or 4.9%. The increase is primarily attributable to the execution on a number of projects in backlog.

Operating loss for the marine segment for the six months ended June 30, 2019 was $6.4 million compared to $9.9 million in operating income for the six months ended June 30, 2018, a decrease of $16.3 million. The decrease is primarily due to a shift in timing and mix of projects. Additionally, the Company recognized a $5.4 million gain on the settlement of a legal matter in the first quarter of 2018. As a percentage of revenues, operating loss for our marine segment was 4.3% for the six months ended June 30, 2019 compared to 6.9% of operating income for the six months ended June 30, 2018.

Concrete Segment

Revenues for our concrete segment for the six months ended June 30, 2019 were $158.6 million compared to $153.1 million for the six months ended June 30, 2018, an increase of $5.5 million, or 3.6%. This increase in revenue was primarily due to timing and mix of projects.

Operating loss for our concrete segment for the six months ended June 30, 2019 was less than $0.1 million, compared to operating income of $1.8 million for the six months ended June 30, 2018, a decrease of $1.9 million. The decrease was primarily driven by timing and mix of projects. As a percentage of revenues, operating loss for our concrete segment was 0.1% for the six months ended June 30, 2019 compared to operating income of 1.1% for the six months ended June 30, 2018.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At June 30, 2019, our working capital was $44.6 million, as compared with $50.8 million at December 31, 2018. Working capital at June 30, 2019 was reduced $5.7 million as a result of the implementation of ASC 842 which brought operating lease liabilities on to the balance sheet. As of June 30, 2019, we had cash on hand of $2.8 million. Our borrowing capacity at June 30, 2019 was approximately $20.6 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months.  We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cash flows provided by (used in) operating activities	$846	$(6,108)	$(1,082)	$4,509
Cash flows used in investing activities	$(1,378)	$(6,920)	$(5,141)	$(9,863)
Cash flows provided by financing activities	$666	$10,108	$298	$2,549

Capital expenditures (included in investing activities above)	$(4,256)	$(7,565)	$(8,118)	$(11,911)

Operating Activities. In the three months ended June 30, 2019, the Company's operations provided approximately $0.8 million of net cash, as compared with cash used in operations in the prior year period of approximately $6.1 million. The increase in cash between periods of $7.0 million was primarily attributable to a $2.8 million increase in non-cash items in the current year period as compared to the prior year period and an increase of $8.1 million of changes in working capital primarily driven by net increase in billings in excess of costs and estimated earnings, partially offset by an increase in accounts receivable and the $3.9 million decrease in net income in the current year period as compared to the prior year period.

In the six months ended June 30, 2019, the Company's operations used approximately $1.1 million of net cash, as compared with cash provided by operations in the prior year period of approximately $4.5 million. The decrease in cash between periods of $5.6 million was primarily attributable to the $15.9 million decrease in net income, partially offset by a $7.9 million increase in non-cash items in the current year period as compared to the prior year period and an increase of $2.4 million of changes in working capital primarily driven by an increase in accounts receivable, partially offset by a net increase in billings in excess of costs and estimated earnings in the current year period as compared to the prior year period.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $4.3 million in the three months ended June 30, 2019, as compared with $7.6 million in the comparable prior year period.

Capital asset additions and betterments to our fleet were $8.1 million in the six months ended June 30, 2019, as compared with $11.9 million in the comparable prior year period. The decrease is primarily a result of timing of purchase of capital assets. The Company is on track to meet its projected capital expenditures budget for the current fiscal year.

Financing Activities. In the three months ended June 30, 2019, there were $21.0 million in draws on our revolving line of credit. We repaid $18.0 million on the revolver, as well as made our regularly scheduled debt payment on the term loan of $0.8 million for a total of $18.8 million in debt payments. In the comparable prior year period, there were $13.0 million in draws on our revolving line of credit. Additionally, we made our regularly scheduled debt payment on the term loan of $3.4 million.

In the six months ended June 30, 2019, there were $32.0 million in draws on our revolving line of credit. We repaid $28.0 million on the revolver, as well as made our regularly scheduled debt payments on the term loan of $1.5 million for a total of $29.5 million in debt payments. In the comparable prior year period, there were $13.0 million in draws on our revolving line of credit. Additionally we repaid $5.0 million on the revolver, as well as made our regularly scheduled debt payments on the term loan of $6.8 million for a total of $11.8 million in debt payments.

Sources of Capital

The Company entered into an amended syndicated credit agreement (the "Credit Agreement" also known as the "Fourth Amendment") on July 31, 2018, with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents: Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Baking and Trust Company. The primary purpose of the Credit Agreement was to provide the Company with greater flexibility as it provides for the calculation of Adjusted EBITDA that adds back various project specific costs. Additionally, the Company executed the Fifth Amendment during March 2019, which was made effective as of December 31, 2018, and executed the Sixth Amendment during May 2019.

The Credit Agreement, which may be amended from time to time, provides for borrowings under a revolving line of credit and a term loan (together, the “Credit Facility”). The Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Interest is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin).  Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. Principal balances drawn under the Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.  Amounts repaid under the revolving line of credit may be re-borrowed. The Credit Facility matures on July 31, 2023.

See Note 11 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company's Debt.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:
-Fiscal Quarter Ended June 30, 2019 - waived;
-Fiscal Quarter Ended September 30, 2019 - waived;
-Fiscal Quarter Ending December 31, 2019 and each Fiscal Quarter thereafter, to not be less than 1.25 to 1.00.

•	A consolidated Leverage Ratio to not exceed the following during each noted period:
-Fiscal Quarter Ending June 30, 2019, to not exceed 9.50 to 1.00;
-Fiscal Quarter Ending September 30, 2019, to not exceed 6.25 to 1.00;
-Fiscal Quarter Ending December 31, 2019, to not exceed 4.00 to 1.00;
-Fiscal Quarter Ending March 31, 2020 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

•	A consolidated Adjusted EBITDA to not be less than the following during each noted period:
-Fiscal Quarter Ending June 30, 2019, for such Fiscal Quarter and the Fiscal Quarter ended March 31, 2019, on a collective basis, to not be less than $4.5 million;
- Fiscal Quarter Ending September 30, 2019, for such Fiscal Quarter and the Fiscal Quarters ended June 30, 2019 and March 31, 2019, on a collective basis, to not be less than $9.9 million;
- Fiscal Quarter Ending December 31, 2019, for such Fiscal Quarter and the Fiscal Quarters ended September 30, 2019, June 30, 2019 and March 31, 2019, on a collective basis, to not be less than $21.7 million.

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

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered a sixth receive-variable, pay-fixed interest rate swaps to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 will hedge the variability in the interest payments on 50% of the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on June 30, 2023. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of June 30, 2019 is approximately $1.1 million, which is reflected in the balance sheet as a liability in Other non-current liabilities on the Consolidated Balance Sheets. The fair market value of the swaps as of June 30, 2019 is $(1.1) million. See Note 8 for more information regarding the fair value of the Company's derivative instruments.

Bonding Capacity

We are generally required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At June 30, 2019, the capacity under our current bonding arrangement was at least $500 million, with approximately $300 million of projects being bonded.  We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk
At June 30, 2019, we had $83.0 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three month period of 5.79%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

Item 4.                      Controls and Procedures

•
Evaluation of Disclosure Controls and Procedures.  As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2019.

•
Changes in Internal Controls.  As of January 1, 2019 , we implemented new controls related to the adoption of Accounting Standards Codification Topic 842, Leases, and the related Accounting Standards Updates (“Topic 842”). There were no other changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of equity securities in the period ended June 30, 2019.

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

ORION GROUP HOLDINGS, INC.

By:	/s/ Mark R. Stauffer
August 2, 2019	Mark R. Stauffer
President and Chief Executive Officer

By:	/s/ Robert L. Tabb
August 2, 2019	Robert L. Tabb
Vice President and Chief Financial Officer