Form 10-Q
period 2019-09-30
Orion Group Holdings Inc
filed 2019-11-01
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_________

Commission File Number:  1‑33891

ORION GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26‑0097459
(State of incorporation)	(I.R.S. Employer Identification Number)

12000 Aerospace Avenue, Suite 300
Houston, TX 77034

(Address of principal executive offices, including zip code)

713‑852‑6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 Par Value Per Share	ORN	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes ◻No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑Yes ◻No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☑

Non-accelerated filer	◻	Smaller reporting company	☑

		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ◻    No ☑

As of November 1,  2019, 29,550,353 shares of the registrant’s common stock, $0.01 par value, were outstanding.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10‑Q for the period ended September 30, 2019

Part I - Financial Information

Item 1 Financial Statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,350	$8,684
Accounts receivable:
Trade, net of allowance of $4,280 and $4,280, respectively	97,857	77,641
Retainage	44,236	30,734
Other current	3,207	4,257
Income taxes receivable	797	467
Inventory	1,124	1,056
Costs and estimated earnings in excess of billings on uncompleted contracts	38,280	9,217
Prepaid expenses and other	3,337	5,000
Total current assets	190,188	137,056
Property and equipment, net of depreciation	134,056	148,003
Operating lease right-of-use assets, net of amortization	19,602	—
Financing lease right-of-use assets, net of amortization	7,683	—
Inventory, non-current	7,220	7,598
Intangible assets, net of amortization	12,807	14,787
Other non-current	5,551	5,426
Total assets	$377,107	$312,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$3,298	$2,946
Accounts payable:
Trade	55,271	42,023
Retainage	631	736
Accrued liabilities	17,226	18,840
Income taxes payable	755	—
Billings in excess of costs and estimated earnings on uncompleted contracts	49,012	21,761
Current portion of operating lease liabilities	5,408	—
Current portion of financing lease liabilities	2,909	—
Total current liabilities	134,510	86,306
Long-term debt, net of debt issuance costs	65,148	76,119
Operating lease liabilities	14,817	—
Financing lease liabilities	3,609	—
Other long-term liabilities	20,484	8,759
Deferred income taxes	93	49
Interest rate swap liability	1,270	52
Total liabilities	239,931	171,285
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 30,261,584 and 29,611,989 issued; 29,550,353 and 28,900,758 outstanding at September 30, 2019 and December 31, 2018, respectively	303	296
Treasury stock, 711,231 shares, at cost, as of September 30, 2019 and December 31, 2018, respectively	(6,540)	(6,540)
Other comprehensive loss	(1,270)	(52)
Additional paid-in capital	182,062	179,742
Retained loss	(37,379)	(31,861)
Total stockholders’ equity	137,176	141,585
Total liabilities and stockholders’ equity	$377,107	$312,870

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Contract revenues	$199,507	$125,073	$508,597	$421,682
Costs of contract revenues	178,614	120,247	463,645	382,699
Gross profit	20,893	4,826	44,952	38,983
Selling, general and administrative expenses	14,590	12,412	44,677	40,163
Amortization of intangible assets	662	847	1,980	2,541
Gain on sale of assets, net	(451)	(1,028)	(1,197)	(2,527)
Other gain from continuing operations	—	—	—	(5,448)
Operating income (loss)	6,092	(7,405)	(508)	4,254
Other (expense) income:
Other income	17	1,143	574	1,617
Interest income	75	52	317	100
Interest expense	(1,678)	(3,217)	(4,981)	(5,899)
Other expense, net	(1,586)	(2,022)	(4,090)	(4,182)
Income (loss) before income taxes	4,506	(9,427)	(4,598)	72
Income tax expense (benefit)	467	(3,071)	920	78
Net income (loss)	$4,039	$(6,356)	$(5,518)	$(6)

Basic income (loss) per share	$0.14	$(0.22)	$(0.19)	$—
Diluted income (loss) per share	$0.14	$(0.22)	$(0.19)	$—
Shares used to compute income (loss) per share:
Basic	29,544,288	28,490,530	29,240,979	28,421,850
Diluted	29,547,185	28,490,530	29,240,979	28,421,850

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$4,039	$(6,356)	$(5,518)	$(6)
Change in fair value of cash flow hedge, net of tax benefit of $55 and $280 for the three and nine months ended September 30, 2019, respectively and net of tax expense of $14 and $138 for the three and nine months ended September 30, 2018, respectively	(148)	37	(938)	383
Total comprehensive (loss) income	$3,891	$(6,319)	$(6,456)	$377

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Information)

(Unaudited)

	Common		Treasury		Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total
Balance, December 31, 2018	29,611,989	$296	(711,231)	$(6,540)	$(52)	$179,742	$(31,861)	$141,585
Stock-based compensation	—	—	—	—	—	664	—	664
Exercise of stock options	7,021	—	—	—	—	35	—	35
Issuance of restricted stock	185,204	1	—	—	—	(1)	—	—
Cash flow hedge, net of tax	—	—	—	—	(284)	—	—	(284)
Forfeiture of restricted stock	(18,207)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,924)	(7,924)
Balance, March 31, 2019	29,786,007	$297	(711,231)	$(6,540)	$(336)	$180,440	$(39,785)	$134,076
Stock-based compensation	—	—	—	—	—	1,064	—	1,064
Issuance of restricted stock	479,590	6	—	—	—	(6)	—	—
Cash flow hedge, net of tax	—	—	—	—	(758)	—	—	(758)
Forfeiture of restricted stock	(50,513)	(1)	—	—	—	1	—	—
Net loss	—	—	—	—	—	—	(1,633)	(1,633)
Balance, June 30, 2019	30,215,084	$302	(711,231)	$(6,540)	$(1,094)	$181,499	$(41,418)	$132,749
Stock-based compensation	—	—	—	—	—	564	—	564
Issuance of restricted stock	46,500	1	—	—	—	(1)	—	—
Cash flow hedge, net of tax	—	—	—	—	(176)	—	—	(176)
Forfeiture of restricted stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	4,039	4,039
Balance, September 30, 2019	30,261,584	$303	(711,231)	$(6,540)	$(1,270)	$182,062	$(37,379)	$137,176

	Common		Treasury		Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total
Balance, December 31, 2017	28,860,961	$288	(711,231)	$(6,540)	$(26)	$174,697	$62,847	$231,266
Adoption of ASC 606 (Note 2)	—	—	—	—	—	—	(286)	(286)
Stock-based compensation	—	—	—	—	—	334	—	334
Exercise of stock options	146,765	2	—	—	—	814	—	816
Cash flow hedge, net of tax	—	—	—	—	269	—	—	269
Net income	—	—	—	—	—	—	4,101	4,101
Balance, March 31, 2018	29,007,726	$290	(711,231)	$(6,540)	$243	$175,845	$66,662	$236,500
Stock-based compensation	—	—	—	—	—	817	—	817
Exercise of stock options	84,705	—	—	—	—	483	—	483
Issuance of restricted stock	331,095	3	—	—	—	(3)	—	—
Cash flow hedge, net of tax	—	—	—	—	77	—	—	77
Forfeiture of restricted stock	(1,094)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	2,249	2,249
Balance, June 30, 2018	29,422,432	$293	(711,231)	$(6,540)	$320	$177,142	$68,911	$240,126
Stock-based compensation	—	—	—	—	—	559	—	559
Exercise of stock options	256,833	3	—	—	—	1,513	—	1,516
Issuance of restricted stock	2,769	—	—	—	—	—	—	—
Cash flow hedge, net of tax	—	—	—	—	37	—	—	37
Forfeiture of restricted stock	(4,191)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(6,356)	(6,356)
Balance, September 30, 2018	29,677,843	$296	(711,231)	$(6,540)	$357	$179,214	$62,555	$235,882

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,518)	$(6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,609	21,134
Amortization of ROU operating leases	4,145	—
Amortization of ROU finance leases	1,733	—
Unamortized debt issuance costs upon debt modification	399	2,164
Amortization of deferred debt issuance costs	312	676
Deferred income taxes	44	(561)
Stock-based compensation	2,292	1,710
Gain on sale of property and equipment	(1,197)	(2,527)
Other gain from continuing operations	—	(5,448)
Change in operating assets and liabilities:
Accounts receivable	(35,242)	11,036
Notes receivable	415	—
Income tax receivable	(330)	(56)
Inventory	310	763
Prepaid expenses and other	1,674	3,410
Costs and estimated earnings in excess of billings on uncompleted contracts	(29,063)	(11,405)
Accounts payable	13,702	(14,266)
Accrued liabilities	1,245	(1,925)
Operating lease liabilities	(4,434)	—
Income tax payable	755	(256)
Billings in excess of costs and estimated earnings on uncompleted contracts	27,252	(9,395)
Other	—	(287)
Net cash used in operating activities	(1,897)	(5,239)
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,363	2,320
Purchase of property and equipment	(13,035)	(15,043)
Contributions to CSV life insurance	(550)	(424)
Proceeds from return of investment	—	94
Insurance claim proceeds related to property and equipment	2,574	1,346
Net cash used in investing activities	(9,648)	(11,707)
Cash flows from financing activities:
Borrowings from Credit Facility	49,000	29,861
Payments made on borrowings from Credit Facility	(59,460)	(21,361)
Proceeds from sale-leaseback arrangement	18,210	—
Loan costs from Credit Facility	(1,430)	(861)
Payments of finance lease liabilities	(2,144)	—
Exercise of stock options	35	2,815
Net cash provided by financing activities	4,211	10,454
Net change in cash and cash equivalents	(7,334)	(6,492)
Cash and cash equivalents at beginning of period	8,684	9,086
Cash and cash equivalents at end of period	$1,350	$2,594
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,202	$2,994
Taxes, net of refunds	$444	$472

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular Amounts in thousands, Except for Share and per Share Amounts)

(Unaudited)

1.Description of Business and Basis of Presentation

Description of Business

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the “Company”), provide a broad range of specialty construction services in the infrastructure, industrial, and building sectors of the continental United States, Alaska and the Caribbean Basin. The Company’s marine segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services. Its concrete segment services the building sector by providing turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial, structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

The tools used by the chief operating decision maker (“CODM”) to allocate resources and assess performance are based on two reportable and operating segments: marine, which operates under the Orion Marine Group brand and logo, and concrete, which operates under the TAS Commercial Concrete (“TAS”) brand and logo.

Although the Company describes the business in this report in terms of the services the Company provides, its base of customers and the areas in which it operates, the Company has determined that its operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

In making this determination, the Company considered the similar economic characteristics of its operations that comprise its marine segment. For the marine segment, the methods used, and the internal processes employed, to deliver marine construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment has the same customers with similar funding drivers, and it complies with regulatory environments driven through Federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency and U.S. Occupational Safety and Health Administration (“OSHA”), among others. Additionally, the segment is driven by macro-economic considerations including the level of import/export seaborne transportation, development of energy-related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across the segment.

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

Basis of Presentation

The accompanying consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10‑Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this report should also read the Company’s consolidated financial statements and the notes thereto included in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 (“2018 Form 10‑K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in its 2018 Form 10‑K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation in the Company’s condensed consolidated statement of operations. As part of the Company’s Invest, Scale and Grow (“ISG”) initiative it realigned its project management personnel within the operating groups for the combined company. As a result of the realignment, beginning in the second quarter of 2019, the Company has elected to classify certain project management costs in Cost of contract revenue in its Consolidated Statements of Operations (the “Statements of Operations”) to better represent how those costs are managed and controlled. For periods reported prior to the second quarter of 2019, certain project management costs were included in Selling, general and administrative (“SG&A”) expenses. The Company’s SG&A expense for 2019 included project management costs of $1.1 million incurred in the first quarter of 2019, and SG&A expense for 2018 and 2017 included project management costs of $4.9 million and $4.7 million, respectively.

2.Summary of Significant Accounting Principles

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of  revenues and expenses during the reporting period. Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates. Please refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2018 Form 10‑K for a discussion of other significant estimates and assumptions affecting its consolidated financial statements which are not discussed below.

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition from construction contracts;
•	Accounts receivable and allowance for doubtful accounts;
•	Property, plant and equipment;
•	Leases;
•	Finite and infinite-lived intangible assets, testing for indicators of impairment;
•	Stock-based compensation;
•	Income taxes; and
•	Self-insurance

Revenue Recognition

The Company adopted ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018, using the modified retrospective method. The Company recognized the cumulative effect of initially adopting Topic 606 guidance as an adjustment to the beginning balance of retained earnings. Contracts with customers that were not substantially complete in both the Company’s marine and concrete segments were evaluated in order to determine the impact as of the date of adoption.

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

Performance obligations are promises in a contract to transfer distinct goods or services to the customer and are the unit of account under Topic 606. The Company’s contracts and related change orders typically represent a single performance obligation because the Company provides a significant integrated service and individual goods and services are not separately identifiable. Revenue is recognized over time because control is continuously transferred to the customer. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the stand-alone selling price of each distinct good or service. Progress is measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Upfront costs, such as costs to mobilize personnel and equipment prior to satisfying a performance obligation are capitalized and amortized over the contract performance period.

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

Contract assets and liabilities include the following:

•	Accounts Receivable: Trade, net of allowance - Represent amounts billed and currently due from customers and are stated at their estimated net realizable value.
•

Accounts Receivable: Retainage - Represent amounts which have not been billed to or paid by customers due to retainage provisions in construction contracts, which amounts generally become payable upon contract completion and acceptance by the customer.

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

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed, or is partially completed and excludes unexercised contract options and potential orders. As of September 30, 2019, the aggregate amount of the remaining performance obligations was approximately $630.5 million. Of this amount, the Company expects to recognize $532.4 million, or 84%, in the next 12 months and the remaining balance thereafter.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at September 30, 2019 and December 31, 2018 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of September 30, 2019 and December 31, 2018. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of September 30, 2019 and December 31, 2018, the Company has recorded an allowance for doubtful accounts of $4.3 million.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at September 30, 2019 totaled $44.2 million, of which $10.6 million is expected to be collected beyond September 30, 2020. Retainage at December 31, 2018 totaled $30.7 million.

The Company negotiates change orders and claims with its customers. Unsuccessful negotiations of claims could result in a change to contract revenue that is less than amounts previously recorded, which could result in the recording of a loss in the amount of the shortfall. Successful claims negotiations could result in the recovery of previously recorded losses. Significant losses on receivables could adversely affect the Company’s financial position, results of operations and overall liquidity.

Advertising Costs

The Company primarily obtains contracts through an open bid process, and therefore advertising costs are not a significant component of expense. Advertising costs are expensed as incurred.

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of September 30, 2019 and December 31, 2018.

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

The Company generally applies fair value valuation techniques on a non-recurring basis associated with (1) valuing assets and liabilities acquired in connection with business combinations and other transactions; (2) valuing potential impairment loss related to long-lived assets; and (3) valuing potential impairment loss related to infinite-lived intangible assets.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of September 30, 2019 and December 31, 2018.

Intangible Assets

Intangible assets that have finite lives are amortized. In addition, the Company evaluates the remaining useful life of intangible assets in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization. If the estimate of an intangible asset’s remaining life is changed, the remaining carrying value of such asset is amortized prospectively over that revised remaining useful life. Intangible assets that have infinite lives are not amortized, but are subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset may be impaired.

The Company has one infinite-lived intangible asset, a trade name, which is tested for impairment annually on October 31, or whenever events or circumstances indicate that the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name’s carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property, it does not have to “rent” the asset and is, therefore, “relieved” from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740 Income Taxes which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its consolidated tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates.

Insurance Coverage

The Company maintains insurance coverage for its business and operations. Insurance related to property, equipment, automobile, general liability, and a portion of workers’ compensation is provided through traditional policies, subject to a deductible or deductibles. A portion of the Company’s workers’ compensation exposure is covered through a mutual association, which is subject to supplemental calls.

The marine segment maintains five levels of excess loss insurance coverage, totaling $200 million in excess of primary coverage. The marine segment’s excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million. The concrete segment maintains five levels of excess loss insurance coverage, totaling $200 million in excess of primary coverage. The concrete segment’s excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted.

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

Separately, the Company’s marine segment employee health care is paid for by general assets of the Company and currently administered by a third party. The administrator has purchased appropriate stop-loss coverage. Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss. Actual claims may vary from estimates. Any adjustments to such reserves are included in the consolidated results of operations in the period in which they become known. The Company’s concrete segment employee health care is provided through two policies. A fully funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, is expected to receive a partial refund after the policy expiration.

The accrued liability for insurance includes incurred but not reported claims of $3.9 million and $5.7 million at September 30, 2019 and December 31, 2018, respectively.

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016‑02, Leases (Topic 842), which requires all lessees to recognize as balance sheet items right-of-use (“ROU”) assets and lease liabilities, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The standard also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new standard on January 1, 2019, on a prospective basis, forgoing comparative reporting. The Company elected to utilize the transition guidance within the new standard, which allows the Company to carryforward the historical lease classification. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the standard resulted in the recording of additional net ROU operating lease assets of approximately $23.3 million and lease liabilities for operating leases of approximately $24.0 million on the Consolidated Balance Sheets as of January 1, 2019. The adoption of this guidance did not have an impact on net income. See Note 18 for more information regarding leases.

3.Revenue

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenue by service line for the marine and concrete segments:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Marine Segment
Construction	$72,609	$46,113	$163,426	$141,348
Dredging	29,404	13,053	82,762	53,536
Specialty Services	5,391	4,313	11,726	12,083
Marine segment contract revenues	$107,404	$63,479	$257,914	$206,967

Concrete Segment
Structural	$13,439	$13,054	$37,595	$47,166
Light Commercial	78,587	48,458	212,958	167,140
Other	77	82	130	409
Concrete segment contract revenues	$92,103	$61,594	$250,683	$214,715

Total contract revenues	$199,507	$125,073	$508,597	$421,682

The Company has determined that it has two reportable segments pursuant to FASB AC Topic 280, Segment Reporting, but has disaggregated its contract revenues in the above chart in terms of services provided within such segments. In making this determination, the Company considered the similar characteristics of its operations as discussed in Note 1. Additionally, as discussed, both the marine and concrete segments have limited contracts with multiple performance obligations. The Company’s contracts often combine multiple services, such as engineering, dredging, diving and construction, into one distinct finished product which is transferred to the customer. These contracts are often estimated and bid as one project and evaluated as to performance as one project, not by individual services performed by each. Both the marine and concrete segments have a single chief operating decision maker (“CODM”) for the entire segment, not by service lines of the segments. Resources are allocated by segment and financial and budgetary information is compiled and reviewed by segment, not service line.

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

Concrete Segment

Structural services include elevated concrete pouring for products such as columns, elevated beams and structural walls. Light commercial services include horizontally poured concrete for products such as sidewalks, ramps, tilt walls and trenches. Other services comprise labor related to concrete pouring such as rebar installation and pumping services and typically support the Company’s structural and light commercial services.

4.Concentration of Risk and Enterprise-Wide Disclosures

In both reportable segments accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner.

The table below presents the concentrations of current receivables (trade and retainage) at September 30, 2019 and  December 31, 2018, respectively:

	September 30, 2019		December 31, 2018
Federal Government	$595	1%	$2,319	2%
State Governments	4,279	3%	916	1%
Local Governments	40,006	28%	30,187	28%
Private Companies	97,213	68%	74,953	69%
Total receivables	$142,093	100%	$108,375	100%

At September 30, 2019 and December 31, 2018, no single customer accounted for more than 10% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2019	%	2018	%	2019	%	2018	%
Federal Government	$13,564	7%	$18,072	15%	$36,142	7%	$47,170	11%
State Governments	19,872	10%	7,674	6%	34,213	7%	25,947	6%
Local Government	54,654	27%	25,546	20%	150,683	30%	69,298	17%
Private Companies	111,417	56%	73,781	59%	287,559	57%	279,267	66%
Total contract revenues	$199,507	100%	$125,073	100%	$508,597	100%	$421,682	100%

In the three months ended September 30, 2019 and September 30, 2018, no single customer accounted for more than 10% of total contract revenues. Additionally, in the nine months ended September 30, 2019 and September 30, 2018, no single customer accounted for more than 10% of total contract revenues.

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

5.Contracts in Progress

Contracts in progress are as follows at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Costs incurred on uncompleted contracts	$766,399	$461,144
Estimated earnings	137,592	73,170
	903,991	534,314
Less: Billings to date	(914,723)	(546,858)
	$(10,732)	$(12,544)
Included in the accompanying Consolidated Balance Sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,280	$9,217
Billings in excess of costs and estimated earnings on uncompleted contracts	(49,012)	(21,761)
	$(10,732)	$(12,544)

As of September 30, 2019 and December 31, 2018, included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $1.0 million and $1.1 million, respectively, related to claims and unapproved change orders.

6.Property and Equipment

The following is a summary of property and equipment at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Automobiles and trucks	$1,752	$1,709
Building and improvements	43,831	43,628
Construction equipment	151,267	161,113
Vessels and other equipment	84,228	90,217
Office equipment	8,262	8,061
	289,340	304,728
Less: Accumulated depreciation	(193,235)	(195,373)
Net book value of depreciable assets	96,105	109,355
Construction in progress	2,088	2,785
Land	35,863	35,863
	$134,056	$148,003

For the three months ended September 30, 2019 and 2018, depreciation expense was $5.8 million and $6.1 million, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expense was $17.6 million and $18.6 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations.

Substantially all of the Company’s long-lived assets are located in the United States.

Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

See Note 2 to the Company’s consolidated financial statements for further discussion of property and equipment.

7.Inventory

Current inventory at September 30, 2019 and December 31, 2018, of $1.1 million consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at September 30, 2019 and December 31, 2018 of $7.2 million and $7.6 million, respectively, consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company’s assets to reduce equipment downtime.

8.Fair Value

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

The Company classifies financial assets and liabilities into the following three levels based on the inputs used to measure fair value in the order of priority indicated:

•	Level 1‑ fair values are based on observable inputs such as quoted prices in active markets for identical assets or liabilities;
•

Level 2 - fair values are based on pricing inputs other than quoted prices in active markets for identical assets and liabilities and are either directly or indirectly observable as of the measurement date; and

•	Level 3‑ fair values are based on unobservable inputs in which little or no market data exists.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value requires judgment and may affect the placement of assets and liabilities within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
September 30, 2019
Assets:
Cash surrender value of life insurance policy	$2,543	—	2,543	—
Liabilities:
Derivatives	$1,270	—	1,270	—
December 31, 2018
Assets:
Cash surrender value of life insurance policy	$1,993	—	1,993	—
Liabilities:
Derivatives	$79	—	79	—

The Company’s derivatives, which are comprised of interest rate swaps, are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves that are necessary to reflect the probability of default by it or the counterparty. These derivatives are classified as a Level 2 measurement within the fair value hierarchy. See Note 11 for additional information on the Company’s derivative instrument.

The Company’s concrete segment has life insurance policies with a combined face value of $11.1 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the “Other non-current” asset section in the Consolidated Balance Sheets.

Non-Recurring Fair Value Measurements

The Company generally applies fair value valuation techniques on a non-recurring basis associated with (1) valuing assets and liabilities acquired in connection with business combinations and other transactions; (2) valuing potential impairment loss related to long-lived assets; and (3) valuing potential impairment loss related to the infinite-lived intangible asset.

Other Fair Value Measurements

The fair value of the Company’s debt at September 30, 2019 and December 31, 2018 approximated its carrying value of $70.0 million and $80.5 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity.  If the Company’s debt was measured at fair value, it would have been classified as a Level 2 measurement in the fair value hierarchy.

9.Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended September 30, 2019 and December 31, 2018, respectively:

	September 30,	December 31,
	2019	2018
Beginning balance, January 1	$—	$69,483
Impairments	—	(69,483)
Ending balance	$—	$—

In the fourth quarter of 2018, the Company’s annual goodwill impairment test indicated that its goodwill was fully impaired, primarily due to a decline in the Company’s market capitalization and as a result it incurred a goodwill impairment charge of $69.5 million with $33.8 million related to the Marine segment and $35.7 million related to the Concrete segment.

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	September 30,	December 31,
	2019	2018
Finite-lived intangible assets, January 1	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	35,240	35,240

Accumulated amortization, January 1	$(27,345)	$(23,956)
Current year amortization	(1,980)	(3,389)
Total accumulated amortization	(29,325)	(27,345)

Net finite-lived intangible assets, end of period	$5,915	7,895
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$12,807	$14,787

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and included customer relationships. Customer relationships were valued at approximately $18.1 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed.  For the nine months ended September 30, 2019, $2.0 million of amortization expense was recognized for these assets.

The Company has one infinite-lived intangible asset, as described in Note 2. At September 30, 2019 no indicators of impairment existed

Future expense remaining related to the finite-lived intangibles of approximately $5.9 million will be amortized as follows:

2019	660
2020	2,069
2021	1,521
2022	1,239
2023	389
Thereafter	37
$5,915

10.Accrued Liabilities

Accrued liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Accrued salaries, wages and benefits	$7,567	$6,492
Accrual for insurance liabilities	3,936	5,680
Sales taxes	2,785	2,178
Property taxes	1,705	924
Sale-leaseback arrangement	593	—
Accounting and audit fees	207	—
Interest	59	—
Capital lease liability (1)	—	3,045
Other accrued expenses	374	521
Total accrued liabilities	$17,226	$18,840

(1)	December 31, 2018 balance relates to capital leases accounted for under ASC 840 and prior to the adoption of Topic 842 as of January 1, 2019.

11.Long-term Debt, Line of Credit and Derivatives

The Company entered into an amended syndicated credit agreement (the “Credit Agreement” also known as the “Fourth Amendment”) on July 31, 2018 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents:  Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Banking and Trust Company.

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

Total debt issuance costs for the Fourth Amendment, which included underwriter fees, legal fees and syndication fees were approximately $0.9 million and were capitalized as non-current deferred charges and amortized using the effective interest rate method over the duration of the loan. Additionally, the Company executed the Fifth Amendment during March 2019, which was made effective as of December 31, 2018, and executed the Sixth Amendment during May 2019. The Company incurred additional debt issuance costs of approximately $0.6 million and $0.9 million respectively for the Fifth and Sixth Amendments. With the execution of the aforementioned Sixth Amendment, $50.0 million of the existing revolving line of credit was modified and accounted for under guidelines of ASC 470‑50, Debt, Modifications and Extinguishments, and a pro-rated portion of unamortized debt issuance costs of approximately $0.4 million was recognized as interest expense as of May 2019. The remaining debt issuance costs of approximately $0.9 million related to the Fourth, Fifth, and Sixth Amendments will be amortized over the duration of the loan.

The quarterly weighted average interest rate for the Credit Facility as of September 30, 2019 was 5.86%.

The Company’s obligations under debt arrangements consisted of the following:

	September 30, 2019			December 31, 2018
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Term loan - current	$3,375	$(77)	$3,298	$3,000	$(54)	$2,946
Total current debt	3,375	(77)	3,298	3,000	(54)	2,946
Revolving line of credit	32,000	(728)	31,272	22,000	(213)	21,787
Term loan - long-term	34,665	(789)	33,876	55,500	(1,168)	54,332
Total long-term debt	66,665	(1,517)	65,148	77,500	(1,381)	76,119
Total debt	$70,040	$(1,594)	$68,446	$80,500	$(1,435)	$79,065

(1)	Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth, Fifth, and Sixth Amendments to the Credit Agreement.

Provisions of the revolving line of credit and accordion

The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $50.0 million. There is a letter of credit sublimit that is equal to the lesser of $20.0 million and the aggregate unused amount of the revolving commitments then in effect. There is also a swingline sublimit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

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

The maturity date for amounts drawn under the revolving line of credit is the earlier of the Facility termination date of July 31, 2023, or the date the outstanding balance is permanently reduced to zero. Prior to the fourth quarter of 2018, the Company classified amounts drawn as current liabilities based on an intent and ability to repay the amounts using current assets within the next twelve months. During the fourth quarter of 2018, the Company determined it no longer has the intent to repay amounts drawn within the next twelve months. As of September 30, 2019, the Company determined that it still does not have the intent to repay amounts drawn within the next twelve months. Therefore, the Company has classified the entire outstanding balance of the revolving line of credit as non-current.

As of September 30, 2019, the outstanding balance for all borrowings under the revolving line of credit was $32.0 million, where $28.0 million was designated as an Adjusted LIBOR Rate Loan at a weighted average rate of 5.56% and $4.0 million was designated as a Base Rate Loan at a rate of 7.50%. There were also $0.8 million in outstanding letters of credit as of September 30, 2019, which reduced the maximum borrowing availability on the revolving line of credit to $17.2 million as of September 30, 2019. During the nine months ended September 30, 2019, the Company drew down $49.0 million for general corporate purposes and made payments of $39.0 million on the revolving line of credit which resulted in a net increase of $10.0 million.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At September 30, 2019, the outstanding term loan component of the Credit Facility totaled $38.0 million and was secured by specific assets of the Company.

The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2019	750
2020	3,750
2021	4,500
2022	5,250
2023	23,790
$38,040

During the nine months ended September 30, 2019, the Company made the scheduled quarterly principal payments of $2.3 million, and an additional principal paydown of $18.2 million with proceeds from a sale-leaseback arrangement which reduced the outstanding principal balance to $38.0 million as of September 30, 2019. The current portion of debt is $3.4 million and the non-current portion is $34.6 million. As of September 30, 2019, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 5.56%.

See Note 12 for additional discussion of the sale-leaseback arrangement entered into in the third quarter of 2019.

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

- Fiscal Year-to-Date September 30, 2019 - $9.9 million;

- Fiscal Year Ending December 31, 2019 - $21.7 million.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of September 30, 2019.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2023. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swaps to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 will hedge the variability in the interest payments on 50% of the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive (loss) income and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of September 30, 2019 is approximately $1.2 million, which is reflected on the Consolidated Balance Sheets. The fair market value of the swaps as of September 30, 2019 is $(1.3) million. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

12.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Sale-leaseback arrangement	$17,608	$—
Accrual for insurance liabilities	2,876	2,811
Capital lease liability (1)	—	5,189
Deferred rent	—	759
Total other long-term liabilities	$20,484	$8,759

(1)	December 31, 2018 balance relates to capital leases accounted for under ASC 840 and prior to the adoption of ASC 842 as of January 1, 2019.

Sale-Leaseback Arrangement

On September 27, 2019, the Company, entered into a purchase and sale agreement (the “Purchase and Sale Agreement”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its 17300 & 17140 Market Street location in Channelview, Texas (the “Property”) for a purchase price of $19.1 million. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has two consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale-leaseback. The Company recorded a liability for the amounts received, will continue to depreciate the non-land portion of the asset, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease term. Concurrently with the sale, the Company paid $18.2 million towards the Term loan portion of the Company’s Credit Facility, consistent with terms of the Sixth Amendment.

13.Income Taxes

The Company’s effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. Income tax expense

(benefit) included in the Company’s accompanying Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Income tax expense (benefit)	$467	$(3,071)	$920	$78
Effective tax rate	10.4%	32.6%	(20.0)%	108.3%

The effective rate for the three and nine months ended September 30, 2019 differed from the Company’s statutory federal rate of 21% primarily due to the recording of an additional valuation allowance to offset net operating loss carryforwards and foreign tax credits generated during the period, foreign income taxes, state income taxes and the non-deductibility of certain permanent items.

During the year ended December 31, 2018 the Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended September 30, 2019 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at September 30, 2019 remains appropriate.

The Company does not expect that unrecognized tax benefits as of September 30, 2019 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. The exercise price for certain stock options awarded by the Company exceeds the average market price of the Company’s common stock. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share. For the three month periods ended September 30, 2019 and September 30, 2018, the Company had 1,614,192 and 1,981,879 securities, respectively, that were potentially dilutive in future earnings per share calculations. For the nine months ended September 30, 2019 and September 30, 2018, the Company had 1,671,040 and 1,973,753 securities, respectively, that were potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic:
Weighted average shares outstanding	29,544,288	28,490,530	29,240,979	28,421,850
Diluted:
Total basic weighted average shares outstanding	29,544,288	28,490,530	29,240,979	28,421,850
Effect of dilutive securities:
Common stock options	2,897	—	—	—
Total weighted average shares outstanding assuming dilution	29,547,185	28,490,530	29,240,979	28,421,850

15.Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s stock incentive plans, which include the 2017 Long Term Incentive Plan, or the “2017 LTIP”,  which was approved by shareholders in May 2017 and authorized the maximum aggregate number of shares of common stock to be issued at 2,400,000. In general, the Company’s 2017 LTIP provides for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant. Option terms are specified at each grant date, but are generally 10 years from the date of issuance. Options generally vest over a three year period.

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

In the three months ended September 30, 2019 and 2018, compensation expense related to stock based awards outstanding was $0.6 million and $0.6 million, respectively. In the nine months ended September 30, 2019 and 2018, compensation related to stock-based awards outstanding was $2.3 million and $1.7 million, respectively.

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

In July 2019, certain officers and executives of the Company were awarded 46,500 shares of restricted common stock. The fair value of all shares awarded on the date of the grant was $3.66 per share.

In the three months ended September 30, 2019, no options were exercised. In the three months ended September 30, 2018, 256,833 options were exercised, generating proceeds to the Company of approximately $1.5 million. In the nine months ended September 30, 2019, 7,021 options were exercised, generating proceeds to the Company of less than $0.1 million. In the nine months ended September 30, 2018, 488,303 options were exercised, generating proceeds to the Company of approximately $2.8 million.

At September 30, 2019, total unrecognized compensation expense related to unvested stock and options was approximately $2.3 million, which is expected to be recognized over a period of approximately two years.

16.Commitments and Contingencies

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

In addition, from time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these or any other proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows, or financial condition

A legal matter was settled for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Consolidated Balance Sheets. As of September 30, 2019, the current portion of the notes receivable was $0.8 million and the non-current portion was $2.6 million, net of $0.3 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

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

17.Segment Information

The Company currently operates in two reportable segments: marine and concrete. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. The Company uses operating income to evaluate performance between the two segments. Segment information for the periods presented is provided as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Marine
Contract revenues	$107,404	$63,479	$257,914	$206,967
Operating income (loss)	$4,863	$(5,559)	$(1,584)	$4,348
Depreciation and amortization expense	$(4,960)	$(4,746)	$(14,975)	$(14,772)

Total assets	$252,995	$269,501	$252,995	$269,501
Property, plant and equipment, net	$117,071	$125,231	$117,071	$125,231

Concrete
Contract revenues	$92,103	$61,594	$250,683	$214,715
Operating (loss) income	$1,229	$(1,846)	$1,076	$(94)
Depreciation and amortization expense	$(2,120)	$(2,176)	$(6,367)	$(6,362)

Total assets	$124,112	$155,247	$124,112	$155,247
Property, plant and equipment, net	$16,985	$19,156	$16,985	$19,156

Intersegment revenues between the Company’s two reportable segments for the three and nine months ended September 30, 2019 were $0.3 million and $0.5 million, respectively. Intersegment revenues between the Company’s two reportable segments for the three and nine months ended September 30, 2018 were less than $0.1 million and $2.4 million, respectively. The marine segment had foreign revenues of approximately $4.6 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively, and $7.5 million and $10.3 million for the nine months ended September 30, 2019 and 2018, respectively. These revenues are derived from projects in the Caribbean Basin and are paid in U.S. dollars. There was no foreign revenue for the concrete segment.

18.Leases

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

Finance and operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at a commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease term includes options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

The Company’s lease arrangements have lease and non-lease components. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases recorded on the balance sheet consists of the following:

September 30,
Leases	2019
Assets
Operating lease right-of-use assets, net (1)	$19,602
Financing lease right-of-use assets, net (2)	7,683
Total assets	$27,285
Liabilities
Current
Operating	$5,408
Financing	2,909
Total current	8,317
Noncurrent
Operating	14,817
Financing	3,609
Total noncurrent	18,426
Total liabilities	$26,743

(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $4.1 million as of September 30, 2019.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $5.6 million as of September 30, 2019

Other information related to lease term and discount rate is as follows:

September 30,
2019
Weighted Average Remaining Lease Term (in years)
Operating leases	5.35
Financing leases	1.39
Weighted Average Discount Rate
Operating leases (1)	4.78%
Financing leases	5.34%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows:

	Three Months Ended	Nine Month Ended
	September 30, 2019	September 30, 2019
Operating lease costs:
Operating lease cost	$1,715	$5,175
Short-term lease cost (1)	1,305	1,460
Financing lease costs:
Interest on lease liabilities	83	283
Amortization of right-of-use assets	579	1,733
Total lease cost	$3,682	$8,651

(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,173
Operating cash flows for finance leases	$283
Financing cash flows for finance leases	$2,144
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$23,747
ROU assets obtained in exchange for new financing lease liabilities	$229

Maturities of lease liabilities are summarized as follows

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$1,664	$1,241
2020	5,898	2,909
2021	4,388	2,623
2022	2,869	49
2023	2,250	41
Thereafter	6,006	7
Total future minimum lease payments	23,075	6,870
Less - amount representing interest	2,850	352
Present value of future minimum lease payments	20,225	6,518
Less - current lease obligations	5,408	2,909
Long-term lease obligations	$14,817	$3,609

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Unless the context otherwise indicates, all references in this quarterly report to “Orion,” “the Company,” “we,” “our,” or “us” are to Orion Group Holdings, Inc. and its subsidiaries taken as a whole.

Certain information in this Quarterly Report on Form 10‑Q, including but not limited to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may constitute forward-looking statements as such term is defined within the meaning of the “safe harbor” provisions of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the  customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 (“2018 Form 10‑K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  The forward-looking statements in this quarterly report on Form 10‑Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s  (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2018 audited consolidated financial statements and notes thereto included in our 2018 Form 10‑K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10‑K and with our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report.

Overview

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the “Company”), provides a broad range of specialty construction services in the infrastructure, industrial and building sectors of the continental United States, Alaska, and the Caribbean Basin.  The Company’s marine segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services.  Its concrete segment services the building sector by providing turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas.  The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

Third Quarter 2019 Recap and 2019 Outlook

During the third quarter, the Company maintained backlog near historical highs; recording the highest backlog in Company history within the Concrete segment. Results have improved quarter over quarter due to the strong backlog and execution on a number of projects within the quarter.

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

Marine Segment

Demand for our marine construction services remains strong.  We continue to see solid demand to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. Specifically, we continue to see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy. Over the long-term, we expect to see some bid opportunities in this sector from petrochemical-related customers, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities also remain solid, many of which are related to the completion of the Panama Canal expansion project. Additionally, we expect to see some bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the “RESTORE Act”) throughout 2019. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers in the future.

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

•

The Water Resources Reform and Development Act (the “WRRDA Act”) authorizing expenditures for the conservation and development of the nation’s waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;
•

Funding for highways and transportation under the FAST Act, which provides authority through 2020; and Nearly $5 billion of federal funding provided by the USACE in connection with disaster recovery in Texas

Concrete Segment

Our concrete segment’s demand also remains strong. The Texas building sector is in solid shape as its four major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for families and businesses. Population growth throughout our markets continues to drive new distribution centers, education facilities, office expansion, retail and grocery establishments and new multi-family housing units. In Houston, warehouse construction and new education facilities continue to comprise a large portion of project mix. The Dallas-Fort Worth office continues to see opportunities from warehouse distribution centers and is targeting structural construction opportunities. In the Central Texas office, retail facilities and warehouse construction are driving the project mix. Long-term, we see sustained demand for concrete services in our markets.

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

Backlog as of the periods ended below are as follows (in millions):

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Marine segment	$404.3	$477.0	$219.4	$256.7	$238.1
Concrete segment	226.2	184.0	192.1	183.7	187.9
Consolidated segment	$630.5	$661.0	$411.5	$440.4	$426.0

Three months ended September 30, 2019 compared with three months ended September 30, 2018

	Three months ended September 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$199,507	100.0%	$125,073	100.0%
Cost of contract revenues	178,614	89.5%	120,247	96.1%
Gross profit	20,893	10.5%	4,826	3.9%
Selling, general and administrative expenses	14,590	7.3%	12,412	9.9%
Amortization of intangible assets	662	0.3%	847	0.7%
Gain on sale of assets, net	(451)	(0.2)%	(1,028)	(0.8)%
Operating income (loss) from operations	6,092	3.1%	(7,405)	(5.9)%
Other (expense) income:
Other income	17	—%	1,143	0.9%
Interest income	75	—%	52	—%
Interest expense	(1,678)	(0.8)%	(3,217)	(2.5)%
Other expense, net	(1,586)	(0.8)%	(2,022)	(1.6)%
Income (loss) before income taxes	4,506	2.3%	(9,427)	(7.5)%
Income tax (benefit) expense	467	0.3%	(3,071)	(2.4)%
Net income (loss)	$4,039	2.0%	$(6,356)	(5.1)%

Contract Revenues. Consolidated contract revenues for the three months ended September 30, 2019 were $199.5 million as compared with $125.1 million in the prior year period, which was an increase of $74.4 million, or 59.5%. The increase was primarily attributable to execution on the larger volume of work in our backlog and increased asset utilization in the marine segment as well as favorable year over year weather patterns that led to increased cubic yard production in the concrete segment.

Gross Profit.  Gross profit was $20.9 million, or 10.5%, in the three months ended September 30, 2019, as compared with $4.8 million, or 3.9% in the prior period. The increase reflects an improvement in labor efficiency resulting from the ISG process and improved utilization rates in our marine segment, along with improved man hours per cubic yards placed in the concrete segment.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses in the third quarter of 2019 were $14.6 million as compared with $12.4 million in the prior year period, which was an increase of $2.2 million, or 17.5%. The increase was primarily attributable to expenses related to the ISG initiative.

Other income, net of expense.  Other expense primarily reflects interest on our borrowings. For the three months ended September 30, 2018, the total net balance also includes $1.1 million of other income on the sale of easement rights for one of the Company’s properties in the Houston area as well as an increase in total interest expense of $2.2 million related to recognizing unamortized debt issuance costs on extinguishment of debt in the quarter.

Income Tax Expense.  The Company recorded a tax expense of $0.5 million for the three months ended September 30, 2019 and a tax benefit of $3.1 million for the three months ended September 30, 2018. The Company has estimated its effective tax rate at 10.4% for the third quarter of 2019 as compared with 32.6% for the third quarter of 2018.

See Note 13 for additional discussion of the effective tax rate recorded in the third quarter of 2019.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

	Nine months ended September 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$508,597	100.0%	$421,682	100.0%
Cost of contract revenues	463,645	91.2%	382,699	90.8%
Gross profit	44,952	8.8%	38,983	9.2%
Selling, general and administrative expenses	44,677	8.7%	40,163	9.5%
Amortization of intangible assets	1,980	0.4%	2,541	0.6%
Gain on sale of assets, net	(1,197)	(0.2)%	(2,527)	(0.6)%
Goodwill impairment charges	—	—%	—	—%
Other gain from continuing operations	—	—%	(5,448)	(1.3)%
Operating (loss) income from operations	(508)	(0.1)%	4,254	1.0%
Other (expense) income:
Other income	574	0.1%	1,617	0.4%
Interest income	317	0.1%	100	—%
Interest expense	(4,981)	(1.0)%	(5,899)	(1.4)%
Other expense, net	(4,090)	(0.8)%	(4,182)	(1.0)%
(Loss) income before income taxes	(4,598)	(0.9)%	72	—%
Income tax expense	920	0.2%	78	—%
Net loss	$(5,518)	(1.1)%	$(6)	—%

Contract Revenues. Consolidated contract revenues for the nine months ended September 30, 2019 were $508.6 million as compared with $421.7 million in the prior year period, which was an increase of $86.9 million, or 20.6%. The increase was primarily attributable to the execution on the larger volume of work in our backlog and to increased asset utilization   in the marine segment as well as increased cubic yard production in the concrete segment in the current year period as compared to the prior year period. While overall revenues increased, we did experience a shift in the component mix of our marine segment revenue from the private sector to the public sector when comparing the 2019 period to 2018. In particular the 2019 period included a large project in our public sector that did not contribute to 2018 results. By contrast, the 2018 period included a large project in our private sector that was not replicated in the 2019 period.

Gross Profit.   Gross profit was $45.0 million, or 8.8% in the nine months ended September 30, 2019, as compared with $39.0 million, or 9.2% in the prior year period. Gross profit dollars increased primarily due to an improvement in labor efficiency resulting from the ISG process and improved utilization rates in our marine segment, along with improved man hours per cubic yards placed in the concrete segment. Gross profit percentage decreased primarily due to a shift in timing and mix of projects. More specifically, in the second quarter of 2018 we completed a large marine project and realized significant cost savings contributing to a strong gross margin for that period.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for the first nine months of 2019 were $44.7 million as compared with $40.2 million in the prior year period, which was an increase of $4.5 million, or 11.2%. The increase was primarily attributable to expenses related to the ISG initiative.

Other income, net of expense.  Other expense primarily reflects interest on our borrowings. Included in interest expense in the second quarter of 2019 was $0.4 million of expense related to recognizing unamortized debt issuance costs as a result of the Sixth Amendment to the Credit Facility. For the nine months ended September 30, 2018, the total net balance also includes $1.6 million of other income on the sale of easement rights for one of the Company’s properties in the Houston area as well as an increase in total interest expense of $2.2 million related to recognizing unamortized debt issuance costs on extinguishment of debt in the third quarter of 2018.

Income Tax Expense.  The Company recorded a tax expense of $0.9 million for the nine months ended September 30, 2019 and a tax expense of $0.1 million for the nine months ended September 30, 2018. The Company has estimated its effective tax rate at (20.0)% for the first nine months of 2019 as compared with 108.3% for the first nine months of 2018.

See Note 13 for additional discussion of the effective tax rate recorded in the first nine months of 2019.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues:

Three months ended September 30, 2019 compared with three months ended September 30, 2018

	Three months ended September 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$73,921	68.8%	$39,043	61.5%
Private sector	33,483	31.2%	24,436	38.5%
Marine segment total	$107,404	100.0%	$63,479	100.0%
Concrete segment
Public sector	$14,169	15.4%	$12,249	19.9%
Private sector	77,934	84.6%	49,345	80.1%
Concrete segment total	$92,103	100.0%	$61,594	100.0%
Total	$199,507		$125,073

Operating income (loss)
Marine segment	$4,863	4.5%	$(5,559)	(8.8)%
Concrete segment	1,229	1.3%	(1,846)	(3.0)%
Total	$6,092		$(7,405)

Marine Segment

Revenues for the marine segment for the three months ended September 30, 2019 were $107.4 million compared to $63.5 million for the three months ended September 30, 2018, an increase of $43.9 million, or 69.2%. The largest single driver of the difference between periods relates to significant delays in commencing certain work due to customer schedules in the 2018 period that was not replicated in the 2019 period.  This created significant differences in progress on project completion, asset utilization and ultimately revenue recognized under percentage of completion accounting. Further, the 2019 period included execution on a higher volume of work on projects in backlog.

Operating income for the marine segment for the three months ended September 30, 2019 was $4.9 million, or 4.5% of revenues, compared to $5.6 million in operating loss, or (8.8%) of revenues, for the three months ended September 30, 2018, an increase of $10.5 million. The delays in production towards project completion in the prior year period noted above were the primary driver of the difference.  This decreased the amount of revenue we were able to recognize without a decrease in fixed operating costs thereby decreasing operating income.

Concrete Segment

Revenues for our concrete segment for the three months ended September 30, 2019 were $92.1 million compared to $61.6 million for the three months ended September 30, 2018, an increase of $30.5 million, or 49.5%. This increase in revenue was primarily due to an overall increase in cubic yard production in our markets.

Operating income for our concrete segment for the three months ended September 30, 2019 was $1.2 million, compared to $1.8 million of operating loss for the three months ended September 30, 2018, an increase of $3.0 million. The shift from a reported loss to profitability was primarily driven by production efficiencies in man hour per cubic yard across all operating markets. As a percentage of revenues, operating income for our concrete segment was 1.3% for the three months ended September 30, 2019 compared to operating loss of (3.0)% for the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

	Nine months ended September 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$180,487	70.0%	$98,722	47.7%
Private sector	77,427	30.0%	108,245	52.3%
Marine segment total	$257,914	100.0%	$206,967	100.0%
Concrete segment
Public sector	$40,551	16.2%	$43,693	20.3%
Private sector	210,132	83.8%	171,022	79.7%
Concrete segment total	$250,683	100.0%	$214,715	100.0%
Total	$508,597		$421,682

Operating (loss) income
Marine segment	$(1,584)	(0.6)%	$4,348	2.1%
Concrete segment	1,076	0.4%	(94)	—%
Total	$(508)		$4,254

Marine Segment

Revenues for the marine segment for the nine months ended September 30, 2019 were $257.9 million compared to $207.0 million for the nine months ended September 30, 2018, an increase of $50.9 million, or 24.6%. The increase is primarily attributable to the execution on the larger volume of work in our backlog.

Operating loss for the marine segment for the nine months ended September 30, 2019 was $1.6 million compared to $4.3 million in operating income for the nine months ended September 30, 2018, a decrease of $5.9 million. The prior year period included recognition of a $5.4 million gain on the settlement of a legal matter which did not repeat in the current period.  Also, the current year included $1.7 million of ISG expenses compared to none in the prior year.  After allowing for the combined $7.1 million of non-recurring items between the periods, marine segment operating income improved by $1.1 million, or 0.6%.

Concrete Segment

Revenues for our concrete segment for the nine months ended September 30, 2019 were $250.7 million compared to $214.7 million for the nine months ended September 30, 2018, an increase of $36.0 million, or 16.8%. This increase in revenue was primarily due to an overall increase in cubic yard production.

Operating income for our concrete segment for the nine months ended September 30, 2019 was $1.1 million, compared to operating loss of $0.1 million for the nine months ended September 30, 2018, an increase of $1.2 million. The 2019 period included $2.2 million of ISG expenses compared to none in the prior period.  Excluding the impact of the ISG expenses concrete segment operating income increased by $3.3 million, or 1.4%.  The increase was primarily driven by production efficiencies in man hour per cubic yard in our markets.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Our working capital position fluctuates from period to period due to normal increases and decreases in operational activity. At September 30, 2019, our working capital was $55.6 million, as compared with $50.8 million at December 31, 2018. Working capital at September 30, 2019 was reduced $5.4 million as a result of the implementation of ASC 842 which brought operating lease liabilities on to the balance sheet. As of September 30, 2019, we had cash on hand of $1.4 million. Our borrowing capacity at September 30, 2019 was approximately $17.2 million.

We expect to meet our future internal liquidity and working capital needs, and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months. We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Cash flows used in operating activities	$(1,375)	$(9,748)	$(1,897)	$(5,239)
Cash flows used in investing activities	$(4,507)	$(1,844)	$(9,648)	$(11,707)
Cash flows provided by financing activities	$4,473	$7,905	$4,211	$10,454

Capital expenditures (included in investing activities above)	$(4,917)	$(3,132)	$(13,035)	$(15,043)

Operating Activities. In the three months ended September 30, 2019, the Company’s operations used approximately $1.4 million of net cash, as compared with cash used in operations in the prior year period of approximately $9.7 million. The decrease in cash used between periods of $8.3 million was primarily attributable to a $10.4 million increase in net income in the current year period as compared to the prior year period, a $2.2 million increase in non-cash items in the current year period as compared to the prior year period, partially offset by a decrease of $4.3 million of changes in working capital primarily driven by a net decrease in billings in excess of costs and estimated earnings, partially offset by increases in accounts payable  and receivable.

In the nine months ended September 30, 2019, the Company’s operations used approximately $1.9 million of net cash, as compared with cash used in operations in the prior year period of approximately $5.2 million.  The decrease in cash used between periods of $3.3 million was primarily attributable to the $10.1 million increase in non-cash items in the current year period as compared to the prior year period, partially offset by a $5.5 million decrease in net income and a decrease of $1.3 million of changes in working capital primarily driven by a net increase in billings in excess of costs and estimated earnings in the current year period as compared to the prior year period, partially offset by increases in accounts payable and receivable.

Changes in working capital are normal within our business and are not necessarily indicative of any fundamental change within working capital components or trend in the underlying business.

Investing Activities. Capital asset additions and betterments to our fleet were $4.9 million in the three months ended September 30, 2019, as compared with $3.1 million in the comparable prior year period.

Capital asset additions and betterments to our fleet were $13.0 million in the nine months ended September 30, 2019, as compared with $15.0 million in the comparable prior year period.  The decrease is primarily a result of timing of purchase of capital assets.  The Company is on track to meet its projected capital expenditures budget for the current fiscal year.

Financing Activities. In the three months ended September 30, 2019, there were $17.0 million in draws on our revolving line of credit. We repaid $11.0 million on the revolver, as well as made our regularly scheduled debt payment on the term loan of $0.8 million and an additional payment on the term loan of $18.2 million with proceeds from a sale-leaseback arrangement for a total of $30.0 million in debt payments. In the comparable prior year period, there were $16.9 million in draws on our revolving line of credit. We repaid $8.9 million on the revolver, as well as made our regularly scheduled debt payment on the term loan of $0.8 million for a total of $9.7 million in debt payments.

In the nine months ended September 30, 2019, there were $49.0 million in draws on our revolving line of credit. We repaid $39.0 million on the revolver, as well as made our regularly scheduled debt payments on the term loan of $2.3 million and an additional payment on the term loan of $18.2 million with proceeds from a sale-leaseback arrangement for a total of $59.5 million in debt payments. In the comparable prior year period, there were $29.9 million in draws on our revolving line of credit.  Additionally we repaid $13.9 million on the revolver, as  well as made our regularly scheduled debt payments on the term loan of $7.5 million for a total of $21.4 million in debt payments.

Sources of Capital

The Company entered into an amended syndicated credit agreement (the “Credit Agreement” also known as the “Fourth Amendment”) on July 31, 2018, with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents:  Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Baking and Trust Company. The primary purpose of the Credit Agreement was to provide the Company with greater flexibility as it provides for the calculation of Adjusted EBITDA that adds back various project specific costs. Additionally, the Company executed the Fifth Amendment during March 2019, which was made effective as of December 31, 2018, and executed the Sixth Amendment during May 2019.

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

See Note 11 in the Notes to the Financial Statements (of this Form 10‑Q) for further discussion on the Company’s Debt.

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

- Fiscal Year-to-Date September 30, 2019 - $9.9 million;

- Fiscal Year Ending December 31, 2019 - $21.7 million.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from our operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of September 30, 2019.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million.  There are a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap is scheduled to expire and will be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020.  On December 6, 2018, the Company entered a sixth receive-variable, pay-fixed interest rate swaps to hedge the variability of interest payments.  The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 will hedge the variability in the interest payments on 50% of the aggregate scheduled principal amount of the Regions Term Loan outstanding.  The sixth swap is scheduled to expire on June 30, 2023.  At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of September 30, 2019 is approximately $1.2 million, which is reflected on the Consolidated Balance Sheets.  The fair market value of the swaps as of September 30, 2019 is $(1.3) million. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

Sale-Leaseback Arrangement

On September 27, 2019, the Company, entered into a purchase and sale agreement (the “Purchase and Sale Agreement”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its 17300 & 17140 Market Street location in Channelview, Texas (the “Property”) for a purchase price of $19.1 million. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has two consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale-leaseback. The Company recorded a liability for the amounts received, will continue to depreciate the non-land portion of the asset, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease term. Concurrently with the sale, the Company paid $18.2 million as an additional principal payment towards the Term loan portion of the Company’s Credit Facility, consistent with terms of the Sixth Amendment.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At September 30, 2019, the capacity under our current bonding arrangement was at least $500 million, with approximately $425 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At September 30, 2019, we had $70.0 million in outstanding borrowings under our credit facility, with a weighted average interest rate over the three month period of 5.86%.  Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the term loan component of the credit facility outstanding, beginning with a notional amount of $67.5 million.  At inception, these interest rate swaps were designated as a cash flow hedge for hedge accounting.  Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows.  To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

Item 4.        Controls and Procedures

•

Evaluation of Disclosure Controls and Procedures.  As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2019.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our 2018 Form 10‑K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities in the period ended September 30, 2019.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Description
2.1

Stock Purchase Agreement dated April 9, 2017 by and among Anthony James Bagliore III and Lori Sue Bagliore and T.A.S. Commercial Concrete Construction, LLC (Schedules, exhibits and similar attachments to the Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request) (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on April 13, 2017 (File No. 1‑33891)).

3.1

Amended and Restated Certificate of Incorporation of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 1‑33891)).

3.2

Amended and Restated Bylaws of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 1‑33891)).

4.1

Registration Rights Agreement by and between Friedman, Billings, Ramsey & Co., Inc. and Orion Marine Group, Inc. dated May 17, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333‑145588)).

10.1

Sixth Amendment, effective May 7, 2019, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on May 9, 2019 (File No. 001‑33891)).

* 31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Title 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* filed herewith

† furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

	By:	/s/ Mark R. Stauffer
November 1, 2019		Mark R. Stauffer
President and Chief Executive Officer

	By:	/s/ Robert L. Tabb
November 1, 2019		Robert L. Tabb
Vice President and Chief Financial Officer