Form 10-K
period 2019-12-31
Orion Group Holdings Inc
filed 2020-02-28
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 1‑33891

ORION GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware State of Incorporation	26‑0097459 IRS Employer Identification Number

12000 Aerospace Avenue, Suite 300 Houston, Texas 77034 Address of Principal Executive Office	(713) 852‑6500 Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	ORN	The New York Stock Exchange

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, "accelerated filer", "small reporting" company and "emerging growth" company in Rule 12b‑2 of the Exchange Act (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, initiate by check mark if the registrant has elected not to use the extended transition period for complying with any, new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act) ☐ Yes ☑ No

There were 29,607,285 shares of common stock outstanding as of February 21, 2020. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $79.1 million as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Registrant’s definitive Proxy Statement to be issued in connection with the 2020 Annual Meeting of Stockholders to be filed on or about April 1, 2020, are incorporated by reference in Part III of this Annual Report on Form 10‑K.

ORION GROUP HOLDINGS, INC.

2019 Annual Report on Form 10‑K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10‑K and the documents incorporated by reference herein may contain forward-looking statements that are not based on historical fact.  When used in this report, words such as “expects”, “anticipates”, “believes”, “seeks”, “estimates”, “plans”, “intends” and similar words identify forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Although such statements are based on management’s current estimates and expectations and currently available competitive, financial and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements.  Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A “Risk Factors” below and elsewhere in this Annual Report on Form 10‑K.  We undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document.  We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

Item 1.            BUSINESS

General background

Orion Group Holdings, Inc., is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Canada and the Caribbean Basin through its marine segment and its concrete segment. Our marine segment provides construction and dredging services relating to marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services. Our concrete segment provides turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial, structural and other associated business areas. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

Orion Group Holdings, Inc. is a Delaware corporation. The common stock of Orion Group Holdings, Inc. is listed on the New York Stock Exchange under the symbol ORN. Unless the context otherwise requires, all references herein to “Orion”, the “Company”, the “Registrant”, “we”, “us” or “our” refer to Orion Group Holdings, Inc. and its consolidated subsidiaries and affiliates.

History and growth

Orion Group Holdings, Inc. was founded in 1994 as a marine construction project management business. Since then, we have expanded our reach both through organic growth and acquisitions. We have successfully acquired and fully integrated several companies into our operations, including the acquisition of T.A.S. Commercial Concrete Construction, LLC ("TAS") during 2015, and Tony Bagliore Concrete, Inc. ("TBC") during 2017. The TAS acquisition added another segment to our business, provided diversification of end market drivers and a diversified customer base. The TBC acquisition expanded the Company’s current service offerings to an additional geographic market within its concrete segment. These strategic acquisitions have also enhanced our operational capabilities, provided us with a larger geographic base, and added to our equipment fleet. Today we are focused on becoming the leading specialty construction company in the building, industrial, and infrastructure sectors and will continue to seek growth opportunities through greenfield expansion, acquisitions, vertical integration, and diversification.

Our operating principles and guiding beliefs include:

•

Safety - We believe work place safety and accident prevention is our moral obligation as well as a good business practice. By identifying and concentrating resources to address job site hazards, we continually strive to reduce our incident rates and the severity of the incidents.

•	Quality - We believe in the importance of performing high quality work.
•	Production - We believe in the importance of performing tasks safely, efficiently, and timely.
•

Integrity – We believe that integrity is the foundation upon which all other operating principles and guiding beliefs rest and it is achieved through maintaining high ethical standards through an established code of conduct and an effective company-wide compliance program.

•

Sustainability – We are committed to sustainability, which encompasses many aspects of how we conduct ourselves and practice our core values. We believe sustainability is important to our customers, employees, shareholders, and communities, and is also a long-term business driver. By focusing on specific initiatives that address social, environmental, governance and economic  challenges, we can minimize risk and increase our competitive advantage

Our Business Strategy

We employ the following key business strategies:

•

Continue to add construction capabilities - We also seek to add capabilities that will augment our core contracting and construction competencies, improve our gross margins, and allow us to compete more effectively for contracts that might not otherwise be available to us.

•

Expand into new markets and complementary service offerings and selectively pursue strategic acquisitions - We seek to identify attractive new markets and strategic opportunities to expand our service offering through greenfield expansions, diversification, or selective acquisitions.

•

Continue to capitalize on favorable long-term industry trends - We seek to capitalize on infrastructure capital investments across the markets we serve including port and marine infrastructure, government funded projects, transportation, oil and gas facilities, recreational waterside industry infrastructure expansion and environmental restoration markets. We seek to capitalize on privately and government funded projects across the commercial concrete markets we serve including industrial, institutional, commercial real estate, and recreational developments.

•

Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects in both the public and private sectors for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to small property owners and developers and in diverse geographic markets).

•

Continue to reinvest in our core operations - We pursue technically complex projects where our people, specialized services and equipment differentiate us from our competitors. We intend to enhance the types, numbers and capabilities of our equipment so we can provide turnkey construction services to our customers. This is intended to assure that when we are called on for business, we have the right people, skills, and equipment readily available for multiple projects.

•

Continue to attract, retain and develop our employees - We believe our employees are integral to the success of our project execution, and we continue to allocate resources to attract and retain talented managers, supervisors and field personnel.

•

Ownership of equipment - We own a large, versatile fleet of well-maintained construction equipment. The ownership of this equipment enables us to compete more effectively by ensuring availability of equipment at a favorable cost.

Services Provided

Marine Construction Services

Marine construction services include construction, restoration, dredging, maintenance and repair of marine transportation facilities, marine pipelines, bridges and causeways, and marine environmental structures. We have the capability of providing design-build services and typically serve as the prime contractor for these types of projects.

Marine transportation facility projects include public port facilities for container ship loading and unloading; cruise ship port facilities; private terminals; special-use Navy terminals; recreational use marinas and docks; and other marine-based facilities. These projects typically consist of the positioning and installation of steel or concrete fabrication dock or mooring structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile to provide a foundation for the port facility structure that we subsequently construct on the piles. We also provide on-going maintenance and repair, inspection services, emergency repair, and demolition and salvage to such facilities.

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

Our bridge and causeway projects include the construction, repair and maintenance of all types of overwater bridges and causeways, as well as the development of fendering systems in marine environments. We serve as the prime contractor for many of these projects, and some of these are design-build contracts. These projects involve fabricating steel or concrete structures designed for durability and longevity, and involve driving concrete, pipe or sheet pile to create support for the concrete deck roadways that we subsequently construct on the piles. These piles can exceed four feet in diameter, can range up to 170 feet in overall length, and are often driven 90 feet into the sea floor. We do not control the funding of bridge and causeway work, which has not been consistently available

Marine environmental structure projects may include the installation of concrete mattresses to promote erosion protection; construction of levees to contain environmental mitigation projects, and the installation of geotubes for wetlands and island creation. Such structures are used for erosion control, wetlands creation and environmental remediation.

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

Bridges and Causeways

According to the American Society of Civil Engineers, as of their most recent report, one in nine of the nation’s bridges are structurally deficient, and the average age of the nation’s bridges is 43 years old. We are able to construct or restore overwater bridges, and design, repair, or replace, fendering systems for customers.

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

Our full business complement, including design, dredging, marine construction, and specialty services, such as diving, survey, and inspections, are fully utilized by our customers to meet all their marine infrastructure project needs.

Recreational Waterside Industry

An increase in the number and size of cruise ships has generated a need for substantial port infrastructure development, including planning and construction of new terminals and facilities, as well as on-going maintenance and repair services. These larger vessels require the development of new mooring structures as well as additional dredging services to accommodate deeper drafts. Our service area includes, among others, the ports of Miami, Galveston, Tampa, New Orleans, Canaveral, Juneau, Tacoma, Seattle and the Caribbean Basin, which includes numerous cruise facilities and is the most popular cruise destination in the North American market.

The Department of Defense and Homeland Security

The U.S. Navy has the responsibility for the maintenance of 40 facilities in the United States, which includes a significant amount of marine infrastructure. We believe the U.S. Navy will continue to maintain strategic facilities, including required maintenance and upgrades to its marine facility infrastructure.

The U.S. Coast Guard maintains more than 50,000 federal aids to navigation, which include buoys, lighthouses, day beacons, and radio-navigation signals. Additionally, it has oversight responsibility for over 18,000 highway and railroad bridges that span navigable waterways throughout the country. As part of the Department of Homeland Security, we anticipate that the U.S. Coast Guard’s needs for varied marine construction services, including those listed above, will provide opportunities for us in the future.

Energy Industry

We design, construct, repair and remove underwater pipelines, and provide marine construction, dredging, and on-going  maintenance services for private refineries, terminal facilities and docks, and other critical areas near shore oil and gas infrastructure.

U.S. Coastal and Wetland Restoration and Reclamation

We are hopeful that increases in coastal population density and demographic trends will lead to an increase in the number of coastal restoration and reclamation projects, and as the value of waterside assets rises from a residential and recreational standpoint, the private sector, government agencies and municipalities will increase spending on restoration and reclamation projects.

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

Our concrete segment depends on continued growth in population to support residential and nonresidential construction, specifically in the metropolitan areas of Texas. The latest estimates from the U.S. Census Bureau indicate that the metropolitan areas of Texas, specifically Dallas, Houston, San Antonio and Austin, are among the U.S. top 10 in population growth based on the most recent survey results. These markets show substantial growth in multi-family housing, medical facilities, and commercial, office, retail, and industrial buildings.

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

Structural developments

Our structural markets include mid- and high-rise multi-family living, single and multi-story office buildings, parking garages, shopping malls, and other multi-story buildings. Continued growth in business expansions and relocations to Texas are driving an increase in the need for office space and apartment complexes.

Retail developments

As population continues to grow, so does the need for retail developments, such as grocery stores, shopping malls, restaurants, free standing retail outlets, and other entertainment venues.

Recreational developments

Our recreational markets include a wide-range of hotels, sports venues, and stadiums. The increase in new businesses and new educational facilities has sparked the need for additional hotels and stadiums across the metropolitan areas of Texas.

Customers

Our customers in the marine segment include federal, state and local governmental agencies as well as private commercial and industrial enterprises in the United States and the Caribbean Basin. Customers in our concrete segment include general contractors along with owners and developers of medical facilities, religious developments, sports complexes and stadiums, school districts and developers, owners of industrial, commercial and residential buildings, and some governmental agencies across the metropolitan areas of Texas. Most projects are competitively bid, with the award typically going to the lowest qualified bidder. Our customer base shifts from time to time depending on the types of projects we bid, and ultimately are successful on obtaining.

The following table represents concentrations of contract revenue by type of customer for the years ended December 31, 2019, 2018, and 2017.

	2019	%	2018	%	2017	%
Federal Government	$46,425	6%	$42,143	8%	$63,823	11%
State Governments	47,831	7%	30,470	6%	42,613	7%
Local Governments	212,958	30%	107,478	21%	91,591	16%
Private Companies	401,176	57%	340,803	65%	380,526	66%
Total contract revenues	$708,390	100%	$520,894	100%	$578,553	100%

We do not believe that the loss of any one of these customers would have a material adverse effect on our operations since no single customer sustains a large portion of our contract revenue over time.

Backlog

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of the contracts remaining to be performed. Given the typical duration of our contracts, which generally is less than one year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve month period. We include projects in our backlog when the customer has provided an executed contract, purchase order, change order, or other legally binding notice to proceed.

Backlog as of the periods ended below are as follows (in millions):

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Marine segment	$340.7	$404.3	$477.0	$219.4	$256.7
Concrete segment	231.6	226.2	184.0	192.1	183.7
Consolidated	$572.3	$630.5	$661.0	$411.5	$440.4

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

Insurance and Bonding

We maintain general and excess liability, construction equipment, workers’ compensation and other forms of insurance; all in amounts adequate for our operating needs and consistent with industry practice.

In connection with both segments of the business, we often are required to provide various types of surety bonds that provide security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future. The bonds we provide typically are for the contract amount of the project. At December 31, 2019, the capacity under our current bonding arrangement was at least $500 million, with approximately $280 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Trade Names

We operate under a number of trade names. We consolidate our operations under the brand name "Orion Group Holdings, Inc."  We may be known as Orion Marine Group, Orion Marine Construction, Orion Marine Contractors, Orion Construction, East and West Jones Placement Area, Schneider E&C, Orion Industrial Construction, Orion Concrete Construction, T.A.S. Commercial Concrete Construction, T.A.S. Commercial Concrete Solutions, T.A.S. Proco, or Houston Industrial Tool Services, as well as our former names of King Fisher Marine Service, F. Miller Construction, T. W. LaQuay Dredging, Misener Marine Construction, Misener Diving & Salvage, Northwest Marine Construction and West Construction. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

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

•	Tower Cranes - Capable of being assembled to reach heights of 600 feet and have a capacity of 44,000 pounds with a maximum of 242 foot working radius.
•

Pump Trucks - concrete pump trucks are large, diesel-powered trucks mounted with a powerful pump, and an extendable, sectioned hose or cylinder to help facilitate the placement of concrete for construction projects.

•

Laser Screeds - laser screeds are self-propelled four wheel drive, four wheel steer units that encompass a 20’ telescoping boom with a 12’ wide placement head. The screed head itself consists of 3 parts: the plow, the auger, and the vibrator. The plow disperses the concrete evenly, the auger removes the excess material to finished grade, and the vibrator smooths the surface. The screed has an on board computer system able to determine the correct elevation height and provide commands for elevation control.

We believe that ownership of certain equipment is generally preferable to leasing or rental in some cases because it ensures the equipment is available as needed and normally results in lower costs. We continually monitor and adjust our fleet size so that it is consistent with the size of the business, considering both existing backlog and expected future work. We believe that our equipment is well maintained and suitable for our current operations. We have the ability to extend the useful life of our equipment through capital refurbishment at periodic intervals. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We are also capable of building, and have built, much of our highly specialized equipment. Our strategy is to deploy our fleet from project to project as required. The assets (including equipment) are pledged as collateral under the Credit Facility.

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

Environmental Matters

General

Our activities, including concrete construction, infrastructure construction, salvage, demolition, dredging and dredge material disposal activities are subject to stringent and complex federal, state, and local laws and regulations governing environmental protection, including air emissions, water quality, solid waste management, marine and bird species and their habitats, and wetlands. A portion of our construction contracts are entered into with public authorities and frequently impose additional governmental requirements, including requirements regarding labor relations.

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

Employees

At December 31, 2019, our marine segment had  934 employees, 278 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel. Our concrete segment had 1,637 employees, 296 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.

From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice. We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our employees are not currently represented by labor unions, except certain employees in our marine segment located in the Pacific Northwest and Alaska, in respect of which collective bargaining agreements are in place. Certain employees are represented by collective bargaining agreements in our concrete segment. Employees represented by collective bargaining agreements represent approximately 4% of our total workforce.

Financial Information About Geographic Areas

We are a project-driven marine and concrete contractor, and our operations represent two reportable segments for financial reporting. Our business is primarily conducted along the coastal regions of the United States for our marine segment and in the metropolitan areas of Texas for our concrete segment. Revenues generated from our marine segment outside the United States, primarily in the Caribbean Basin and Mexico, totaled 1.6%, 2.3%, and 1.6% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Our long-lived assets are substantially located in the United States.

Access to the Company’s Filings

We maintain a website at www.oriongroupholdingsinc.com on which we make available, free of charge, access to the various reports we file with, or furnish to, the SEC. The website is made available for information purposes only. It should not be relied upon for investment purposes, and none of the information on our website is incorporated into this Annual Report on Form 10‑K by reference. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Our operations are susceptible to a variety of adverse conditions including weather conditions, natural disasters, health epidemics or pandemics or other contagious outbreaks and terrorist attacks that could negatively impact the markets in which we operate.

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

Our business, operating results and financial condition could be materially and adversely affected if a public health epidemic or pandemic or other contagious outbreak, including the novel coronavirus (referred to as COVID-19) reported to have originated in Wuhan, China, interferes with our ability, or that of our employees, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business.

Terrorist attacks, targeted at ports, marine facilities, shipping or metropolitan areas could affect the markets in which we operate our business and our expectations. Increased armed hostilities, terrorist attacks or responses from the United States may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These attacks or armed conflicts may affect our operations or those of our customers or suppliers and could impact our revenues, our production capability and our ability to complete contracts in a timely manner.

We depend on continued growth in population in our geographic market areas in Texas to support residential and nonresidential construction for our concrete construction segment.

Our concrete segment depends on continued growth in population in our geographic market areas in Texas to support residential and nonresidential construction. A growing population generates economic growth and expansion in construction for retail, office buildings, etc. If the population decreases or slows in growth, it often times adversely affects economic growth, which ultimately limits the need for residential and nonresidential construction services in the areas we currently perform services.

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

Our contracts are typically entered into on a project-by-project basis, so we generally do not have continuing contractual commitments with our customers beyond the terms of the current contract. We benefit from key customer relationships built over time and with both public and private entities. We also benefit from our reputation in the marine and concrete construction markets developed over years of successfully performing on projects. Both of these aspects of our business were developed and are maintained through our executives and key project managers. Our inability to retain our executives and key project managers or inability to complete projects timely and successfully resulting in customer satisfaction could have a material adverse effect on our current customer relationships and reputation. The inability to maintain relationships with our customers in general or obtain new customers based on our reputation could have a material adverse effect on our business, operating results and financial condition.

We may not be able to fully realize the revenue value reported in our backlog.

As of December 31, 2019, we had a backlog of work to be completed on contracts totaling approximately $340.7 million in our marine segment and approximately $231.6 million in our concrete segment. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.

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

Much of our revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and where, as a result, we could benefit from cost savings, but we may be unable to recover any cost overruns. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other factors that may occur over the contract period. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, we may incur losses or the project may not be as profitable as we expected. In addition, we are sometimes required to incur costs in connection with modifications to a contract (change orders) that may not be approved by the customer as to scope and/or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs, or contract suspension or termination that we may not be able to recover. These, in turn, could have a material adverse effect on our business, operating results and financial condition. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, such as:

•	failure to properly estimate costs of engineering, design, material, equipment or labor;
•	unanticipated technical problems with the structures or services being supplied by us, which may require that we spend our own funds to remedy the problem;
•	project modifications creating unanticipated costs;
•	differing site conditions;
•	changes in the costs of equipment, materials, labor or subcontractors;
•	our suppliers’ or subcontractors’ failure to perform;
•	difficulties in our customers obtaining required governmental permits or approvals;
•	changes in local laws and regulations;
•	changes in ad valorem and other tariffs;
•	delays caused by local weather conditions; and
•	exacerbation of any one or more of these factors as projects grow in size and complexity.

These risks may increase if the project is of a long-term duration because of the elevated risk that the circumstances upon which we based our original bid will change in a manner that increases costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events.

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

Construction and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, or other construction or worksite hazards. On most sites, we are responsible for safety and  are contractually obligated to implement safety procedures. Our safety record is an important consideration for us and for our customers. If serious accidents or fatalities occur or our safety record was to deteriorate, we may be ineligible to bid on certain work, expose ourselves to possible lawsuits, and existing service arrangements could be terminated, thus having a material adverse impact on our financial position, results of operations, cash flows and liquidity. Further, regulatory changes implemented by OSHA or the U.S. Coast Guard could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

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

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2019, we recorded approximately $0.9 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims. Should negative trends persist; we could continue to be negatively impacted in the future.

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

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to and disclosure of our and our clients’ proprietary or classified information. We rely on industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, but they may still be vulnerable to these threats. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Indebtedness

Our indebtedness requires significant debt service payments that could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

At December 31, 2019, our total indebtedness under the Credit Agreement was approximately $73.3 million. Per the Credit Agreement, the Term Loan Facility requires quarterly installment payments which increase throughout the life of the loan and have a date of maturity of July 31, 2023. We must also comply with various affirmative and negative covenants contained in our Credit Agreement, some of which may restrict the way in which we would like to conduct our business. Among other things, our requirements under out debt instruments could potentially limit our ability to:

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

We may incur additional indebtedness in the future under our existing Credit Agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of these. If we incur additional indebtedness in the future, it likely would be under our existing Credit Agreement or under arrangements that may have terms and conditions at least as restrictive as those contained in our existing Credit Agreement. At December 31, 2019, available capacity to borrow on the Revolving Line of Credit was $12.6 million. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness.

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

Item 1B.         UNRESOLVED STAFF COMMENTS

None

Item 2.            PROPERTIES

Our corporate headquarters is located at 12000 Aerospace Avenue, Suite 300, Houston, Texas 77034, with 21,415 square feet of office space that we lease, with a current term expiring April 30, 2022 and with two five year extensions at our option. Our  executive, legal, finance, and some accounting offices are located at this facility. We lease office space in Alaska, Louisiana, Texas and Washington for our operations, including office and yard space for our concrete segment. We own property for our waterfront maintenance and dock facilities, including equipment yards in Texas and Florida, which total approximately 53.8 acres. We also own approximately 340 acres of land in the upper Houston Ship Channel used as a Dredge Material Placement Area ("DMPA"). We may lease smaller project related offices throughout our operating areas when the need arises.

We believe that our existing facilities are adequate for our operations. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility. Some of our real estate assets are pledged to secure our credit facility.

Item 3.            LEGAL PROCEEDINGS

The Company and one former and two current officers are named defendants in a class action lawsuit filed on April 11, 2019 in the United States District Court for the Southern District of Texas, Houston Division, seeking unstated compensatory damages under the federal securities laws allegedly arising from materially false and misleading statements during the period of March 13, 2018 to March 18, 2019. The complaint asserts, among other things, that the current and former officers caused the Company to overstate goodwill in certain periods; overstate accounts receivable; that the company lacked effective internal controls over financial reporting related to goodwill impairment testing and accounts receivable; and that as a result the required adjustments to goodwill and accounts receivable materially impacted the company’s financial statements causing the company’s stock price to be artificially inflated during the class period. The Company has responded to the complaint, considers all of these allegations without merit and is vigorously contesting the allegations.

In addition, from time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, civil penalties or other losses, or injunctive or declaratory relief and on rare occasions punitive damages. With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these or any other proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows, or financial condition

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Consolidated Balance Sheets. As of December 31, 2019, the current portion of the notes receivable was $0.8 million and the non-current portion was $2.5 million, net of $0.3 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

As a result of charges brought in September 2015 and October 2016 by the Houston Police Department, Environmental Enforcement, two subsidiaries of the Company were indicted at the request of the Harris County, Texas District Attorney’s Office by a duly organized Grand Jury of Harris County, Texas for separate but similar violations of the Texas Water Code, allegedly arising from the handling of construction concrete at certain work sites. Specifically, in each case the Company was charged with unlawfully, intentionally or knowingly discharging a waste or pollutant and is subject to a maximum fine of $250,000. The Company considers both cases without merit. However, without admitting to fault, the Company has, in both cases, agreed to diversion agreements under which the charges were dismissed, without prosecution, upon our payment of fines. None of these allegations nor the costs of defense, taken separately or as a whole, is expected to have a material impact on the Company’s balance sheet or its liquidity.

Item 4.            MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ORN”.

Holders

As of February 21, 2020, we had approximately 2,360 stockholders of record including beneficial holders.

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

	2014	2015	2016	2017	2018	2019
Orion Group Holdings, Inc.	100.00	37.74	90.05	70.86	38.82	46.97
S&P 500	100.00	99.27	108.74	129.86	121.76	156.92
Dow Jones US Heavy Civil Construction	100.00	87.89	107.62	112.47	82.51	109.89

*   This table and the information therein is being furnished but not filed.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 6.            SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the last five fiscal years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F‑1 of this Annual Report on Form 10‑K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The table below includes the non-U.S. GAAP operating performance measures of EBITDA and Adjusted EBITDA. For a definition of EBITDA and Adjusted EBITDA and a reconciliation to net income calculated and presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), please see “Non-U.S. GAAP Financial Measures” immediately below.

	Amounts in thousands, except share and per share information
	2019	2018	2017	2016	2015
Contract revenues (1)	$708,390	$520,894	$578,553	$578,236	$466,498
Gross profit	64,041	16,776	62,240	67,482	40,182
Selling, general and administrative expenses	61,012	53,197	56,640	64,987	47,715
Other expense, net	(5,684)	(6,115)	(5,679)	(6,113)	(2,580)
Net (loss) income	(5,359)	(94,422)	400	(3,620)	(8,060)
Net (loss) income per share:
Basic	$(0.18)	$(3.31)	$0.01	$(0.13)	$(0.29)
Diluted	$(0.18)	$(3.31)	$0.01	$(0.13)	$(0.29)
Weighted average shares outstanding:
Basic	29,322,054	28,518,353	28,029,936	27,536,967	27,366,528
Diluted	29,322,054	28,518,353	28,354,280	27,536,967	27,366,528
Other Financial Data
EBITDA	$31,371	$(67,049)	$31,070	$38,295	$20,620
Adjusted EBITDA	$36,797	$24,036	$31,070	$38,295	$20,620
Capital expenditures	17,199	17,714	10,729	18,715	20,802
Cash interest expense	6,311	4,819	4,413	5,031	3,063
Depreciation and amortization	28,407	31,799	29,491	34,162	28,083
Net cash (used in) provided by:
Operating activities	(716)	21,931	34,133	23,149	25,179
Investing activities	(13,331)	(13,300)	(10,080)	(17,686)	(128,795)
Financing activities	6,449	(9,033)	(15,272)	(6,503)	66,068

(1)	ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), adopted on January 1, 2018, using the modified retrospective method. Prior years have not been recast.

(in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$1,086	$8,684	$9,086	$305	$1,345
Working capital	62,213	50,750	69,797	77,588	75,277
Total assets	394,844	312,870	433,285	447,676	461,462
Total debt, net of debt issuance costs	71,697	79,065	85,941	101,265	106,609
Total stockholders’ equity	138,021	141,585	231,266	226,204	227,714

Non-U.S. GAAP Financial Measures

We include in this Annual Report on Form 10‑K the non-U.S. GAAP financial measure of  EBITDA and Adjusted EBITDA. We define EBITDA as earnings before interest, income taxes, depreciation and amortization. Adjusted EBITDA is a non-GAAP measure that represents EBITDA adjusted for project adjustments, accounts receivable reserves and goodwill impairment charges. EBITDA and Adjusted EBITDA are used as supplemental operating performance measures by our management and by external users of our financial statements such as investors, commercial banks and others, to assess:

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to our net income for the periods indicated as calculated and presented in accordance with U.S. GAAP:

	2019	2018	2017	2016	2015
Net income (loss)	$(5,359)	$(94,422)	$400	$(3,620)	$(8,060)
Income tax (benefit) expense	1,868	(12,233)	(4,541)	1,581	(2,519)
Interest expense, net	6,455	7,807	5,720	6,172	3,116
Depreciation and amortization	28,407	31,799	29,491	34,162	28,083
EBITDA	31,371	(67,049)	31,070	38,295	20,620
ISG initiative	4,781	—	—	—	—
Severance	645	—	—	—	—
Changes in cost estimates	—	22,770	—	—	—
Reserve on disputed accounts receivables	—	4,280	—	—	—
Goodwill impairment charges	—	69,483	—	—	—
Legal settlement	—	(5,448)	—	—	—
Adjusted EBITDA	$36,797	$24,036	$31,070	$38,295	$20,620

Item  7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes beginning on page F‑1 of this Annual Report on Form 10‑K. Certain statements made in our discussion may be forward-looking. Forward-looking statements involve risks and uncertainties and a number of other factors that could cause actual results or outcomes to differ materially from our expectations. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10‑K for additional discussion of some of these risks and uncertainties. Unless the context requires otherwise, when we refer to “we”, “us” and “our”, we are describing Orion Group Holdings, Inc. and its consolidated subsidiaries.

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

2019 Recap and 2020 Outlook

In 2019, we recorded revenues of $708.4 million, of which $369.1 million was attributable to our marine segment and the remaining $339.3 million to our concrete segment. In addition, we ended 2019 with a consolidated backlog of $572.3 million. Our revenues in 2019 increased by 36.0% as compared with 2018 and we recorded a net loss of $5.4 million, as compared with a net loss of $94.4 million in the prior year. The net loss in 2018 was driven by the full impairment of goodwill of $69.5 million, unfavorable changes in cost estimates, the unfavorable impact of customer driven project disruptions and delays and weather patterns in the second half of 2018.

Looking toward 2020, the Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities.

Marine Segment

Demand for our marine construction services remains strong. We continue to see solid demand to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. Specifically, we continue to see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy. Over the long-term, we expect to see some bid opportunities in this sector from petrochemical-related businesses, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities also remain solid, many of which are related to the completion of the Panama Canal expansion project. Additionally, bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the “RESTORE Act”) may arise throughout 2020. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers in the future.

In the long-term, we see positive trends in demands for our services in our end markets, including:

•	Continuing need to repair and improve degrading U. S. marine infrastructure;
•

Improving economic conditions and increased activity in the petrochemical industry and energy-related companies will likely give rise to an increase in capital expenditures, including larger projects, as well as maintenance call-out work;

•

Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;

•

Possible work opportunities generated by the Water Resources Reform and Development Act (the “WRRDA Act”) authorizing expenditures for the conservation and development of the nation’s waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill; and
•

Funding for highways and transportation under the FAST Act, which provides authority through 2020; and nearly $5 billion of federal funding provided by the USACE in connection with disaster recovery in Texas.

Concrete Segment

Our concrete segment’s demand also remains strong. The Texas building sector is in solid shape as its four major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for families and businesses. Population growth throughout our markets continues to drive new distribution centers, education facilities, office expansion, retail and grocery establishments and new multi-family housing units. In Houston, warehouse construction and new education facilities continue to comprise a large portion of project mix. The Dallas-Fort Worth office continues to see opportunities from warehouse distribution centers and is targeting structural construction opportunities. In the Central Texas office, retail facilities, warehouse, and structural construction are driving the project mix. Long-term, we see sustained demand for concrete services in our markets.

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

Backlog as of the periods ended below are as follows (in millions):

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Marine segment	$340.7	$404.3	$477.0	$219.4	$256.7
Concrete segment	231.6	226.2	184.0	192.1	183.7
Consolidated	$572.3	$630.5	$661.0	$411.5	$440.4

Income Statement Comparisons

	Year ended December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$708,390	100.0%	$520,894	100.0%	$578,553	100.0%
Cost of contract revenues	644,349	91.0%	504,118	96.8%	516,313	89.2%
Gross profit	64,041	9.0%	16,776	3.2%	62,240	10.8%
Selling, general and administrative expenses	61,012	8.7%	53,197	10.1%	56,640	9.8%
Amortization of intangible assets	2,640	0.4%	3,390	0.7%	4,736	0.8%
Gain on sale of assets, net	(1,804)	(0.3)%	(3,306)	(0.6)%	(674)	(0.1)%
Goodwill impairment charges	—	—	69,483	13.3	—	—
Other gain from continuing operations	—	—	(5,448)	(1.0)	—	—
Operating income (loss)	2,193	0.3%	(100,540)	(19.3)%	1,538	0.3%
Other (expense) income:
Other income	771	0.1%	1,692	0.3%	41	—%
Interest income	353	—%	136	—%	11	—%
Interest expense	(6,808)	(0.9)%	(7,943)	(1.5)%	(5,731)	(1.0)%
Other expense, net	(5,684)	(0.8)%	(6,115)	(1.2)%	(5,679)	(1.0)%
Loss before income tax expense (benefit)	(3,491)	(0.5)%	(106,655)	(20.5)%	(4,141)	(0.7)%
Income tax expense (benefit)	1,868	0.3%	(12,233)	(2.4)%	(4,541)	(0.8)%
Net (loss) income	$(5,359)	(0.8)%	$(94,422)	(18.1)%	400	0.1%

Year ended December 31, 2019 compared with year ended December 31, 2018

Contract Revenues. Contract revenues for the year ended December 31, 2019 of $708.4 million increased approximately 36.0% as compared to $520.9 million in the prior year period. The increase was primarily attributable to the execution on the larger volume of work in our backlog in the marine segment as well as increased cubic yard production in the concrete segment in the current year period as compared to the prior year period. While overall revenues increased, we did experience a shift in the component mix of our marine segment revenue from the private sector to the public sector when comparing the 2019 period to 2018. In particular, the 2019 period included a large project in the public sector that did not contribute to 2018 results. By contrast, the 2018 period included a large project in our private sector that was not replicated in the 2019 period.

Gross Profit.  Gross profit was $64.0 million for the year ended December 31, 2019, compared to $16.8 million in the prior year period, an increase of $47.2 million. Gross margin in 2019 was 9.0% of total contract revenues as compared to 3.2% in the prior year period. The increase in gross profit dollars and percentage were primarily driven by an improvement in labor efficiency resulting from application of activities from the Invest, Scale, Growth or ISG process and improved utilization rates in our marine segment, along with improved man hours per cubic yards placed in our concrete segment. Comparatively, 2018 included unfavorable changes in cost estimates and the unfavorable impact of project disruptions due to unanticipated delays in commencing work caused by customer schedules in the marine segment and unfavorable weather patterns in the concrete segment that impacted the second half of the year.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $61.0 million for the year ended December 31, 2019 compared to $53.2 million in the prior year period, an increase of $7.8 million, or

14.7%. As a percentage of total contract revenues, SG&A expenses decreased as compared with the prior year, from 10.1% to 8.7%.  The increase in SG&A dollars was primarily attributable to expenses related to the ISG initiative.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses. During 2019, we recognized $0.5 million of other income related to previously accrued contingent consideration from the purchase of TBC that was never achieved. Interest expense for 2019 also included a $0.4 million charge related to recognizing unamortized debt issuance costs as a result of the Sixth Amendment to the Credit Facility. During 2018, we recognized $1.6 million of other income on the sale of easement rights for one of our properties in the Houston area. Interest expense for 2018 included a $2.2 million charge related to recognizing unamortized debt issuance costs on early extinguishment of debt.

See Note 3 for additional discussion of the TBC acquisition contingent consideration.

See Note 12 for additional discussion of the amended syndicated credit agreement, also known as the Sixth Amendment, executed in May 2019.

Income Tax Expense (Benefit). We recorded tax expense of $1.9 million in 2019, compared to tax benefit of $12.2 million in 2018. Our effective tax rate in 2019 was (53.5)%, which differs from the statutory rate of 21% primarily due to the recording of an additional valuation allowance to offset net operating loss carryforwards and foreign tax credits generated during the period, foreign taxes, state income taxes and the non-deductibility of certain permanent items.

Year ended December 31, 2018 compared with year ended December 31, 2017

Contract Revenues. Contract revenues for the year ended December 31, 2018 of $520.9 million decreased approximately 10.0% as compared to $578.6 million in the prior year period. The decrease was primarily attributable to certain projects in the Marine segment, where we experienced unfavorable changes in cost estimates, the unfavorable impact of customer driven project disruptions and delays and weather patterns in the second half of 2018.

Gross Profit.  Gross profit was $16.8 million for the year ended December 31, 2018, compared to $62.2 million in the prior year period, a decrease of $45.4 million, or 73.0%. Gross profit in 2018 was 3.2% of total contract revenues as compared to 10.8% in the prior year period. The decrease in gross profit dollars and percentage was primarily attributable to unfavorable changes in cost estimates and the unfavorable impact of project disruptions due to weather events in the second half of 2018 in the marine segment as well as competitive pressure in the Houston market in the concrete segment.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $53.2 million for the year ended December 31, 2018 compared to $56.6 million in the prior year period, a decrease of $3.4 million, or 6.1%. This decrease was driven by cost saving initiatives implemented in the fall of 2017 as well as a reduction in certain payroll-related costs in the third quarter of 2018.

Other Expense, Net of Income. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses. During 2018,  we recognized $1.6 million of other income on the sale of easement rights for one of our properties in the Houston area.  This was offset by a $2.2 million charge to interest expense related to recognizing unamortized debt issuance costs on early extinguishment of debt in the third quarter of 2018.  Our 2017 period only included the recurring interest expense on our borrowings.

Income Tax Benefit. We recorded tax benefit of $12.2 million in 2018, compared to tax benefit of $4.5 million in 2017. Our effective tax rate in 2018 was 11.5%, which differs from the statutory rate of 21% primarily due to valuation allowances taken on net operating losses.

See Note 14 for additional discussion of income taxes.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues:

Segment Comparison

	Year ended December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$258,039	69.9%	$124,208	50.9%	$149,331	52.3%
Private sector	111,099	30.1%	119,675	49.1%	136,405	47.7%
Marine segment total	$369,138	100.0%	$243,883	100.0%	$285,736	100.0%
Concrete segment
Public sector	$49,175	14.5%	$55,883	20.2%	$48,696	16.6%
Private sector	290,077	85.5%	221,128	79.8%	244,121	83.4%
Concrete segment total	$339,252	100.0%	$277,011	100.0%	$292,817	100.0%
Total	$708,390		$520,894		$578,553

Operating income (loss)
Marine segment	$1,057	0.3%	$(61,012)	(25.0)%	$(18,406)	(6.4)%
Concrete segment	1,136	0.3%	(39,528)	(14.3)%	19,944	6.8%
Total	$2,193		$(100,540)		$1,538

Year ended December 31, 2019 compared with year ended December 31, 2018

Marine Segment

Revenues for our marine segment for the year ended December 31, 2019 were $369.1 million compared to $243.9 million for the year ended December 31, 2018, an increase of $125.2 million, or 51.4%. This increase is primarily attributable to the execution on the larger volume of work in our backlog in the current year as compared to the prior year where we experienced $22.8 million of unfavorable changes in cost estimates on certain projects as well as unanticipated delays in commencing certain work due to customer schedules in the second half of 2018.

Operating income for our marine segment for the year ended December 31, 2019 was $1.1 million, compared to an operating loss of $61.0 million for the year ended December 31, 2018, an increase of $62.1 million. This increase in operating income (loss) was primarily due to  the prior year full impairment of goodwill in the marine segment of $33.8 million, certain projects in the prior year where we experienced unfavorable changes in cost estimates and to unanticipated delays in commencing certain work due to customer schedules in the second half of 2018. As a percentage of total contract revenues, operating income for our marine segment was 0.3% for the year ended December 31, 2019, compared to operating loss of 25.0% for the year ended December 31, 2018. The prior year period included $33.8 million of goodwill impairment charges, $22.8 million of unfavorable changes in cost estimates and a $4.3 million reserve on disputed accounts receivable, partially offset by the recognition of a $5.4 million gain on the settlement of a legal matter which did not repeat in the current period.  The current year included $3.0 million of ISG expenses compared to none in the prior year.  After allowing for the comparative  $52.4 million of non-recurring items between the periods, marine segment operating income (loss) improved by $9.7 million.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2019 were $339.3 million compared to $277.0 million for the year ended December 31, 2018, an increase of $62.3 million, or 22.5%. This This increase in revenue was primarily due to an overall increase in cubic yard production on our projects.

Operating income for our concrete segment for the year ended December 31, 2019 was $1.1 million, compared to operating loss of  $39.5 million for the year ended December 31, 2018, an increase of $40.6 million. This increase in operating income was primarily due to the prior year full impairment of goodwill in the concrete segment of $35.7 million and production delays resulting from unfavorable weather patterns experienced during the first and third quarters of 2018. As a percentage of revenues, operating income for our concrete segment was 0.3% for the year ended December 31, 2019, compared to operating loss of 14.3% for the year ended December 31, 2018. The prior year period included $35.7 million of goodwill impairment charges.  The current year included $2.3 million of ISG expenses compared to none in the prior period.  After allowing for the comparative  $33.4 million of non-recurring items between the periods, concrete segment operating income improved by $7.2 million. The increase was primarily driven by production efficiencies in man hours per cubic yard in our markets.

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

Operating loss for our marine segment for the year ended December 31, 2018 was $61.0 million, compared to $18.4 million for the year ended December 31, 2017, an increase of $42.6 million, or 231.5%. This increase in operating loss was primarily due to the full impairment of goodwill in the marine segment of $33.8 million, certain projects where we experienced unfavorable changes in cost estimates and to unanticipated delays in commencing certain work due to customer schedules in the second half of 2018. As a percentage of total contract revenues, operating loss for our marine segment was 25.0% for the year ended December 31, 2018, compared to 6.4% for the year ended December 31, 2017. The current year period included $33.8 million of goodwill impairment charges, $22.8 million of unfavorable changes in cost estimates and a $4.3 million reserve on disputed accounts receivable, partially offset by the recognition of a $5.4 million gain on the settlement of a legal matter.  After allowing for the $55.4 million of non-recurring items for the year ended December 31, 2018, marine segment operating loss decreased by $12.8 million.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2018 were $277.0 million compared to $292.8 million for the year ended December 31, 2017, a decrease of $15.8 million, or 5.4%. This decrease was attributable to production delays resulting from unfavorable weather patterns experienced during the third and fourth quarters of 2018.

Operating loss for our concrete segment for the year ended December 31, 2018 was $39.5 million, compared to operating income  of  $19.9 million for the year ended December 31, 2017, a decrease of $59.5 million, or 298.2%. This decrease was primarily driven by  the full impairment of goodwill in the concrete segment of $35.7 million, production delays resulting from unfavorable weather patterns experienced during the first and third quarters of 2018 as well as continued competitive pressure in the Houston market. As a percentage of revenues, operating loss for our concrete segment was 14.3% for the year ended December 31, 2018, compared to operating income of 6.8% for the year ended December 31, 2017. The prior year period included $35.7 million of goodwill impairment charges.  After allowing for the $35.7 million of goodwill impairment charges for the year ended December 31, 2018, concrete segment operating loss was $3.9 million for the year ended December 31, 2018, compared to operating income of $19.9 million for the year ended December 31, 2017.

Critical Accounting Estimates

The consolidated financial statements contained in this report were prepared in accordance with U.S. GAAP. The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect both the Company’s carrying values of its assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements; we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

•	Revenue Recognition from Construction Contracts;
•	Long Lived Assets;
•	Income Taxes;
•	Insurance Coverage, Litigation, Claims and Contingencies.

Revenue Recognition

We adopted ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018, using the modified retrospective method. We recognized the cumulative effect of initially adopting Topic 606 guidance as an adjustment to the beginning balance of retained earnings. Contracts with customers that were not substantially complete in both our marine and concrete segments were evaluated in order to determine the impact as of the date of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Our revenue is derived from contracts to provide marine construction, dredging, turnkey concrete services, and other specialty services. Our projects are typically short in duration and usually span a period of less than one year. We determine the appropriate accounting treatment for each contract before work begins and generally record revenue on contracts over time.

Performance obligations are promises in a contract to transfer distinct goods or services to the customer and are the unit of account under Topic 606. Our contracts and related change orders typically represent a single performance obligation because individual goods and services are not separately identifiable and we provide a significantly integrated service. Revenue is recognized over time because control is continuously transferred to the customer. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the stand-alone selling price of each distinct good or service. Progress is measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Upfront costs, such as incurring costs to mobilize personnel and equipment prior to satisfying a performance obligation are capitalized and amortized over the contract performance period.

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

We account for uncertain tax positions in accordance with the provisions of the FASB’s ASC 740‑10, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return. We evaluate and record any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the tax jurisdictions in which we operate.

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

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At December 31, 2019, our working capital was $62.2 million, as compared with $50.8 million at December 31, 2018. As of December 31, 2019, we had unrestricted cash on hand of $0.1 million. Our borrowing capacity at December 31, 2019 was approximately $12.6 million.

We expect to meet our future internal liquidity and working capital needs and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months. We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31, 2019, 2018 and 2017:

	2019	2018	2017
Cash flows (used in) provided by operating activities	$(716)	$21,931	$34,133
Cash flows used in investing activities	$(13,331)	$(13,300)	$(10,080)
Cash flows provided by (used in) financing activities	$6,449	$(9,033)	$(15,272)

Capital expenditures (included in investing activities above)	$(17,199)	$(17,714)	$(10,729)

Operating Activities. During 2019, we used approximately $0.7 million in cash from our operating activities. The net cash outflow is comprised of $30.1 million of cash inflows from net income, after adjusting for non-cash items and $30.8 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Consolidated Statements of Cash Flows, were primarily driven by a $22.9 million increase in our net position of accounts receivable and accounts payable. The increases in accounts receivable and accounts payable were consistent with our increased project activity year over year.  The year over year increase in accounts receivable is more pronounced than accounts payable due to the longer cycle times on the accounts receivable, which also include retainage whereas accounts payable typically turn in 30 days. The changes in net working capital also included a net outflow of $5.2 million from the net change in costs and estimated earnings in excess of billings on uncompleted contracts, offset by the change in billings in excess of costs and estimated earnings on uncompleted contracts. These changes were driven by the timing and execution of the underlying projects.

During 2018, our operations provided approximately $21.9 million in net cash inflows. The net cash inflow is comprised of inflows of $27.6 million related to changes in working capital, partially offset by $5.7 million of net loss after adjusting for non-cash items. The changes in net working capital were primarily driven by a net inflow of $24.6 million of cash from the net change in costs and estimated earnings in excess of billings on uncompleted contracts, offset by the change in billings in excess of costs and estimated earnings on uncompleted contracts. These changes were driven by the timing and execution of the underlying projects.

During 2017, our operations provided approximately $34.1 million in net cash inflows. The net cash inflow is comprised of $28.6 million of net income after adjusting for non-cash items and inflows of $5.5 million related to changes in net working capital.  The changes in net working capital were primarily driven by a decrease in accounts receivable, partially offset by a decrease in accounts payable.

Investing Activities. Capital asset additions and betterments to our fleet were $17.2 million in 2019, as compared with $17.7 million and $10.7 million in 2018 and 2017, respectively. The changes are primarily a result of the timing of purchase of capital assets.

Financing Activities. During 2019, we drew down $63.0 million from our revolving line of credit. Additionally, we repaid $49.0 million on this draw, as well as made regularly scheduled debt payments on the term loan of $3.0 million and an additional principal paydown of $18.2 million with proceeds from a sale-leaseback arrangement.

During 2018, we drew down $39.9 million from our revolving line of credit. Additionally, we repaid $27.9 million on this draw, as well as made debt payments on the term loan of $20.2 for a total of $48.1 million in debt payments.

During 2017, in connection with our new Credit Facility, we drew down $72.0 million from our revolving line of credit. Additionally, we repaid $70.0 million on this draw, as well as made regularly scheduled debt payments and additional payments on the term loan of $17.8 million for a total of $87.8 million in debt payments.

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

See Note 12 in the Notes to the Financial Statements (Part IV, Item 15 of this Form 10‑K) for further discussion on the Company’s Debt.

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

- Fiscal Year Ending December 31, 2019 : $21.7 million.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company expects to meet its future internal liquidity and working capital needs, and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of December 31, 2019.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There were a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 and will hedge the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive (loss) income and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of December 31, 2019 is approximately $1.0 million. The fair market value of the swaps as of December 31, 2019 is reflected as a liability of $1.0 million on the Consolidated Balance Sheets. See Note 9 for more information regarding the fair value of the Company’s derivative instruments.

Sale-Leaseback Arrangement

On September 27, 2019, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its 17300 & 17140 Market Street location in Channelview, Texas (the “Property”) for a purchase price of $19.1 million. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has two consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale-leaseback. The Company recorded a liability for the amounts received, will continue to depreciate the non-land portion of the asset, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease term. Concurrently with the sale, the Company paid $18.2 million as an additional principal payment towards the Term loan portion of the Company’s Credit Facility, consistent with terms of the Sixth Amendment.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At December 31, 2019, the capacity under our current bonding arrangement was at least $500 million, with approximately $280 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel, concrete and steel. Due to the relative short-term duration of our projects, we are generally able to include anticipated price increases in the cost of our bids.

Off Balance Sheet Arrangements

Currently our only off balance sheet arrangements are those discussed above under “Bonding Capacity” and those which arise in the normal course of business. These arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. See Note 18 – Commitments and Contingencies of Notes to Consolidated Financial Statements beginning on page F‑1 of this Annual Report on Form 10‑K.

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2019:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(in thousands)
Debt obligations	$73,290	$3,750	$9,750	$59,790	$—
Lease obligations	28,115	$9,374	10,437	4,089	4,215
Sale-leaseback arrangement (1)	17,929	482	1,527	1,806	14,114
Purchase obligations (2)	—	—	—	—	—
Total	$119,334	$13,606	$21,714	$65,685	$18,329

(1)	See Note 13 in the Notes to the Financial Statements (Part IV, Item 15 of this Form 10‑K) for further discussion on the Company’s Sale-leaseback arrangement.
(2)	Commitments pursuant to open purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

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

A summary of debt and other contractual obligations as of December 31, 2019 and December 31, 2018 is as follows:

	December 31, 2019	December 31, 2018
Credit facility, non-current maturities	$69,540	$77,500
Credit facility, current maturities	3,750	3,000
Total long-term debt	$73,290	$80,500
Outstanding letters of credits	$1,378	$814
Leasing arrangements	$28,115	$33,205
Other long-term liabilities	$20,436	$8,759

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

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Principles of the Notes to the Financial Statements (Part IV, Item 15 of this Form  10‑K) for further discussion.

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

Interest rate risk

At December 31, 2019, we had $73.3 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 4.64%. Also we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on the aggregate principal amount of the term loan component of the credit facility outstanding. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows. To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section beginning on page F‑1 of this Annual Report on Form 10‑K and is incorporated herein by reference.

Additionally, a two-year Summary of Selected Quarterly Financial Data (unaudited) is included in “Selected Quarterly Financial Data” under Item 6 - Selected Quarterly Financial Data.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Our management, including our principal executive officer and principal financial officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10‑K fairly present, in all material respects, our financial condition, results of operations and cash flows for the years presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Management, under the oversight of our principal executive officer and principal financial officer, and Audit Committee, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control - An Integrated Framework (“2013 Framework”). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance U.S. generally accepted accounting principles.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019.  KPMG LLP’s report appears on page F‑3 of this annual report on Form 10‑K.

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

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Richard L. Daerr, Jr.	75	Chairman of the Board	2007
Thomas N. Amonett	76	Director	2007
Margaret M. Foran	65	Director	2019
Austin J. Shanfelter	62	Director	2007
Mary E. Sullivan	63	Director	2019
Michael J. Caliel	60	Director	2019
Mark R. Stauffer	57	President, Chief Executive Officer and Director	1999
Robert L. Tabb	35	Vice President, Chief Financial Officer and Treasurer	2014
Peter R. Buchler	73	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009

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

The Company’s Consolidated Financial Statements at December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F‑1.

2.	Financial Statement Schedule

The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2019 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II – Schedule of Valuation and Qualifying Accounts

3.	Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 001‑33891)).

3.2

Amended and Restated Bylaws of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 001‑33891)).

* 4.1	Description of Registered Securities of Orion Group Holdings, Inc.
† 10 .1

Form of Indemnity Agreement for Directors and Certain Officers dated November 24, 2008 (incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on November 25, 2008 (File No. 001‑33891)).

† 10 .2

Orion Marine Group, Inc. 2007 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333‑145588)).

Exhibit Number	Description
† 10 .3

Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S‑1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333‑145588)).

† 10 .4

Orion Marine Group, Inc. 2011 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2011 (File No. 001‑33891)).

† 10 .5

Form of Stock Option Agreement Under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001‑33891)).

† 10 .6

Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001‑33891)).

† 10 .7

Executive Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001‑33891)).

† 10 .8

Orion Group Holdings, Inc. 2017 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2017 (File No. 001‑33891)).

† 10.9

Form of Stock Option Agreement under the 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001‑33891)).

† 10.10

Form of Restricted Stock Agreement under the 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001‑33891)).

† 10.11

Form of Performance Unit Agreement under the 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001‑33891)).

† 10.12

Summary of Non-Employee Director Compensation (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001‑33891)).

10.13

Real Estate Purchase and Sale Agreement (Jones Spoils Tracts, Harris County, TX) dated February 3, 2014, by and between PASADENA NITROGEN LLC, a Delaware limited liability company, as Seller, and CPB PROPERTIES, LLC, a Texas limited liability company, as Purchaser, and joined in by AGRIFOS HOLDINGS, INC., a Delaware corporation, effective February 26, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K/A filed with the Securities and Exchange Commission on March 4, 2014) (File No. 001‑33891).

† 10.14

Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Mark R. Stauffer (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 2, 2015)(File No. 001‑33891).

† 10.15

First Amendment, effective January 1, 2017, to Employment Agreement by and between Orion Group Holdings, Inc. and Mark Stauffer dated January 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on March 20, 2017 (File No. 001‑33891)).

† 10.16

Second Amendment, effective June 5, 2018, to Employment Agreement by and between Orion Group Holdings, Inc. and Mark Stauffer dated January 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on June 8, 2018 (File No. 001‑33891)).

Exhibit Number	Description
† 10.17

Third Amendment, effective June 19, 2019, to Employment Agreement by and between Orion Group Holdings, Inc. and Mark Stauffer dated January 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001‑33891)).

† 10.18

Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Peter R. Buchler (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 2, 2015) (File No. 001‑33891).

† 10.19

First Amendment, effective April 1, 2017, to Employment Agreement by and between Orion Group Holdings, Inc. and Peter R. Buchler dated January 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on April 5, 2017 (File No. 001‑33891)).

† 10.20

Second Amendment, effective June 5, 2018, to Employment Agreement by and between Orion Group Holdings, Inc. and Peter R. Buchler dated January 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on June 8, 2018 (File No. 001‑33891)).

† 10.21

Third Amendment, effective June 19, 2019, to Employment Agreement by and between Orion Group Holdings, Inc. and Peter R. Buchler dated January 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001‑33891)).

† 10.22

Employment Agreement dated September 30, 2015 between Orion Group Holdings, Inc., and Robert L. Tabb, as amended by the First Amendment, effective September 25, 2017 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001‑33891)).

† 10.23

Employment Agreement dated June 19, 2019 between Orion Group Holdings, Inc., and Robert L. Tabb (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001‑33891)).

10.24

Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015 (File No. 001‑33891)).

10.25

First Amendment, effective March 31, 2016, to the Credit Agreement dated as of August 5, 2015, among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time To Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31,2016, filed with the Securities and Exchange Commission on May 6, 2016 (File No. 001‑33891)).

10.26

Second amendment, effective June 30, 2017, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 3, 2017 (File No. 1‑33891)).

Exhibit Number	Description
10.27

Third amendment, effective September 30, 2017, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 9, 2017 (File No. 001‑33891)).

10.28

Fourth amendment, effective July 31, 2018, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018, filed with the Securities and Exchange Commission on August 3, 2018 (File No. 001‑33891)).

10.29

Fifth amendment, effective March 21, 2019, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on March 26, 2019 (File No. 001‑33891)).

10.30

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

* 21 .1	List of Subsidiaries.
* 23 .1	Consent of Independent Registered Public Accounting Firm -KPMG.
24 .1	Power of Attorney (included on signature page of this filing).
* 31 .1	Certification of CEO pursuant to Section 302.
* 31 .2	Certification of CFO pursuant to Section 302.
* 32 .1	Certification of CEO and CFO pursuant to Section 906.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith

†     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

February 28, 2020	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark R. Stauffer	President, Chief Executive Officer and	February 28, 2020
Mark R. Stauffer	Director

/s/ Robert L. Tabb	Vice President and Chief	February 28, 2020
Robert L. Tabb	Financial Officer

/s/ Richard L. Daerr, Jr.	Chairman of the Board	February 28, 2020
Richard L. Daerr, Jr.

/s/ Thomas N. Amonett	Director	February 28, 2020
Thomas N. Amonett

/s/ Margaret M. Foran	Director	February 28, 2020
Margaret M. Foran

/s/ Austin J. Shanfelter	Director	February 28, 2020
Austin J. Shanfelter

/s/ Mary E. Sullivan	Director	February 28, 2020
Mary E. Sullivan

/s/ Michael J. Caliel	Director	February 28, 2020
Michael J. Caliel

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

Houston, Texas

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Orion Group Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Houston, Texas

February 28, 2020

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and 2018

(In Thousands, Except Share and Per Share Information)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$128	$8,684
Restricted cash	958	—
Accounts receivable:
Trade, net of allowance of $2,600 and $4,280, respectively	116,540	77,641
Retainage	42,547	30,734
Income taxes receivable	962	467
Other current	2,680	4,257
Inventory	1,114	1,056
Costs and estimated earnings in excess of billings on uncompleted contracts	41,389	9,217
Prepaid expenses and other	5,647	5,000
Total current assets	211,965	137,056
Property and equipment, net of depreciation	132,348	148,003
Operating lease right-of-use assets, net of amortization	17,997	—
Financing lease right-of-use assets, net of amortization	7,896	—
Inventory, non-current	7,037	7,598
Intangible assets, net of amortization	12,147	14,787
Deferred income tax asset	85	—
Other non-current	5,369	5,426
Total assets	$394,844	$312,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$3,668	$2,946
Accounts payable:
Trade	70,421	42,023
Retainage	562	736
Accrued liabilities	16,966	18,840
Income taxes payable	1,523	—
Billings in excess of costs and estimated earnings on uncompleted contracts	48,781	21,761
Current portion of operating lease liabilities	5,043	—
Current portion of financing lease liabilities	2,788	—
Total current liabilities	149,752	86,306
Long-term debt, net of debt issuance costs	68,029	76,119
Operating lease liabilities	13,596	—
Financing lease liabilities	3,760	—
Other long-term liabilities	20,436	8,759
Deferred income tax liability	205	49
Interest rate swap liability	1,045	52
Total liabilities	256,823	171,285
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 30,303,395 and 29,611,989 issued; 29,592,164 and 28,900,758 outstanding at December 31, 2019 and December 31, 2018, respectively	303	296
Treasury stock, 711,231 shares, at cost, as of December 31, 2019 and December 31, 2018, respectively	(6,540)	(6,540)
Other comprehensive loss	(1,045)	(52)
Additional paid-in capital	182,523	179,742
Retained loss	(37,220)	(31,861)
Total stockholders’ equity	138,021	141,585
Total liabilities and stockholders’ equity	$394,844	$312,870

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2019	2018	2017
Contract revenues	$708,390	$520,894	$578,553
Costs of contract revenues	644,349	504,118	516,313
Gross profit	64,041	16,776	62,240
Selling, general and administrative expenses	61,012	53,197	56,640
Amortization of intangible assets	2,640	3,390	4,736
Gain on sale of assets, net	(1,804)	(3,306)	(674)
Goodwill impairment charges	—	69,483	—
Other gain from continuing operations	—	(5,448)	—
Operating income (loss)	2,193	(100,540)	1,538
Other (expense) income:
Other income	771	1,692	41
Interest income	353	136	11
Interest expense	(6,808)	(7,943)	(5,731)
Other expense, net	(5,684)	(6,115)	(5,679)
Loss before income taxes	(3,491)	(106,655)	(4,141)
Income tax expense (benefit)	1,868	(12,233)	(4,541)
Net (loss) income	$(5,359)	$(94,422)	$400

Basic (loss) income per share	$(0.18)	$(3.31)	$0.01
Diluted (loss) income per share	$(0.18)	$(3.31)	$0.01
Shares used to compute (loss) income per share:
Basic	29,322,054	28,518,353	28,029,936
Diluted	29,322,054	28,518,353	28,354,280

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In Thousands)

	Year ended December 31,
	2019	2018	2017
Net (loss) income	$(5,359)	$(94,422)	$400
Change in fair value of cash flow hedge, net of tax benefit of $228, net of tax benefit of $15, and net of tax expense of $53 for the years ended December 31, 2019, 2018 and 2017, respectively	(765)	(26)	356
Total comprehensive (loss) income	$(6,124)	$(94,448)	$756

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

	Common		Treasury		Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, January 1, 2017	28,405,850	$283	(711,231)	$(6,540)	$(382)	$171,079	$61,764	$226,204
Stock-based compensation	—	—	—	—	—	2,303	—	2,303
Deferred tax adjustment	—	—	—	—	—	—	683	683
Exercise of stock options	229,551	2	—	—	—	1,318	—	1,320
Issuance of restricted stock	345,913	3	—	—	—	(3)	—	—
Cash flow hedge, net of tax	—	—	—	—	356	—	—	356
Forfeiture of restricted stock	(120,353)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	400	400
Balance, December 31, 2017	28,860,961	$288	(711,231)	$(6,540)	$(26)	$174,697	$62,847	$231,266
Adoption of ASC 606 (Note 2)	—	—	—	—	—	—	(286)	(286)
Stock-based compensation	—	—	—	—	—	2,238	—	2,238
Exercise of stock options	488,303	5	—	—	—	2,810	—	2,815
Issuance of restricted stock	333,864	3	—	—	—	(3)	—	—
Cash flow hedge, net of tax	—	—	—	—	(26)	—	—	(26)
Forfeiture of restricted stock	(71,139)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(94,422)	(94,422)
Balance, December 31, 2018	29,611,989	$296	(711,231)	$(6,540)	$(52)	$179,742	$(31,861)	$141,585
Stock-based compensation	—	—	—	—	—	2,753	—	2,753
Exercise of stock options	7,021	—	—			35	—	35
Issuance of restricted stock	757,012	8	—	—	—	(8)	—	—
Cash flow hedge, net of tax	—	—	—	—	(993)	—	—	(993)
Forfeiture of restricted stock	(72,627)	(1)	—	—	—	1	—	—
Net loss	—	—	—	—	—	—	(5,359)	(5,359)
Balance, December 31, 2019	30,303,395	$303	(711,231)	$(6,540)	$(1,045)	$182,523	$(37,220)	$138,021

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(5,359)	$(94,422)	$400
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	26,096	31,799	29,491
Amortization of ROU operating leases	5,177	—	—
Amortization of ROU finance leases	2,312	—	—
Unamortized debt issuance costs upon debt modification	399	2,164	—
Amortization of deferred debt issuance costs	453	725	1,269
Deferred income taxes	71	(13,194)	(4,166)
Stock-based compensation	2,753	2,238	2,303
Gain on sale of property and equipment	(1,804)	(3,306)	(674)
Goodwill impairment charges	—	69,483	—
Allowance for doubtful accounts	—	4,280	—
Other gain from continuing operations	—	(5,448)	—
Change in operating assets and liabilities:
Accounts receivable	(51,709)	10,936	15,022
Income tax receivable	(495)	(128)	(952)
Inventory	503	647	89
Prepaid expenses and other	131	1,671	(226)
Costs and estimated earnings in excess of billings on uncompleted contracts	(32,172)	36,789	(6,030)
Accounts payable	28,894	(4,584)	(5,666)
Accrued liabilities	1,334	(5,301)	(1,519)
Operating lease liabilities	(5,843)	—	—
Income tax payable	1,523	(256)	(433)
Billings in excess of costs and estimated earnings on uncompleted contracts	27,020	(12,162)	5,225
Net cash (used in) provided by operating activities	(716)	21,931	34,133
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,015	3,234	6,826
Purchase of property and equipment	(17,199)	(17,714)	(10,729)
Acquisition of TBC	—	—	(6,000)
TBC acquisition adjustment	—	—	(557)
Contributions to CSV life insurance	(721)	(260)	(545)
Proceeds from return of investment	—	94	—
Insurance claim proceeds related to property and equipment	2,574	1,346	925
Net cash used in investing activities	(13,331)	(13,300)	(10,080)
Cash flows from financing activities:
Borrowings from Credit Facility	63,000	39,861	72,000
Payments made on borrowings from Credit Facility	(70,210)	(48,111)	(87,813)
Proceeds from sale-leaseback arrangement	18,210	—	—
Loan costs from Credit Facility	(1,680)	(861)	(779)
Capital lease liability	—	(2,737)	—
Payments of finance lease liabilities	(2,906)	—	—
Exercise of stock options	35	2,815	1,320
Net cash provided by (used in) financing activities	6,449	(9,033)	(15,272)
Net change in cash, cash equivalents and restricted cash	(7,598)	(402)	8,781
Cash, cash equivalents and restricted cash at beginning of period	8,684	9,086	305
Cash, cash equivalents and restricted cash at end of period	$1,086	$8,684	$9,086

Cash and cash equivalents	$128	$8,684	$9,086
Restricted cash	958	—	—
Total cash, cash equivalents and restricted cash shown above	$1,086	$8,684	$9,086

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,311	$4,819	4,413
Taxes, net of refunds	$578	$903	$1,008
Non-cash investing activity:
Capital lease expenditures included in accrued expenses	$—	$13,103	—

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019, 2018 and 2017

(Tabular Amounts in thousands, Except Share and per Share Amounts)

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

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation in the Company’s condensed consolidated statement of operations. As part of the Company’s Invest, Scale and Grow (“ISG”) initiative it realigned its project management personnel within the operating groups for the combined company. As a result of the realignment, beginning in the second quarter of 2019, the Company elected to classify certain project management costs in Cost of contract revenue in its Consolidated Statements of Operations (the “Statements of Operations”) to better represent how those costs are managed and controlled. For periods reported prior to the second quarter of 2019, certain project management costs were included in Selling, general and administrative (“SG&A”)

expenses. The Company’s SG&A expense for 2019 included project management costs of $1.1 million incurred in the first quarter of 2019, and SG&A expense for 2018 and 2017 included project management costs of $4.9 million and $4.7 million, respectively.

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

The following table summarizes the cumulative effect of the changes made to the Company’s unaudited Consolidated Balance Sheet as of January 1, 2018 from the adoption of Topic 606:

	Balance at	Adjustments	Balance at
	December 31,	Due to Topic	January 1,
	2017	606	2018
Assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$46,006	$1,383	$47,389
Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$33,923	$1,745	$35,668
Deferred income tax liability	13,243	(76)	13,167
Equity
Retained earnings	$62,847	$(286)	$62,561

The following tables summarize the impact of adopting Topic 606 on the Company’s Consolidated Balance Sheet as of December 31, 2018 and Statement of Operations for the year ended December 31, 2018:

		Balances Without
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher (Lower)
Assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$9,217	$10,040	$(823)
Liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$21,761	$22,886	$(1,125)
Deferred income tax liability	49	(57)	106
Equity
Retained earnings	$(31,861)	$(32,057)	$196

		Balances Without
		Adoption of	Effect of Change
	As Reported	Topic 606	Higher (Lower)
Contract revenues	$520,894	$519,769	$1,125
Cost of contract revenues	504,118	503,295	823
Gross profit	16,776	16,474	302
Income tax (benefit) expense	(12,233)	(12,339)	106
Net (loss) income	$(94,422)	$(94,618)	$196

Basic (loss) income per share	$(3.31)	$(3.32)	$0.01
Diluted (loss) income per share	$(3.31)	$(3.32)	$0.01

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed, or is partially completed and excludes unexercised contract options and potential orders. As of December 31, 2019, the aggregate amount of the remaining performance obligations was approximately $572.3 million. Of this amount, the Company expects to recognize $465.1 million, or 81%, in the next 12 months and the remaining balance thereafter.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at December 31, 2019 and 2018 consisted primarily of overnight bank deposits.

Restricted cash as of December 31, 2019 consisted of $1.0 million of collateral related to a marine project and is classified in current assets.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, less allowances for doubtful accounts. The Company has significant investments in billed and unbilled receivables as of December 31, 2019 and 2018. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. In establishing an allowance for doubtful accounts, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for doubtful accounts if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of December 31, 2019 and 2018, the Company has recorded an allowance for doubtful accounts of $2.6 million and $4.3 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at December 31, 2019 totaled $42.5 million, of which $11.0 million is expected to be collected beyond 2020. Retainage at December 31, 2018 totaled $30.7 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of December 31, 2019 or  2018, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of December 31, 2019 or December 31, 2018.

Leases

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, on a prospective basis, forgoing comparative reporting. The Company elected to utilize the transition guidance within the new standard, which allows the Company to carryforward the historical lease classification. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the standard resulted in the recording of additional net ROU operating lease assets of approximately $23.3 million and lease liabilities for operating leases of approximately $24.0 million on the Consolidated Balance Sheets as of January 1, 2019. The adoption of this guidance did not have an impact on net income. See Note 20 for more information regarding leases.

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. This assessment is updated on a periodic basis. See Note 16 for further discussion of the Company’s stock-based compensation plan.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its consolidated tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates.

See Note 14 for additional discussion of income taxes.

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

The accrued liability for insurance includes incurred but not reported claims of $3.7 million and $5.7 million at December 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues accounting standards and updates (each, an "ASU") from time to time to its Accounting Standards Codification (‘ASC’), which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable.  The guidance is effective for the Company’s fiscal year beginning January 1, 2020, including interim periods within that fiscal year.  Early adoption is permitted, although the Company does not intend to do so.  For the Company’s trade receivables, certain other receivables and certain other financial instruments, it will be required to use a new forward-looking “expected” credit loss model based on historical loss rates that will replace the existing “incurred” credit loss model, which will generally result in earlier recognition of allowances for credit losses.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements, but it does not anticipate the new standard will materially impact the financial statements.

During the periods presented in these financial statements, the Company implemented other new accounting pronouncements other than those noted above that are discussed in the notes where applicable.

3.Business Acquisitions

TBC Acquisition

On April 9, 2017, T.A.S. Commercial Concrete Construction, LLC, a wholly owned subsidiary of Orion Group Holdings, Inc. ("the Company") entered into a Stock Purchase Agreement ("the Agreement") for the purchase of all the issued and outstanding shares (the "shares") of Tony Bagliore Concrete, Inc. ("TBC"), a Texas corporation. The Company and the two sole shareholders of TBC closed the purchase transactions on April 10, 2017 (the "Closing Date"). Upon the terms of and subject to the conditions set forth in the Agreement, the total aggregate consideration paid on the Closing Date by the Company to the Sellers for the shares was $6.0 million in cash. In addition however, if certain target considerations were met in future periods, an additional cash payment of up to $2.0 million would become payable to the Seller.

The purpose of the acquisition was primarily to achieve growth by expanding the Company’s current service offerings in addition to expansion into new markets. The tangible assets acquired include accounts receivable, retainage and fixed assets.

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

The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill of $3.1 million arising from the acquisition consisted primarily of synergies and business opportunities that were expected to be realized from the purchase of TBC. The goodwill was not deductible for income tax purposes. In the fourth quarter of 2018, the Company’s annual goodwill impairment test indicated that its goodwill was fully impaired, primarily due to a decline in the Company’s market capitalization and as a result the goodwill related to the TBC acquisition was written off.

Finite-lived intangible assets acquired include customer relationships and contractual backlog. (See Note 10).

The fixed assets acquired include construction equipment as well as automobiles and trucks and will be depreciated in accordance with Company policy, generally three to 15 years.

As stated in the Agreement, the Company agreed to pay the sellers up to $2.0 million in cash, if earned, as additional purchase consideration. The seller’s right to receive the contingent consideration, if any, was to be based on the Company’s achievement of certain future financial targets. The Company measured the fair value of the contingent consideration at the Acquisition Date, and determined that fair value to be approximately $0.5 million, as shown in the table above. This amount of contingent liability was initially classified on the Consolidated Balance Sheets as an other long-term liability.  During 2019 it was determined that the financial targets had not been met.  The $0.5 million liability was removed from the balance sheet and reflected as component of other income in the Consolidated Statement of Operations.

4.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Year ended December 31,
	2019	2018
Marine Segment
Construction	$242,527	$156,925
Dredging	112,303	73,237
Specialty Services	14,308	13,721
Marine segment contract revenues	$369,138	$243,883

Concrete Segment
Light Commercial	$284,624	$215,628
Structural	54,497	60,926
Other	131	457
Concrete segment contract revenues	$339,252	$277,011

Total contract revenues	$708,390	$520,894

The Company has determined that it has two reportable segments pursuant to FASB ASC Topic 280, Segment Reporting, but has disaggregated its contract revenues in the above chart in terms of services provided within such segments. In making this determination, the Company considered the similar characteristics of its operations as discussed in Note 1. Additionally, as discussed, both the marine and concrete segments have limited contracts with multiple performance obligations. The Company’s contracts often combine multiple services, such as engineering, dredging, diving and construction, into one distinct finished product which is transferred to the customer. These contracts are often estimated and bid as one project and evaluated as to performance as one project, not by individual services performed by each. Both the marine and concrete segments have a single chief operating decision maker (“CODM”) for the entire segment, not by service lines of the segments. Resources are allocated by segment and financial and budgetary information is compiled and reviewed by segment, not service line.

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

5.Concentration of Risk and Enterprise Wide Disclosures

In both reportable segments accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner.

The table below presents the concentrations of current receivables (trade and retainage) at December 31, 2019 and December 31, 2018, respectively:

	December 31, 2019		December 31, 2018
Federal Government	$4,765	3%	$2,319	2%
State Governments	5,864	4%	916	1%
Local Governments	41,944	26%	30,187	28%
Private Companies	106,514	67%	74,953	69%
Total receivables	$159,087	100%	$108,375	100%

At December 31, 2019 and 2018, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the years ended December 31, 2019, 2018 and 2017.

	2019	%	2018	%	2017	%
Federal Government	$46,425	6%	$42,143	8%	$63,823	11%
State Governments	47,831	7%	30,470	6%	42,613	7%
Local Government	212,958	30%	107,478	21%	91,591	16%
Private Companies	401,176	57%	340,803	65%	380,526	66%
Total contract revenues	$708,390	100%	$520,894	100%	$578,553	100%

In the years ended December 31, 2019, 2018 and 2017, no single customer exceeded 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 1.6%, 2.3% and 1.6% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively, and were primarily located in the Caribbean Basin and Mexico.

6.Contracts in Progress

Contracts in progress are as follows at December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
Costs incurred on uncompleted contracts	$884,244	$461,144
Estimated earnings	144,160	73,170
	1,028,404	534,314
Less: Billings to date	(1,035,796)	(546,858)
	$(7,392)	$(12,544)
Included in the accompanying Consolidated Balance Sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$41,389	$9,217
Billings in excess of costs and estimated earnings on uncompleted contracts	(48,781)	(21,761)
	$(7,392)	$(12,544)

Included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $0.1 million and $1.1 million at December 31, 2019 and 2018, respectively, related to claims and unapproved change orders. See Note 2 - Summary of Significant Accounting Principles to the Company’s consolidated financial statements for discussion of  the accounting for these claims.

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

7.Property and Equipment

The following is a summary of property and equipment at December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
Automobiles and trucks	$2,161	$1,709
Building and improvements	44,278	43,628
Construction equipment	153,147	161,113
Vessels and other equipment	84,022	90,217
Office equipment	8,652	8,061
	292,260	304,728
Less: Accumulated depreciation	(196,973)	(195,373)
Net book value of depreciable assets	95,287	109,355
Construction in progress	1,198	2,785
Land	35,863	35,863
	$132,348	$148,003

At December 31, 2018, the Company had $9.2 million of assets, net of accumulated depreciation, under capital leases which are reflected in the above table.

For the years ended December 31, 2019, 2018 and 2017, depreciation expense was $23.5 million, $28.4 million and $24.8 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 12).

Substantially all of the Company’s long-lived assets are located in the United States.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. Approximately $6.4 million were classified as held for sale on the Company’s Consolidated Balance Sheet at December 31, 2016. During the year ended December 31, 2017, approximately $5.4 million of these assets were sold for cash of $4.5 million. The difference of $0.9 million is classified as a loss on the sale of assets on the Consolidated Statements of Operations. The remaining assets held for sale of $1.0 million was classified as a total loss as a result of Hurricane Harvey. Insurance claims of approximately $0.9 million were received in the fourth quarter of 2017. The difference of $0.1 million is classified as a loss on disposal of assets on the Consolidated Statements of Operations. No assets remained as held for sale on the Company’s Consolidated Balance Sheet at December 31, 2019 or December 31, 2018.

8.Inventory

Current inventory at both December 31, 2019 and 2018 of $1.1 million consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at December 31, 2019 and 2018 totaled $7.0 million and $7.6 million, respectively, and consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company’s assets to reduce equipment downtime.

9.Fair Value

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Cash surrender value of life insurance policy	$2,714	—	2,714	—
Liabilities:
Derivatives	$1,045	—	1,045	—
December 31, 2018
Assets:
Cash surrender value of life insurance policy	$1,993	—	1,993	—
Liabilities:
Derivatives	$79	—	79	—

The Company’s derivatives, which are comprised of interest rate swaps, are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and credit risk adjustments, that are necessary to reflect the probability of default by us or the counterparty. These derivatives are classified as a Level 2 measurement within the fair value hierarchy. See Note 12 for additional information on the Company’s derivative instrument.

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of December 31, 2019. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at December 31, 2019 and 2018 approximated its carrying value of $73.3 million and $80.5 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

10.Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in goodwill recorded by the Company during the periods ended December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Beginning balance, January 1	$—	$69,483
Impairments	—	(69,483)
Ending balance	$—	$—

In the fourth quarter of 2018, the Company’s annual goodwill impairment test indicated that its goodwill was fully impaired, primarily due to a decline in the Company’s market capitalization and as a result it incurred a goodwill impairment charge of $69.5 million with $33.8 million related to the Marine segment and $35.7 million related to the Concrete segment.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	December 31,	December 31,
	2019	2018
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(27,345)	$(23,955)
Current year amortization	(2,640)	(3,390)
Total accumulated amortization	(29,985)	(27,345)

Net finite-lived intangible assets, end of period	$5,255	7,895
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$12,147	$14,787

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017, and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the year ended December 31, 2019, $2.6 million of amortization expense was recognized for these assets. In 2019 and 2018, the Company evaluated the useful lives of these finite-lived intangible assets and no change was needed.

Future expense remaining of approximately $5.3 million will be amortized as follows:

2020	2,069
2021	1,521
2022	1,239
2023	389
2024	37
$5,255

Additionally, the Company has one indefinite-lived intangible asset, a trade name, which is tested for impairment annually on October 31, or whenever events or circumstances indicate that the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name’s carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property it does not have to "rent" the asset and is, therefore, "relieved" from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. The impairment test concluded that the fair value of the trade name was in excess of the carrying value, therefore no impairment was recorded.

11.Accrued Liabilities

Accrued liabilities at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Accrued salaries, wages and benefits	$7,323	$6,492
Accrual for insurance liabilities	3,714	5,680
Sales taxes	3,021	2,178
Property taxes	389	924
Sale-leaseback arrangement	482	—
Accounting and audit fees	267	—
Interest	76	—
Capital lease liability (1)	—	3,045
Other accrued expenses	1,694	521
Total accrued liabilities	$16,966	$18,840

(1)	December 31, 2018 balance relates to capital leases accounted for under ASC 840 and prior to the adoption of ASC 842 as of January 1, 2019.

12.Long-term Debt and Line of Credit

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

The yearly weighted average interest rate for the Credit Facility as of December 31, 2019 was 5.41%.

The Company’s obligations under debt arrangements consisted of the following:

	December 31, 2019			December 31, 2018
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Term loan - current	$3,750	$(82)	$3,668	$3,000	$(54)	$2,946
Total current debt	3,750	(82)	3,668	3,000	(54)	2,946
Revolving line of credit	36,000	(782)	35,218	22,000	(213)	21,787
Term loan - long-term	33,540	(729)	32,811	55,500	(1,168)	54,332
Total long-term debt	69,540	(1,511)	68,029	77,500	(1,381)	76,119
Total debt	$73,290	$(1,593)	$71,697	$80,500	$(1,435)	$79,065

(1)	Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth, Fifth, and Sixth Amendments to the Credit Agreement.

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

The maturity date for amounts drawn under the revolving line of credit is the earlier of the Facility termination date of July 31, 2023, or the date the outstanding balance is permanently reduced to zero. Prior to the fourth quarter of 2018, the Company classified amounts drawn as current liabilities based on an intent and ability to repay the amounts using current assets within the next twelve months. During the fourth quarter of 2018, the Company determined it no longer has the intent to repay amounts drawn within the next twelve months. As of December 31, 2019, the Company determined that it still does not have the intent to repay amounts drawn within the next twelve months. Therefore, the Company has classified the entire outstanding balance of the revolving line of credit as non-current.

As of December 31, 2019, the outstanding balance for all borrowings under the revolving line of credit was $36.0 million, where $32.0 million was designated as an Adjusted LIBOR Rate Loan at a weighted average rate of 4.50% and $4.0 million was designated as a Base Rate Loan at a rate of 6.50%. There were also $1.4 million in outstanding letters of credit as of December 31, 2019, which reduced the maximum borrowing availability on the revolving line of credit to $12.6 million as of December 31, 2019. During 2019, the Company drew down $63.0 million for general corporate purposes and made payments of $49.0 million on the revolving line of credit which resulted in a net increase of $14.0 million.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At December 31, 2019, the outstanding term loan component of the Credit Facility totaled $37.3 million and was secured by specific assets of the Company.

The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2020	3,750
2021	4,500
2022	5,250
2023	23,790
$37,290

During 2019 the Company made the scheduled quarterly principal payments of $3.0 million, and an additional principal paydown of $18.2 million with proceeds from a sale-leaseback arrangement. The current portion of debt is $3.8 million and the non-current portion is $33.5 million. As of December 31, 2019, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 4.50%.

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

- Fiscal Year Ending December 31, 2019 : $21.7 million.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company expects to meet its future internal liquidity and working capital needs and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of December 31, 2019.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There were a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 and will hedge the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive (loss) income and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps as of December 31, 2019 is approximately $1.0 million. The fair market value of the swaps as of December 31, 2019 is reflected as a liability of $1.0 million on the Consolidated Balance Sheets. See Note 9 for more information regarding the fair value of the Company’s derivative instruments.

13.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Sale-leaseback arrangement	$17,447	$—
Accrual for insurance liabilities	2,989	2,355
Capital lease liability (1)	—	5,189
Deferred rent	—	759
Contingent consideration - TBC acquisition	—	456
Total other long-term liabilities	$20,436	$8,759

(1)	December 31, 2018 balance relates to capital leases accounted for under ASC 840 and prior to the adoption of ASC 842 as of January 1, 2019.

Sale-Leaseback Arrangement

On September 27, 2019, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its 17300 & 17140 Market Street location in Channelview, Texas (the “Property”) for a purchase price of $19.1 million. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has two consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale-leaseback. The Company recorded a liability for the amounts received, will continue to depreciate the non-land portion of the asset, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease term. Concurrently with the sale, the Company paid $18.2 million towards the Term loan portion of the Company’s Credit Facility, consistent with terms of the Sixth Amendment.

14.Income Taxes

The following table presents the components of our consolidated income tax (benefit) expense for the years ended December 31, 2019, 2018 and 2017:

	Current	Deferred	Total
Year ended December 31, 2019
U.S. Federal	$—	$—	$—
State and local	716	$104	$820
Foreign	1,081	(33)	1,048
	$1,797	$71	$1,868
Year ended December 31, 2018
U.S. Federal	$(12)	$(12,664)	$(12,676)
State and local	183	$(471)	$(288)
Foreign	731	—	731
	$902	$(13,135)	$(12,233)
Year ended December 31, 2017
U.S. Federal (a)	$(780)	$(3,986)	$(4,766)
State and local	550	(180)	370
Foreign	(145)	—	(145)
	$(375)	$(4,166)	$(4,541)

(a)	Includes a $5.9 million net benefit recorded in the fourth quarter of 2017 resulting from the enactment of the Act on December 22, 2017.

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2019	2018	2017
Statutory amount (computed at 21% in 2019 and 2018 and 35% in 2017)	$(733)	$(22,398)	$(1,449)
Re-measurement of deferred tax assets (a)	—	—	(7,451)
Valuation allowance on foreign tax credits (a)	1,081	593	1,514
State income tax, net of federal benefit	991	(1,922)	168
Permanent differences, other	461	1,550	505
Permanent differences, incentive stock options	311	(24)	447
Valuation allowance, other	(166)	10,384	(77)
Uncertain tax provision	—	—	1,614
Other	(77)	(416)	188
Consolidated income tax provision	$1,868	$(12,233)	$(4,541)
Consolidated effective tax rate	(53.5)%	11.5%	109.7%

(a)	In 2017, represents impact resulting from the enactment of the Act on December 22, 2017.

In the year ended 2019, the Company’s effective tax rate differed from the statutory rate of 21% primarily due to the recording of an additional valuation allowance to offset net operating loss carryforwards and foreign tax credits generated during the period, foreign taxes, state income taxes and the non-deductibility of certain permanent items.

In the year ended 2018, the Company’s effective tax rate differed from the statutory rate of 21% primarily due to recording an $11.0 million, or $0.39 per share, valuation allowance against the Company’s net deferred tax assets, including net operating losses and foreign tax credits. The Company also recorded tax expense of $1.2 million related to the $69.5 million goodwill impairment. Additionally, the Company recorded tax expense related to permanent differences from meals and entertainment.

In the year ended 2017, the Company’s effective tax rate differed from the statutory rate of 35% primarily due to the impact of the Act enacted on December 22, 2017. We recorded a net tax benefit of $5.9 million, or $0.21 per share, resulting from the re-measurement of the Company’s net deferred tax liabilities to reflect the new, lower U.S. corporate income tax rate of 21%, partially offset by the addition of a partial valuation allowance recorded against existing foreign tax credit carryforwards not expected to be utilized in future tax years. This net tax benefit was partially offset by the addition of an uncertain tax position reserve as well as tax expense for permanent differences associated with incentive stock options and meals and entertainment.

Deferred Taxes

The Company’s deferred tax assets and liabilities are as follows:

	Long Term
	As of December 31,
	2019	2018
Assets related to:
Accrued liabilities	$1,030	$1,105
Intangible assets	3,020	3,054
Net operating loss carryforward	15,246	15,970
Non-qualified stock options	586	672
Foreign tax credits	2,570	1,489
Goodwill	7,232	8,200
Leases	9,038	—
Other	1,347	2,684
Total gross deferred tax assets	40,069	33,174
Less valuation allowance	(16,960)	(15,815)
Total net deferred tax assets	23,109	17,359
Liabilities related to:
Depreciation and amortization	(22,634)	(16,974)
Other	(595)	(434)
Total deferred tax liabilities	(23,229)	(17,408)
Net deferred tax liabilities	$(120)	$(49)

The Company has net operating loss carryforwards for federal income tax purposes of $44.1 million as of December 31, 2019, which are available to reduce future taxable income. The amount of net operating loss that arose before the 2018 tax year is $7.5 million.  These net operating losses will expire beginning 2032 and continuing through 2037.  In addition, the Company has $36.6 million of net operating losses that arose after the 2017 tax year.  These carryforwards last for an indefinite period of time but are limited to offset 80% of taxable income in any given year.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. According to ASC subtopic 740‑10, the Company’s three-year cumulative loss is a significant piece of objective evidence. This objective evidence is weighed more heavily than the Company’s subjective positive evidence such as our estimated future taxable income and growth. Therefore, as of December 31, 2019, the Company continued to maintain a valuation allowance of $17.0 million.  This includes an increase of $1.1 million during the year ended December 31, 2019 primarily to offset the value of additional foreign tax credits generated during the year.

Uncertain Tax Benefits

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2013-2019. As of December 31, 2019, the Company has recorded unrecognized tax benefits of $1.6 million for any uncertain tax positions. The Company does not expect that unrecognized tax benefits as of December 31, 2019 for certain federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. Our uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

The change in the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the years ended December 31, 2019 and 2018 are reconciled in the table below:

	2019	2018
Balances at beginning of the year	$1,614	$1,614
Additions based on tax position related to current year	—	—
Additions based on tax positions related to prior years	—	—
Reductions based on tax positions related to current year	—	—
Reductions based on tax positions related to prior years	—	—
Settlements with tax authorities	—	—
Lapse of statute of limitations	—	—
Balance at the end of year	$1,614	$1,614

The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2019, 2018 and 2017. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with U.S. GAAP.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2020.

15.Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the years ended December 31, 2019, 2018 and 2017, the Company had 1,636,656, 1,938,967, and 2,274,908, securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the years ended December 31, 2019 and 2018. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Year ended December 31,
	2019	2018	2017
Basic:
Weighted average shares outstanding	29,322,054	28,518,353	28,029,936
Diluted:
Total basic weighted average shares outstanding	29,322,054	28,518,353	28,029,936
Effect of potentially dilutive securities:
Common stock options	—	—	324,344
Total weighted average shares outstanding assuming dilution	29,322,054	28,518,353	28,354,280

16.Stock-Based Compensation

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

Restricted Stock

The following table summarizes the restricted stock activity under the Company’s equity incentive plans :

		Weighted
	Number	Average
	of	Fair Value
	Shares	Per Share
Nonvested at January 1, 2017	372,306	$5.66
Granted	345,913	$7.22
Vested	(225,406)	$7.25
Forfeited/repurchased shares	(120,353)	$6.08
Nonvested at December 31, 2017	372,460	$6.01
Granted	333,864	$7.47
Vested	(217,244)	$6.61
Forfeited/repurchased shares	(71,139)	$6.85
Nonvested at December 31, 2018	417,941	$7.04
Granted	757,012	$2.52
Vested	(585,754)	$3.74
Forfeited/repurchased shares	(72,627)	$6.05
Nonvested at December 31, 2019	516,572	$4.29

Independent directors receive equity compensation in the form of grants. In January 2019, two new independent directors each received equity compensation grants of 8,427 shares, with a fair value of $4.45 per share. In May 2019, the Company’s independent directors each received equity compensation grants of 45,918 shares, with a fair value of $1.96 per share. In October 2019, a new independent director received an equity compensation grant of 14,218 shares, with a fair value of $4.22 per share. In May 2018, the Company’s independent directors each received equity compensation grants of 12,064 shares, with a fair value of $7.46 per share. In May 2017, the Company’s independent directors each received equity compensation grants of 12,465 shares, with a fair value of $7.22 per share.

In March 2019, the Company granted an executive of the Company 168,350 shares of restricted common stock, which vested one-third at March 31, June 30, and September 30, 2019, respectively. The fair value of all shares awarded on the date of the grant was $2.97 per share. In May 2019, certain officers and executives of the Company were awarded 62,500 shares with a vesting period of three years and a fair value of $1.96 per share. In July 2019, certain officers and executives of the Company were awarded 46,500 shares with a vesting period of three years and a fair value of $3.66. In December 2019, certain officers and executives of the Company were awarded 31,500 shares with a vesting period of three years and a fair value of $5.08 per share. In May 2018, certain officers and executives of the Company were awarded 203,752 shares with a vesting period of three years and a fair value of $7.46 per share. In July 2018 an executive was awarded 2,769 shares of restricted common stock with a fair value of $9.03 per share. Additionally, in 2017, certain officers and executives of the Company were awarded 213,643 shares with a vesting period of three years and a weighted average fair value of $7.22 per share.

Performance Stock

In May 2019, the Company awarded certain executives 187,500 shares of performance stock. The performance-based stock will potentially vest 50% if the target is met, with 25% each vesting on the second and third anniversary of the grant, with 100% of the shares to be earned based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all shares awarded on the date of the grant was $1.96 per share. In May 2018, the Company awarded certain executives 67,023 shares of performance based stock, which will potentially vest at the end of fiscal 2021, with 100% of the shares to be earned based on the achievement of an objective, tiered return on invested capital measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all shares awarded on the date of the grant was $7.46 per share. In May 2017, the Company awarded certain executives 69,945 shares of performance based stock, which vest based on the achievement of an objective return on invested capital measured over a two-year performance period covering the 2018 and 2019 fiscal years. The fair value on the date of grant was $7.22 per share.

Stock Options

The following table summarizes the stock option activity under the Company’s equity incentive plans:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of	Price	Life	Intrinsic
	Shares	Per Share	(Years)	Value
Outstanding at January 1, 2017	2,349,446	$8.39
Granted	425,204	$7.22
Exercised	(229,551)	$5.75
Forfeited	(633,978)	$10.36
Outstanding at December 31, 2017	1,911,121	$7.79
Granted	374,215	$7.49
Exercised	(488,303)	$5.76
Forfeited	(132,252)	$7.89
Outstanding at December 31, 2018	1,664,781	$8.31
Granted	—	$—
Exercised	(7,021)	$4.94
Forfeited	(192,994)	$15.26
Outstanding at December 31, 2019	1,464,766	$7.41

Vested and expected to vest at December 31, 2019	1,460,181	$7.41	4.78	$91
Exercisable at December 31, 2019	1,293,830	$7.41	4.34	$91

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

	2018	2017
Weighted average grant-date fair value of options granted	$2.78	$7.22
Risk-free interest rate	2.65%	1.46%
Expected volatility	52%	48%
Expected term of options (in years)	3.0	3.0
Dividend yield	—%	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants. The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for the years presented is based on the exercise history.

For years ended December 31, 2019, 2018 and 2017, compensation expense related to stock based awards outstanding for the periods was $2.8 million, $2.2 million and $2.3 million, respectively. The Company applies a 3.2% and 5.5% forfeiture rate, which gets compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis.

During the year ended December 31, 2018, certain officers and executives of the Company were awarded 374,215 options with a vesting period of three years and a weighted average exercise price of $7.49 per share. During the year ended December 31, 2017, certain officers and executives of the Company were awarded 425,204 options with a vesting period of three years and a weighted average exercise price of $7.22 per share.

In the year ended December 31, 2019, the Company received proceeds of less than $0.1 million upon the exercise of 7,021 options. In the year ended December 31, 2018, the Company received proceeds of approximately $2.8 million upon the exercise of 488,303 options. In the year ended December 31, 2017, the Company received proceeds of $1.3 million upon the exercise of 229,551 options.

As of December 31, 2019, total unrecognized compensation expense related to unvested stock and options was approximately  $2.0 million, which is expected to be recognized over a period of approximately 1.5 years.

	2019	2018	2017
Total intrinsic value of options exercised	$—	$1,286	$706
Total fair value of shares vested	$769	$705	$855

17.Employee Benefits

All of the Company’s marine segment employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pre-tax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2019, 2018 and 2017 the Company contributed $1.3 million, $1.4 million and $1.4 million, respectively to the Plan.

All of the Company’s concrete segment employees except Leads, Helpers, Laborers, Finishers, Formsetters, Carpenters, Rodbusters, Patchmen, Equipment Operators, Field Engineering Trainees and certain Highly Compensated Employees are eligible to participate in the AGC Southwest Chapters 401(k) Retirement Plan, a multiple employer plan, after completing three months of service. Each participant may contribute up to the annual IRS limit. The Company matches 50% on the first 6% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a five-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the year ended December 31, 2019, 2018 and 2017, the Company contributed $0.1 million, $0.2 million and $0.4 million, respectively.

The Company’s contributes to several multi-employer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;
•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
•	If the Company chooses to stop participating in its multi-employer plans, it may be required to pay a withdrawal liability based on the underfunded status of the plan.

The following table presents the Company’s participation in these plans:

		Pension Protection							Expiration
		Act ("PPA")							of
	Employer	Certified Zone Status		FIP/RP					Collective
	Identification	(1)		Status	Contributions			Surcharge	Bargaining
Pension Trust Fund	Number	2019	2018	P/I (2)	2019	2018	2017	Imposed	Agreement
International Union of Operating Engineers - Employers Construction Industry Retirement Plan - Local 302 and 612 Trust Funds	91-6028571	Green	Green	N/A	$3,021	$2,482	$1,974	—	2022
Washington Laborers	91-6022315	Green	Green	N/A	$30	$—	$—	—	2023
Carpenters Retirement Plan of Western Washington	91-6029051	Green	Green	N/A	$695	$932	$693	—	2022
Cement Masons & Plasterers Trust Funds	91-6066773	Green	Green	N/A	$2	$—	$—	—	2023
Washington-Idaho-Montana Carpenters-Employers Retirement Trust Fund	91-6123987	Yellow	Yellow	I	$36	$—	$—	—	2021
Engineers - AGC Retirement Trust of the Inland Empire	91-6070237	Yellow	Yellow	I	$20	$—	$—	—	2021
Alaska Carpenters Trust Fund	92-0120866	Yellow	Green	I	$377	$328	$396	—	2021
Alaska Laborers Trust Fund	91-6028298	Yellow	Yellow	I	$552	$321	$218	—	2020

(1)

The most recent PPA zone status available in 2019 and 2018 is for the plan’s year end during 2018 and 2017, respectively.  Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2)	The FIP/RP Status P/I column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending ("P"), or implemented ("I").

There are currently no plans to withdraw from any of the multi-employer plans in which the Company participates.

18.Commitments and Contingencies

The Company and one former and two current officers are named defendants in a class action lawsuit filed on April 11, 2019 in the United States District Court for the Southern District of Texas, Houston Division, seeking unstated compensatory damages under the federal securities laws allegedly arising from materially false and misleading statements during the period of March 13, 2018 to March 18, 2019. The complaint asserts, among other things, that the current and former officers caused the Company to overstate goodwill in certain periods; overstate accounts receivable; that the company lacked effective internal controls over financial reporting related to goodwill impairment testing and accounts receivable; and that as a result the required adjustments to goodwill and accounts receivable materially impacted the company’s financial statements causing the company’s stock price to be artificially inflated during the class period. The Company has responded to the complaint, considers all of these allegations without merit and is vigorously contesting the allegations.

In addition, from time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, civil penalties or other losses, or injunctive or declaratory relief and on rare occasions punitive damages. With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these or any other proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows, or financial condition

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Consolidated Balance Sheets. As of December 31, 2019, the current portion of the notes receivable was $0.8 million and the non-current portion was $2.5 million, net of $0.3 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

As a result of charges brought in September 2015 and October 2016 by the Houston Police Department, Environmental Enforcement, two subsidiaries of the Company were indicted at the request of the Harris County, Texas District Attorney’s

Office by a duly organized Grand Jury of Harris County, Texas for separate but similar violations of the Texas Water Code, allegedly arising from the handling of construction concrete at certain work sites. Specifically, in each case the Company was charged with unlawfully, intentionally or knowingly discharging a waste or pollutant and is subject to a maximum fine of $250,000. The Company considers both cases without merit. However, without admitting to fault, the Company has, in both cases, agreed to diversion agreements under which the charges were dismissed, without prosecution, upon our payment of fines. None of these allegations nor the costs of defense, taken separately or as a whole, is expected to have a material impact on the Company’s balance sheet or its liquidity.

19.Segment Information

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

	Year Ended	Year Ended

	December 31, 2019	December 31, 2018
Marine
Contract revenues	$369,138	$243,883
Operating income (loss)	1,057	(61,012)
Depreciation and amortization expense	(19,889)	(22,657)

Total assets	$264,681	$190,503
Property, plant and equipment, net	114,873	128,168

Concrete
Contract revenues	$339,252	$277,011
Operating (loss) income	1,136	(39,528)
Depreciation and amortization expense	(8,519)	(9,142)

Total assets	$130,163	$122,367
Property, plant and equipment, net	17,475	19,835

There were $1.2 million in intersegment revenues between the Company’s two reportable segments for the year ended December 31, 2019. There were $2.5 million in intersegment revenues between the Company’s two reportable segments for the year ended December 31, 2018. The marine segment had foreign revenues of $11.4 million and $12.2 million, respectively, for the years ended December 31, 2019 and 2018. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

20.Leases

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

Finance and operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease term includes options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

The Company’s lease arrangements have lease and non-lease components. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases recorded on the balance sheet consists of the following:

December 31,
Leases	2019
Assets
Operating lease right-of-use assets, net (1)	$17,997
Financing lease right-of-use assets, net (2)	7,896
Total assets	$25,893
Liabilities
Current
Operating	$5,043
Financing	2,788
Total current	7,831
Noncurrent
Operating	13,596
Financing	3,760
Total noncurrent	17,356
Total liabilities	$25,187

(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $5.2 million as of December 31, 2019.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $6.2 million as of December 31, 2019

Other information related to lease term and discount rate is as follows:

December 31,
2019
Weighted Average Remaining Lease Term (in years)
Operating leases	5.30
Financing leases	1.18
Weighted Average Discount Rate
Operating leases (1)	4.80%
Financing leases	5.10%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows:

Year Ended
December 31, 2019
Operating lease costs:
Operating lease cost	$6,930
Short-term lease cost (1)	2,001
Financing lease costs:
Interest on lease liabilities	362
Amortization of right-of-use assets	2,312
Total lease cost	$11,605

(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,887
Operating cash flows for finance leases	$362
Financing cash flows for finance leases	$2,906
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$25,743
ROU assets obtained in exchange for new financing lease liabilities	$1,021

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2020	$5,802	$3,572
2021	4,327	3,190
2022	2,871	49
2023	2,250	41
2024	1,791	7
Thereafter	4,215	—
Total future minimum lease payments	21,256	6,859
Less - amount representing interest	2,617	311
Present value of future minimum lease payments	18,639	6,548
Less - current lease obligations	5,043	2,788
Long-term lease obligations	$13,596	$3,760

21.Related Party Transactions

Upon the completion of the TAS acquisition, the Company entered into a lease arrangement with an entity in which an employee owns an interest. This lease is for office space and yard facilities used by the concrete segment. Annual lease expense was approximately $478,000 for the year ending December 31, 2017. Due to the resignation of this employee, these transactions ceased to be related party transactions as of July 31, 2017.

22.Selected Quarterly Financial Data (Unaudited)

The following tables set forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2019. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)
2019
Revenues	$143,105	$165,985	$199,507	$199,793	$708,390
Gross profit	9,082	14,977	20,893	19,089	64,041
Operating (loss) income	(6,177)	(423)	6,092	2,701	2,193
(Loss) income before income taxes	(7,331)	(1,773)	4,506	1,107	(3,491)
Net (loss) income	(7,924)	(1,633)	4,039	159	(5,359)
(Loss) earnings per share:
Basic	$(0.27)	$(0.06)	$0.14	$0.01	$(0.18)
Diluted	$(0.27)	$(0.06)	$0.14	$0.01	$(0.18)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)
2018
Revenues	$136,843	$159,767	$125,073	$99,211	$520,894
Gross profit (loss)	14,695	19,462	4,825	(22,206)	16,776
Operating income (loss)	7,069	4,591	(7,405)	(104,795)	(100,540)
Income (loss) before income taxes	5,590	3,909	(9,427)	(106,727)	(106,655)
Net income (loss)	4,101	2,249	(6,356)	(94,416)	(94,422)
Earnings (loss) per share:
Basic	$0.15	$0.08	$(0.22)	$(3.32)	$(3.31)
Diluted	$0.14	$0.08	$(0.22)	$(3.32)	$(3.31)

ORION GROUP HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at the	Charged to		Balance at the
	Beginning of	Revenue, Cost		End of
Description	the Period	or Expense	Deduction	the Period
Year ended December 31, 2017
Provision for doubtful accounts	$—	$—	$—	$—
Reserve for losses on uncompleted contracts	$—	$—	$—	$—
Year ended December 31, 2018
Provision for doubtful accounts	$—	$4,280	$—	$4,280
Reserve for losses on uncompleted contracts	$—	$22,770	$—	$22,770
Year ended December 31, 2019
Provision for doubtful accounts	$4,280	$—	$1,680	$2,600
Reserve for losses on uncompleted contracts	$22,770	$2,455	$14,300	$10,925