Form 10-Q
period 2020-03-31
Orion Group Holdings Inc
filed 2020-05-01
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act) ☐ Yes ☑ No

There were 29,774,169 shares of common stock outstanding as of April 30, 2020.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended March 31, 2020

Part

PART  I.FINANCIAL INFORMATION

ITEM  1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$12,591	$128
Restricted cash	931	958
Accounts receivable:
Trade, net of allowance for credit losses of $3,011 and $2,600, respectively	104,641	116,540
Retainage	40,109	42,547
Income taxes receivable	1,154	962
Other current	1,930	2,680
Inventory	1,229	1,114
Costs and estimated earnings in excess of billings on uncompleted contracts	31,433	41,389
Prepaid expenses and other	4,874	5,647
Total current assets	198,892	211,965
Property and equipment, net of depreciation	129,115	132,348
Operating lease right-of-use assets, net of amortization	17,715	17,997
Financing lease right-of-use assets, net of amortization	15,608	7,896
Inventory, non-current	7,140	7,037
Intangible assets, net of amortization	11,631	12,147
Deferred income tax asset	80	85
Other non-current	4,639	5,369
Total assets	$384,820	$394,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$4,040	$3,668
Accounts payable:
Trade	47,255	70,421
Retainage	817	562
Accrued liabilities	17,547	16,966
Income taxes payable	1,245	1,523
Billings in excess of costs and estimated earnings on uncompleted contracts	53,412	48,781
Current portion of operating lease liabilities	5,174	5,043
Current portion of financing lease liabilities	4,567	2,788
Total current liabilities	134,057	149,752
Long-term debt, net of debt issuance costs	66,030	68,029
Operating lease liabilities	13,211	13,596
Financing lease liabilities	9,227	3,760
Other long-term liabilities	19,831	20,436
Deferred income tax liability	213	205
Interest rate swap liability	2,029	1,045
Total liabilities	244,598	256,823
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 30,485,400 and 30,303,395 issued; 29,774,169 and 29,592,164 outstanding at March 31, 2020 and December 31, 2019, respectively	305	303
Treasury stock, 711,231 shares, at cost, as of March 31, 2020 and December 31, 2019, respectively	(6,540)	(6,540)
Other comprehensive loss	(2,029)	(1,045)
Additional paid-in capital	182,983	182,523
Retained loss	(34,497)	(37,220)
Total stockholders’ equity	140,222	138,021
Total liabilities and stockholders’ equity	$384,820	$394,844

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Contract revenues	$166,620	$143,105
Costs of contract revenues	146,862	134,023
Gross profit	19,758	9,082
Selling, general and administrative expenses	15,869	14,975
Amortization of intangible assets	516	658
Gain on sale of assets, net	(992)	(374)
Operating income (loss)	4,365	(6,177)
Other (expense) income:
Other income	97	23
Interest income	40	148
Interest expense	(1,402)	(1,325)
Other expense, net	(1,265)	(1,154)
Income (loss) before income taxes	3,100	(7,331)
Income tax expense	377	593
Net income (loss)	$2,723	$(7,924)

Basic earnings (loss) per share	$0.09	$(0.27)
Diluted earnings (loss) per share	$0.09	$(0.27)
Shares used to compute income (loss) per share:
Basic	29,653,409	28,927,406
Diluted	29,655,557	28,927,406

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	March 31,
	2020	2019
Net income (loss)	$2,723	$(7,924)
Change in fair value of cash flow hedge, net of tax benefit of $226 and $80 for the three months ended March 31, 2020, and March 31, 2019, respectively.	(758)	(284)
Total comprehensive income (loss)	$1,965	$(8,208)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Common		Treasury		Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2019	30,303,395	$303	(711,231)	$(6,540)	$(1,045)	$182,523	$(37,220)	$138,021
Stock-based compensation	—	—	—	—	—	462	—	462
Issuance of restricted stock	185,356	2	—	—	—	(2)	—	—
Forfeiture of restricted stock	(3,351)	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(984)	—	—	(984)
Net income	—	—	—	—	—	—	2,723	2,723
Balance, March 31, 2020	30,485,400	$305	(711,231)	$(6,540)	$(2,029)	$182,983	$(34,497)	$140,222

	Common		Treasury		Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total
Balance, December 31, 2018	29,611,989	$296	(711,231)	$(6,540)	$(52)	$179,742	$(31,861)	$141,585
Stock-based compensation	—	—	—	—	—	664	—	664
Exercise of stock options	7,021	—	—	—	—	35	—	35
Issuance of restricted stock	185,204	1	—	—	—	(1)	—	—
Forfeiture of restricted stock	(18,207)	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(284)	—	—	(284)
Net loss	—	—	—	—	—	—	(7,924)	(7,924)
Balance, March 31, 2019	29,786,007	$297	(711,231)	$(6,540)	$(336)	$180,440	$(39,785)	$134,076

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,723	$(7,924)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating activities:
Depreciation and amortization	6,192	6,471
Amortization of ROU operating leases	1,673	1,435
Amortization of ROU finance leases	700	569
Amortization of deferred debt issuance costs	123	84
Deferred income taxes	13	34
Stock-based compensation	462	664
Gain on sale of property and equipment	(992)	(374)
Allowance for credit losses	411	—
Change in operating assets and liabilities:
Accounts receivable	13,511	(9,296)
Income tax receivable	(192)	(133)
Inventory	(218)	210
Prepaid expenses and other	1,540	255
Costs and estimated earnings in excess of billings on uncompleted contracts	9,956	(5,916)
Accounts payable	(22,911)	474
Accrued liabilities	(543)	(1,683)
Operating lease liabilities	(1,348)	(1,435)
Income tax payable	(278)	533
Billings in excess of costs and estimated earnings on uncompleted contracts	4,631	14,104
Net cash provided by (used in) operating activities	15,453	(1,928)
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,302	400
Purchase of property and equipment	(2,753)	(3,862)
Contributions to CSV life insurance	(38)	(301)
Insurance claim proceeds related to property and equipment	1,164	—
Net cash used in investing activities	(325)	(3,763)
Cash flows from financing activities:
Borrowings from Credit Facility	5,000	11,000
Payments made on borrowings from Credit Facility	(6,750)	(10,750)
Loan costs from Credit Facility	—	43
Payments of finance lease liabilities	(942)	(696)
Exercise of stock options	—	35
Net cash used in financing activities	(2,692)	(368)
Net change in cash, cash equivalents and restricted cash	12,436	(6,059)
Cash, cash equivalents and restricted cash at beginning of period	1,086	8,684
Cash, cash equivalents and restricted cash at end of period	$13,522	$2,625

Cash and cash equivalents	$12,591	$2,625
Restricted cash	931	—
Total cash, cash equivalents and restricted cash shown above	$13,522	$2,625

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$942	$1,190
Taxes, net of refunds	$648	$151

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in thousands, Except Share and per Share Amounts)

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10‑Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this report should also read the Company’s condensed consolidated financial statements and the notes thereto included in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 (“2019 Form 10‑K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in its 2019 Form 10‑K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation in the Company’s condensed consolidated statement of operations. As part of the Company’s Invest, Scale and Grow (“ISG”) initiative it realigned its project management personnel within the operating groups for the combined company. As a result of the realignment, beginning in the second quarter of 2019, the Company has elected to classify certain project management costs in Cost of contract revenue in its Condensed Consolidated Statements of Operations (the “Statements of Operations”) to better represent how those costs are managed and controlled. For periods reported prior to the second quarter of 2019, certain project management costs were included in Selling, general and administrative (“SG&A”) expenses. The Company’s SG&A expense for 2019 included project management costs of $1.1 million incurred in the first quarter of 2019.

2.Summary of Significant Accounting Policies

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates.

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

•	Revenue recognition from construction contracts;
•	Accounts receivable and allowance for credit losses;
•	Property, plant and equipment;
•	Leases;
•	Finite and infinite-lived intangible assets, testing for indicators of impairment;
•	Stock-based compensation;

•	Income taxes; and
•	Self-insurance

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

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of March 31, 2020, the aggregate amount of the remaining performance obligations was approximately $609.5 million. Of this amount, the Company expects to recognize $542.1 million, or 89%, in the next 12 months and the remaining balance thereafter.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at March 31, 2020 and December 31, 2019 consisted primarily of overnight bank deposits.

Restricted cash as of March 31, 2020 and December 31, 2019, consisted of $0.9 million and $1.0 million, respectively, of collateral related to a marine project and is classified in current assets.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company has significant investments in billed and unbilled receivables as of March 31, 2020 and December 31, 2019. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2020 and December 31, 2019, the Company has recorded an allowance for credit losses of $3.0 million and $2.6 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at March 31, 2020 totaled $40.1 million, of which $6.0 million is expected to be collected beyond March 31, 2021. Retainage at December 31, 2019 totaled $42.5 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense except to the extent they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of March 31, 2020 or December 31,  2019.

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

Inventory

Current inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or net realizable value. Where shipping and handling costs are incurred by the Company, these charges are included in inventory and charged to cost of contract revenue upon use. Non-current inventory consists of spare parts (including engines, cutters and gears) that require special order or long-lead times for manufacture or fabrication but must be kept on hand to reduce downtime. Refer to Note 7 for more information regarding inventory.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of March 31, 2020 or December 31, 2019.

Leases

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, on a prospective basis, forgoing comparative reporting. The Company elected to utilize the transition guidance within the new standard, which allows the Company to carryforward the historical lease classification. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the standard resulted in the recording of additional net ROU operating lease assets of approximately $23.3 million and lease liabilities for operating leases of approximately $24.0 million on the Condensed Consolidated Balance Sheets as of January 1, 2019. The adoption of this guidance did not have an impact on net income. See Note 18 for more information regarding leases.

Intangible Assets

Intangible assets that have finite lives are amortized. In addition, the Company evaluates the remaining useful life of intangible assets in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization. If the estimate of an intangible asset’s remaining life is changed, the remaining carrying value of such asset is amortized prospectively over that revised remaining useful life. Intangible assets that have infinite lives are not amortized but are subject to impairment testing at least annually or more frequently if events or circumstances indicate that the asset may be impaired.

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

See Note 13 for additional discussion of income taxes.

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

The marine segment maintains five levels of excess loss insurance coverage, totaling $200 million in excess of primary coverage. The marine segment’s excess loss coverage responds to all key marine liability policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million. The concrete segment maintains five levels of excess loss insurance coverage, totaling $200 million in excess of primary coverage. The concrete segment’s excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted.

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

Separately, the Company’s marine segment employee health care is not covered by primary insurance, with claims being paid out of general assets of the Company and the insurance program being currently administered by a third party. The administrator has purchased appropriate stop-loss coverage. Losses on these policies up to the deductible amounts are accrued based upon reported claims incurred, and an estimate of claims incurred but not reported. The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss.  Actual claims may vary from estimates. Any adjustments to such reserves are included in the Condensed Consolidated Results of Operations in the period in which they become known. The Company’s concrete segment employee health care is provided through two policies. A fully funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, is expected to receive a partial refund after the policy expiration.

The accrued liability for insurance includes incurred but not reported claims of $3.1  million and $3.7 million at March 31, 2020 and December 31, 2019, respectively.

Accounting Standards Adopted in 2020

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable.  The Company adopted the new standard on January 1, 2020. For the Company’s trade receivables, certain other receivables and certain other financial instruments, the Company is required to use a new forward-looking “expected” credit loss model based on historical loss rates that replaced the prior “incurred” credit loss model, which generally results in earlier recognition of allowances for credit losses. Adoption of the standard resulted in no adjustment for credit losses as the impact was immaterial; however, subsequently primarily as a result of the COVID-19 pandemic additional bad debt expense of approximately $0.4 million was recorded as of March 31, 2020.

3.Revenue

Contract revenues are recognized when ownership of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended March 31,
	2020	2019
Marine Segment
Construction	$53,140	$33,636
Dredging	30,899	26,167
Specialty Services	1,910	1,684
Marine segment contract revenues	$85,949	$61,487

Concrete Segment
Structural	$21,236	$11,491
Light Commercial	59,433	70,096
Other	2	31
Concrete segment contract revenues	$80,671	$81,618

Total contract revenues	$166,620	$143,105

The Company has determined that it has two reportable segments pursuant to FASB ASC Topic 280, Segment Reporting, but has disaggregated its contract revenues in the above chart in terms of services provided within such segments. In making this determination, the Company considered the similar characteristics of its operations as discussed in Note 1. Additionally, as discussed, both the marine and concrete segments have a limited number of contracts with multiple performance obligations. The Company’s contracts often combine multiple services, such as engineering, dredging, diving and construction, into one distinct finished product that is transferred to the customer. These contracts are often estimated and bid as one project and evaluated as to performance as one project, not by individual services performed under such contracts. Both the marine and concrete segments have a single chief operating decision maker (“CODM”) for the entire segment, not the service lines of the segments. Resources are allocated by segment and financial and budgetary information is compiled and reviewed by segment, not service line.

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

4.Concentration of Risk and Enterprise Wide Disclosures

Accounts receivable in both reportable segments include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner.

The table below presents the concentrations of current receivables (trade and retainage) at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020		December 31, 2019
Federal Government	$1,340	1%	$4,765	3%
State Governments	3,703	2%	5,864	4%
Local Governments	31,094	21%	41,944	26%
Private Companies	111,624	76%	109,114	67%
Gross receivables	147,761	100%	161,687	100%
Allowance for credit losses	(3,011)		(2,600)
Net receivables	$144,750		$159,087

At March 31, 2020 two customers in the Private Companies category accounted for 22.3% of total current receivables. At December 31, 2019, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three months ended March 31, 2020 and 2019, respectively:

	Three months ended March 31,
	2020	%	2019	%
Federal Government	$5,319	3%	$10,277	7%
State Governments	12,232	7%	4,055	3%
Local Government	52,012	31%	44,430	31%
Private Companies	97,057	58%	84,343	59%
Total contract revenues	$166,620	100%	$143,105	100%

In the three months ended March 31, 2020 and 2019, no single customer exceeded 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 2.4% and 0.4% of total revenues for the three months ended March 31, 2020 and 2019, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Costs incurred on uncompleted contracts	$949,578	$884,244
Estimated earnings	162,348	144,160
	1,111,926	1,028,404
Less: Billings to date	(1,133,905)	(1,035,796)
	$(21,979)	$(7,392)
Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$31,433	$41,389
Billings in excess of costs and estimated earnings on uncompleted contracts	(53,412)	(48,781)
	$(21,979)	$(7,392)

Included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $0.2 million and $0.1 million at March 31, 2020 and December 31, 2019, respectively, related to claims and unapproved change orders. See Note 2 - Summary of Significant Accounting Policies to the Company’s condensed consolidated financial statements for discussion of the accounting for these claims.

Contract costs include all direct costs, such as materials and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Incentive fees, if available, are billed to the customer based on the terms and conditions of the contract. Pending claims are recognized as an increase in contract revenue only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. Changes in job performance and job conditions, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined, without regard to the percentage of completion.

6.Property and Equipment

The following is a summary of property and equipment at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Automobiles and trucks	$2,100	$2,161
Building and improvements	44,337	44,278
Construction equipment	150,544	153,147
Vessels and other equipment	82,284	84,022
Office equipment	8,670	8,652
	287,935	292,260
Less: Accumulated depreciation	(196,008)	(196,973)
Net book value of depreciable assets	91,927	95,287
Construction in progress	1,325	1,198
Land	35,863	35,863
	$129,115	$132,348

For the three months ended March 31, 2020 and 2019, depreciation expense was $5.7 million and $5.8 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Inventory

Current inventory at both March 31, 2020 and December 31, 2019 of $1.2 million and $1.1 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at March 31, 2020 and December 31, 2019 totaled $7.1 million and $7.0 million, respectively, and consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company’s assets to reduce equipment downtime.

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
March 31, 2020
Assets:
Cash surrender value of life insurance policy	$2,339	—	2,339	—
Liabilities:
Derivatives	$2,029	—	2,029	—
December 31, 2019
Assets:
Cash surrender value of life insurance policy	$2,714	—	2,714	—
Liabilities:
Derivatives	$1,045	—	1,045	—

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of March 31, 2020. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at March 31, 2020 and December 31, 2019  approximated its carrying value of $71.5 million and $73.3 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Goodwill and Intangible Assets

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	March 31,	December 31,
	2020	2019
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(29,985)	$(27,345)
Current year amortization	(516)	(2,640)
Total accumulated amortization	(30,501)	(29,985)

Net finite-lived intangible assets, end of period	$4,739	5,255
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$11,631	$12,147

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three months ended March 31, 2020, $0.5 million of amortization expense was recognized for these assets.

Future expense remaining of approximately $4.7 million will be amortized as follows:

2020	1,553
2021	1,521
2022	1,239
2023	389
2024	37
$4,739

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

10.Accrued Liabilities

Accrued liabilities at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Accrued salaries, wages and benefits	$9,194	$7,323
Accrual for insurance liabilities	3,106	3,714
Sales taxes	2,141	3,021
Property taxes	579	389
Sale-leaseback arrangement	498	482
Accounting and audit fees	307	267
Interest	62	76
Other accrued expenses	1,660	1,694
Total accrued liabilities	$17,547	$16,966

11.Long-term Debt and Line of Credit

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

The quarterly weighted average interest rate for the Credit Facility as of March 31, 2020 was 4.44%.

The Company’s obligations under debt arrangements consisted of the following:

	March 31, 2020			December 31, 2019
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Term loan - current	$4,125	$(85)	$4,040	$3,750	$(82)	$3,668
Total current debt	4,125	(85)	4,040	3,750	(82)	3,668
Revolving line of credit	35,000	(719)	34,281	36,000	(782)	35,218
Term loan - long-term	32,415	(666)	31,749	33,540	(729)	32,811
Total long-term debt	67,415	(1,385)	66,030	69,540	(1,511)	68,029
Total debt	$71,540	$(1,470)	$70,070	$73,290	$(1,593)	$71,697

(1)	Total debt issuance costs include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth, Fifth, and Sixth Amendments to the Credit Agreement.

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

The maturity date for amounts drawn under the revolving line of credit is the earlier of the Facility termination date of July 31, 2023, or the date the outstanding balance is permanently reduced to zero. Prior to the fourth quarter of 2018, the Company classified amounts drawn as current liabilities based on an intent and ability to repay the amounts using current assets within the next twelve months. During the fourth quarter of 2018, the Company determined it no longer has the intent to repay amounts drawn within the next twelve months. As of March 31, 2020, the Company determined that it still does not have the intent to repay amounts drawn within the next twelve months. Therefore, the Company has classified the entire outstanding balance of the revolving line of credit as non-current.

As of March 31, 2020, the outstanding balance for all borrowings under the revolving line of credit was $35.0 million, designated as an Adjusted LIBOR Rate Loan at a weighted average rate of 3.56%. There were also $2.1 million in outstanding letters of credit as of March 31, 2020, which reduced the maximum borrowing availability on the revolving line of credit to $12.9 million as of March 31, 2020. During the three months ended March 31, 2020, the Company drew down $5.0 million for general corporate purposes and made payments of $6.0 million on the revolving line of credit which resulted in a net decrease of $1.0 million.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At March 31, 2020, the outstanding term loan component of the Credit Facility totaled $36.5 million and was secured by specific assets of the Company.

The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2020	3,000
2021	4,500
2022	5,250
2023	23,790
$36,540

During the three months ended March 31, 2020 the Company made the scheduled quarterly principal payment of $0.8 million. The current portion of debt is $4.1 million, and the non-current portion is $32.4 million. As of March 31, 2020, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 3.75%.

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

The Company expects to meet its future internal liquidity and working capital needs and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of March 31, 2020.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There was a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 and will hedge the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the comparative periods ended March 31, 2020 and March 31, 2019, as reflected in other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity, is approximately $1.0 million and $0.3 million. The fair market value of the swaps as of March 31, 2020 is reflected as a liability of $2.0 million on the Condensed Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

12.Other Long-Term Liabilities

Other long-term liabilities at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,2020	December 31, 2019
Sale-leaseback arrangement	$17,285	$17,447
Deferred compensation	2,131	2,528
Accrual for insurance liabilities	415	461
Total other long-term liabilities	$19,831	$20,436

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

13.Income Taxes

The Company’s effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income (loss) for the full year and records a quarterly tax provision in accordance with the anticipated annual rate. Income tax expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2020	2019
Income tax expense (benefit)	$377	$593
Effective tax rate	12.2%	(8.1)%

The effective rate for the three months ended March 31, 2020 differed from the Company’s statutory federal rate of 21% primarily due to movement in the valuation allowance to offset foreign tax credits and net operating loss carryforwards, foreign taxes, state income taxes and the non-deductibility of certain permanent items.

During the year ended December 31, 2019 the Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended September 30, 2019 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at March 31, 2020 remains appropriate.

The Company does not expect that unrecognized tax benefits as of March 31, 2020 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended March 31, 2020 and 2019, the Company had 1,458,225 and 1,748,489 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three months ended March 31, 2020 and 2019. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2020	2019
Basic:
Weighted average shares outstanding	29,653,409	28,927,406
Diluted:
Total basic weighted average shares outstanding	29,653,409	28,927,406
Effect of potentially dilutive securities:
Common stock options	2,148	—
Total weighted average shares outstanding assuming dilution	29,655,557	28,927,406

15.Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s  stock incentive plans, which include the balance of shares remaining under the 2011 Long Term Incentive Plan (the "2011 LTIP") and 2017 Long Term Incentive Plan (the "2017 LTIP"), which was approved by shareholders in May 2017 and authorized the maximum aggregate number of shares to be issued of 2,400,000. In general, the Company’s 2017 LTIP provides for grants of restricted stock and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant. Option terms are specified at each grant date but generally are 10 years from the date of issuance. Options generally vest over a three to five-year period.

The Company applies a 3.2% and a 5.5% forfeiture rate, which is compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis.

In the three months ended March 31, 2020 and 2019, compensation expense related to stock-based awards outstanding was $0.5 million and $0.7 million, respectively.

In February 2020, the Company granted an executive of the Company 15,121 shares of restricted common stock, which vested immediately on the date of grant. The fair value of all shares awarded on the date of grant was $4.96 per share.

In March 2020, certain officers and executives of the Company were awarded 170,235 shares with a vesting period of three years and a fair value of $3.73 per share.

In the three months ended March 31, 2020, there were no options exercised. In the three months ended March 31, 2019, 7,021 options were exercised, generating proceeds to the Company of less than $0.1 million.

At March 31, 2020, total unrecognized compensation expense related to unvested stock and options was approximately $2.2 million, which is expected to be recognized over a period of approximately two years.

16.Commitments and Contingencies

The Company and one former and two current officers are named defendants in a class action lawsuit filed on April 11, 2019 in the United States District Court for the Southern District of Texas, Houston Division, seeking unstated compensatory damages under the federal securities laws allegedly arising from materially false and misleading statements during the period of March 13, 2018 to March 18, 2019. The complaint asserts, among other things, that the current and former officers caused the Company to overstate goodwill in certain periods; overstate accounts receivable; that the company lacked effective internal controls over financial reporting related to goodwill impairment testing and accounts receivable; and that as a result certain adjustments to goodwill and accounts receivable materially impacted the company’s financial statements, which in turn caused the company’s stock price to be artificially inflated during the class period. The Company has responded to the complaint, considers all of these allegations without merit and is vigorously contesting the allegations.

In addition, from time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, civil penalties or other losses, or injunctive or declaratory relief and on rare occasions punitive damages. With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these or any other proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows, or financial condition

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Condensed Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Condensed Consolidated Balance Sheets. As of March 31, 2020, the current portion of the notes receivable was $0.8 million and the non-current portion was $2.3 million, net of $0.3 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

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

	Three months ended
	March 31,
	2020	2019
Marine
Contract revenues	$85,949	$61,487
Operating income (loss)	$2,855	$(6,456)
Depreciation and amortization expense	$(4,776)	$(4,946)

Total assets	$255,311	$213,162
Property, plant and equipment, net	$112,384	$118,596

Concrete
Contract revenues	$80,671	$81,618
Operating income	$1,510	$279
Depreciation and amortization expense	$(2,116)	$(2,094)

Total assets	$129,509	$127,220
Property, plant and equipment, net	$16,731	$18,245

There were $2.3 million and less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the three months ended March 31, 2020 and 2019, respectively. The marine segment had foreign revenues of $4.0 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases recorded on the balance sheet consists of the following:

	March 31,	December 31,
Leases	2020	2019
Assets
Operating lease right-of-use assets, net (1)	$17,715	$17,997
Financing lease right-of-use assets, net (2)	15,608	7,896
Total assets	$33,323	$25,893
Liabilities
Current
Operating	$5,174	$5,043
Financing	4,567	2,788
Total current	9,741	7,831
Noncurrent
Operating	13,211	13,596
Financing	9,227	3,760
Total noncurrent	22,438	17,356
Total liabilities	$32,179	$25,187

(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $6.4 million as of March 31, 2020.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $6.6 million as of March 31, 2020.

Other information related to lease term and discount rate is as follows:

	March 31,	December 31,
	2020	2019
Weighted Average Remaining Lease Term (in years)
Operating leases	5.18	5.30
Financing leases	4.88	1.18
Weighted Average Discount Rate
Operating leases (1)	4.80%	4.80%
Financing leases	4.83%	5.10%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease costs:
Operating lease cost	$1,614	$1,701
Short-term lease cost (1)	1,161	68
Financing lease costs:
Interest on lease liabilities	106	103
Amortization of right-of-use assets	700	569
Total lease cost	$3,581	$2,441

(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,585	$1,674
Operating cash flows for finance leases	$106	$103
Financing cash flows for finance leases	$942	$696
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$2,076	$23,431
ROU assets obtained in exchange for new financing lease liabilities	$8,412	$—

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2020 (excluding the three months ended March 31, 2020)	$4,521	$3,935
2021	4,723	4,650
2022	3,215	1,030
2023	2,375	1,500
2024	1,818	703
Thereafter	4,161	3,810
Total future minimum lease payments	20,813	15,628
Less - amount representing interest	2,428	1,834
Present value of future minimum lease payments	18,385	13,794
Less - current lease obligations	5,174	4,567
Long-term lease obligations	$13,211	$9,227

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the  customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019 (“2019 Form 10‑K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this quarterly report on Form 10‑Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2019 audited consolidated financial statements and notes thereto included in our 2019 Form 10‑K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10‑K and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report.

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

First quarter 2020 Recap and 2020 Outlook

In the quarter ended March 31, 2020, we recorded revenues of $166.6 million, of which $85.9 million was attributable to our marine segment and the remaining $80.7 million to our concrete segment. In addition, we ended the quarter with a consolidated backlog of $609.5 million. Our revenues in the quarter increased by 16.4% as compared with the comparable prior year period and we recorded net income of $2.7 million, as compared with a net loss of $7.9 million in the comparable prior year period.

Looking toward the balance of 2020, the Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth and greenfield expansion.

The spread of COVID-19 has impacted the global economy, leaving supply chains disrupted. As the world uses tactics like “social distancing” and “stay at home orders” to slow and stop the spread of COVID-19, demand destruction has led to increased unemployment and to the weakening of consumer confidence.   Although to date the Company hasn’t experienced materially negative impacts from COVID-19, such as widespread project stoppage/cancelations or a slowdown/stoppage of accounts receivables collections, the timing of future awards could create gaps in the Company’s project delivery schedule across quarterly periods.

Federal and State governments have increased spending as part of efforts to mitigate the impact of COVID-19 on the economy.  The amount and timing of such spending will be directly impacted by the duration of required efforts to contain COVID-19 and the severity of the negative impacts created by the virus and its effect on the economy.  The Company will continue to track and monitor any developments on a federal infrastructure bill which could potentially create bid opportunities for the Company.

Marine Segment

Demand for our marine construction services continues, given our differentiated capabilities and service offering within the space. We continue to see bid opportunities to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. However, we are closely monitoring the short and long-term cruise line capital expenditures as their current demand has been negatively impacted by COVID-19. Further, while we currently see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy, we recognize that the timing of project awards may be impacted as a result of depressed oil prices. Over the long-term, we expect to see bid opportunities in this sector from petrochemical-related businesses, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities will also remain over the long-term, many of which are related to the widened Panama Canal. Additionally, bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the “RESTORE Act”) may arise throughout 2020 and into 2021. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers.

In the long-term, we see positive trends in demands for our services in our end markets, including:

•	Continuing need to repair and improve degrading U. S. marine infrastructure;

•	Long-term demand from downstream energy-related companies will be driven by larger capital projects, as well as maintenance call-out work;

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

•	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;

•	Funding for highways and transportation under the FAST Act, which provides authority through 2020;

•	Nearly $5 billion of federal funding provided by the USACE in connection with disaster recovery in Texas; and,

•	Potential opportunities related to the impending federal infrastructure bill.

Concrete Segment

Demand for our concrete segment’s services continues, although timing of certain new project releases could be delayed as a result of COVID-19 related macroeconomic impacts. We currently see long-term demand for our concrete construction services in the Texas building sector as Texas’ four major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for population and business growth. Population growth throughout our markets continues to drive new distribution centers, education facilities, office expansion, retail and grocery establishments, new multi-family housing units, and structural towers for business, residential or mixed-use purposes.  The diversified Texas economy provides us with multiple sources of bid opportunities. Additional demand for concrete services in our markets could be provided by work as part of a federal infrastructure bill.

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

Backlog as of the periods ended below are as follows (in millions):

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Marine segment	$362.2	$340.7	$404.3	$477.0	$219.4
Concrete segment	247.3	231.6	226.2	184.0	192.1
Consolidated	$609.5	$572.3	$630.5	$661.0	$411.5

Three months ended March 31, 2020, compared with three months ended March 31, 2019

	Three months ended March 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues	$166,620	100.0%	$143,105	100.0%
Cost of contract revenues	146,862	88.1%	134,023	93.7%
Gross profit	19,758	11.9%	9,082	6.3%
Selling, general and administrative expenses	15,869	9.6%	14,975	10.4%
Amortization of intangible assets	516	0.3%	658	0.5%
Gain on sale of assets, net	(992)	(0.6)%	(374)	(0.3)%
Operating income (loss)	4,365	2.6%	(6,177)	(4.3)%
Other (expense) income:
Other income	97	0.1%	23	—%
Interest income	40	—%	148	0.1%
Interest expense	(1,402)	(0.8)%	(1,325)	(0.9)%
Other expense, net	(1,265)	(0.7)%	(1,154)	(0.8)%
Loss before income tax expense (benefit)	3,100	1.9%	(7,331)	(5.1)%
Income tax expense (benefit)	377	0.3%	593	0.4%
Net (loss) income	$2,723	1.6%	$(7,924)	(5.5)%

Contract Revenues. Contract revenues for the three months ended March 31, 2020 of $166.6 million increased approximately 16.4% as compared to $143.1 million in the prior year period. The increase was primarily attributable to increased project execution in the marine segment, partially offset by a slight decline in revenue in the concrete segment.

Gross Profit.  Gross profit was $19.8 million for the three months ended March 31, 2020, compared to $9.1 million in the prior year period, an increase of $10.7 million. Gross margin in the first quarter was 11.9% of total contract revenues as compared to 6.3% in the prior year period. The increase in gross profit dollars and percentage were primarily driven by execution related margin expansion on certain projects and increased asset and human capital utilization, resulting in higher absorption of fixed costs.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $15.9 million for the three months ended March 31, 2020 compared to $15.0 million in the prior year period, an increase of $0.9 million, or 6.0%. As a percentage of total contract revenues, SG&A expenses decreased from 10.4% to 9.5%.  The increase in SG&A dollars was primarily attributable to the full ratable accrual of the incentive compensation plan.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

See Note 11 for additional discussion of the amended syndicated credit agreement, also known as the Sixth Amendment, executed in May 2019.

Income Tax Expense (Benefit). We recorded tax expense of $0.4 million in the three months ended March 31, 2020, compared to tax expense of $0.6 million in the prior year period. Our effective tax rate for the three months ended March 31, 2020 was 12.2%, which differs from the federal statutory rate of 21% primarily due to movement in the valuation allowance to offset foreign tax credits and net operating loss carryforwards, foreign taxes, state income taxes and the non-deductibility of certain permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues:

Segment Comparison

	Three months ended March 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$53,511	62.3%	$46,009	74.8%
Private sector	32,438	37.7%	15,478	25.2%
Marine segment total	$85,949	100.0%	$61,487	100.0%
Concrete segment
Public sector	$16,052	19.9%	$12,753	15.6%
Private sector	64,619	80.1%	68,865	84.4%
Concrete segment total	$80,671	100.0%	$81,618	100.0%
Total	$166,620		$143,105

Operating income (loss)
Marine segment	$2,855	3.3%	$(6,456)	(10.5)%
Concrete segment	1,510	1.9%	279	0.3%
Total	$4,365		$(6,177)

Three months ended March 31, 2020 compared with three months ended March 31, 2019

Marine Segment

Revenues for our marine segment for the three months ended March 31, 2020 were $85.9 million compared to $61.5 million for the three months ended March 31, 2019, an increase of $24.4 million, or 39.8%. This increase is primarily attributable to execution on the larger volume of work in our backlog and the mix of additional dredging work.

Operating income for our marine segment for the three months ended March31, 2020 was $2.9 million, compared to an operating loss of $6.5 million for the three months ended March 31, 2019, an increase of $9.4 million. This increase in operating income (loss) was primarily due to execution on the larger volume of work in our backlog and the mix of additional dredging work.

Concrete Segment

Revenues for our concrete segment for the three months ended March 31, 2020 were $80.7 million compared to $81.6 million for the three months ended March 31, 2019, a decrease of $0.9 million, or 1.2%. This decrease in revenue was primarily due to an overall decrease in cubic yard production on our projects.

Operating income for our concrete segment for the three months ended March 31, 2020 was $1.5 million, compared to operating income of $0.3 million for the three months ended March 31, 2019, an increase of $1.2 million. This increase in operating income was primarily due to the improvement in man-hours per cubic yard production.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At March 31, 2020, our working capital was $64.8 million, as compared with $62.2 million at December 31, 2019. As of March 31, 2020, we had unrestricted cash on hand of $12.6 million. Our borrowing capacity at March 31, 2020 was approximately $12.9 million.

We expect to meet our future internal liquidity and working capital needs and maintain or replace our equipment fleet through capital expenditure purchases and major repairs, from funds generated by our operating activities for at least the next 12 months. We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three months ending March 31, 2020 and 2018:

	Three months ended
	March 31,
	2020	2019
Net income (loss)	$2,723	$(7,924)
Adjustments to remove non-cash and non-operating items	8,582	8,883
Cash flow from net income after adjusting for non-cash and non-operating items	11,305	959
Change in operating assets and liabilities (working capital)	4,148	(2,887)
Cash flows provided by (used in) operating activities	$15,453	$(1,928)
Cash flows used in investing activities	$(325)	$(3,763)
Cash flows used in financing activities	$(2,692)	$(368)

Capital expenditures (included in investing activities above)	$(2,753)	$(3,862)

Operating Activities. During the three months ended March 31, 2020, we generated approximately $15.5 million in cash from our operating activities. The net cash inflow is comprised of $11.3 million of cash inflows from net income, after adjusting for non-cash items and $4.2 million of cash inflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a net inflow of $14.6 million pursuant to the relative timing and significance of project progression and billings during the period and a $9.4 million outflow related to an increase in our net position of accounts receivable and accounts payable.

Investing Activities. Capital asset additions and betterments to our fleet were $2.8 million in the three months ended March 31, 2020, as compared with $3.9 million in the three months ended March 31, 2019. The changes are primarily a result of the timing of purchase of capital assets.

Financing Activities. During the three months ended March 31, 2020, we drew down $5.0 million from our revolving line of credit. Additionally, we repaid $6.0 million on our revolving line of credit, as well as made the regularly scheduled debt payment on the term loan of $0.8 million.

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

See Note 11 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company’s Debt.

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

The Company expects to meet its future internal liquidity and working capital needs and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of March 31, 2020.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There was a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 and will hedge the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the comparative periods ended March 31, 2020 and March 31, 2019, as reflected in other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity, is approximately $1.0 million and $0.3 million. The fair market value of the swaps as of March 31, 2020 is reflected as a liability of $2.0 million on the Condensed Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

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

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At March 31, 2020,  the capacity under our current bonding arrangement was at least $500 million, with approximately $270 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At March 31, 2020, we had $71.5 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 3.66%. Also, we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on the aggregate principal amount of the term loan component of the credit facility outstanding. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows. To achieve this, we closely monitor changes in interest rates, and we utilize cash from operations to reduce our debt position, if warranted.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For information about litigation involving us, see Note 16 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

ITEM 1A.RISK FACTORS

Except as noted below, there have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2019 Annual Report on Form 10-K.

Coronavirus Disease 2019 (COVID-19) - The COVID-19 pandemic may adversely affect our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future.

In March of 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared the outbreak a national emergency. In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, “shelter-in-place,” “stay-at-home” and similar orders, travel restrictions, school closures, business curtailments and closures, social distancing and hygiene requirements, and other measures.

We provide a broad range of specialty construction services in the infrastructure, industrial and building sectors of the continental United States, Alaska, Canada and the Caribbean Basin, and we intend to continue providing these essential services to these customers, but with an added focused attention on the safety and health of our employees. However, the COVID-19 pandemic and related governmental and business responses may have an adverse effect on our operations. For example, as a result of the pandemic and various governmental orders, a significant number of our corporate employees are currently working from home, and we have altered our operations to allow for appropriate social distancing and hygiene, which could lead to decreased efficiency and productivity in our workforce and our operations. In addition, management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time, energy, resources and focus.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict, including: the severity of the virus; the duration and scope of the pandemic; governmental, business, individual and other actions taken in response to the pandemic; the effect on our suppliers and disruptions to the global supply chain; the impact on economic activity; the extent and duration of the impact on consumer and business confidence and spending; the effect on our end-user customers; the effect of any closures or other changes in operations of our and our suppliers’, distributors’ and end-user customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our construction and other critical functions, particularly if employees become ill, are quarantined as a result of exposure, or are reluctant to show up for work; our ability to provide services, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions; the effect on employee healthcare costs; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our end-user customers to pay for our services; the potential effects on our internal controls, including those over financial reporting, as a result of changes in working arrangements that are applicable to our employees and business partners; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future. The COVID-19 pandemic could also exacerbate or trigger other risks discussed in our 2019 Annual Report on Form 10-K, any of which could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities in the period ended March 31, 2020.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

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

*31 .1	Certification of the Chief Executive Officer Pursuant to Rules 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31 .2	Certification of the Chief Financial Officer Pursuant to Rules 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32 .1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Title 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith

†     Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

May 1, 2020	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President and Chief Executive Officer

May 1, 2020	By:	/s/ Robert L. Tabb
Robert L. Tabb Vice President and Chief Financial Officer