Form 10-Q
period 2020-06-30
Orion Group Holdings Inc
filed 2020-07-31
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 1-33891

ORION GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware State of Incorporation	26-0097459 IRS Employer Identification Number

12000 Aerospace Avenue, Suite 300 Houston, Texas 77034 Address of Principal Executive Office	(713) 852-6500 Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	ORN	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ◻ Yes ☑ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:   ◻ Yes ☑ No

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

There were 30,348,870 shares of common stock outstanding as of July 30, 2020.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2020

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,343	$128
Restricted cash	—	958
Accounts receivable:
Trade, net of allowance for credit losses of $3,011 and $2,600, respectively	96,146	116,540
Retainage	37,963	42,547
Income taxes receivable	1,059	962
Other current	2,260	2,680
Inventory	1,963	1,114
Costs and estimated earnings in excess of billings on uncompleted contracts	36,339	41,389
Prepaid expenses and other	5,354	5,647
Total current assets	191,427	211,965
Property and equipment, net of depreciation	126,971	132,348
Operating lease right-of-use assets, net of amortization	16,762	17,997
Financing lease right-of-use assets, net of amortization	13,783	7,896
Inventory, non-current	6,360	7,037
Intangible assets, net of amortization	11,114	12,147
Deferred income tax asset	143	85
Other non-current	4,861	5,369
Total assets	$371,421	$394,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$4,358	$3,668
Accounts payable:
Trade	46,869	70,421
Retainage	434	562
Accrued liabilities	20,731	16,966
Income taxes payable	1,227	1,523
Billings in excess of costs and estimated earnings on uncompleted contracts	53,829	48,781
Current portion of operating lease liabilities	5,095	5,043
Current portion of financing lease liabilities	4,919	2,788
Total current liabilities	137,462	149,752
Long-term debt, net of debt issuance costs	47,734	68,029
Operating lease liabilities	12,334	13,596
Financing lease liabilities	8,288	3,760
Other long-term liabilities	20,017	20,436
Deferred income tax liability	164	205
Interest rate swap liability	1,989	1,045
Total liabilities	227,988	256,823
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 31,060,101 and 30,303,395 issued; 30,348,870 and 29,592,164 outstanding at June 30, 2020 and December 31, 2019, respectively	311	303
Treasury stock, 711,231 shares, at cost, as of June 30, 2020 and December 31, 2019, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	(1,989)	(1,045)
Additional paid-in capital	184,120	182,523
Retained loss	(32,469)	(37,220)
Total stockholders’ equity	143,433	138,021
Total liabilities and stockholders’ equity	$371,421	$394,844

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Contract revenues	$183,713	$165,985	$350,333	$309,090
Costs of contract revenues	162,969	151,008	309,831	285,031
Gross profit	20,744	14,977	40,502	24,059
Selling, general and administrative expenses	16,512	15,114	32,381	30,087
Amortization of intangible assets	517	658	1,033	1,318
Gain on sale of assets, net	(369)	(372)	(1,361)	(746)
Operating income (loss)	4,084	(423)	8,449	(6,600)
Other (expense) income:
Other income	39	534	136	557
Interest income	54	94	94	242
Interest expense	(1,169)	(1,978)	(2,571)	(3,303)
Other expense, net	(1,076)	(1,350)	(2,341)	(2,504)
Income (loss) before income taxes	3,008	(1,773)	6,108	(9,104)
Income tax expense (benefit)	980	(140)	1,357	453
Net income (loss)	$2,028	$(1,633)	$4,751	$(9,557)

Basic earnings (loss) per share	$0.07	$(0.06)	$0.16	$(0.33)
Diluted earnings (loss) per share	$0.07	$(0.06)	$0.16	$(0.33)
Shares used to compute income (loss) per share:
Basic	30,031,188	29,097,094	29,842,298	29,086,811
Diluted	30,031,188	29,097,094	29,842,298	29,086,811

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2,028	$(1,633)	$4,751	$(9,557)
Change in fair value of cash flow hedge, net of tax expense of $9 and tax benefit of $217 for the three and six months ended June 30, 2020, respectively and net of tax benefit of $145 and $225 for the three and six months ended June 30, 2019.	31	(506)	(727)	(790)
Total comprehensive income (loss)	$2,059	$(2,139)	$4,024	$(10,347)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2019	30,303,395	$303	(711,231)	$(6,540)	$(1,045)	$182,523	$(37,220)	$138,021
Stock-based compensation	—	—	—	—	—	462	—	462
Issuance of restricted stock	185,356	2	—	—	—	(2)	—	—
Forfeiture of restricted stock	(3,351)	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(984)	—	—	(984)
Net income	—	—	—	—	—	—	2,723	2,723
Balance, March 31, 2020	30,485,400	$305	(711,231)	$(6,540)	$(2,029)	$182,983	$(34,497)	$140,222
Stock-based compensation	—	—	—	—	—	1,167	—	1,167
Issuance of restricted stock	638,938	6	—	—	—	(6)	—	—
Forfeiture of restricted stock	(54,510)	—	—	—	—	—	—	—
Purchase of vested stock-based awards	(9,727)					(24)		(24)
Cash flow hedge	—	—	—	—	40	—	—	40
Net income	—	—	—	—	—	—	2,028	2,028
Balance, June 30, 2020	31,060,101	$311	(711,231)	$(6,540)	$(1,989)	$184,120	$(32,469)	$143,433

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total
Balance, December 31, 2018	29,611,989	$296	(711,231)	$(6,540)	$(52)	$179,742	$(31,861)	$141,585
Stock-based compensation	—	—	—	—	—	664	—	664
Exercise of stock options	7,021	—	—	—	—	35	—	35
Issuance of restricted stock	185,204	1	—	—	—	(1)	—	—
Forfeiture of restricted stock	(18,207)	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(284)	—	—	(284)
Net loss	—	—	—	—	—	—	(7,924)	(7,924)
Balance, March 31, 2019	29,786,007	$297	(711,231)	$(6,540)	$(336)	$180,440	$(39,785)	$134,076
Stock-based compensation	—	—	—	—	—	1,064	—	1,064
Issuance of restricted stock	479,590	6	—	—	—	(6)	—	—
Forfeiture of restricted stock	(50,513)	(1)	—	—	—	1	—	—
Cash flow hedge	—	—	—	—	(758)	—	—	(758)
Net loss	—	—	—	—	—	—	(1,633)	(1,633)
Balance, June 30, 2019	30,215,084	$302	(711,231)	$(6,540)	$(1,094)	$181,499	$(41,418)	$132,749

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$4,751	$(9,557)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating activities:
Depreciation and amortization	12,311	13,108
Amortization of ROU operating leases	3,066	2,927
Amortization of ROU finance leases	1,585	1,154
Unamortized debt issuance costs upon debt modification	—	399
Amortization of deferred debt issuance costs	286	186
Deferred income taxes	(99)	43
Stock-based compensation	1,629	1,728
Gain on sale of property and equipment	(1,361)	(746)
Allowance for credit losses	411	—
Change in operating assets and liabilities:
Accounts receivable	23,645	(28,257)
Income tax receivable	(97)	(398)
Inventory	(172)	252
Prepaid expenses and other	900	126
Costs and estimated earnings in excess of billings on uncompleted contracts	5,050	(14,424)
Accounts payable	(23,680)	6,261
Accrued liabilities	2,818	(1,601)
Operating lease liabilities	(2,721)	(2,896)
Income tax payable	(296)	409
Billings in excess of costs and estimated earnings on uncompleted contracts	5,048	30,204
Net cash provided by (used in) operating activities	33,074	(1,082)
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,749	847
Purchase of property and equipment	(5,036)	(8,118)
Contributions to CSV life insurance	(99)	(444)
Insurance claim proceeds related to property and equipment	1,342	2,574
Net cash used in investing activities	(2,044)	(5,141)
Cash flows from financing activities:
Borrowings from Credit Facility	5,000	32,000
Payments made on borrowings from Credit Facility	(24,500)	(29,500)
Loan costs from Credit Facility	(391)	(825)
Payments of finance lease liabilities	(1,858)	(1,412)
Purchase of vested stock-based awards	(24)	—
Exercise of stock options	—	35
Net cash (used in) provided by financing activities	(21,773)	298
Net change in cash, cash equivalents and restricted cash	9,257	(5,925)
Cash, cash equivalents and restricted cash at beginning of period	1,086	8,684
Cash, cash equivalents and restricted cash at end of period	$10,343	$2,759

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,130	$3,926
Taxes, net of refunds	$1,663	$394

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this report should also read the Company’s condensed consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in its 2019 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

●	Revenue recognition from construction contracts;
●	Accounts receivable and allowance for credit losses;
●	Property, plant and equipment;
●	Leases;
●	Finite and infinite-lived intangible assets, testing for indicators of impairment;
●	Stock-based compensation;

●	Income taxes; and
●	Self-insurance

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

Contract assets and liabilities include the following:

●	Accounts Receivable: Trade, net of allowance - Represent amounts billed and currently due from customers and are stated at their estimated net realizable value.
●	Accounts Receivable: Retainage - Represent amounts which have not been billed to or paid by customers due to retainage provisions in construction contracts, which amounts generally become payable upon contract completion and acceptance by the customer.
●	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts - Represent revenues recognized in excess of amounts billed, which management believes will be billed and collected within one year of the completion of the contract (i.e. Contract Assets) and are recorded as a current asset, until such amounts are either received or written off.
●	Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts - Represent billings in excess of revenues recognized (i.e. Contract Liabilities) and are recorded as a current liability, until the underlying obligation has been performed or discharged.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of June 30, 2020, the aggregate amount of the remaining performance obligations was approximately $528.4 million. Of this amount, the Company expects to recognize $465.4 million, or 88%, in the next 12 months and the remaining balance thereafter.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at June 30, 2020 and December 31, 2019 consisted primarily of overnight bank deposits.

Restricted cash of $1.0 million at December 31, 2019 consisted of collateral related to a marine project that was completed during the quarter ended June 30, 2020. The Company had no restricted cash as of June 30, 2020.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company has significant investments in billed and unbilled receivables as of June 30, 2020 and December 31, 2019. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of June 30, 2020 and December 31, 2019, the Company has recorded an allowance for credit losses of $3.0 million and $2.6 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at June 30, 2020 totaled $38.0 million, of which $6.0 million is expected to be collected beyond June 30, 2021. Retainage at December 31, 2019 totaled $42.5 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense except to the extent they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of June 30, 2020 or December 31, 2019.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of June 30, 2020 or December 31, 2019.

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

Separately, the Company’s marine segment employee health care is not covered by primary insurance, with claims being paid out of general assets of the Company and the insurance program being currently administered by a third party. The administrator has purchased appropriate stop-loss coverage. Losses on these policies up to the deductible amounts are accrued based upon reported claims incurred, and an estimate of claims incurred but not reported. The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss.  Actual claims may vary from estimates. Any adjustments to such reserves are included in the Condensed Consolidated Statements of Operations in the period in which they become known. The Company’s concrete segment employee health care is provided through two policies. A fully funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, is expected to receive a partial refund after the policy expiration.

The total liability for insurance includes incurred but not reported claims of $3.2 million and $3.7 million at June 30, 2020 and December 31, 2019, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable.  The Company adopted the new standard on January 1, 2020. For the Company’s trade receivables, certain other receivables and certain other financial instruments, the Company is required to use a new forward-looking “expected” credit loss model based on historical loss rates that replaced the prior “incurred” credit loss model, which generally results in earlier recognition of allowances for credit losses. Adoption of the standard resulted in no adjustment for credit losses as the impact was immaterial; however, subsequently primarily as a result of the COVID-19 pandemic additional bad debt expense of approximately $0.4 million was recorded as of June 30, 2020.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Marine Segment
Construction	$65,814	$57,181	$118,954	$90,817
Dredging	24,230	27,191	55,129	53,358
Specialty Services	1,675	4,651	3,585	6,335
Marine segment contract revenues	$91,719	$89,023	$177,668	$150,510

Concrete Segment
Structural	$24,541	$12,665	$45,777	$24,156
Light Commercial	67,442	64,275	126,875	134,371
Other	11	22	13	53
Concrete segment contract revenues	$91,994	$76,962	$172,665	$158,580

Total contract revenues	$183,713	$165,985	$350,333	$309,090

The Company has determined that it has two reportable segments pursuant to FASB ASC Topic 280, Segment Reporting, but has disaggregated its contract revenues in the above chart in terms of services provided within such segments. In making this determination, the Company considered the similar characteristics of its operations as discussed in Note 1. Additionally, as discussed, both the marine and concrete segments have a limited number of contracts with multiple performance obligations. The Company’s contracts often combine multiple services, such as engineering, dredging, diving and construction, into one distinct finished product that is transferred to the customer. These contracts are often estimated and bid as one project and evaluated as to performance as one project, not by individual services performed under such contracts. Both the marine and concrete segments have a single chief operating decision maker (“CODM”) for the entire segment, not the service lines of the segments. Resources are allocated by segment and financial and budgetary information is compiled and reviewed by segment, not by service line.

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

The table below presents the concentrations of current receivables (trade and retainage) at June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020		December 31, 2019
Federal Government	$1,665	1%	$4,765	3%
State Governments	1,055	1%	5,864	4%
Local Governments	22,741	17%	41,944	26%
Private Companies	111,659	81%	109,114	67%
Gross receivables	137,120	100%	161,687	100%
Allowance for credit losses	(3,011)		(2,600)
Net receivables	$134,109		$159,087

At June 30, 2020 one customer in the Private Companies category accounted for 10.3% of total current receivables. At December 31, 2019, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and six months ended June 30, 2020 and 2019, respectively:

	Three months ended June 30,				Six months ended June 30,
	2020	%	2019	%	2020	%	2019	%
Federal Government	$10,902	6%	$12,301	8%	$16,221	4%	$22,578	7%
State Governments	9,092	5%	10,286	6%	21,324	6%	14,341	5%
Local Government	51,848	28%	51,599	31%	103,860	30%	96,029	31%
Private Companies	111,871	61%	91,799	55%	208,928	60%	176,142	57%
Total contract revenues	$183,713	100%	$165,985	100%	$350,333	100%	$309,090	100%

In the three months ended June 30, 2020, one customer in the Local Governments category accounted for 10.1% of total contract revenues. In the three months ended June 30, 2019, one customer in the Local Governments category accounted for 14.1%. In the six months ended June 30, 2020, no single customer accounted for more than 10% of total contract revenues. In the six months ended June 30, 2019, one customer in the Local Governments category accounted for 11.4% of total contract revenues.

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

Contract revenues generated outside the United States totaled 2.1% and 1.4% of total revenues for the three months ended June 30, 2020 and 2019, respectively, and 2.3% and 0.9% for the six months ended June 30, 2020 and 2019, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Costs incurred on uncompleted contracts	$1,004,176	$884,244
Estimated earnings	158,982	144,160
	1,163,158	1,028,404
Less: Billings to date	(1,180,648)	(1,035,796)
	$(17,490)	$(7,392)
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$36,339	$41,389
Billings in excess of costs and estimated earnings on uncompleted contracts	(53,829)	(48,781)
	$(17,490)	$(7,392)

Included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $1.7 million and $0.1 million at June 30, 2020 and December 31, 2019, respectively, related to claims and unapproved change orders. See Note 2 - Summary of Significant Accounting Policies to the Company’s condensed consolidated financial statements for discussion of the accounting for these claims.

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

6.Property and Equipment

The following is a summary of property and equipment at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Automobiles and trucks	$2,107	$2,161
Building and improvements	44,257	44,278
Construction equipment	151,874	153,147
Vessels and other equipment	82,680	84,022
Office equipment	8,764	8,652
	289,682	292,260
Less: Accumulated depreciation	(200,864)	(196,973)
Net book value of depreciable assets	88,818	95,287
Construction in progress	2,290	1,198
Land	35,863	35,863
	$126,971	$132,348

For the three months ended June 30, 2020 and 2019, depreciation expense was $5.6 million and $6.0 million, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense was $11.3 million and $11.8 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Inventory

Current inventory at both June 30, 2020 and December 31, 2019 of $2.0 million and $1.1 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at June 30, 2020 and December 31, 2019 totaled $6.4 million and $7.0 million, respectively, and consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company’s assets to reduce equipment downtime.

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

The Company classifies financial assets and liabilities into the following three levels based on the inputs used to measure fair value in the order of priority indicated:

●	Level 1- fair values are based on observable inputs such as quoted prices in active markets for identical assets or liabilities;
●	Level 2 - fair values are based on pricing inputs other than quoted prices in active markets for identical assets and liabilities and are either directly or indirectly observable as of the measurement date; and
●	Level 3- fair values are based on unobservable inputs in which little or no market data exists.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value requires judgment and may affect the placement of assets and liabilities within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2020
Assets:
Cash surrender value of life insurance policy	$2,732	—	2,732	—
Liabilities:
Derivatives	$1,989	—	1,989	—
December 31, 2019
Assets:
Cash surrender value of life insurance policy	$2,714	—	2,714	—
Liabilities:
Derivatives	$1,045	—	1,045	—

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of June 30, 2020. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at June 30, 2020 and December 31, 2019 approximated its carrying value of $53.8 million and $73.3 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Goodwill and Intangible Assets

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	June 30,	December 31,
	2020	2019
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(29,985)	$(27,345)
Current year amortization	(1,033)	(2,640)
Total accumulated amortization	(31,018)	(29,985)

Net finite-lived intangible assets, end of period	$4,222	5,255
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$11,114	$12,147

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the six months ended June 30, 2020, $1.0 million of amortization expense was recognized for these assets.

Future expense remaining of approximately $4.2 million will be amortized as follows:

2020	1,036
2021	1,521
2022	1,239
2023	389
2024	37
$4,222

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

10.Accrued Liabilities

Accrued liabilities at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Accrued salaries, wages and benefits	$10,025	$7,323
Accrual for insurance liabilities	2,821	3,714
Sales taxes	4,904	3,021
Property taxes	1,050	389
Sale-leaseback arrangement	513	482
Accounting and audit fees	65	267
Interest	—	76
Other accrued expenses	1,353	1,694
Total accrued liabilities	$20,731	$16,966

11.Long-term Debt and Line of Credit

The Company entered into an amended syndicated credit agreement (the “Credit Agreement” also known as the “Fourth Amendment”) on July 31, 2018 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents:  Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Banking and Trust Company. The Credit Facility matures on July 31, 2023.

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

The Company entered into a new syndicated credit agreement (the “364-Day Revolving Credit Facility”) on June 8, 2020 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents:  Bank of America, N.A. and BOKF, NA dba Bank of Texas. Concurrent with this the Company executed an amendment to the Credit Agreement with its existing lenders (“also known as the “Seventh Amendment”) for the sole intent and outcome of executing the 364-Day Revolving Credit Facility.

The 364-Day Revolving Credit Facility, which may be amended from time to time, provides for borrowings under a new revolving line of credit (the “364-Day Revolving Loan”).  The 364-Day Revolving Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance general corporate and working capital purposes, to finance Permitted Acquisitions, and to pay transaction fees, costs and expenses related to the consummation of the Seventh Amendment.  Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin). Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. Principal balances drawn under the 364- Day Revolving Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. Amounts repaid under a 364-Day Revolving Loan may be re-borrowed. The 364-Day Revolving Credit Facility matures on June 7, 2021.

Total debt issuance costs for the 364-Day Revolving Credit Facility, which included underwriter fees, legal fees and syndication fees were approximately $0.4 million and were capitalized as current deferred charges and will be amortized over the duration of the loan.

The quarterly weighted average interest rate for the Credit Facility as of June 30, 2020 was 3.15%.

The Company’s obligations under debt arrangements consisted of the following:

	June 30, 2020			December 31, 2019
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Term loan - current	$4,500	$(142)	$4,358	$3,750	$(82)	$3,668
Total current debt	4,500	(142)	4,358	3,750	(82)	3,668
Revolving line of credit	18,000	(568)	17,432	36,000	(782)	35,218
Term loan - long-term	31,290	(988)	30,302	33,540	(729)	32,811
Total long-term debt	49,290	(1,556)	47,734	69,540	(1,511)	68,029
Total debt	$53,790	$(1,698)	$52,092	$73,290	$(1,593)	$71,697
(1)	Total debt issuance costs include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth, Fifth, Sixth and Seventh Amendments to the Credit Agreement.

Provisions of the revolving line of credit

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

As of June 30, 2020, the outstanding balance for all borrowings under the revolving line of credit was $18.0 million, designated as an Adjusted LIBOR Rate Loan at a weighted average rate of 2.69%. There were also $2.1 million in outstanding letters of credit as of June 30, 2020, which reduced the maximum borrowing availability on the revolving line of credit to $29.9 million as of June 30, 2020. During the six months ended June 30, 2020, the Company drew down $5.0 million for general corporate purposes and made payments of $23.0 million on the revolving line of credit which resulted in a net decrease of $18.0 million.

Provisions of the 364-day revolving loan

The Company has a maximum borrowing availability under the 364-day revolving loan of $20.0 million. The 364-day revolving loans may be designated as Base Rate Loan or Adjusted LIBOR Rate Loans, at the Company’s request, and must be drawn in an aggregate minimum amount of $1.0 million and integral multiples of $250,000 in excess of that amount. The Company may convert, change, or modify rate designations from time to time.

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the 364-day revolving line of credit. The commitment fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, June 7, 2021, or the date the outstanding balance is permanently reduced to zero, in accordance with the terms of the 364-Day Revolving Credit Facility.

As of June 30, 2020, there were no outstanding balances for borrowings under the 364-day revolving line of credit with $20.0 million of availability.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At June 30, 2020, the outstanding term loan component of the Credit Facility totaled $35.8 million and was secured by specific assets of the Company.

The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2020	2,250
2021	4,500
2022	5,250
2023	23,790
$35,790

During the six months ended June 30, 2020 the Company made the scheduled quarterly principal payments of $1.5 million. The current portion of debt is $4.5 million, and the non-current portion is $31.3 million. As of June 30, 2020, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 2.69%.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

●	A consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:
-	Fiscal Quarter Ending December 31, 2019 and each Fiscal Quarter thereafter, to not be less than 1.25 to 1.00.
●	A consolidated Leverage Ratio to not exceed the following during each noted period:
-	Fiscal Quarter Ending March 31, 2020 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company expects to meet its future internal liquidity and working capital needs and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of June 30, 2020.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There was a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 and will hedge the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the comparative periods ended June 30, 2020 and June 30, 2019, as reflected in accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity, is approximately $0.9 million and $1.0 million. The fair market value of the swaps as of June 30, 2020 is reflected as a liability of $2.0 million on the Condensed Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

12.Other Long-Term Liabilities

Other long-term liabilities at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Sale-leaseback arrangement	$17,120	$17,447
Deferred compensation	2,535	2,528
Accrual for insurance liabilities	362	461
Total other long-term liabilities	$20,017	$20,436

Sale-Leaseback Arrangement

On September 27, 2019, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its 17300 & 17140 Market Street location in Channelview, Texas (the “Property”) for a purchase price of $19.1 million. Concurrent with the sale of the Property, the Company entered into a fifteen year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has two consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale-leaseback. The Company recorded a liability for the amounts received, will continue to depreciate the non-land portion of the asset, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease term. Concurrently with the sale, the Company paid $18.2 million towards the Term loan portion of the Company’s Credit Facility, consistent with terms of the Sixth Amendment.

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

Income tax expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Income tax expense (benefit)	$980	$(140)	$1,357	$453
Effective tax rate	32.6%	7.9%	22.2%	(5.0)%

The effective rate for the three and six months ended June 30, 2020 differed from the Company’s statutory federal rate of 21% primarily due to movement in the valuation allowance to offset foreign tax credits and net operating loss carryforwards, foreign taxes, state income taxes and the non-deductibility of certain permanent items.

During the year ended December 31, 2019 the Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended June 30, 2020 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at June 30, 2020 remains appropriate.

The Company does not expect that unrecognized tax benefits as of June 30, 2020 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended June 30, 2020 and 2019, the Company had 1,117,301 and 1,651,916 securities, respectively, that were potentially dilutive in earnings per share calculations. For the six months ended June 30, 2020 and 2019, the Company had 1,287,763 and 1,699,936 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and six months ended June 30, 2020 and 2019. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic:
Weighted average shares outstanding	30,031,188	29,097,094	29,842,298	29,086,811
Diluted:
Total basic weighted average shares outstanding	30,031,188	29,097,094	29,842,298	29,086,811
Effect of potentially dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	30,031,188	29,097,094	29,842,298	29,086,811

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

In the three months ended June 30, 2020 and 2019, compensation expense related to stock-based awards outstanding was $1.1 million for both periods. In the six months ended June 30, 2020 and 2019, compensation related to stock based awards outstanding was $1.6 million and $1.7 million, respectively. In the three and six months ended June 30, 2020, expense related to the purchase of vested stock-based awards for certain officers and directors of the Company was less than $0.1 million.

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

In May 2020, independent directors as well as certain officers and executives of the Company were awarded 638,938 shares of restricted common stock. The total number included 238,938 shares, which were awarded to the independent directors and vested immediately on the date of the grant, as well as 300,000 shares of performance-based stock awarded to certain executives. The performance-based stock will potentially vest 50% if the target is met, with 25% each vesting on the second and third anniversary of the grant, with 100% of the shares to be earned based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all shares awarded on the date of the grant was $2.26 per share.

In the three and six months ended June 30, 2020, there were no options exercised. In the three  months ended June 30, 2019, there were no options exercised. In the six months ended June 30, 2019, 7,021 options were exercised, generating proceeds to the Company of less than $0.1 million.

At June 30, 2020, total unrecognized compensation expense related to unvested stock and options was approximately $2.8 million, which is expected to be recognized over a period of approximately two years.

16.Commitments and Contingencies

The Company and one former and two current officers were named defendants in a class action lawsuit filed on April 11, 2019 in the United States District Court for the Southern District of Texas, Houston Division, seeking unstated compensatory damages under the federal securities laws allegedly arising from materially false and misleading statements during the period of March 13, 2018 to March 18, 2019. The complaint asserted, among other things, that the current and former officers caused the Company to overstate goodwill in certain periods; overstate accounts receivable; that the company lacked effective internal controls over financial reporting related to goodwill impairment testing and accounts receivable; and that as a result certain adjustments to goodwill and accounts receivable materially impacted the company’s financial statements, which in turn caused the company’s stock price to be artificially inflated during the class period. The District Court granted the Company’s Motion to Dismiss the Complaint on June 29, 2020 and the ruling became final on July 20, 2020 after no appeal was filed.

In addition, from time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, civil penalties or other losses, or injunctive or declaratory relief and on rare occasions punitive damages. With respect to such lawsuits, the Company accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe any of these or any other proceedings, individually or in the aggregate, would be expected to have a material adverse effect on results of operations, cash flows, or financial condition

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Condensed Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Condensed Consolidated Balance Sheets. As of June 30, 2020, the current portion of the notes receivable was $0.8 million and the non-current portion was $2.1 million, net of $0.3 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Marine
Contract revenues	$91,719	$89,023	$177,668	$150,510
Operating income (loss)	$596	$9	$3,451	$(6,447)
Depreciation and amortization expense	$(4,744)	$(5,069)	$(9,520)	$(10,015)

Total assets	$233,326	$236,917	$233,326	$236,917
Property, plant and equipment, net	$111,416	$117,262	$111,416	$117,262

Concrete
Contract revenues	$91,994	$76,962	$172,665	$158,580
Operating (loss) income	$3,488	$(432)	$4,998	$(153)
Depreciation and amortization expense	$(2,260)	$(2,153)	$(4,376)	$(4,247)

Total assets	$138,095	$125,872	$138,095	$125,872
Property, plant and equipment, net	$15,555	$17,783	$15,555	$17,783

There were $0.4 million and $2.7 million in intersegment revenues between the Company’s two reportable segments for the three and six months ended June 30, 2020, respectively. There were $0.2 million and $0.1 million in intersegment revenues between the Company’s two reportable segments for the three and six months ended June 30, 2019, respectively. The marine segment had foreign revenues of $3.9 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, and $7.9 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases recorded on the balance sheet consists of the following:

	June 30,	December 31,
Leases	2020	2019
Assets
Operating lease right-of-use assets, net (1)	$16,762	$17,997
Financing lease right-of-use assets, net (2)	13,783	7,896
Total assets	$30,545	$25,893
Liabilities
Current
Operating	$5,095	$5,043
Financing	4,919	2,788
Total current	10,014	7,831
Noncurrent
Operating	12,334	13,596
Financing	8,288	3,760
Total noncurrent	20,622	17,356
Total liabilities	$30,636	$25,187
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $7.4 million as of June 30, 2020.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $6.7 million as of June 30, 2020.

Other information related to lease term and discount rate is as follows:

	June 30,	December 31,
	2020	2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.98	5.30
Financing leases	4.65	1.18
Weighted Average Discount Rate
Operating leases (1)	4.79%	4.80%
Financing leases	4.41%	5.10%
(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs:
Operating lease cost	$1,613	$1,759	$3,227	$3,460
Short-term lease cost (1)	920	87	2,081	155
Financing lease costs:
Interest on lease liabilities	169	97	275	200
Amortization of right-of-use assets	885	585	1,585	1,154
Total lease cost	$3,587	$2,528	$7,168	$4,969
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,179	$3,417
Operating cash flows for finance leases	$275	$200
Financing cash flows for finance leases	$1,858	$1,412
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$2,688	$24,437
ROU assets obtained in exchange for new financing lease liabilities	$9,425	$205

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2020 (excluding the six months ended June 30, 2020)	$3,081	$2,145
2021	4,980	5,057
2022	3,288	1,181
2023	2,384	1,650
2024	1,818	853
Thereafter	4,215	4,084
Total future minimum lease payments	19,766	14,970
Less - amount representing interest	2,337	1,763
Present value of future minimum lease payments	17,429	13,207
Less - current lease obligations	5,095	4,919
Long-term lease obligations	$12,334	$8,288

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the  customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2019 audited consolidated financial statements and notes thereto included in our 2019 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report.

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

Most of our revenue is derived from fixed-price contracts. We generally record revenue on construction contracts over time, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. There are a number of factors that can create variability in contract performance and therefore impact the results of our operations. The most significant of these include the following:

●	completeness and accuracy of the original bid;
●	increases in commodity prices such as concrete, steel and fuel;
●	customer delays, work stoppages, and other costs due to weather and environmental restrictions;
●	availability and skill level of workers; and
●	a change in availability and proximity of equipment and materials.

All of these factors can have a negative impact on our contract performance, which can adversely affect the timing of revenue recognition and ultimate contract profitability. We plan our operations and bidding activity with these factors in mind and they generally have not had a material adverse impact on the results of our operations in the past.

Second quarter 2020 Recap and 2020 Outlook

In the quarter ended June 30, 2020, we recorded revenues of $183.7 million, of which $91.7 million was attributable to our marine segment and the remaining $92.0 million to our concrete segment. In addition, we ended the quarter with a consolidated backlog of $528.4 million. Our revenues in the quarter increased by 10.7% as compared with the comparable prior year period and we recorded net income of $2.0 million, as compared with a net loss of $1.6 million in the comparable prior year period.

Looking toward the balance of 2020, the Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth and greenfield expansion.

The spread of COVID-19 has impacted the global economy, leaving supply chains disrupted. As the world uses tactics like “social distancing” and “stay at home orders” to slow and stop the spread of COVID-19, demand destruction has led to increased unemployment and to the weakening of consumer confidence. Although to date the Company hasn’t experienced materially negative impacts from COVID-19, such as widespread project stoppage/cancelations or a slowdown/stoppage of accounts receivables collections, any delays in the timing of future awards could create gaps in the Company’s project delivery schedule across quarterly periods.

Federal and State governments have increased spending as part of efforts to mitigate the impact of COVID-19 on the economy.  The amount and timing of such spending will be directly impacted by the duration of required efforts to contain COVID-19 and the severity of the negative impacts created by the virus and its effect on the economy.   Although little progress has been made to date and concerns have recently arisen that the impact of the COVID-19 pandemic may further delay or reduce its scope, the Company will continue to track and monitor any developments on a federal infrastructure bill which could potentially create bid opportunities for the Company.

Marine Segment

Demand for our marine construction services continues, given our differentiated capabilities and service offering within the space. We continue to see bid opportunities to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. However, we are closely monitoring the short and long-term cruise line capital expenditures as their current demand has been negatively impacted by COVID-19. Further, while we currently see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy, we recognize that the timing of project awards may be impacted as a result of volatility of oil prices due to COIVD-19 related uncertainties. Over the long-term, we expect to see bid opportunities in this sector from petrochemical-related businesses, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities will also remain over the long-term, many of which are related to the widened Panama Canal. Additionally, bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the “RESTORE Act”) may arise throughout 2020 and into 2021. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers.

In the long-term, we see positive trends in demands for our services in our end markets, including:

●	Continuing need to repair and improve degrading U. S. marine infrastructure;
●	Long-term demand from downstream energy-related companies will be driven by larger capital projects, as well as maintenance call-out work;
●	Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;
●	Possible work opportunities generated by the Water Resources Reform and Development Act (the “WRRDA Act”) authorizing expenditures for the conservation and development of the nation’s waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;
●	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;
●	Funding for highways and transportation under the FAST Act, which provides authority through 2020;
●	Nearly $7 billion of federal funding provided by the USACE in connection with disaster recovery in Texas; and,

●	Potential opportunities related to the impending federal infrastructure bill.

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

Consolidated Results of Operations

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which is generally less than a year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve-month period. We have not been adversely affected by contract cancellations or modifications in the past, although we may be in the future, especially in economically uncertain periods. Consequently, backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any time.

Backlog as of the periods ended below are as follows (in millions):

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Marine segment	$312.2	$344.6	$326.9	$394.3	$461.2
Concrete segment	216.2	247.3	231.6	226.2	184.0
Consolidated	$528.4	$591.9	$558.5	$620.5	$645.2

Previously reported backlog amounts have been adjusted in the accompanying table to correct for a clerical error in the underlying calculation file, as to which steps have been taken to prevent a recurrence. Accordingly, reported backlog has been reduced by $17.6 million, $13.8 million, $10.0 million, and $15.8 million for the periods ended March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively.

Three months ended June 30, 2020, compared with three months ended June 30, 2019

	Three months ended June 30,
	2020		2019
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$183,713	100.0%	$165,985	100.0%
Cost of contract revenues	162,969	88.7%	151,008	91.0%
Gross profit	20,744	11.3%	14,977	9.0%
Selling, general and administrative expenses	16,512	9.0%	15,114	9.1%
Amortization of intangible assets	517	0.3%	658	0.4%
Gain on sale of assets, net	(369)	(0.2)%	(372)	(0.2)%
Operating income (loss)	4,084	2.2%	(423)	(0.3)%
Other (expense) income:
Other income	39	—%	534	0.3%
Interest income	54	—%	94	0.1%
Interest expense	(1,169)	(0.6)%	(1,978)	(1.2)%
Other expense, net	(1,076)	(0.6)%	(1,350)	(0.8)%
Loss before income tax expense (benefit)	3,008	1.6%	(1,773)	(1.1)%
Income tax expense (benefit)	980	0.5%	(140)	(0.1)%
Net (loss) income	$2,028	1.1%	$(1,633)	(1.0)%

Contract Revenues. Contract revenues for the three months ended June 30, 2020 of $183.7 million increased approximately 10.7% as compared to $166.0 million in the prior year period. The increase was primarily driven by an increase in production volumes in the concrete segment and a moderate year over year increase in the marine segment.

Gross Profit.  Gross profit was $20.7 million for the three months ended June 30, 2020, compared to $15.0 million in the prior year period, an increase of $5.7 million or 38.5%. Gross profit in the second quarter was 11.3% of total contract revenues as compared to 9.0% in the prior year period. The increase in gross profit dollars and percentage were primarily driven by the increased revenue and improved recovery of indirect project cost such as equipment and labor utilization.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $16.5 million for the three months ended June 30, 2020 compared to $15.1 million in the prior year period, an increase of $1.4 million, or 9.2%. As a percentage of total contract revenues, SG&A expenses decreased from 9.1% to 9.0%. The increase in SG&A dollars was primarily attributable to the full ratable accrual of the annual incentive compensation plan in the 2020 period compared to zero accrual during the comparable 2019 period.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

See Note 11 for additional discussion of the amended syndicated credit agreement, also known as the Seventh Amendment, executed in June 2020.

Income Tax Expense (Benefit). We recorded tax expense of $1.0 million in the three months ended June 30, 2020, compared to tax benefit of $0.1 million in the prior year period. Our effective tax rate for the three months ended June 30, 2020 was 32.6%, which differs from the federal statutory rate of 21% primarily due to movement in the valuation allowance to offset foreign tax credits and net operating loss carryforwards, foreign taxes, state income taxes and the non-deductibility of certain permanent items.

Six months ended June 30, 2020, compared with six months ended June 30, 2019

	Six months ended June 30,
	2020		2019
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$350,333	100.0%	$309,090	100.0%
Cost of contract revenues	309,831	88.4%	285,031	92.2%
Gross profit	40,502	11.6%	24,059	7.8%
Selling, general and administrative expenses	32,381	9.3%	30,087	9.7%
Amortization of intangible assets	1,033	0.3%	1,318	0.4%
Gain on sale of assets, net	(1,361)	(0.4)%	(746)	(0.2)%
Operating (loss) income from operations	8,449	2.4%	(6,600)	(2.1)%
Other (expense) income:
Other income	136	—%	557	0.2%
Interest income	94	—%	242	0.1%
Interest expense	(2,571)	(0.7)%	(3,303)	(1.1)%
Other expense, net	(2,341)	(0.7)%	(2,504)	(0.8)%
(Loss) income before income taxes	6,108	1.7%	(9,104)	(2.9)%
Income tax expense	1,357	0.3%	453	0.2%
Net loss	$4,751	1.4%	$(9,557)	(3.1)%

Contract Revenues. Contract revenues for the six months ended June 30, 2020 of $350.3 million increased approximately 13.3% as compared to $309.1 million in the prior year period. The increase was primarily attributable to the higher volume of work in both the marine and concrete segments. Additionally, the execution on a few large projects in both segments boosted year over year results.

Gross Profit.  Gross profit was $40.5 million for the six months ended June 30, 2020, compared to $24.1 million in the prior year period, an increase of $16.4 million or 68.3%. Gross profit in the six months ended June 30, 2020 was 11.6% of total contract revenues as compared to 7.8% in the prior year period. The increase in gross profit dollars and percentage were primarily driven by revenue and margin expansion as the result of improved fixed and labor related cost recovery.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $32.4 million for the six months ended June 30, 2020 compared to $30.1 million in the prior year period, an increase of $2.3 million, or 7.6%. As a percentage of total contract revenues, SG&A expenses decreased from 9.7% to 9.3%.  The increase in SG&A dollars was primarily attributable to the full ratable accrual of the incentive compensation plan in the 2020 period compared to zero accrual during the comparable 2019 period.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

See Note 11 for additional discussion of the amended syndicated credit agreement, also known as the Seventh Amendment, executed in June 2020.

Income Tax Expense (Benefit). We recorded tax expense of $1.4 million in the six months ended June 30, 2020, compared to tax expense of $0.5 million in the prior year period. Our effective tax rate for the six months ended June 30, 2020 was 22.2%, which differs from the federal statutory rate of 21% primarily due to movement in the valuation allowance to offset foreign tax credits and net operating loss carryforwards, foreign taxes, state income taxes and the non-deductibility of certain permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues:

Three months ended June 30, 2020 compared with three months ended June 30, 2019

	Three months ended June 30,
	2020		2019
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$59,820	65.2%	$60,557	68.0%
Private sector	31,899	34.8%	28,466	32.0%
Marine segment total	$91,719	100.0%	$89,023	100.0%
Concrete segment
Public sector	$12,022	13.1%	$13,629	17.7%
Private sector	79,972	86.9%	63,333	82.3%
Concrete segment total	$91,994	100.0%	$76,962	100.0%
Total	$183,713		$165,985

Operating income (loss)
Marine segment	$596	0.6%	$9	0.0%
Concrete segment	3,488	3.8%	(432)	(0.6)%
Total	$4,084		$(423)

Marine Segment

Revenues for our marine segment for the three months ended June 30, 2020 were $91.7 million compared to $89.0 million for the three months ended June 30, 2019, an increase of $2.7 million, or 3.0%. This increase is primarily attributable to execution on the larger volume of work in our backlog and significant project material purchases in the period.

Operating income for our marine segment for the three months ended June 30, 2020 was $0.6 million, compared to an operating income of less than $0.1 million for the three months ended June 30, 2019, an increase of $0.6 million. This increase in operating income was primarily due to execution on the larger volume of work in our backlog and improved recovery of equipment and labor related project costs.

Concrete Segment

Revenues for our concrete segment for the three months ended June 30, 2020 were $92.0 million compared to $77.0 million for the three months ended June 30, 2019, an increase of $15.0 million, or 19.5%. This increase in revenue was primarily due to higher volume of projects and an increase in the number of large structural projects in the current year period.

Operating income for our concrete segment for the three months ended June 30, 2020 was $3.5 million, compared to an operating loss of $0.4 million for the three months ended June 30, 2019, an increase of $3.9 million. This increase in operating income was primarily due to the higher revenue and improved recovery of equipment and labor related project costs.

Six months ended June 30, 2020 compared with six months ended June 30, 2019

	Six months ended June 30,
	2020		2019
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$113,331	63.8%	$106,566	70.8%
Private sector	64,337	36.2%	43,944	29.2%
Marine segment total	$177,668	100.0%	$150,510	100.0%
Concrete segment
Public sector	$28,074	16.3%	$26,382	16.6%
Private sector	144,591	83.7%	132,198	83.4%
Concrete segment total	$172,665	100.0%	$158,580	100.0%
Total	$350,333		$309,090

Operating (loss) income
Marine segment	$3,451	1.9%	$(6,447)	(4.3)%
Concrete segment	4,998	2.9%	(153)	(0.1)%
Total	$8,449		$(6,600)

Marine Segment

Revenues for our marine segment for the six months ended June 30, 2020 were $177.7 million compared to $150.5 million for the six months ended June 30, 2019, an increase of $27.2 million, or 18.0%. This increase is primarily attributable to execution on the larger volume of work in our backlog, the mix of additional dredging work, and significant project material purchases in the current year period.

Operating income for our marine segment for the six months ended June 30, 2020 was $3.5 million, compared to an operating loss of $6.4 million for the six months ended June 30, 2019, an increase of $9.9 million. This increase in operating income was primarily due to improved project execution and cost recovery as well as the completion of several projects with lower margin in the prior year period.

Concrete Segment

Revenues for our concrete segment for the six months ended June 30, 2020 were $172.7 million compared to $158.6 million for the six months ended June 30, 2019, an increase of $14.1 million, or 8.9%. This increase in revenue was primarily due to an overall increase in cubic yard production on our projects and higher volume of work.

Operating income for our concrete segment for the six months ended June 30, 2020 was $5.0 million, compared to an operating loss of $0.2 million for the six months ended June 30, 2019, an increase of $5.2 million. This increase in operating income was primarily due to higher revenue, the improvement in man-hours per cubic yard production, and increased recovery of project related costs such as labor and equipment.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our Credit Facility (as defined below).

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At June 30, 2020, our working capital was $54.0 million, as compared with $62.2 million at December 31, 2019. As of June 30, 2020, we had unrestricted cash on hand of $10.3 million. Our borrowing capacity at June 30, 2020 was approximately $49.9 million.

We expect to meet our future internal liquidity and working capital needs and maintain or replace our equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by our operating activities for at least the next 12 months. We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$2,028	$(1,633)	$4,751	$(9,557)
Adjustments to remove non-cash and non-operating items	9,246	9,916	17,828	18,799
Cash flow from net income after adjusting for non-cash and non-operating items	11,274	8,283	22,579	9,242
Change in operating assets and liabilities (working capital)	6,347	(7,437)	10,495	(10,324)
Cash flows provided by (used in) operating activities	$17,621	$846	$33,074	$(1,082)
Cash flows used in investing activities	$(1,719)	$(1,378)	$(2,044)	$(5,141)
Cash flows (used in) provided by financing activities	$(19,081)	$666	$(21,773)	$298

Capital expenditures (included in investing activities above)	$(2,283)	$(4,256)	$(5,036)	$(8,118)

Operating Activities. During the three months ended June 30, 2020, we generated approximately $17.6 million in cash from our operating activities. The net cash inflow is comprised of $11.3 million of cash inflows from net income, after adjusting for non-cash items and $6.3 million of cash inflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a net inflow of $9.4 million related to an increase in our net position of accounts receivable and accounts payable and $1.5 million of inflows related to other working capital changes, partially offset by a $4.6 million outflow pursuant to the relative timing and significance of project progression and billings during the period.

During the six months ended June 30, 2020, we generated approximately $33.1 million in cash from our operating activities. The net cash inflow is comprised of $22.6 million of cash inflows from net income, after adjusting for non-cash items and $10.5 million of cash inflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a net inflow of $10.1 million pursuant to the relative timing and significance of project progression and billings during the period and $0.4 million related to other net working capital changes.

Investing Activities. Capital asset additions and betterments to our fleet were $2.3 million in the three months ended June 30, 2020, as compared with $4.3 million in the three months ended June 30, 2019.

Capital asset additions and betterments to our fleet were $5.0 million in the six months ended June 30, 2020, as compared with $8.1 million in the six months ended June 30, 2019.

The changes are primarily a result of the timing of purchase of capital assets.

Financing Activities.

During the three months ended June 30, 2020, we repaid $17.0 million on our revolving line of credit, as well as made the regularly scheduled debt payments on the term loan of $0.8 million.

During the six months ended June 30, 2020, we drew down $5.0 million from our revolving line of credit. Additionally, we repaid $23.0 million on our revolving line of credit, as well as made the regularly scheduled debt payment on the term loan of $1.5 million.

Sources of Capital

The Company entered into an amended syndicated credit agreement (the “Credit Agreement” also known as the “Fourth Amendment”) on July 31, 2018, with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents:  Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Baking and Trust Company. The primary purpose of the Credit Agreement was to provide the Company with greater flexibility as it provides for the calculation of Adjusted EBITDA that adds back various project specific costs. Additionally, the Company executed the Fifth Amendment during March 2019, which was made effective as of December 31, 2018, executed the Sixth Amendment during May 2019 and executed the Seventh Amendment during June 2020.

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

The Company has a maximum borrowing availability under the 364-day revolving loan of $20.0 million. The 364-day revolving loans may be designated as Base Rate Loan or Adjusted LIBOR Rate Loans, at the Company’s request, and must be drawn in an aggregate minimum amount of $1.0 million and integral multiples of $250,000 in excess of that amount. The Company may convert, change, or modify rate designations from time to time.

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the 364-day revolving line of credit. The commitment fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date is the earlier of the Credit Facility termination date, June 7, 2021, or the date the outstanding balance is permanently reduced to zero, in accordance with the terms of the 364-Day Revolving Credit Facility.

See Note 11 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company’s Debt.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

●	A consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:

-Fiscal Quarter Ending December 31, 2019 and each Fiscal Quarter thereafter, to not be less than 1.25 to 1.00.

●	A consolidated Leverage Ratio to not exceed the following during each noted period:

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

The Company expects to meet its future internal liquidity and working capital needs and maintain or replace its equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of June 30, 2020.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There was a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap will begin with a notional amount of $27.0 million on July 31, 2020 and will hedge the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the comparative periods ended June 30, 2020 and March 31, 2019, as reflected in accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity, is approximately $0.9 million and $1.0 million. The fair market value of the swaps as of June 30, 2020 is reflected as a liability of $2.0 million on the Condensed Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

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

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At June 30, 2020, the capacity under our current bonding arrangement was at least $500 million, with approximately $265 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At June 30, 2020, we had $53.4 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 2.69%. Also, we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on the aggregate principal amount of the term loan component of the credit facility outstanding. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows. To achieve this, we closely monitor changes in interest rates, and we utilize cash from operations to reduce our debt position, if warranted.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of equity securities in the period ended June 30, 2020.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.            EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 001-33891)).

3.2

Amended and Restated Bylaws of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 001-33891)).

10.1

Seventh amendment, effective June 8, 2020, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA dba Bank of Texas, Iberia Bank, Trust Bank, and Trustmark National Bank, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2020 (File No. 001-33891)).

*31 .1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31 .2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32 .1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Title 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

†     Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

July 31, 2020	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President and Chief Executive Officer

July 31, 2020	By:	/s/ Robert L. Tabb
Robert L. Tabb Vice President and Chief Financial Officer