Form 10-Q
period 2020-09-30
Orion Group Holdings Inc
filed 2020-10-30
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

There were 30,415,095 shares of common stock outstanding as of October 29, 2020.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2020

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,732	$128
Restricted cash	—	958
Accounts receivable:
Trade, net of allowance for credit losses of $411 and $2,600, respectively	90,612	116,540
Retainage	36,230	42,547
Income taxes receivable	962	962
Other current	25,931	2,680
Inventory	1,936	1,114
Costs and estimated earnings in excess of billings on uncompleted contracts	43,196	41,389
Prepaid expenses and other	4,593	5,647
Total current assets	206,192	211,965
Property and equipment, net of depreciation	125,911	132,348
Operating lease right-of-use assets, net of amortization	15,619	17,997
Financing lease right-of-use assets, net of amortization	12,775	7,896
Inventory, non-current	6,506	7,037
Intangible assets, net of amortization	10,595	12,147
Deferred income tax asset	67	85
Other non-current	4,855	5,369
Total assets	$382,520	$394,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$4,347	$3,668
Accounts payable:
Trade	47,810	70,421
Retainage	590	562
Accrued liabilities	45,925	16,966
Income taxes payable	486	1,523
Billings in excess of costs and estimated earnings on uncompleted contracts	40,967	48,781
Current portion of operating lease liabilities	4,766	5,043
Current portion of financing lease liabilities	4,543	2,788
Total current liabilities	149,434	149,752
Long-term debt, net of debt issuance costs	36,285	68,029
Operating lease liabilities	11,545	13,596
Financing lease liabilities	7,670	3,760
Other long-term liabilities	20,053	20,436
Deferred income tax liability	214	205
Interest rate swap liability	1,795	1,045
Total liabilities	226,996	256,823
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 31,126,326 and 30,303,395 issued; 30,415,095 and 29,592,164 outstanding at September 30, 2020 and December 31, 2019, respectively	311	303
Treasury stock, 711,231 shares, at cost, as of September 30, 2020 and December 31, 2019, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	(1,795)	(1,045)
Additional paid-in capital	184,214	182,523
Retained loss	(20,666)	(37,220)
Total stockholders’ equity	155,524	138,021
Total liabilities and stockholders’ equity	$382,520	$394,844

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Contract revenues	$189,433	$199,507	$539,766	$508,597
Costs of contract revenues	166,932	178,614	476,763	463,645
Gross profit	22,501	20,893	63,003	44,952
Selling, general and administrative expenses	15,270	14,590	47,651	44,677
Amortization of intangible assets	519	662	1,552	1,980
Gain on disposal of assets, net	(6,373)	(451)	(7,734)	(1,197)
Operating income (loss)	13,085	6,092	21,534	(508)
Other (expense) income:
Other income	115	17	251	574
Interest income	57	75	151	317
Interest expense	(1,151)	(1,678)	(3,722)	(4,981)
Other expense, net	(979)	(1,586)	(3,320)	(4,090)
Income (loss) before income taxes	12,106	4,506	18,214	(4,598)
Income tax expense	303	467	1,660	920
Net income (loss)	$11,803	$4,039	$16,554	$(5,518)

Basic earnings (loss) per share	$0.39	$0.14	$0.55	$(0.19)
Diluted earnings (loss) per share	$0.39	$0.14	$0.55	$(0.19)
Shares used to compute income (loss) per share:
Basic	30,372,310	29,544,288	30,020,258	29,240,979
Diluted	30,372,310	29,547,185	30,020,258	29,240,979

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$11,803	$4,039	$16,554	$(5,518)
Change in fair value of cash flow hedge, net of tax expense of $44 and tax benefit of $173 for the three and nine months ended September 30, 2020, respectively and net of tax benefit of $55 and $280 for the three and nine months ended September 30, 2019.	150	(148)	(577)	(938)
Total comprehensive income (loss)	$11,953	$3,891	$15,977	$(6,456)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2019	30,303,395	$303	(711,231)	$(6,540)	$(1,045)	$182,523	$(37,220)	$138,021
Stock-based compensation	—	—	—	—	—	462	—	462
Issuance of restricted stock	185,356	2	—	—	—	(2)	—	—
Forfeiture of restricted stock	(3,351)	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(984)	—	—	(984)
Net income	—	—	—	—	—	—	2,723	2,723
Balance, March 31, 2020	30,485,400	$305	(711,231)	$(6,540)	$(2,029)	$182,983	$(34,497)	$140,222
Stock-based compensation	—	—	—	—	—	1,167	—	1,167
Issuance of restricted stock	638,938	6	—	—	—	(6)	—	—
Forfeiture of restricted stock	(54,510)	—	—	—	—	—	—	—
Purchase of vested stock-based awards	(9,727)	—	—	—	—	(24)	—	(24)
Cash flow hedge	—	—	—	—	40	—	—	40
Net income	—	—	—	—	—	—	2,028	2,028
Balance, June 30, 2020	31,060,101	$311	(711,231)	$(6,540)	$(1,989)	$184,120	$(32,469)	$143,433
Stock-based compensation	—	—	—	—	—	258	—	258
Issuance of restricted stock	118,750	1	—	—	—	(1)	—	—
Purchase of vested stock-based awards	(52,525)	(1)	—	—	—	(163)		(164)
Cash flow hedge	—	—	—	—	194	—	—	194
Net income	—	—	—	—	—	—	11,803	11,803
Balance, September 30, 2020	31,126,326	$311	(711,231)	$(6,540)	$(1,795)	$184,214	$(20,666)	$155,524

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total
Balance, December 31, 2018	29,611,989	$296	(711,231)	$(6,540)	$(52)	$179,742	$(31,861)	$141,585
Stock-based compensation	—	—	—	—	—	664	—	664
Exercise of stock options	7,021	—	—	—	—	35	—	35
Issuance of restricted stock	185,204	1	—	—	—	(1)	—	—
Forfeiture of restricted stock	(18,207)	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(284)	—	—	(284)
Net loss	—	—	—	—	—	—	(7,924)	(7,924)
Balance, March 31, 2019	29,786,007	$297	(711,231)	$(6,540)	$(336)	$180,440	$(39,785)	$134,076
Stock-based compensation	—	—	—	—	—	1,064	—	1,064
Issuance of restricted stock	479,590	6	—	—	—	(6)	—	—
Forfeiture of restricted stock	(50,513)	(1)	—	—	—	1	—	—
Cash flow hedge	—	—	—	—	(758)	—	—	(758)
Net loss	—	—	—	—	—	—	(1,633)	(1,633)
Balance, June 30, 2019	30,215,084	$302	(711,231)	$(6,540)	$(1,094)	$181,499	$(41,418)	$132,749
Stock-based compensation	—	—	—	—	—	564	—	564
Issuance of restricted stock	46,500	1	—	—	—	(1)	—	—
Cash flow hedge	—	—	—	—	(176)	—	—	(176)
Net income	—	—	—	—	—	—	4,039	4,039
Balance, September 30, 2019	30,261,584	$303	(711,231)	$(6,540)	$(1,270)	$182,062	$(37,379)	$137,176

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$16,554	$(5,518)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating activities:
Depreciation and amortization	18,175	19,609
Amortization of ROU operating leases	4,449	4,145
Amortization of ROU finance leases	2,487	1,733
Unamortized debt issuance costs upon debt modification	—	399
Amortization of deferred debt issuance costs	529	312
Deferred income taxes	27	44
Stock-based compensation	1,887	2,292
Gain on disposal of assets, net	(7,734)	(1,197)
Allowance for credit losses	(487)	—
Change in operating assets and liabilities:
Accounts receivable	12,151	(35,242)
Income tax receivable	—	(330)
Inventory	(291)	310
Prepaid expenses and other	1,667	1,674
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,807)	(29,063)
Accounts payable	(22,583)	13,702
Accrued liabilities	26,282	1,660
Operating lease liabilities	(4,079)	(4,434)
Income tax payable	(1,037)	755
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,814)	27,252
Net cash provided by (used in) operating activities	38,376	(1,897)
Cash flows from investing activities:
Proceeds from sale of property and equipment	5,821	1,363
Purchase of property and equipment	(9,444)	(13,035)
Contributions to CSV life insurance	(99)	(550)
Insurance claim proceeds related to property and equipment	1,525	2,574
Net cash used in investing activities	(2,197)	(9,648)
Cash flows from financing activities:
Borrowings from Credit Facility	10,000	49,000
Payments made on borrowings from Credit Facility	(41,225)	(59,460)
Proceeds from sale-leaseback arrangement	—	18,210
Loan costs from Credit Facility	(369)	(1,430)
Payments of finance lease liabilities	(2,751)	(2,144)
Purchase of vested stock-based awards	(188)	—
Exercise of stock options	—	35
Net cash (used in) provided by financing activities	(34,533)	4,211
Net change in cash, cash equivalents and restricted cash	1,646	(7,334)
Cash, cash equivalents and restricted cash at beginning of period	1,086	8,684
Cash, cash equivalents and restricted cash at end of period	$2,732	$1,350

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,676	$5,202
Taxes, net of refunds	$2,500	$444

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

The tools used by the chief operating decision maker ("CODM") to allocate resources and assess performance are based on two reportable and operating segments: marine, which operates under the Orion brand and logo, and concrete, which operates under the TAS Commercial Concrete brand and logo.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Contract revenue is derived from the original contract price as modified by agreed-upon change orders and estimates of variable consideration related to incentive fees and change orders or claims for which price has not yet been agreed by the customer. The Company estimates variable consideration based on its assessment of the most likely amount to which it expects to be entitled. Variable consideration is included in the estimated recognition of revenue to the extent it is probable that a significant reversal of cumulative recognized revenue will not occur. A determination that the collection of a claim is probable is based upon compliance with the terms of the contract and the extent to which the Company performed in accordance therewith but does not guarantee collection in full.

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

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of September 30, 2020, the aggregate amount of the remaining performance obligations was approximately $428.8 million. Of this amount, the current expectation of the Company is that it will recognize $386.6 million, or 90%, in the next 12 months and the remaining balance thereafter.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at September 30, 2020 and December 31, 2019 consisted primarily of overnight bank deposits.

Restricted cash of $1.0 million at December 31, 2019 consisted of collateral related to a marine project that was completed during the quarter ended June 30, 2020. The Company had no restricted cash as of September 30, 2020.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company has significant investments in billed and unbilled receivables as of September 30, 2020 and December 31, 2019. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of September 30, 2020, and December 31, 2019, the Company has recorded an allowance for credit losses of $0.4 million and $2.6 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at September 30, 2020 totaled $36.2 million, of which $7.2 million is expected to be collected beyond September 30, 2021. Retainage at December 31, 2019 totaled $42.5 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense except to the extent they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of September 30, 2020 or December 31, 2019, other than those involved in insurance reserves.  See Note 16 for further discussion regarding matters pursuant to insurance reserves.

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

Dry-docking costs are capitalized and amortized using the straight-line method over a period ranging from three to 15 years. Dry-docking costs include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel. Amortization related to dry-docking activities is included as a component of depreciation. These costs and the related amortization periods are periodically reviewed to determine if the estimates are accurate. If warranted, a significant upgrade of equipment may result in a revision to extend the useful life of the asset, in which case the change is accounted for prospectively.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of September 30, 2020 or December 31, 2019.

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

The total accrual for insurance claims liabilities was $24.5 million and $3.7 million at September 30, 2020 and December 31, 2019, respectively. The total accrual for insurance claims receivable was $23.5 million and $1.1 million at September 30, 2020 and December 31, 2019, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable.  The Company adopted the new standard on January 1, 2020. For the Company’s trade receivables, certain other receivables and certain other financial instruments, the Company is required to use a new forward-looking “expected” credit loss model based on historical loss rates that replaced the prior “incurred” credit loss model. The adoption of the new standard generally results in earlier recognition of allowances for credit losses. Adoption of the standard resulted in no adjustment for credit losses as the impact was immaterial; however, subsequently primarily as a result of the COVID-19 pandemic additional bad debt expense of approximately $0.4 million was recorded as of September 30, 2020.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Marine Segment
Construction	$86,505	$72,609	$205,459	$163,426
Dredging	24,262	29,404	79,391	82,762
Specialty Services	2,114	5,391	5,699	11,726
Marine segment contract revenues	$112,881	$107,404	$290,549	$257,914

Concrete Segment
Structural	$21,116	$13,439	$66,893	$37,595
Light Commercial	55,436	78,587	182,311	212,958
Other	—	77	13	130
Concrete segment contract revenues	$76,552	$92,103	$249,217	$250,683

Total contract revenues	$189,433	$199,507	$539,766	$508,597

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

The table below presents the concentrations of accounts receivable from customers (trade and retainage) at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020		December 31, 2019
Federal Government	$258	-%	$4,765	3%
State Governments	382	-%	5,864	4%
Local Governments	22,870	18%	41,944	26%
Private Companies	103,743	82%	109,114	67%
Gross receivables	127,253	100%	161,687	100%
Allowance for credit losses	(411)		(2,600)
Net receivables	$126,842		$159,087

At September 30, 2020 no single customer accounted for more than 10.0% of total current receivables. At December 31, 2019, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2020	%	2019	%	2020	%	2019	%
Federal Government	$16,499	9%	$13,564	7%	$32,720	6%	$36,142	7%
State Governments	6,322	3%	19,872	10%	27,646	5%	34,213	7%
Local Government	54,316	29%	54,654	27%	158,176	29%	150,683	30%
Private Companies	112,296	59%	111,417	56%	321,224	60%	287,559	56%
Total contract revenues	$189,433	100%	$199,507	100%	$539,766	100%	$508,597	100%

In the three months ended September 30, 2020, one customer in the Local Governments category accounted for 13.8% of total contract revenues. In the three months ended September 30, 2019, no single customer accounted for more than 10% of total contract revenues. In the nine months ended September 30, 2020, one customer in the Local Governments category accounted for 11.2% of total contract revenues. In the nine months ended September 30, 2019, no single customer accounted for more than 10% of total contract revenues.

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

Contract revenues generated outside the United States totaled 0.9% and 2.3% of total revenues for the three months ended September 30, 2020 and 2019, respectively, and 1.8% and 1.5% for the nine months ended September 30, 2020 and 2019, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Costs incurred on uncompleted contracts	$1,104,441	$884,244
Estimated earnings	200,816	144,160
	1,305,257	1,028,404
Less: Billings to date	(1,303,028)	(1,035,796)
	$2,229	$(7,392)
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,196	$41,389
Billings in excess of costs and estimated earnings on uncompleted contracts	(40,967)	(48,781)
	$2,229	$(7,392)

Included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $3.2 million and $0.1 million at September 30, 2020 and December 31, 2019, respectively, related to claims and unapproved change orders. See Note 2 - Summary of Significant Accounting Policies to the Company’s condensed consolidated financial statements for discussion of the accounting for these claims.

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

6.Property and Equipment

The following is a summary of property and equipment at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Automobiles and trucks	$2,267	$2,161
Building and improvements	44,324	44,278
Construction equipment	145,774	153,147
Vessels and other equipment	75,511	84,022
Office equipment	9,052	8,652
	276,928	292,260
Less: Accumulated depreciation	(190,748)	(196,973)
Net book value of depreciable assets	86,180	95,287
Construction in progress	3,868	1,198
Land	35,863	35,863
	$125,911	$132,348

For the three months ended September 30, 2020 and 2019, depreciation expense was $5.3 million and $5.8 million, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense was $16.6 million and $17.6 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Inventory

Current inventory at both September 30, 2020 and December 31, 2019 of $1.9 million and $1.1 million, respectively, consisted primarily of spare parts and small equipment held for use in the ordinary course of business.

Non-current inventory at September 30, 2020 and December 31, 2019 totaled $6.5 million and $7.0 million, respectively, and consisted primarily of spare engine components or items which require longer lead times for sourcing or fabrication for certain of the Company’s assets to reduce equipment downtime.

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
September 30, 2020
Assets:
Cash surrender value of life insurance policy	$2,895	—	2,895	—
Liabilities:
Derivatives	$1,795	—	1,795	—
December 31, 2019
Assets:
Cash surrender value of life insurance policy	$2,714	—	2,714	—
Liabilities:
Derivatives	$1,045	—	1,045	—

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of September 30, 2020. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at September 30, 2020 and December 31, 2019 approximated its carrying value of $42.1 million and $73.3 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Goodwill and Intangible Assets

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	September 30,	December 31,
	2020	2019
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(29,985)	$(27,345)
Current year amortization	(1,552)	(2,640)
Total accumulated amortization	(31,537)	(29,985)

Net finite-lived intangible assets, end of period	$3,703	5,255
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$10,595	$12,147

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the nine months ended September 30, 2020, $1.6 million of amortization expense was recognized for these assets.

Future expense remaining of approximately $3.7 million will be amortized as follows:

2020	517
2021	1,521
2022	1,239
2023	389
2024	37
$3,703

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

10.Accrued Liabilities

Accrued liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Accrued salaries, wages and benefits	$12,919	$7,323
Accrual for insurance claims liabilities	24,135	3,714
Sales taxes	4,774	3,021
Property taxes	1,573	389
Sale-leaseback arrangement	529	482
Accounting and audit fees	254	267
Interest	—	76
Equipment purchase	921	—
Other accrued expenses	820	1,694
Total accrued liabilities	$45,925	$16,966

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

The 364-Day Revolving Credit Facility, which may be amended from time to time, provides for borrowings under a new revolving line of credit.  The 364-Day Revolving Credit Facility is guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and may be used to finance general corporate and working capital purposes, to finance Permitted Acquisitions, and to pay transaction fees, costs and expenses related to the consummation of the Seventh Amendment.  Interest is due and is computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin). Interest is due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. Principal balances drawn under the 364- Day Revolving Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. Amounts repaid under the 364-Day Revolving Credit Facility may be re-borrowed. The 364-Day Revolving Credit Facility matures on June 7, 2021.

Total debt issuance costs for the 364-Day Revolving Credit Facility, which included underwriter fees, legal fees and syndication fees were approximately $0.4 million and were capitalized as current deferred charges and will be amortized over the duration of the loan.

The quarterly weighted average interest rate for the Credit Facility as of September 30, 2020 was 2.58%.

The Company’s obligations under debt arrangements consisted of the following:

	September 30, 2020			December 31, 2019
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Term loan - current	$4,500	$(153)	$4,347	$3,750	$(82)	$3,668
Total current debt	4,500	(153)	4,347	3,750	(82)	3,668
Revolving line of credit	10,000	(341)	9,659	36,000	(782)	35,218
Term loan - long-term	27,565	(939)	26,626	33,540	(729)	32,811
Total long-term debt	37,565	(1,280)	36,285	69,540	(1,511)	68,029
Total debt	$42,065	$(1,433)	$40,632	$73,290	$(1,593)	$71,697
(1)	Total debt issuance costs include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth, Fifth, Sixth and Seventh Amendments to the Credit Agreement.

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

The maturity date for amounts drawn under the revolving line of credit is the earlier of the Facility termination date of July 31, 2023, or the date the outstanding balance is permanently reduced to zero. Prior to the fourth quarter of 2018, the Company classified amounts drawn as current liabilities based on an intent and ability to repay the amounts using current assets within the next twelve months. During the fourth quarter of 2018, the Company determined it no longer has the intent to repay amounts drawn within the next twelve months. As of September 30, 2020, the Company determined that it still does not have the intent to repay amounts drawn within the next twelve months. Therefore, the Company has classified the entire outstanding balance of the revolving line of credit as non-current.

As of September 30, 2020, the outstanding balance for all borrowings under the revolving line of credit was $10.0 million, where $5.0 million was designated as an Adjusted LIBOR Rate Loan at a rate of 2.44% and $5.0 million was designated as a Base Rate Loan at a rate of 4.5%. There were also $2.1 million in outstanding letters of credit as of September 30, 2020, which reduced the maximum borrowing availability on the revolving line of credit to $37.9 million as of September 30, 2020. During the nine months ended September 30, 2020, the Company drew down $10.0 million for general corporate purposes and made payments of $36.0 million on the revolving line of credit which resulted in a net decrease of $26.0 million.

Provisions of the 364-day revolving credit facility

The Company has a maximum borrowing availability under the 364-Day Revolving Credit Facility of $20.0 million. Borrowings may be designated as Base Rate Loan or Adjusted LIBOR Rate Loans, at the Company’s request, and must be drawn in an aggregate minimum amount of $1.0 million and integral multiples of $250,000 in excess of that amount. The Company may convert, change, or modify rate designations from time to time.

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the 364-Day Revolving Credit Facility. The commitment fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding.

As of September 30, 2020, there were no outstanding borrowings under the 364-Day Revolving Credit Facility.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At September 30, 2020, the outstanding term loan component of the Credit Facility totaled $32.1 million and was secured by specific assets of the Company.

The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2020	1,125
2021	4,500
2022	5,250
2023	21,190
$32,065

During the nine months ended September 30, 2020 the Company made the scheduled quarterly principal payments of $2.6 million, and an additional principal paydown of $2.6 million with proceeds from the sale of equipment which reduced the outstanding principal balance to $32.1 million as of September 30, 2020. The current portion of debt is $4.5 million, and the non-current portion is $27.6 million. As of September 30, 2020, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 2.44%.

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

The Company expects to meet its future internal liquidity and working capital needs and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of September 30, 2020.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There was a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap began with a notional amount of $27.0 million on July 31, 2020 and hedges the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the comparative periods ended September 30, 2020 and September 30, 2019, as reflected in accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity, is approximately $0.8 million and $1.2 million. The fair market value of the swaps as of September 30, 2020 is reflected as a liability of $1.8 million on the Condensed Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

12.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Sale-leaseback arrangement	$16,953	$17,447
Deferred compensation	2,752	2,528
Accrual for insurance claims liabilities	348	461
Total other long-term liabilities	$20,053	$20,436

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

Income tax expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Income tax expense (benefit)	$303	$467	$1,660	$920
Effective tax rate	2.5%	10.4%	9.1%	(20.0)%

The effective rate for the three and nine months ended September 30, 2020 differed from the Company’s statutory federal rate of 21% primarily due to movement in the valuation allowance to offset foreign tax credits and net operating loss carryforwards, foreign taxes, state income taxes and the non-deductibility of certain permanent items.

During the year ended December 31, 2019 the Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended September 30, 2020 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at September 30, 2020 remains appropriate.

The Company does not expect that unrecognized tax benefits as of September 30, 2020 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended September 30, 2020 and 2019, the Company had 1,086,882 and 1,614,192 securities, respectively, that were potentially dilutive in earnings per share calculations. For the nine months ended September 30, 2020 and 2019, the Company had 1,220,314 and 1,671,040 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and nine months ended September 30, 2020 and 2019. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic:
Weighted average shares outstanding	30,372,310	29,544,288	30,020,258	29,240,979
Diluted:
Total basic weighted average shares outstanding	30,372,310	29,544,288	30,020,258	29,240,979
Effect of potentially dilutive securities:
Common stock options	—	2,897	—	—
Total weighted average shares outstanding assuming dilution	30,372,310	29,547,185	30,020,258	29,240,979

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

In the three months ended September 30, 2020 and 2019, compensation expense related to stock-based awards outstanding was $0.3 million and $0.6 million, respectively. In the nine months ended September 30, 2020 and 2019, compensation related to stock-based awards outstanding was $1.9 million and $2.3 million, respectively. In the three and nine months ended September 30, 2020, expense related to the purchase of vested stock-based awards for certain officers and directors of the Company was approximately $0.2 million.

In February 2020, the Company granted an executive of the Company 15,121 shares of restricted common stock, which vested immediately on the date of grant. The fair value of all shares awarded on the date of grant was $4.96 per share.

In March 2020, certain officers and executives of the Company were awarded 170,235 shares of restricted common stock with a vesting period of three years and a fair value of $3.73 per share.

In May 2020, independent directors as well as certain officers and executives of the Company were awarded 638,938 shares of restricted common stock. The total number included 238,938 shares, which were awarded to the independent directors and vested immediately on the date of the grant, as well as 300,000 shares of performance-based stock awarded to certain executives. The performance-based stock will potentially vest 50% if the target is met, with 25% each vesting on the second and third anniversary of the determination that the target was met, with 100% of the shares to be earned based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all shares awarded on the date of the grant was $2.26 per share.

In August 2020, the Company determined the performance-based stock awarded on May 24, 2019 vested at the outperformance level established above the target set based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period ending June 30, 2020. As a result, the executives earned an additional 93,750 shares of performance-based stock awards with a fair value of $1.96, of which 50% vested immediately on the date of determination and 25% each will vest on the first and second anniversary of the date of determination.

In September 2020, the Company granted an executive of the Company 25,000 shares of restricted common stock with a vesting period of three years and a fair value of $2.58 per share.

In the three and nine months ended September 30, 2020, there were no options exercised. In the three months ended September 30, 2019, there were no options exercised. In the nine months ended September 30, 2019, 7,021 options were exercised, generating proceeds to the Company of less than $0.1 million.

At September 30, 2020, total unrecognized compensation expense related to unvested stock and options was approximately $2.4 million, which is expected to be recognized over a period of approximately two years.

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

On August 21, 2020, a Company dredge, the Waymon L. Boyd, was consumed by a fire while working on a project in the Port of Corpus Christi. Four crewmembers were killed, several more were injured, some seriously, and the vessel was declared a total loss. This incident also resulted in the discharge of approximately 18,000 gallons of oil, diesel fuel and contaminated water into the Corpus Christi Ship Channel, all of which was promptly cleaned up. The Company is fully cooperating with the U.S. Coast Guard, the Port of Corpus Christi Authority, and the National Transportation Safety Board, among others, while they investigate the cause of this incident. The National Transportation Safety Board has named the Company as a party of interest in their investigation. Thus far, seven individual lawsuits have been filed against the Company by certain crewmembers or their heirs under the general maritime law and the Jones Act. In response thereto, the Company has filed an action in the U.S. District Court for the Southern District of Texas seeking consolidation of these suits for procedural purposes since they all arise out of the same occurrence and seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. Other actions are anticipated that will likely claim property damages and business interruption, loss of profit, loss of use of natural resources and other economic damages for unspecified economic and compensatory damages. In any case, the Company believes it has adequate insurance coverage for all pollution, marine, economic and other potential liabilities arising from the incident and does not expect the incident to have a material adverse effect on its business or financial condition. The Company is also confident that it otherwise has adequate vessels, equipment and personnel to fulfill all ongoing, booked and reasonably foreseeable work.

In addition, the Company is involved in various other legal and other proceedings which are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company’s financial condition, results of operations or cash flows. Management believes that it has recorded adequate accrued liabilities and believes that it has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Condensed Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Condensed Consolidated Balance Sheets. As of September 30, 2020, the current portion of the notes receivable was $0.8 million and the non-current portion was $2.0 million, net of $0.2 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

During the quarter ended September 30, 2020, the Company settled a long-standing dispute with a customer that resulted in recovery of $0.9 million of previously reserved accounts receivable.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Marine
Contract revenues	$112,881	$107,404	$290,549	$257,914
Operating income (loss)	$8,992	$4,863	$12,443	$(1,584)
Depreciation and amortization expense	$(4,543)	$(4,960)	$(14,063)	$(14,975)

Total assets	$258,894	$252,995	$258,894	$252,995
Property, plant and equipment, net	$109,522	$117,071	$109,522	$117,071

Concrete
Contract revenues	$76,552	$92,103	$249,217	$250,683
Operating (loss) income	$4,093	$1,229	$9,091	$1,076
Depreciation and amortization expense	$(2,223)	$(2,120)	$(6,599)	$(6,367)

Total assets	$123,626	$124,112	$123,626	$124,112
Property, plant and equipment, net	$16,389	$16,985	$16,389	$16,985

There were less than $0.1 million and $2.7 million in intersegment revenues between the Company’s two reportable segments for the three and nine months ended September 30, 2020, respectively. There were $0.3 million and $0.5 million in intersegment revenues between the Company’s two reportable segments for the three and nine months ended September 30, 2019, respectively. The marine segment had foreign revenues of $1.8 million and $4.6 million for the three months ended September 30, 2020 and 2019, respectively, and $9.7 million and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases recorded on the balance sheet consists of the following:

	September 30,	December 31,
Leases	2020	2019
Assets
Operating lease right-of-use assets, net (1)	$15,619	$17,997
Financing lease right-of-use assets, net (2)	12,775	7,896
Total assets	$28,394	$25,893
Liabilities
Current
Operating	$4,766	$5,043
Financing	4,543	2,788
Total current	9,309	7,831
Noncurrent
Operating	11,545	13,596
Financing	7,670	3,760
Total noncurrent	19,215	17,356
Total liabilities	$28,524	$25,187
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $8.7 million as of September 30, 2020.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $7.1 million as of September 30, 2020.

Other information related to lease term and discount rate is as follows:

	September 30,	December 31,
	2020	2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.90	5.30
Financing leases	4.99	1.18
Weighted Average Discount Rate
Operating leases (1)	4.80%	4.80%
Financing leases	4.61%	5.10%
(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs:
Operating lease cost	$1,588	$1,715	$4,815	$5,175
Short-term lease cost (1)	833	1,305	2,914	1,460
Financing lease costs:
Interest on lease liabilities	135	83	410	283
Amortization of right-of-use assets	902	579	2,487	1,733
Total lease cost	$3,458	$3,682	$10,626	$8,651
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,743	$5,173
Operating cash flows for finance leases	$410	$283
Financing cash flows for finance leases	$2,751	$2,144
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$3,017	$23,747
ROU assets obtained in exchange for new financing lease liabilities	$9,714	$229

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$1,490	$1,136
2021	5,045	4,924
2022	3,400	1,181
2023	2,453	1,650
2024	1,818	853
Thereafter	4,215	4,083
Total future minimum lease payments	18,421	13,827
Less - amount representing interest	2,110	1,614
Present value of future minimum lease payments	16,311	12,213
Less - current lease obligations	4,766	4,543
Long-term lease obligations	$11,545	$7,670

19.Subsequent Event

Effective, October 9, 2020, the Company entered into an amendment (the "Eighth Amendment") to its syndicated credit agreement (the "Credit Agreement" , with Regions Bank, as Administrative Agent and Collateral Agent and Bank of America, N.A., BOKF, NA dba Bank of Texas, Iberiabank, NBH Bank, Truist Bank, and Trustmark National Bank, as Lenders.

The Eighth Amendment provides for administrative revisions to the Credit Agreement, including changes to repayment requirements for involuntary asset dispositions and changes to the timing of repayment for voluntary asset dispositions.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including the duration of the COVID19 pandemic and the resiliency of  the economy thereafter, unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the  customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Third quarter 2020 Recap and 2020 Outlook

In the quarter ended September 30, 2020, we recorded revenues of $189.4 million, of which $112.9 million was attributable to our marine segment and the remaining $76.5 million to our concrete segment. In addition, we ended the quarter with a consolidated backlog of $428.8 million. Our revenues in the quarter decreased by 5.0% as compared with the comparable prior year period and we recorded net income of $11.8 million, as compared with net income of $4.0 million in the comparable prior year period.

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

Federal and State governments have increased spending as part of efforts to mitigate the impact of COVID-19 on the economy.  The amount and timing of such spending will be directly impacted by the duration of required efforts to contain COVID-19 and the severity of the negative impacts created by the virus and its effect on the economy.   Although little progress has been made to date and on a federal infrastructure bill concerns have recently arisen that the impact of the COVID-19 pandemic may further delay or reduce its scope, the Company will continue to track and monitor any developments on a federal infrastructure bill which could potentially create bid opportunities for the Company.

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

In the long-term, we see positive trends in demands for our services in our end markets, including:

●	Continuing need to repair and improve degrading U. S. marine infrastructure;
●	Long-term demand from downstream energy-related companies will be driven by larger capital projects, as well as maintenance call-out work;
●	Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;
●	Possible work opportunities generated by the Water Resources Reform and Development Act (the “WRRDA Act”) authorizing expenditures for the conservation and development of the nation’s waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;
●	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;
●	Funding for highways and transportation under successor Acts to the FAST Act;

●	Nearly $7 billion of federal funding provided by the USACE in connection with disaster recovery in Texas; and,
●	Potential opportunities related to the impending federal infrastructure bill.

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

Backlog as of the periods ended below are as follows (in millions):

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Marine segment	$241.7	$312.2	$344.6	$326.9	$394.3
Concrete segment	187.1	216.2	247.3	231.6	226.2
Consolidated	$428.8	$528.4	$591.9	$558.5	$620.5

Previously reported backlog amounts have been adjusted in the accompanying table to correct for a clerical error in the underlying calculation file, as to which steps have been taken to prevent a recurrence. Accordingly, reported backlog has been reduced by $17.6 million, $13.8 million and $10.0 million for the periods ended March 31, 2020, December 31, 2019 and September 30, 2019, respectively. The recent trends of declining backlog, reflect headwinds created by the COVID-19 pandemic in certain end market sectors and uncertainty around the US elections. We, however, remain optimistic in our end-markets and in the opportunities that are emerging across our various market places as evidenced by the $1.1 billion of quoted bids outstanding, of which $108 million we are the apparent low bidder on or have been awarded contracts subsequent to the end of the third quarter of 2020.

Three months ended September 30, 2020, compared with three months ended September 30, 2019

	Three months ended September 30,
	2020		2019
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$189,433	100.0%	$199,507	100.0%
Cost of contract revenues	166,932	88.1%	178,614	89.5%
Gross profit	22,501	11.9%	20,893	10.5%
Selling, general and administrative expenses	15,270	8.1%	14,590	7.3%
Amortization of intangible assets	519	0.3%	662	0.3%
Gain on disposal of assets, net	(6,373)	(3.4)%	(451)	(0.2)%
Operating income	13,085	6.9%	6,092	3.1%
Other (expense) income:
Other income	115	0.1%	17	—%
Interest income	57	—%	75	—%
Interest expense	(1,151)	(0.6)%	(1,678)	(0.8)%
Other expense, net	(979)	(0.5)%	(1,586)	(0.8)%
Income before income tax expense	12,106	6.4%	4,506	2.3%
Income tax expense	303	0.2%	467	0.3%
Net income	$11,803	6.2%	$4,039	2.0%

Contract Revenues. Contract revenues for the three months ended September 30, 2020 of $189.4 million decreased 5.0% as compared to $199.5 million in the prior year period. The decrease was primarily driven by a decrease in production volume in the concrete segment due to tropical weather in Texas in the last few weeks of the current year quarter.

Gross Profit.  Gross profit was $22.5 million for the three months ended September 30, 2020, compared to $20.9 million in the prior year period, an increase of $1.6 million or 7.7%. Gross profit in the third quarter was 11.9% of total contract revenues as compared to 10.5% in the prior year period. The increase in gross profit dollars and percentage was primarily driven by project execution related margin expansion in both segments and better labor utilization in the marine segment.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $15.3 million for the three months ended September 30, 2020 compared to $14.6 million in the prior year period, an increase of $0.7 million, or 4.7%. As a percentage of total contract revenues, SG&A expenses increased from 7.3% to 8.1%. The increase in SG&A dollars and percentage were primarily attributable to the full ratable accrual of the annual incentive compensation plan during the current year period compared to zero accrual during the comparable 2019 period.

Gain on Disposal of Assets, net. During the three months ended September 30, 2020, we realized $3.5 million of net gains on sales of assets and $2.9 million of net gains on insurance recoveries. There were no such material net gains realized during the prior year comparative period.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

See Note 11 for additional discussion of the amended syndicated credit agreement, also known as the Seventh Amendment, executed in June 2020.

Income Tax Expense. We recorded tax expense of $0.3 million in the three months ended September 30, 2020, compared to tax expense of $0.5 million in the prior year period. Our effective tax rate for the three months ended September 30, 2020 was 2.5%, which differs from the federal statutory rate of 21% primarily due to movement in the valuation allowance to offset foreign tax credits and net operating loss carryforwards, foreign taxes, state income taxes and the non-deductibility of certain permanent items.

Nine months ended September 30, 2020, compared with nine months ended September 30, 2019

	Nine months ended September 30,
	2020		2019
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$539,766	100.0%	$508,597	100.0%
Cost of contract revenues	476,763	88.3%	463,645	91.2%
Gross profit	63,003	11.7%	44,952	8.8%
Selling, general and administrative expenses	47,651	8.8%	44,677	8.7%
Amortization of intangible assets	1,552	0.3%	1,980	0.4%
Gain on disposal of assets, net	(7,734)	(1.4)%	(1,197)	(0.2)%
Operating income (loss) from operations	21,534	4.0%	(508)	(0.1)%
Other (expense) income:
Other income	251	—%	574	0.1%
Interest income	151	—%	317	0.1%
Interest expense	(3,722)	(0.6)%	(4,981)	(1.0)%
Other expense, net	(3,320)	(0.6)%	(4,090)	(0.8)%
Income (loss) before income taxes	18,214	3.4%	(4,598)	(0.9)%
Income tax expense	1,660	0.3%	920	0.2%
Net income (loss)	$16,554	3.1%	$(5,518)	(1.1)%

Contract Revenues. Contract revenues for the nine months ended September 30, 2020 of $539.8 million increased approximately 6.1% as compared to $508.6 million in the prior year period. The increase was primarily attributable to the higher volume of work in both the marine and concrete segments. Additionally, the execution on a few large projects in both segments increased year over year results.

Gross Profit.  Gross profit was $63.0 million for the nine months ended September 30, 2020, compared to $45.0 million in the prior year period, an increase of $18.0 million or 40.2%. Gross profit in the nine months ended September 30, 2020 was 11.7% of total contract revenues as compared to 8.8% in the prior year period. The increase in gross profit dollars and percentage were primarily driven by revenue and margin expansion as the result of improved fixed and labor related cost recovery.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $47.7 million for the nine months ended September 30, 2020 compared to $44.7 million in the prior year period, an increase of $3.0 million, or 6.7%. As a percentage of total contract revenues, SG&A expenses increased from 8.7% to 8.8%.  The increase in SG&A dollars and percentage were primarily attributable to the full ratable accrual of the incentive compensation plan in the 2020 period compared to zero accrual during the comparable 2019 period.

Gain on Disposal of Assets, net. During the nine months ended September 30, 2020, we realized $4.8 million of net gains on sales of assets and $2.9 million of net gains on insurance recoveries. This compared to realizing $1.2 million of net gains on the assets we sold during the 2019 comparative period.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

See Note 11 for additional discussion of the amended syndicated credit agreement, also known as the Seventh Amendment, executed in June 2020.

Income Tax Expense. We recorded tax expense of $1.7 million in the nine months ended September 30, 2020, compared to tax expense of $0.9 million in the prior year period. Our effective tax rate for the nine months ended September 30, 2020 was 9.1%, which differs from the federal statutory rate of 21% primarily due to movement in the valuation allowance to offset foreign tax credits and net operating loss carryforwards, foreign taxes, state income taxes and the non-deductibility of certain permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues:

Three months ended September 30, 2020 compared with three months ended September 30, 2019

	Three months ended September 30,
	2020		2019
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$68,353	60.6%	$73,921	68.8%
Private sector	44,528	39.4%	33,483	31.2%
Marine segment total	$112,881	100.0%	$107,404	100.0%
Concrete segment
Public sector	$8,784	11.5%	$14,169	15.4%
Private sector	67,768	88.5%	77,934	84.6%
Concrete segment total	$76,552	100.0%	$92,103	100.0%
Total	$189,433		$199,507

Operating income
Marine segment	$8,992	8.0%	$4,863	4.5%
Concrete segment	4,093	5.3%	1,229	1.3%
Total	$13,085		$6,092

Marine Segment

Revenues for our marine segment for the three months ended September 30, 2020 were $112.9 million compared to $107.4 million for the three months ended September 30, 2019, an increase of $5.5 million, or 5.1%. The increase was primarily attributable to the higher volume of work in the marine segment. Additionally, the execution on a few large projects boosted year over year results.

Operating income for our marine segment for the three months ended September 30, 2020 was $9.0 million, compared to $4.9 million for the three months ended September 30, 2019, an increase of $4.1 million. This increase in operating income was primarily due to an increase in net gains on disposal of assets of $6.1 million. Such gains were derived from a combination of asset sales and insurance recovery proceeds. Excluding the increase related to the net gain on disposal of assets, net operating income for our marine segment for the three months ended September 30, 2020 was $2.7 million compared to $4.7 million for the comparative prior year quarter, a decrease of $2.0 million.

Concrete Segment

Revenues for our concrete segment for the three months ended September 30, 2020 were $76.6 million compared to $92.1 million for the three months ended September 30, 2019, a decrease of $15.5 million, or 16.9%. This decrease in revenue was primarily driven by a decrease in production volume due to tropical weather in Texas in the last few weeks of the current year quarter.

Operating income for our concrete segment for the three months ended September 30, 2020 was $4.1 million, compared to $1.2 million for the three months ended September 30, 2019, an increase of $2.9 million. This increase in operating income was primarily due to improved recovery of equipment and labor related project costs.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

	Nine months ended September 30,
	2020		2019
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$181,684	62.5%	$180,487	70.0%
Private sector	108,865	37.5%	77,427	30.0%
Marine segment total	$290,549	100.0%	$257,914	100.0%
Concrete segment
Public sector	$36,858	14.8%	$40,551	16.2%
Private sector	212,359	85.2%	210,132	83.8%
Concrete segment total	$249,217	100.0%	$250,683	100.0%
Total	$539,766		$508,597

Operating income (loss)
Marine segment	$12,443	4.3%	$(1,584)	(0.6)%
Concrete segment	9,091	3.6%	1,076	0.4%
Total	$21,534		$(508)

Marine Segment

Revenues for our marine segment for the nine months ended September 30, 2020 were $290.5 million compared to $257.9 million for the nine months ended September 30, 2019, an increase of $32.6 million, or 12.7%. This increase is primarily attributable to execution on the larger volume of work in our backlog and significant uninstalled material purchases in the current year period which gross up revenue and costs when purchased but only contribute to gross margin as they are installed.

Operating income for our marine segment for the nine months ended September 30, 2020 was $12.4 million, compared to an operating loss of $1.6 million for the nine months ended September 30, 2019, an increase of $14.0 million. This increase in operating income included $6.5M of net gains on disposal of assets. Excluding the increase in net gains on disposal of assets, net operating income for our marine segment for the nine months ended September 30, 2020 was $5.2 million compared to an operating loss of $2.3 million for the nine months ended September 30, 2019, an increase of $7.5 million. This increase in operating income was primarily due to improved project execution and cost recovery as well as the completion of several projects with lower margin in the prior year period.

Concrete Segment

Revenues for our concrete segment for the nine months ended September 30, 2020 were $249.2 million compared to $250.7 million for the nine months ended September 30, 2019, a decrease of $1.5 million, or 0.6%.

Operating income for our concrete segment for the nine months ended September 30, 2020 was $9.1 million, compared to operating income of $1.1 million for the nine months ended September 30, 2019, an increase of $8.0 million. This increase in operating income was primarily due to the improvement in man-hours per cubic yard production, and increased recovery of project related costs such as labor and equipment.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facilities.

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At September 30, 2020, our working capital was $56.8 million, as compared with $62.2 million at December 31, 2019. As of September 30, 2020, we had unrestricted cash on hand of $2.7 million. Our borrowing capacity at September 30, 2020 was approximately $57.9 million.

We expect to meet our future internal liquidity and working capital needs and maintain or replace our equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by our operating activities for at least the next 12 months. We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$11,803	$4,039	$16,554	$(5,518)
Adjustments to remove non-cash and non-operating items	1,505	8,538	19,333	27,337
Cash flow from net income after adjusting for non-cash and non-operating items	13,308	12,577	35,887	21,819
Change in operating assets and liabilities (working capital)	(8,006)	(13,392)	2,489	(23,716)
Cash flows provided by (used in) operating activities	$5,302	$(815)	$38,376	$(1,897)
Cash flows used in investing activities	$(153)	$(4,507)	$(2,197)	$(9,648)
Cash flows (used in) provided by financing activities	$(12,760)	$3,913	$(34,533)	$4,211

Capital expenditures (included in investing activities above)	$(4,408)	$(4,917)	$(9,444)	$(13,035)

Operating Activities. During the three months ended September 30, 2020, we generated approximately $5.3 million in cash from our operating activities. The net cash inflow is comprised of $13.3 million of cash inflows from net income, after adjusting for non-cash items, partially offset by $8.0 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $19.7 million outflow pursuant to the relative timing and significance of project progression and billings during the period and a $1.4 million decrease in operating lease liabilities during the period, partially offset by a $13.1 million inflow related to an increase in our net position of accounts receivable and accounts payable plus accrued  liabilities during the period.

During the nine months ended September 30, 2020, we generated approximately $38.4 million in cash from our operating activities. The net cash inflow is comprised of $35.9 million of cash inflows from net income, after adjusting for non-cash items and $2.5 million of cash inflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $15.9 million inflow related to an increase in our net position of accounts receivable and accounts payable plus accrued liabilities and $0.3 million of inflows related to other working capital changes, partially offset by a $9.6 million outflow pursuant to the relative timing and significance of project progression and billings during the period and a $4.1 million decrease in operating lease liabilities during the period.

Investing Activities. Capital asset additions and betterments to our fleet were $4.4 million in the three months ended September 30, 2020, as compared with $4.9 million in the three months ended September 30, 2019.

Capital asset additions and betterments to our fleet were $9.4 million in the nine months ended September 30, 2020, as compared with $13.0 million in the nine months ended September 30, 2019.

The changes are primarily a result of the timing of purchase of capital assets.

Financing Activities.

During the three months ended September 30, 2020, we drew down $5.0 million from our revolving line of credit and repaid $13.0 million on our revolving line of credit, as well as made the regularly scheduled debt payments on the term loan of $1.1 million and an additional principal paydown of $2.6 million with proceeds from the sale of equipment.

During the nine months ended September 30, 2020, we drew down $10.0 million from our revolving line of credit. Additionally, we repaid $36.0 million on our revolving line of credit, as well as made the regularly scheduled debt payment on the term loan of $2.6 million and an additional principal paydown of $2.6 million with proceeds from the sale of equipment.

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

The Company has a maximum borrowing availability under the 364-Day Revolving Credit Facility of $20.0 million. Borrowings may be designated as Base Rate Loan or Adjusted LIBOR Rate Loans, at the Company’s request, and must be drawn in an aggregate minimum amount of $1.0 million and integral multiples of $250,000 in excess of that amount. The Company may convert, change, or modify rate designations from time to time.

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the 364-Day Revolving Credit Facility. The commitment fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding.

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

The Company expects to meet its future internal liquidity and working capital needs and maintain or replace its equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of September 30, 2020.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There was a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap began with a notional amount of $27.0 million on July 31, 2020 and hedges the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the comparative periods ended September 30, 2020 and September 30, 2019, as reflected in accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity, is approximately $0.8 million and $1.2 million. The fair market value of the swaps as of September 30, 2020 is reflected as a liability of $1.8 million on the Condensed Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

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

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At September 30, 2020, the capacity under our current bonding arrangement was at least $500 million, with approximately $230 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At September 30, 2020, we had $42.1 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 2.68%. Also, we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on the aggregate principal amount of the term loan component of the credit facility outstanding. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows. To achieve this, we closely monitor changes in interest rates, and we utilize cash from operations to reduce our debt position, if warranted.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the

Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Coronavirus Disease 2019 (COVID-19) - The COVID-19 pandemic may adversely affect our business and results of operations and could have a material and adverse effect on our business, results of operations and financial condition in the future.

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

There were no sales of equity securities in the period ended September 30, 2020.

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

Exhibit Number	Description
10.2

Eighth amendment, effective October 9, 2020, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA dba Bank of Texas, Iberiabank, NBH Bank, Truist Bank, and Trustmark National Bank, as Lenders. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2020 (File No. 001-33891)).

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

ORION GROUP HOLDINGS, INC.

October 30, 2020	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President and Chief Executive Officer

October 30, 2020	By:	/s/ Robert L. Tabb
Robert L. Tabb Vice President and Chief Financial Officer