Form 10-K
period 2020-12-31
Orion Group Holdings Inc
filed 2021-03-02
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   ☑ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files:

Yes ☑ No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, "accelerated filer", "small reporting" company and "emerging growth" company in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ◻	Accelerated Filer ☑	Non-accelerated filer ◻	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, initiate by check mark if the registrant has elected not to use the extended transition period for complying with any, new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

There were 30,460,573 shares of common stock outstanding as of February 19, 2021. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $95.3 million as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Registrant’s definitive Proxy Statement to be issued in connection with the 2021 Annual Meeting of Stockholders to be filed on or about April 1, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K.

ORION GROUP HOLDINGS, INC.

2020 Annual Report on Form 10-K

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

Our operating principles and guiding beliefs include:

●	Safety - We believe work place safety and accident prevention is our moral obligation as well as a good business practice. By identifying and concentrating resources to address job site hazards, we continually strive to reduce our incident rates and the severity of the incidents.
●	Quality - We believe in the importance of performing high quality work.
●	Production - We believe in the importance of performing tasks safely, efficiently, and timely.
●	Integrity – We believe that integrity is the foundation upon which all other operating principles and guiding beliefs rest and it is achieved through maintaining high ethical standards through an established code of conduct and an effective company-wide compliance program.

●	Sustainability – We are committed to sustainability, which encompasses many aspects of how we conduct ourselves and practice our core values. We believe sustainability is important to our customers, employees, shareholders, and communities, and is also a long-term business driver. By focusing on specific initiatives that address social, environmental, governance and economic challenges, we can minimize risk and increase our competitive advantage

Our Business Strategy

We employ the following key business strategies:

●	Continue to add construction capabilities - We continue to seek to add capabilities that will augment our core contracting and construction competencies, improve our gross margins, and allow us to compete more effectively for contracts that might not otherwise be available to us.
●	Expand into new markets and complementary service offerings and selectively pursue strategic acquisitions - We seek to identify attractive new markets and strategic opportunities to expand our service offering through greenfield expansions, diversification, or selective acquisitions.
●	Continue to capitalize on favorable long-term industry trends - We seek to capitalize on infrastructure capital investments across the markets we serve including port and marine infrastructure, government funded projects, transportation, oil and gas facilities, recreational waterside industry infrastructure expansion and environmental restoration markets. We seek to capitalize on privately and government funded projects across the commercial concrete markets we serve including industrial, institutional, commercial real estate, and recreational developments.
●	Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects in both the public and private sectors for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to small property owners and developers and in diverse geographic markets).
●	Continue to reinvest in our core operations - We pursue technically complex projects where our people, specialized services and equipment differentiate us from our competitors. We intend to enhance the types, numbers and capabilities of our equipment so we can provide turnkey construction services to our customers. This is intended to assure that when we are called on for business, we have the right people, skills, and equipment readily available for multiple projects.
●	Continue to attract, retain and develop our employees - We believe our employees are integral to the success of our project execution, and we continue to allocate resources to attract and retain talented managers, supervisors and field personnel.
●	Ownership of equipment - We own a large, versatile fleet of well-maintained construction equipment. The ownership of this equipment enables us to compete more effectively by ensuring availability of equipment at a favorable cost.

Services Provided

Marine Construction Services

Marine construction services include construction, restoration, dredging, maintenance and repair of marine transportation facilities, marine pipelines, bridges and causeways, and marine environmental structures. We have the capability of providing design-build services and typically serve as the prime contractor for these types of projects.

Marine transportation facility projects include building or rehabilitating public port facilities for container ship loading and unloading; cruise ship port facilities; private terminals; special-use Navy terminals; recreational use marinas and docks; and other marine-based facilities. These projects typically require the positioning and installation of steel or concrete fabrication dock or mooring structures designed for durability and longevity, and involve driving piles of concrete, pipe or sheet pile to provide a foundation for the port facility structure that we subsequently construct on the piles. We also provide on-going maintenance and repair, inspection services, emergency repair, and demolition and salvage services to such facilities.

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

Our bridge and causeway projects include the construction, repair and maintenance of all types of overwater bridges and causeways, as well as the development of fendering systems in marine environments. We serve as the prime contractor for many of these projects, and some of these are design-build contracts. These projects involve fabricating steel or concrete structures designed for durability and longevity, and involve driving concrete, pipe or sheet pile into the subsurface to create support for the concrete deck roadways that we subsequently construct on the piles. These piles can exceed four feet in diameter, can range up to 170 feet in overall length, and are often driven 90 feet into the sea or river floor. We do not control the funding of bridge and causeway work, which has not been consistently available

Marine environmental structure projects may include the installation of concrete mattresses to promote erosion protection; construction of levees to contain environmental mitigation projects, and the installation of geotubes for wetlands and island creation. Such structures are used for erosion control, wetlands creation and environmental remediation.

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

Concrete Construction Services

The concrete segment has earned the reputation as being one of the area’s most recognizable and reputable concrete contractors. Our success has been achieved by maintaining a focus on our clients and addressing their problems. The commercial construction arena has been our focus and we have completed thousands of successful commercial projects – both simple and complex in the broader Texas market including Houston, Dallas, Fort Worth, Austin and San Antonio. Our portfolio of commercial projects includes warehouse and distribution, medical, retail, education, office buildings, multi-family, religious, industrial and community projects – nearly the full spectrum of commercial construction projects. We are a turnkey subcontractor that performs the vast majority of all our work with our own labor forces.

Warehouse and distribution projects include large, intermediate and small facilities serving needs in nearly every commercial, private and public industry. Typically, the developer and builders construction method of choice for these projects are concrete tilt-wall structures ranging in size from a few thousand square feet to over one million square feet. Speed, efficiency and quality are keys to meeting our clients’ needs to deliver projects on or ahead of schedule. We have received awards for many of these projects.

Medical/healthcare projects always come with stringent requirements. We have the knowledge and experience to meet these high expectations. From hospitals to laboratories, including high rises and their garages we know how to carry out construction activities in densely occupied areas with minimal disturbance to critical facilities daily operations.

Office buildings, whether in downtown metropolitan cities or in business districts serving neighboring communities we apply our concrete experience to a variety of office project types, including low, mid-rise and high-rise concrete structures. We utilize different technologies for elevated concrete structures.

Multi-family projects, whether it be podium structures, mid-rise, high-rise and luxury projects, we have the abundant knowledge of the extensive formwork systems, cranes and equipment needed to successfully deliver projects – typically in tight spaces. We have earned the reputation for successfully managing and delivering multi-family projects with aggressive schedules.

We bring a breadth of knowledge and a diverse portfolio of education projects. We have completed over 18 million square feet of education projects including libraries, higher education, research facilities, athletic facilities, stadiums, elementary, middle and high schools. We have also applied our skills to state of the art performing arts facilities and studios.

Retail centers play an important role for serving our neighborhoods. They address a variety of community needs and we have had the opportunity to build large regional shopping malls, national chain stores, power centers, small strip centers and corner retail shops.

We also have had the great privilege of teaming with church leaders and church builders to create worship areas for people from all walks of life. With more than 4.7 million square feet of worship and fellowship facilities, our religious portfolio includes projects ranging from 2,000 square feet to more than 200,000 square feet.

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

Bridges and Causeways

According to the American Society of Civil Engineers, as of their most recent report, one in eleven of the nation’s bridges are structurally deficient, and the average age of the nation’s bridges is 43 years old. We are able to construct or restore overwater bridges, and design, repair, or replace, fendering systems for customers.

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

The U.S. Coast Guard maintains more than 50,000 federal aids to navigation, which include buoys, lighthouses, day beacons, and radio-navigation signals. Additionally, it has oversight responsibility for approximately 20,000 highway and railroad bridges that span navigable waterways throughout the country. As part of the Department of Homeland Security, we anticipate that the U.S. Coast Guard’s needs for varied marine construction services, including those listed above, will provide opportunities for us in the future.

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

The following table represents concentrations of contract revenue by type of customer for the years ended December 31, 2020, 2019, and 2018.

	2020	%	2019	%	2018	%
Federal Government	$51,793	7%	$46,425	6%	$42,143	8%
State Governments	27,574	4%	47,831	7%	30,470	6%
Local Governments	202,839	29%	212,958	30%	107,478	21%
Private Companies	427,736	60%	401,176	57%	340,803	65%
Total contract revenues	$709,942	100%	$708,390	100%	$520,894	100%

We do not believe that the loss of any one customer would have a material adverse effect on our operations since no single customer sustains a large portion of our contract revenue over time.

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

In connection with both segments of the business, we often are required to provide various types of surety bonds that provide security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future. The bonds we provide typically are for the contract amount of the project. At December 31, 2020, the capacity under our current bonding arrangement was at least $500 million, with approximately $150 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Equipment

We operate and maintain a large and diverse equipment fleet in our marine and concrete segments, substantially all of which we own, that includes the following:

●	Barges - spud barges, material barges, deck barges, anchor barges, hopper barges, and fuel barges. These vessels are used to provide work platforms for cranes and other equipment, to transport materials to the project site and to provide support for the project at the project site.
●	Dayboats - small pushboats, dredge tenders and skiffs are used to shift barges at the project site, to move personnel and to provide general support to the project site.

●	Tugs - larger pushboats and tug boats are used to transport barges and other support equipment to and from the project site.
●	Dredges - 24” cutter head suction dredges (diesel), 20” cutter head suction dredge (diesel/electric), 20” cutter head suction dredges (diesel), 16” cutter head suction dredges, and 12” portable cutter head suction dredges are used to provide dredging services at project sites.
●	Cranes - crawler lattice boom cranes with lift capability from 50 tons to 400 tons and hydraulic rough terrain cranes with lift capability from 15 tons to 60 tons are used to provide lifting and pile driving capabilities on project sites, and to provide bucket work, including mechanical dredging and dragline work, to project sites.
●	Tower Cranes - Capable of being assembled to reach heights of 600 feet and have a capacity of 44,000 pounds with a maximum of 242 foot working radius.
●	Pump Trucks - concrete pump trucks are large, diesel-powered trucks mounted with a powerful pump, and an extendable, sectioned hose or cylinder to help facilitate the placement of concrete for construction projects.
●	Laser Screeds - laser screeds are self-propelled four wheel drive, four wheel steer units that encompass a 20’ telescoping boom with a 12’ wide placement head. The screed head itself consists of 3 parts: the plow, the auger, and the vibrator. The plow disperses the concrete evenly, the auger removes the excess material to finished grade, and the vibrator smooths the surface. The screed has an on board computer system able to determine the correct elevation height and provide commands for elevation control.

As a general rule, we believe that ownership of certain equipment is generally preferable to leased or rented equipment in some cases because it ensures the equipment is available as needed and normally results in lower costs. We continually monitor and adjust our fleet size so that it is consistent with the size of the business, considering both existing backlog and expected future work. We believe that our equipment is well maintained and suitable for our current operations. We have the ability to extend the useful life of our equipment through capital refurbishment at periodic intervals. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We are also capable of building, and have built, much of our highly specialized equipment. Our strategy is to deploy our fleet from project to project as required. The assets (including equipment) are pledged as collateral under the Credit Facility.

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

Government Regulations

We are required to comply with the macro regulatory requirements of federal, state and local governmental agencies and authorities including the following:

●	regulations concerning workplace safety, labor relations and disadvantaged businesses;
●	licensing requirements applicable to shipping and dredging; and
●	permitting and inspection requirements applicable to marine construction projects.

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

Environmental Matters

General

Our activities, including concrete construction, infrastructure construction, salvage, demolition, dredging and dredge material disposal activities are subject to stringent and complex federal, state, and local laws and regulations governing environmental protection, including air emissions, water quality, solid waste management, marine and bird species and their habitats, and wetlands. A portion of our construction contracts are entered into with public authorities and frequently impose additional governmental requirements, including those related to environmental concerns.

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

Human Capital Management

At December 31, 2020, our marine segment had  923 employees, 279 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel. Our concrete segment had 1,374 employees, 271 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.

From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice. We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our employees are not currently represented by labor unions, except certain employees in our marine segment located in the Pacific Northwest and Alaska, in respect of which collective bargaining agreements are in place. Certain employees are represented by collective bargaining agreements in our concrete segment. Employees represented by collective bargaining agreements represent approximately 4.5% of our total workforce.

Financial Information About Geographic Areas

We are a project-driven marine and concrete contractor, and our operations represent two reportable segments for financial reporting. Our business is primarily conducted along the coastal regions of the United States for our marine segment and in the metropolitan areas of Texas for our concrete segment. Revenues generated from our marine segment outside the United States, primarily in the Caribbean Basin and Mexico, totaled 1.8%, 1.6%, and 2.3% of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Our long-lived assets are substantially located in the United States.

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

Government funding for public works projects is limited, thus creating a highly competitive environment for the limited number of public projects available. Reduced levels of, or delays in, government funding cause delays in project lettings and result in intense competition and pricing pressure for such projects. In addition, government contracts are subject to specific procurement regulations, contract provisions and a variety of regulatory requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. Any violations of these regulations could bring about litigation, including the possibility of qui tam (“whistleblower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, and could cause termination of other existing government contracts and result in the loss of future government contracts. Due to the significant competition in the marketplace and the level of regulations on government contracts, we could suffer reductions in new projects and see lower revenues and profit margins on those projects, which could have a material adverse effect on the business, operating results and financial condition.

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

Our business, operating results and financial condition could be materially and adversely affected if a public health epidemic or pandemic or other contagious outbreak, such as the recent coronavirus (“COVID-19”) pandemic  (as discussed in greater detail below), interferes with our ability, or that of our employees, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business.

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

The current COVID-19 pandemic has affected and may continue to adversely affect our business and results of operations  and financial condition.

In March of 2020,  outbreak a pandemic, and the President of the United States declared the outbreak a national emergency. In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations and authorities around the world implemented a variety of measures intended to control the spread of the virus, including quarantines, “shelter-in-place,” “stay-at-home” and similar orders, travel restrictions, school closures, business curtailments and closures, social distancing and hygiene requirements, and other measures.

We provide a broad range of specialty construction services in the infrastructure, industrial and building sectors of the continental United States, Alaska, Canada and the Caribbean Basin, which are generally considered essential services exempt from many of the above measures. Since March 2020, when the World Health Organization declared the COVID-19 to be a global pandemic, we have continued to provide these services to our customers, but with added focused attention on the safety and health of our employees. However, the COVID-19 pandemic and related governmental and business responses has had and will continue to have an adverse effect on our operations. For example, as a result of the pandemic and various governmental orders, a significant number of our corporate employees have been working from home, and we have altered our operations to allow for appropriate social distancing and hygiene, which has led to decreased efficiency and productivity in our workforce and our operations. In addition, management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a substantial investment of time, energy, resources and focus.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict, including: the severity of the virus; the duration and scope of the pandemic; the impact of the vaccines, including the speed at which they are approved and disseminated and their effectiveness against COVID-19 and its evolving strains; governmental, business, individual and other actions taken in response to the pandemic; the effect on our suppliers and disruptions to the global supply chain; the impact on economic activity; the extent and duration of the impact on consumer and business confidence and spending; the effect on our end-user customers; the effect of any closures or other changes in operations of our and our suppliers’, distributors’ and end-user customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our construction and other critical functions, particularly if employees become ill, are quarantined as a result of exposure, or are reluctant to show up for work; our ability to provide services, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions; the effect on employee healthcare costs; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our end-user customers to pay for our services; the potential effects on our internal controls, including those over financial reporting, as a result of changes in working arrangements that are applicable to our employees and business partners; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future.

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

As of December 31, 2020, we had a backlog of work to be completed on contracts totaling approximately $236.9 million in our concrete segment and approximately $202.6 million in our marine segment. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.

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

Much of our revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and where, as a result, we could benefit from cost savings, but we may be unable to recover any cost overruns. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, operational difficulties and other factors that may occur over the contract period. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, we may incur losses or the project may not be as profitable as we expected. In addition, we are sometimes required to incur costs in connection with modifications to a contract (change orders) that may not be approved by the customer as to scope and/or price, or to incur unanticipated costs, including costs for customer-caused delays, errors in specifications or designs, or contract suspension or termination that we may not be able to recover. These, in turn, could have a material adverse effect on our business, operating results and financial condition. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, such as:

●	failure to properly estimate costs of engineering, design, material, equipment or labor;
●	unanticipated technical problems with the structures or services being supplied by us, which may require that we spend our own funds to remedy the problem;
●	project modifications creating unanticipated costs;
●	differing site conditions;
●	changes in the costs of equipment, materials, labor or subcontractors;
●	our suppliers’ or subcontractors’ failure to perform;
●	difficulties in our customers obtaining required governmental permits or approvals;
●	changes in local laws and regulations;
●	changes in ad valorem and other tariffs;
●	delays caused by local weather conditions; and
●	exacerbation of any one or more of these factors as projects grow in size and complexity.

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

Our business is subject to significant operating risks and hazards that could result in damage or destruction to property, injuries or loss of life, which could result in losses or liabilities to us.

Construction and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, or other construction or worksite hazards. On most sites, we are responsible for safety and  are contractually obligated to implement safety procedures. Our safety record is an important consideration for us and for our customers. If serious accidents or fatalities occur or our safety record was to deteriorate, we may be excluded from bidding for on certain work, expose ourselves to possible lawsuits, and existing service arrangements could be terminated, thus having a material adverse impact on our financial position, results of operations, cash flows and liquidity. Further, regulatory changes implemented by OSHA or the U.S. Coast Guard could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

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

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2020, we recorded approximately $0.9 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims. Should negative trends persist; we could continue to be negatively impacted in the future.

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

Risk Factors Relating to Our Employees

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

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2020, we recorded approximately $0.9 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims. Should negative trends persist; we could continue to be negatively impacted in the future.

General Risk Factors

Our strategy of growing through strategic acquisitions may not be successful.

We may pursue growth through the acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets. We have completed several acquisitions and plan to consider strategic acquisitions in the future. We may be unable to implement this growth strategy if we cannot identify suitable companies or assets or reach agreement on potential strategic acquisitions on acceptable terms. Moreover, an acquisition involves certain risks, including:

●	difficulties in the integration of operations, systems, policies and procedures;
●	enhancements in our controls and procedures including those necessary for a public company may make it more difficult to integrate operations and systems;
●	failure to implement proper overall business controls, including those required to support our growth, resulting in inconsistent operating and financial practices at companies we acquire or have acquired;
●	termination of relationships with the key personnel and customers of an acquired company;
●	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;
●	the incurrence of environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to our acquisition for which we are not indemnified or for which the indemnity is inadequate;
●	disruption of or receipt of insufficient management attention to our ongoing business; and
●	inability to realize the cost savings or other financial benefits that we anticipate.

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

Risk Factors Relating to Our Indebtedness and Financing Plans

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

At December 31, 2020, our total indebtedness under the Credit Agreement was approximately $35.1 million. Per the Credit Agreement, the Term Loan Facility requires quarterly installment payments which increase throughout the life of the loan and have a date of maturity of July 31, 2023. We must also comply with various affirmative and negative covenants contained in our Credit Agreement, some of which may restrict the way in which we would like to conduct our business. Among other things, our requirements under out debt instruments could potentially limit our ability to:

●	incur additional indebtedness or liens;
●	make payments in respect of or redeem or acquire any debt or equity issued by us;
●	sell assets;
●	make loans or investments;
●	make guarantees;
●	enter into any hedging agreement for speculative purposes;
●	acquire or be acquired by other companies; or
●	amend some of our contracts.

The restrictions under our indebtedness may prevent us from engaging in certain transactions which might otherwise be considered beneficial to us, for example, they could:

●	increase our vulnerability to general adverse economic and industry conditions;
●	limit our ability to fund future working capital and capital expenditures, to engage in future acquisitions, to enter into new construction or development activities, or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness;
●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; and
●	place us at a competitive disadvantage as compared to our competitors that have less debt.

We may incur additional indebtedness in the future under our existing Credit Agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of these. If we incur additional indebtedness in the future, it likely would be under our existing Credit Agreement or under arrangements that may have terms and conditions at least as restrictive as those contained in our existing Credit Agreement. At December 31, 2020, available capacity to borrow on the revolving lines of credit was $63.3 million. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness.

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

Item 1B.         UNRESOLVED STAFF COMMENTS

None

Item 2.            PROPERTIES

Our corporate headquarters is located at 12000 Aerospace Avenue, Suite 300, Houston, Texas 77034, with 24,746 square feet of office space that we lease, with a current term expiring April 30, 2022 and with two five-year extensions at our option. Our executive, legal, finance, and some accounting offices are located at this facility. We lease office space in Alaska, Louisiana, Florida, Texas and Washington for our operations, including office and yard space for our concrete segment. We own property for our waterfront maintenance and dock facilities, including equipment yards in Texas and Florida, which total approximately 53.8 acres. We also own approximately 340 acres of land in the upper Houston Ship Channel used as a Dredge Material Placement Area ("DMPA"). We may lease smaller project related offices throughout our operating areas when the need arises.

We believe that our existing facilities are adequate for our operations. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility. Some of our real estate assets are pledged to secure our credit facility.

Item 3.            LEGAL PROCEEDINGS

Please refer to Note 17-Commitments and Contingencies of the Notes to the Financial Statements (Part IV, Item 15 of this Form  10-K for a discussion of legal proceedings.

Item 4.            MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ORN”.

Holders

As of February 19, 2021, we had approximately 6,340 stockholders of record including beneficial holders.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Orion Group Holdings, Inc., the S&P 500 Index and the Dow Jones US Heavy Construction Index

$300
$250
$200
$150
$100
$50
$0
12/2015
12/2016
12/2017
12/2018
12/2019
12/2020
Orion Group Holdings, Inc.
S&P 500
Dow Jones US Heavy Civil Construction

*$100 Invested on 12/31/4 in stock or index , including reinvestment of dividends. Fiscal year ending December 31.

	2015	2016	2017	2018	2019	2020
Orion Group Holdings, Inc.	100.00	238.61	187.77	102.88	124.46	118.94
S&P 500	100.00	109.54	130.81	122.65	158.07	183.77
Dow Jones US Heavy Civil Construction	100.00	122.45	127.96	93.88	125.04	150.92

*   This table and the information therein is being furnished but not filed.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2021.

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

	Amounts in thousands, except share and per share information
	2020	2019	2018	2017	2016
Contract revenues (1)	$709,942	$708,390	$520,894	$578,553	$578,236
Gross profit	84,703	64,041	16,776	62,240	67,482
Selling, general and administrative expenses	65,091	61,012	53,197	56,640	64,987
Other expense, net	(4,390)	(5,684)	(6,115)	(5,679)	(6,113)
Net income (loss)	20,220	(5,359)	(94,422)	400	(3,620)
Net income (loss) per share:
Basic	$0.67	$(0.18)	$(3.31)	$0.01	$(0.13)
Diluted	$0.67	$(0.18)	$(3.31)	$0.01	$(0.13)
Weighted average shares outstanding:
Basic	30,122,362	29,322,054	28,518,353	28,029,936	27,536,967
Diluted	30,122,362	29,322,054	28,518,353	28,354,280	27,536,967
Other Financial Data
EBITDA	$54,150	$31,371	$(67,049)	$31,070	$38,295
Adjusted EBITDA	$54,423	$39,550	$26,274	$33,373	$40,575
Capital expenditures	14,694	17,199	17,714	10,729	18,715
Cash interest expense	3,187	6,311	4,819	4,413	5,031
Depreciation and amortization	27,217	28,407	31,799	29,491	34,162
Net cash provided by (used in):
Operating activities	46,032	(716)	21,931	34,133	23,149
Investing activities	(3,129)	(13,331)	(13,300)	(10,080)	(17,686)
Financing activities	(42,400)	6,449	(9,033)	(15,272)	(6,503)
(1)	ASU 2014-09, Revenue from Contracts with Customers (Topic 606), adopted on January 1, 2018, using the modified retrospective method. Prior years have not been recast.

(in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$1,589	$1,086	$8,684	$9,086	$305
Working capital	54,789	62,213	50,750	69,797	77,588
Total assets	414,189	394,844	312,870	433,285	447,676
Total debt, net of debt issuance costs	33,867	71,697	79,065	85,941	101,265
Total stockholders’ equity	159,494	138,021	141,585	231,266	226,204

Non-U.S. GAAP Financial Measures

We include in this Annual Report on Form 10-K the non-U.S. GAAP financial measures of EBITDA and Adjusted EBITDA. We define EBITDA as earnings before interest, income taxes, depreciation and amortization. Adjusted EBITDA is a non-GAAP measure that represents EBITDA adjusted for certain non-recurring project adjustments and expenses, changes in accounts receivable reserves and goodwill impairment charges. EBITDA and Adjusted EBITDA are used as supplemental operating performance measures by our management and by external users of our financial statements such as investors, commercial banks and others, to assess:

●	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;
●	our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure; and
●	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to our net income for the periods indicated as calculated and presented in accordance with U.S. GAAP:

	2020	2019	2018	2017	2016
Net income (loss)	$20,220	$(5,359)	$(94,422)	$400	$(3,620)
Income tax expense (benefit)	1,976	1,868	(12,233)	(4,541)	1,581
Interest expense, net	4,737	6,455	7,807	5,720	6,172
Depreciation and amortization	27,217	28,407	31,799	29,491	34,162
EBITDA	54,150	31,371	(67,049)	31,070	38,295
Stock-based compensation	1,998	2,753	2,238	2,303	2,280
ERP implementation	1,488	—	—	—	—
ISG initiative	369	4,781	—	—	—
Severance	175	645	—	—	—
Gain on involuntary disposition of assets, net	(2,859)	—	—	—	—
Changes in cost estimates	—	—	22,770	—	—
(Recovery) reserve on accounts receivable	(898)	—	4,280	—	—
Goodwill impairment charges	—	—	69,483	—	—
Legal settlement	—	—	(5,448)	—	—
Adjusted EBITDA	$54,423	$39,550	$26,274	$33,373	$40,575

Item  7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2020 Recap and 2021 Outlook

In 2020, we recorded revenues of $709.9 million, of which $388.2 million was attributable to our marine segment and the remaining $321.7 million to our concrete segment. In addition, we ended 2020 with a consolidated backlog of $439.5 million. Our revenues in 2020 increased by 0.2% as compared with 2019 and we recorded net income of $20.2 million, as compared with a net loss of $5.4 million in the prior year.

Looking toward 2021, the Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities.

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

Federal and State governments have increased spending as part of efforts to mitigate the impact of COVID-19 on the economy.  The amount and timing of such spending will be directly impacted by the duration of required efforts to contain COVID-19 and the severity of the negative impacts created by the virus and its effect on the economy.   Although little progress has been made to date and on a federal infrastructure bill, the Company will continue to track and monitor any developments on a federal infrastructure bill which could potentially create bid opportunities for the Company.

Marine Segment

Demand for our marine construction services continues, given our differentiated capabilities and service offering within the space. We continue to see bid opportunities to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. However, we have some concerns about the short term outlook for and are closely monitoring the short and long-term cruise line capital expenditures as their current demand has been severely impacted by COVID-19. Further, while we currently see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy, we recognize that the timing of project awards may be impacted as a result of volatility of oil prices due to COIVD-19 related uncertainties. Over the long-term, we expect to see bid opportunities in this sector from petrochemical-related businesses, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities will also remain over the long-term, many of which are related to the widened Panama Canal. Additionally, bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the “RESTORE Act”) may arise into 2021. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers.

In the long-term, we see positive trends in demand for our services in our end markets, including:

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

In the long-term, we see positive trends in demands for our services in our end markets, including:

●Population growth in the state of Texas driven by corporate relocations;

●Continued investment in warehouse/distribution space in the Dallas-Fort Worth region;

●COVID-19 driven shift of populous moving from the inner cities to suburban areas;

●Nearly $7 billion of federal funding provided by the USACE in connection with disaster recovery in Texas; and,

●Potential opportunities related to the impending federal infrastructure bill.

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

Backlog as of the periods ended below are as follows (in millions):

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Marine segment	$202.6	$241.7	$312.2	$344.6	$326.9
Concrete segment	236.9	187.1	216.2	247.3	231.6
Consolidated	$439.5	$428.8	$528.4	$591.9	$558.5

Previously reported backlog amounts have been adjusted in the accompanying table to correct for an inadvertent clerical error in the underlying calculation file, as to which steps have been taken to prevent a recurrence. Accordingly, reported backlog has been reduced by $17.6 million and $13.8 million for the periods ended March 31, 2020 and December 31, 2019, respectively. The recent trend of declining backlog is due in significant part to headwinds created by the COVID-19 pandemic in certain end market sectors.  We, however, remain optimistic in our end-markets and in the opportunities that are emerging across our various market places as evidenced by the slight increase in backlog during the quarter ended December 31, 2020, and by the $1.6 billion of quoted bids outstanding at year end, of which $96 million we are the apparent low bidder on or have been awarded contracts subsequent to the end of fiscal 2020.

These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. Backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Income Statement Comparisons

	Year ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$709,942	100.0%	$708,390	100.0%	$520,894	100.0%
Cost of contract revenues	625,239	88.1%	644,349	91.0%	504,118	96.8%
Gross profit	84,703	11.9%	64,041	9.0%	16,776	3.2%
Selling, general and administrative expenses	65,091	9.3%	61,012	8.7%	53,197	10.1%
Amortization of intangible assets	2,070	0.3%	2,640	0.4%	3,390	0.7%
Gain on disposal of assets, net	(9,044)	(1.4)	(1,804)	(0.3)	(3,306)	(0.6)%
Goodwill impairment charges	—	—	—	—	69,483	13.3%
Other gain from continuing operations	—	—%	—	—%	(5,448)	(1.0)%
Operating income	26,586	3.7%	2,193	0.3%	(100,540)	(19.3)%
Other (expense) income:
Other income	347	—%	771	0.1%	1,692	0.3%
Interest income	183	—%	353	—%	136	—%
Interest expense	(4,920)	(0.6)%	(6,808)	(0.9)%	(7,943)	(1.5)%
Other expense, net	(4,390)	(0.6)%	(5,684)	(0.8)%	(6,115)	(1.2)%
Income before income tax expense	22,196	3.1%	(3,491)	(0.5)%	(106,655)	(20.5)%
Income tax expense	1,976	0.3%	1,868	0.3%	(12,233)	(2.4)%
Net income	$20,220	2.8%	$(5,359)	(0.8)%	$(94,422)	(18.1)%

Year ended December 31, 2020 compared with year ended December 31, 2019

Contract Revenues. Contract revenues for the year ended December 31, 2020 of $709.9 million increased approximately 0.2% as compared to $708.4 million in the prior year period.

Gross Profit.  Gross profit was $84.7 million for the year ended December 31, 2020, compared to $64.0 million in the prior year period, an increase of $20.7 million or 32.3%. Gross profit for the year ended December 31, 2020 was 11.9% of total contract revenues as compared to 9.0% in the prior year period. The increase in gross profit dollars and percentage were primarily driven by margin improvement on projects and efficiencies in labor and equipment  utilization.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $65.1 million for the year ended December 31, 2020 compared to $61.0 million in the prior year period, an increase of $4.1 million, or 6.4%. As a percentage of total contract revenues, SG&A expenses increased from 8.7% to 9.3%. The increase in both dollars and percentage was primarily attributable to the increased accrual of the annual incentive compensation plan during the current year period as compared to the prior year period.

Gain on Disposal of Assets, net. During the year ended December 31, 2020, we realized $6.2 million of net gains on sales of assets and $2.9 million of net gains on insurance recoveries from involuntary dispositions of assets. This compared to realizing $1.8 million of net gains on the assets we sold during the 2019 comparative period.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded tax expense of $2.0 million for the year ended December 31, 2020, compared to tax expense of $1.9 million in the prior year period. Our effective tax rate for the year ended December 31, 2020 was 8.9%, which differs from the federal statutory rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

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

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues:

Segment Comparison

	Year ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$240,353	61.9%	$258,039	69.9%	$124,208	50.9%
Private sector	147,820	38.1%	111,099	30.1%	119,675	49.1%
Marine segment total	$388,173	100.0%	$369,138	100.0%	$243,883	100.0%
Concrete segment
Public sector	$41,853	13.0%	$49,175	14.5%	$55,883	20.2%
Private sector	279,916	87.0%	290,077	85.5%	221,128	79.8%
Concrete segment total	$321,769	100.0%	$339,252	100.0%	$277,011	100.0%
Total	$709,942		$708,390		$520,894

Operating income
Marine segment	$16,935	4.4%	$1,057	0.3%	$(61,012)	(25.0)%
Concrete segment	9,651	3.0%	1,136	0.3%	(39,528)	(14.3)%
Total	$26,586		$2,193		$(100,540)

Year ended December 31, 2020 compared with year ended December 31, 2019

Marine Segment

Revenues for our marine segment for the year ended December 31, 2020 were $388.2 million compared to $369.1 million for the year ended December 31, 2019, an increase of $19.1 million, or 5.2%.

Operating income for our marine segment for the year ended December 31, 2020 was $16.9 million, compared to operating income of $1.1 million for the year ended December 31, 2019, an increase of $15.8 million. This increase in operating income included $7.2 million of net gains on disposal of assets. Excluding the increase in net gains on disposal of assets, net operating income for our marine segment for the year ended December 31, 2020 was $8.4 million compared to an operating loss of $0.2 million for the year ended December 31, 2019, an increase of $8.6 million. This increase in operating income was primarily due to project execution related margin improvement and non-direct cost recovery compared to the prior year period.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2020 were $321.8 million compared to $339.3 million for the year ended December 31, 2019, a decrease of $17.5 million, or 5.2%.

Operating income for our concrete segment for the year ended December 31, 2020 was $9.7 million, compared to operating income of $1.1 million for the year ended December 31, 2019, an increase of $8.6 million. This increase in operating income was primarily due to the improvement  in project margins.

Year ended December 31, 2019 compared with year ended December 31, 2018

Marine Segment

Revenues for our marine segment for the year ended December 31, 2019 were $369.1 million compared to $243.9 million for the year ended December 31, 2018, an increase of $125.2 million, or 51.4%. This increase is primarily attributable to the execution on the larger volume of work in our backlog in 2019 as compared to 2018 where we experienced $22.8 million of unfavorable changes in cost estimates on certain projects as well as unanticipated delays in commencing certain work due to customer schedules in the second half of 2018.

Operating income for our marine segment for the year ended December 31, 2019 was $1.1 million, compared to an operating loss of $61.0 million for the year ended December 31, 2018, an increase of $62.1 million. This increase in operating income was primarily due to  the prior year full impairment of goodwill in the marine segment of $33.8 million, certain projects in the prior year where we experienced unfavorable changes in cost estimates and unanticipated delays in commencing certain work due to customer schedules in the second half of 2018. As a percentage of total contract revenues, operating income for our marine segment was 0.3% for the year ended December 31, 2019, compared to operating loss of 25.0% for the year ended December 31, 2018. The prior year period included $33.8 million of goodwill impairment charges, $22.8 million of unfavorable changes in cost estimates and a $4.3 million reserve on disputed accounts receivable, partially offset by the recognition of a $5.4 million gain on the settlement of a legal matter which did not repeat in the current period.  The current year included $3.0 million of ISG expenses compared to none in the prior year.  After allowing for the comparative $52.4 million of non-recurring items between the periods, marine segment operating income (loss) improved by $9.7 million.

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

Critical Accounting Estimates

The consolidated financial statements contained in this report were prepared in accordance with U.S. GAAP. The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect both the Company’s carrying values of its assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements; we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

●	Revenue Recognition from Construction Contracts;
●	Long Lived Assets;
●	Income Taxes;
●	Insurance Coverage, Litigation, Claims and Contingencies.

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

We account for uncertain tax positions in accordance with the provisions of the FASB’s ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return. We evaluate and record any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the tax jurisdictions in which we operate.

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

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At December 31, 2020, our working capital was $54.8 million, as compared with $62.2 million at December 31, 2019. As of December 31, 2020, we had unrestricted cash on hand of $1.6 million. Our borrowing capacity at December 31, 2020 was approximately $63.3 million.

We expect to meet our future internal liquidity and working capital needs and maintain or replace our equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by our operating activities for at least the next 12 months. We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31, 2020, 2019 and 2018:

	2020	2019	2018
Net income (loss)	$20,220	$(5,359)	$(94,422)
Adjustments to remove non-cash and non-operating items	26,338	35,457	88,741
Cash flow from net income after adjusting for non-cash and non-operating items	46,558	30,098	(5,681)
Change in operating assets and liabilities (working capital)	(526)	(30,814)	27,612
Cash flows provided by (used in) operating activities	$46,032	$(716)	$21,931
Cash flows used in investing activities	$(3,129)	$(13,331)	$(13,300)
Cash flows (used in) provided by financing activities	$(42,400)	$6,449	$(9,033)

Capital expenditures (included in investing activities above)	$(14,694)	$(17,199)	$(17,714)

Operating Activities. During 2020, we generated approximately $46.0 million in cash from our operating activities. The net cash inflow is comprised of $46.5 million of cash inflows from net income, after adjusting for non-cash items, partially offset by $0.5 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Consolidated Statements of Cash Flows, were primarily driven by a $6.5 million outflow pursuant to the relative timing and significance of project progression and billings during the period, a $5.4 million decrease in operating lease liabilities during the period and $1.3 million of other outflows , partially offset by a $12.7 million inflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period.

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

Investing Activities. Capital asset additions and betterments to our fleet were $14.7 million in 2020, as compared with $17.2 million and $17.7 million in 2019 and 2018, respectively. The changes are primarily a result of the timing of purchase of capital assets.

Financing Activities. During 2020, we drew down $10.0 million from our revolving line of credit. Additionally, we repaid $41.0 million on our revolving line of credit, as well as made the regularly scheduled debt payment on the term loan of $3.8 million and an additional principal paydown of $3.4 million with proceeds from the sale of equipment.

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

Sources of Capital

We entered into an amended syndicated credit agreement (the “Credit Agreement” also known as the “Fourth Amendment”) on July 31, 2018, with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents:  Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Baking and Trust Company. The primary purpose of the Credit Agreement was to provide the Company with greater flexibility as it provides for the calculation of Adjusted EBITDA that adds back various project specific costs. Additionally, we executed the Fifth Amendment during March 2019, which was made effective as of December 31, 2018, executed the Sixth Amendment during May 2019, executed the Seventh Amendment during June 2020 and executed the Eighth Amendment during October 2020.

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

We entered into a new syndicated credit agreement (the “364-Day Revolving Credit Facility”) on June 8, 2020 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents:  Bank of America, N.A. and BOKF, NA dba Bank of Texas. Concurrent with this the Company executed an amendment to the Credit Agreement with its existing lenders (“also known as the “Seventh Amendment”) for the sole intent and outcome of executing the 364-Day Revolving Credit Facility.

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

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the 364-Day Revolving Credit Facility. The commitment fee, which is due quarterly in arrears, is equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. We have not made any borrowings under 364-Day Revolving Credit Facility.

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

See Note 11 in the Notes to the Financial Statements (Part IV, Item 15 of this Form 10-K) for further discussion on the Company’s Debt.

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

The Company expects to meet its future internal liquidity and working capital needs and maintain or replace its equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of December 31, 2020.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There was a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap began with a notional amount of $27.0 million on July 31, 2020 and hedges the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the comparative periods ended December 31, 2020, December 31, 2019, and December 31, 2018, as reflected in accumulated other comprehensive loss in the Consolidated Statements of Stockholders’ Equity, is approximately $0.6 million, $1.0 million and less than $0.1 million. The fair market value of the swaps as of December 31, 2020 is reflected as a liability of $1.6 million on the Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

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

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At December 31, 2020, the capacity under our current bonding arrangement was at least $500 million, with approximately $150 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Contractual Obligations

The following table sets forth information about our contractual obligations and commercial commitments as of December 31, 2020:

		Payment Due by Period
	Total	< 1 year	1-3 years	3-5 years	> 5 years

	(in thousands)
Debt obligations	$35,086	$4,500	$30,586	$—	$—
Lease obligations	36,044	$10,719	10,845	7,350	7,130
Sale-leaseback arrangement (1)	17,388	676	1,674	1,971	13,067
Purchase obligations (2)	—	—	—	—	—
Total	$88,518	$15,895	$43,105	$9,321	$20,197
(1)	See Note 12 in the Notes to the Financial Statements (Part IV, Item 15 of this Form 10-K) for further discussion on the Company’s Sale-leaseback arrangement.
(2)	Commitments pursuant to open purchase orders and subcontracts related to construction contracts are not included since such amounts are expected to be funded under contract billings.

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

A summary of debt and other contractual obligations as of December 31, 2020 and December 31, 2019 is as follows:

	December 31, 2020	December 31, 2019
Credit facility, non-current maturities	$30,586	$69,540
Credit facility, current maturities	4,500	3,750
Total long-term debt	$35,086	$73,290
Outstanding letters of credits	$1,719	$1,378
Leasing arrangements	$36,044	$28,115
Other long-term liabilities	$19,837	$20,436

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

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies of the Notes to the Financial Statements (Part IV, Item 15 of this Form  10-K) for further discussion.

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

Interest rate risk

At December 31, 2020, we had $35.1 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 2.73%. Also, we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on the aggregate principal amount of the term loan component of the credit facility outstanding. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows. To achieve this, we closely monitor changes in interest rates and we utilize cash from operations to reduce our debt position, if warranted.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Additionally, a two-year Summary of Selected Quarterly Financial Data (unaudited) is included in “Selected Quarterly Financial Data”. See Note 20-Selected Quarterly Financial Data of the Notes to the Financial Statements (Part IV, Item 15 of this Form  10-K.

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

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, under the oversight of our principal executive officer and principal financial officer, and Audit Committee, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control - An Integrated Framework (“2013 Framework”). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance U.S. generally accepted accounting principles.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020. KPMG LLP’s report appears on page F-4 of this annual report on Form 10-K.

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

None

PART III

Item 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2021.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Austin J. Shanfelter	63	Chairman of the Board	2007
Richard L. Daerr, Jr.	76	Director	2007
Thomas N. Amonett	77	Director	2007
Margaret M. Foran	66	Director	2019
Mary E. Sullivan	64	Director	2019
Michael J. Caliel	61	Director	2019
Mark R. Stauffer	58	President, Chief Executive Officer and Director	1999
Robert L. Tabb	36	Vice President, Chief Financial Officer and Treasurer	2014
Peter R. Buchler	74	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009

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

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2021.

Item 11.            EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2021.

Item 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2021.

Item 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2021.

Item 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2021.

PART IV

Item 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.Financial Statements

The Company’s Consolidated Financial Statements at December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.Financial Statement Schedule

The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2020 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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

4.1

Description of Registered Securities of Orion Group Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on March 28, 2020 (File No. 001-338911).

Exhibit Number	Description
† 10 .1

Form of Indemnity Agreement for Directors and Certain Officers dated November 24, 2008 (incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008 (File No. 001-33891)).

† 10 .2

Orion Marine Group, Inc. 2007 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

† 10 .3

Form of Stock Option Agreement Under the 2007 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 20, 2007 (File No. 333-145588)).

† 10 .4

Orion Marine Group, Inc. 2011 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2011 (File No. 001-33891)).

† 10 .5

Form of Stock Option Agreement Under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001-33891)).

† 10 .6

Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001-33891)).

† 10 .7

Executive Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33891)).

† 10 .8

Orion Group Holdings, Inc. 2017 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2017 (File No. 001-33891)).

† 10.9

Form of Stock Option Agreement under the 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001-33891)).

† 10.10

Form of Restricted Stock Agreement under the 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001-33891)).

† 10.11

Form of Performance Unit Agreement under the 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001-33891)).

† 10.12

Summary of Non-Employee Director Compensation (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001-33891)).

10.13

Real Estate Purchase and Sale Agreement (Jones Spoils Tracts, Harris County, TX) dated February 3, 2014, by and between PASADENA NITROGEN LLC, a Delaware limited liability company, as Seller, and CPB PROPERTIES, LLC, a Texas limited liability company, as Purchaser, and joined in by AGRIFOS HOLDINGS, INC., a Delaware corporation, effective February 26, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 4, 2014) (File No. 001-33891).

† 10.14

Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Mark R. Stauffer (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015)(File No. 001-33891).

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
† 10.17

Third Amendment, effective June 19, 2019, to Employment Agreement by and between Orion Group Holdings, Inc. and Mark Stauffer dated January 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-33891)).

† 10.18

Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Peter R. Buchler (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015) (File No. 001-33891).

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

† 10.21

Third Amendment, effective June 19, 2019, to Employment Agreement by and between Orion Group Holdings, Inc. and Peter R. Buchler dated January 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-33891)).

† 10.22

Employment Agreement dated September 30, 2015 between Orion Group Holdings, Inc., and Robert L. Tabb, as amended by the First Amendment, effective September 25, 2017 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001-33891)).

† 10.23

Employment Agreement dated June 19, 2019 between Orion Group Holdings, Inc., and Robert L. Tabb (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-33891)).

10.24

Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015 (File No. 001-33891)).

10.25

First Amendment, effective March 31, 2016, to the Credit Agreement dated as of August 5, 2015, among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time To Time, as Guarantors, The Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-Syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31,2016, filed with the Securities and Exchange Commission on May 6, 2016 (File No. 001-33891)).

10.26

Second amendment, effective June 30, 2017, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A., BOKF, NA DBA Bank of Texas, and Branch Banking and Trust Company, as Co-syndication Agents, Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Book Manager (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 3, 2017 (File No. 1-33891)).

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

10.31

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

10.32

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

* 21 .1	List of Subsidiaries.
* 23 .1	Consent of Independent Registered Public Accounting Firm -KPMG, LLP.
24 .1	Power of Attorney (included on signature page of this filing).
* 31 .1	Certification of CEO pursuant to Section 302.
* 31 .2	Certification of CFO pursuant to Section 302.
* 32 .1	Certification of CEO and CFO pursuant to Section 906.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

†     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

March 2, 2021	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark R. Stauffer	President, Chief Executive Officer and	March 2, 2021
Mark R. Stauffer	Director

/s/ Robert L. Tabb	Vice President and Chief	March 2, 2021
Robert L. Tabb	Financial Officer

/s/ Austin J. Shanfelter	Chairman of the Board	March 2, 2021
Austin J. Shanfelter

/s/ Thomas N. Amonett	Director	March 2, 2021
Thomas N. Amonett

/s/ Margaret M. Foran	Director	March 2, 2021
Margaret M. Foran

/s/ Richard L. Daerr, Jr.	Director	March 2, 2021
Richard L. Daerr, Jr.

/s/ Mary E. Sullivan	Director	March 2, 2021
Mary E. Sullivan

/s/ Michael J. Caliel	Director	March 2, 2021
Michael J. Caliel

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of variable consideration and estimated costs at completion for long-term, fixed-priced construction contracts

As discussed in Note 2 to the consolidated financial statements, revenue is recognized over time because control is continually transferred to the customer. The Company estimates variable consideration related to claims and unapproved change orders based on the most likely amount to which it expects to be entitled. Progress is measured by the percentage of actual costs incurred to date to the total estimated costs at completion. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance.

We identified the evaluation of variable consideration and estimated costs at completion for long-term, fixed-priced construction contract in the Marine segment as a critical audit matter. Evaluating the Company’s estimates of variable consideration involved auditor judgment given the uncertainty in determining the costs the Company is entitled to recover under the contract. Additionally, evaluating the estimated costs at completion for contracts in progress involved auditor judgment given the variability and uncertainty associated with estimating costs, including costs of material and labor to be incurred over a long-term contract period.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over the estimation of variable consideration and costs to complete long-term, fixed-priced construction contracts. We evaluated the Company’s ability to estimate these amounts by comparing the Company’s previous estimates to actual results. We evaluated variable consideration for certain contracts by:

●	comparing a selection of costs underlying the claims and unapproved change orders to supporting documentation, including contractual documents and correspondence between the Company and the customer
●	assessing management’s determination of the most likely amount to which it expects to be entitled by comparing it to the Company’s historical experience with similar claims and unapproved change orders.

We evaluated estimated costs at completion for certain in-progress contracts by:

●	inspecting contractual documents with customers
●	conducting interviews with and reviewing questionnaires prepared by project personnel to gain an understanding of the status, risks and uncertainties of projects
●	analyzing documentation for a selection of costs in the estimated costs at completion, including the cost of labor, materials and subcontracts.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Houston, Texas
March 2, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Orion Group Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 2, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
March 2, 2021

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,589	$128
Restricted cash	—	958
Accounts receivable:
Trade, net of allowance for credit losses of $411 and $2,600, respectively	96,369	116,540
Retainage	36,485	42,547
Income taxes receivable	419	962
Other current	59,492	2,680
Inventory	1,548	1,114
Costs and estimated earnings in excess of billings on uncompleted contracts	32,271	41,389
Prepaid expenses and other	7,229	5,647
Total current assets	235,402	211,965
Property and equipment, net of depreciation	125,497	132,348
Operating lease right-of-use assets, net of amortization	18,874	17,997
Financing lease right-of-use assets, net of amortization	12,858	7,896
Inventory, non-current	6,455	7,037
Intangible assets, net of amortization	10,077	12,147
Deferred income tax asset	70	85
Other non-current	4,956	5,369
Total assets	$414,189	$394,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$4,344	$3,668
Accounts payable:
Trade	48,252	70,421
Retainage	716	562
Accrued liabilities	84,637	16,966
Income taxes payable	639	1,523
Billings in excess of costs and estimated earnings on uncompleted contracts	33,135	48,781
Current portion of operating lease liabilities	4,989	5,043
Current portion of financing lease liabilities	3,901	2,788
Total current liabilities	180,613	149,752
Long-term debt, net of debt issuance costs	29,523	68,029
Operating lease liabilities	14,537	13,596
Financing lease liabilities	8,376	3,760
Other long-term liabilities	19,837	20,436
Deferred income tax liability	207	205
Interest rate swap liability	1,602	1,045
Total liabilities	254,695	256,823
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 31,171,804 and 30,303,395 issued; 30,460,573 and 29,592,164 outstanding at December 31, 2020 and December 31, 2019, respectively	312	303
Treasury stock, 711,231 shares, at cost, as of December 31, 2020 and December 31, 2019, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	(1,602)	(1,045)
Additional paid-in capital	184,324	182,523
Retained loss	(17,000)	(37,220)
Total stockholders’ equity	159,494	138,021
Total liabilities and stockholders’ equity	$414,189	$394,844

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2020	2019	2018
Contract revenues	$709,942	$708,390	$520,894
Costs of contract revenues	625,239	644,349	504,118
Gross profit	84,703	64,041	16,776
Selling, general and administrative expenses	65,091	61,012	53,197
Amortization of intangible assets	2,070	2,640	3,390
Gain on disposal of assets, net	(9,044)	(1,804)	(3,306)
Goodwill impairment charges	—	—	69,483
Other gain from continuing operations	—	—	(5,448)
Operating income (loss)	26,586	2,193	(100,540)
Other (expense) income:
Other income	347	771	1,692
Interest income	183	353	136
Interest expense	(4,920)	(6,808)	(7,943)
Other expense, net	(4,390)	(5,684)	(6,115)
Income (loss) before income taxes	22,196	(3,491)	(106,655)
Income tax expense (benefit)	1,976	1,868	(12,233)
Net income (loss)	$20,220	$(5,359)	$(94,422)

Basic earnings (loss) per share	$0.67	$(0.18)	$(3.31)
Diluted earnings (loss) per share	$0.67	$(0.18)	$(3.31)
Shares used to compute income (loss) per share:
Basic	30,122,362	29,322,054	28,518,353
Diluted	30,122,362	29,322,054	28,518,353

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Year ended December 31,
	2020	2019	2018
Net income (loss)	$20,220	$(5,359)	$(94,422)
Change in fair value of cash flow hedge, net of tax benefit of $128, $228 and $15 for the years ended December 31, 2020, 2019 and 2018, respectively	(429)	(765)	(26)
Total comprehensive income (loss)	$19,791	$(6,124)	$(94,448)

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, January 1, 2018	28,860,961	$288	(711,231)	$(6,540)	$(26)	$174,697	$62,847	$231,266
Adoption of ASC 606 (Note 2)	—	—	—	—	—	—	(286)	(286)
Stock-based compensation	—	—	—	—	—	2,238	—	2,238
Exercise of stock options	488,303	5	—	—	—	2,810	—	2,815
Issuance of restricted stock	333,864	3	—	—	—	(3)	—	—
Forfeiture of restricted stock	(71,139)	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	—	—	(94,422)	(94,422)
Balance, December 31, 2018	29,611,989	$296	(711,231)	$(6,540)	$(52)	$179,742	$(31,861)	$141,585
Stock-based compensation	—	—	—	—	—	2,753	—	2,753
Exercise of stock options	7,021	—	—	—	—	35	—	35
Issuance of restricted stock	757,012	8	—	—	—	(8)	—	—
Forfeiture of restricted stock	(72,627)	(1)	—	—	—	1	—	—
Cash flow hedge	—	—	—	—	(993)	—	—	(993)
Net loss	—	—	—	—	—	—	(5,359)	(5,359)
Balance, December 31, 2019	30,303,395	$303	(711,231)	$(6,540)	$(1,045)	$182,523	$(37,220)	$138,021
Stock-based compensation	—	—	—	—	—	1,998	—	1,998
Issuance of restricted stock	1,038,044	10	—	—	—	(10)	—	—
Forfeiture of restricted stock	(107,383)	—	—	—	—	—	—	—
Purchase of vested stock-based awards	(62,252)	(1)	—	—	—	(187)	—	(188)
Cash flow hedge	—	—	—	—	(557)	—	—	(557)
Net income	—	—	—	—	—	—	20,220	20,220
Balance, December 31, 2020	31,171,804	$312	(711,231)	$(6,540)	$(1,602)	$184,324	$(17,000)	$159,494

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$20,220	$(5,359)	$(94,422)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating activities:
Depreciation and amortization	23,893	26,096	31,799
Amortization of ROU operating leases	5,874	5,177	—
Amortization of ROU finance leases	3,324	2,312	—
Write-off of debt issuance costs upon debt modification	—	399	2,164
Amortization of deferred debt issuance costs	763	453	725
Deferred income taxes	17	71	(13,194)
Stock-based compensation	1,998	2,753	2,238
Gain on disposal of assets, net	(6,185)	(1,804)	(3,306)
Gain on involuntary disposition of assets, net	(2,859)	—	—
Goodwill impairment charges	—	—	69,483
Allowance for credit losses	(487)	—	4,280
Other gain from continuing operations	—	—	(5,448)
Change in operating assets and liabilities:
Accounts receivable	23,587	(51,709)	10,936
Income tax receivable	543	(495)	(128)
Inventory	148	503	647
Prepaid expenses and other	(1,070)	131	1,671
Costs and estimated earnings in excess of billings on uncompleted contracts	9,118	(32,172)	36,789
Accounts payable	(22,015)	28,894	(4,584)
Accrued liabilities	11,092	1,334	(5,301)
Operating lease liabilities	(5,399)	(5,843)	—
Income tax payable	(884)	1,523	(256)
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,646)	27,020	(12,162)
Net cash provided by (used in) operating activities	46,032	(716)	21,931
Cash flows from investing activities:
Proceeds from sale of property and equipment	5,944	2,015	3,234
Purchase of property and equipment	(14,694)	(17,199)	(17,714)
Contributions to CSV life insurance	(99)	(721)	(260)
Proceeds from return of investment	—	—	94
Insurance claim proceeds related to property and equipment	5,720	2,574	1,346
Net cash used in investing activities	(3,129)	(13,331)	(13,300)
Cash flows from financing activities:
Borrowings from Credit Facility	10,000	63,000	39,861
Payments made on borrowings from Credit Facility	(48,204)	(70,210)	(48,111)
Proceeds from sale-leaseback arrangement	—	18,210	—
Loan costs from Credit Facility	(389)	(1,680)	(861)
Capital lease liability	—	—	(2,737)
Payments of finance lease liabilities	(3,619)	(2,906)	—
Purchase of vested stock-based awards	(188)	—	—
Exercise of stock options	—	35	2,815
Net cash (used in) provided by financing activities	(42,400)	6,449	(9,033)
Net change in cash, cash equivalents and restricted cash	503	(7,598)	(402)
Cash, cash equivalents and restricted cash at beginning of period	1,086	8,684	9,086
Cash, cash equivalents and restricted cash at end of period	$1,589	$1,086	$8,684

Cash and cash equivalents	$1,589	$128	$8,684
Restricted cash	—	958	—
Total cash, cash equivalents and restricted cash shown above	$1,589	$1,086	$8,684

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,187	$6,311	4,819
Taxes, net of refunds	$2,174	$578	$903
Non-cash investing activity:
Capital lease expenditures included in accrued expenses	$—	$—	13,103

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020, 2019 and 2018

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

2.Summary of Significant Accounting Policies

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at December 31, 2020 and December 31, 2019 consisted primarily of overnight bank deposits.

Restricted cash of $1.0 million at December 31, 2019 consisted of collateral related to a marine project that was completed during the quarter ended June 30, 2020. The Company had no restricted cash as of December 31, 2020.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company has significant investments in billed and unbilled receivables as of December 31, 2020 and December 31, 2019. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in costs in excess of billings, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and costs in excess of billings and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of

December 31, 2020, and December 31, 2019, the Company has recorded an allowance for credit losses of $0.4 million and $2.6 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at December 31, 2020 totaled $36.5 million, of which $3.6 million is expected to be collected beyond December 31, 2021. Retainage at December 31, 2019 totaled $42.5 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of December 31, 2020 or  2019.

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

Inventory

Current inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or net realizable value. Where shipping and handling costs are incurred by the Company, these charges are included in inventory and charged to cost of contract revenue upon use. Non-current inventory consists of spare parts (including engines, cutters and gears) that require special order or long-lead times for manufacture or fabrication, but must be kept on hand to reduce downtime and is valued at the lower of cost (using historical average cost) or net realizable value.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of December 31, 2020 or December 31, 2019.

Leases

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, on a prospective basis, forgoing comparative reporting. The Company elected to utilize the transition guidance within the new standard, which allows the Company to carryforward the historical lease classification. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the standard resulted in the recording of additional net right-of-use (“ROU”) operating lease assets of approximately $23.3 million and lease liabilities for operating leases of approximately $24.0 million on the Consolidated Balance Sheets as of January 1, 2019. The adoption of this guidance did not have an impact on net income. See Note 19 for more information regarding leases.

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

The Company has one infinite-lived intangible asset, a trade name, which it tests for impairment annually on October 31, or whenever events or circumstances indicate that the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name’s carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property, it does not have to “rent” the asset and is, therefore, “relieved” from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.

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

The total accrual for insurance claims liabilities was $60.4 million and $3.7 million at December 31, 2020 and December 31, 2019, respectively, reflected as a component of accrued liabilities in the consolidated balance sheet. The total accrual for insurance claims receivable was $57.0 million and $1.1 million at December 31, 2020 and December 31, 2019, respectively, reflected as a component of other accounts receivable in the consolidated balance sheet.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable.  The Company adopted the new standard on January 1, 2020. For the Company’s trade receivables, certain other receivables and certain other financial instruments, the Company is required to use a new forward-looking “expected” credit loss model based on historical loss rates that replaced the prior “incurred” credit loss model. The adoption of the new standard generally results in earlier recognition of allowances for credit losses. Adoption of the standard resulted in no adjustment for credit losses; however, subsequently primarily as a result of the COVID-19 pandemic additional bad debt expense of approximately $0.4 million was recorded as of December 31, 2020.

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

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Year ended December 31,
	2020	2019	2018
Marine Segment
Construction	$272,870	$242,527	$156,925
Dredging	106,647	112,303	73,237
Specialty Services	8,656	14,308	13,721
Marine segment contract revenues	$388,173	$369,138	$243,883

Concrete Segment
Structural	$85,904	$54,497	$60,926
Light Commercial	235,835	284,624	215,628
Other	30	131	457
Concrete segment contract revenues	$321,769	$339,252	$277,011

Total contract revenues	$709,942	$708,390	$520,894

The Company has determined that it has two reportable segments pursuant to FASB ASC Topic 280, Segment Reporting, but has disaggregated its contract revenues in the above chart in terms of services provided within such segments. In making this determination, the Company considered the similar characteristics of its operations as discussed in Note 1. Additionally, as discussed, both the marine and concrete segments have limited contracts with multiple performance obligations. The Company’s contracts are often estimated and bid as one project and evaluated as to performance as one project, not by individual services performed by each. Both the marine and concrete segments have a single Senior Vice President responsible for the entire segment, not by service lines of the segments. Resources are allocated by segment and financial and budgetary information is compiled and reviewed by segment, not service line.

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

The table below presents the concentrations of current receivables (trade and retainage) at December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020		December 31, 2019
Federal Government	$4,826	4%	$4,765	3%
State Governments	—	-%	5,864	4%
Local Governments	17,823	13%	41,944	26%
Private Companies	110,616	83%	109,114	67%
Gross receivables	133,265	100%	161,687	100%
Allowance for credit losses	(411)		(2,600)
Net receivables	$132,854		$159,087

At December 31, 2020 and 2019, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the years ended December 31, 2020, 2019 and 2018.

	2020	%	2019	%	2018	%
Federal Government	$51,793	7%	$46,425	6%	$42,143	8%
State Governments	27,574	4%	47,831	7%	30,470	6%
Local Government	202,839	29%	212,958	30%	107,478	21%
Private Companies	427,736	60%	401,176	57%	340,803	65%
Total contract revenues	$709,942	100%	$708,390	100%	$520,894	100%

In the year ended December 31, 2020 one customer in the Local Governments category accounted for 11.4% of total contract revenues. In the years ended December 31, 2019 and 2018, no single customer exceeded 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 1.8%, 1.6% and 2.3% of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows at December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019
Costs incurred on uncompleted contracts	$1,151,987	$884,244
Estimated earnings	202,369	144,160
	1,354,356	1,028,404
Less: Billings to date	(1,355,220)	(1,035,796)
	$(864)	$(7,392)
Included in the accompanying Consolidated Balance Sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$32,271	$41,389
Billings in excess of costs and estimated earnings on uncompleted contracts	(33,135)	(48,781)
	$(864)	$(7,392)

Included in cost and estimated earnings in excess of billings on uncompleted projects is approximately $3.1 million and $0.1 million at December 31, 2020 and 2019, respectively, related to claims and unapproved change orders. See Note 2 - Summary of Significant Accounting Policies for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of December 31, 2020, the aggregate amount of the remaining performance obligations was approximately $439.5 million. Of this amount, the current expectation of the Company is that it will recognize $401.9 million, or 91%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019
Automobiles and trucks	$2,379	$2,161
Building and improvements	44,324	44,278
Construction equipment	142,661	153,147
Vessels and other equipment	79,499	84,022
Office equipment	5,577	8,652
	274,440	292,260
Less: Accumulated depreciation	(186,615)	(196,973)
Net book value of depreciable assets	87,825	95,287
Construction in progress	1,809	1,198
Land	35,863	35,863
	$125,497	$132,348

For the years ended December 31, 2020, 2019 and 2018, depreciation expense was $21.8 million, $23.5 million and $28.4 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

7.Other Current Accounts Receivable

Other current accounts receivable at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Insurance claims receivable	$57,021	$1,100
Accident loss receivables	1,448	624
Other current receivables	1,023	956
Total other current accounts receivable	$59,492	$2,680

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash surrender value of life insurance policy	$3,169	—	3,169	—
Liabilities:
Derivatives	$1,602	—	1,602	—
December 31, 2019
Assets:
Cash surrender value of life insurance policy	$2,714	—	2,714	—
Liabilities:
Derivatives	$1,045	—	1,045	—

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of December 31, 2020. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at December 31, 2020 and 2019 approximated its carrying value of $35.1 million and $73.3 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Goodwill and Intangible Assets

Goodwill

In the fourth quarter of 2018, the Company’s annual goodwill impairment test indicated that its goodwill was fully impaired, primarily due to a decline in the Company’s market capitalization and as a result it incurred a goodwill impairment charge of $69.5 million with $33.8 million related to the Marine segment and $35.7 million related to the Concrete segment.

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	December 31,	December 31,
	2020	2019
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(29,985)	$(27,345)
Current year amortization	(2,070)	(2,640)
Total accumulated amortization	(32,055)	(29,985)

Net finite-lived intangible assets, end of period	$3,185	5,255
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$10,077	$12,147

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the year ended December 31, 2020, $2.1 million of amortization expense was recognized for these assets. In 2020 and 2019, the Company evaluated the useful lives of these finite-lived intangible assets and no change was needed.

Future expense remaining of approximately $3.2 million will be amortized as follows:

2021	1,520
2022	1,239
2023	389
2024	37
$3,185

The annual impairment test concluded that the fair value of the Company’s infinite-lived trade name was in excess of the carrying value, therefore no impairment was recorded.

10.Accrued Liabilities

Accrued liabilities at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Accrued salaries, wages and benefits	$15,071	$7,323
Accrual for insurance claims liabilities	60,365	3,714
Sales taxes	5,909	3,021
Property taxes	908	389
Sale-leaseback arrangement	676	482
Accounting and audit fees	344	267
Interest	22	76
Equipment purchase	461	—
Other accrued expenses	881	1,694
Total accrued liabilities	$84,637	$16,966

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

Total debt issuance costs for the 364-Day Revolving Credit Facility, which included underwriter fees, legal fees and syndication fees were approximately $0.4 million and were capitalized as current deferred charges and will be amortized over the duration of the loan. To date the Company has had no borrowings under the 364-Day Revolving Credit Facility.

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

The yearly weighted average interest rate for the Credit Facility as of December 31, 2020 was 3.11%.

The Company’s obligations under debt arrangements consisted of the following:

	December 31, 2020			December 31, 2019
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Term loan - current	$4,500	$(156)	$4,344	$3,750	$(82)	$3,668
Total current debt	4,500	(156)	4,344	3,750	(82)	3,668
Revolving line of credit	5,000	(174)	4,826	36,000	(782)	35,218
Term loan - long-term	25,586	(889)	24,697	33,540	(729)	32,811
Total long-term debt	30,586	(1,063)	29,523	69,540	(1,511)	68,029
Total debt	$35,086	$(1,219)	$33,867	$73,290	$(1,593)	$71,697
(1)	Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth, Fifth, Sixth, Seventh and Eighth Amendments to the Credit Agreement.

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

The maturity date for amounts drawn under the revolving line of credit is the earlier of the Facility termination date of July 31, 2023, or the date the outstanding balance is permanently reduced to zero. As of December 31, 2020, the Company determined that it still does not have the intent to repay amounts drawn within the next twelve months. Therefore, the Company has classified the entire outstanding balance of the revolving line of credit as non-current.

As of December 31, 2020, the outstanding balance for all borrowings under the revolving line of credit was $5.0 million, designated as a Base Rate Loan at a rate of 4.5%. There were also $1.7 million in outstanding letters of credit as of

December 31, 2020, which reduced the maximum borrowing availability on the revolving line of credit to $43.3 million as of December 31, 2020. During the year ended December 31, 2020, the Company drew down $10.0 million for general corporate purposes and made payments of $41.0 million on the revolving line of credit which resulted in a net decrease of $31.0 million.

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

As of December 31, 2020, there were no outstanding borrowings under the 364-Day Revolving Credit Facility.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At December 31, 2020, the outstanding term loan component of the Credit Facility totaled $30.1 million and was secured by specific assets of the Company.

The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2021	4,500
2022	5,250
2023	20,336
$30,086

During 2020 the Company made the scheduled quarterly principal payments of $3.8 million, and an additional principal paydown of $3.4 million with proceeds from the sale of equipment which reduced the outstanding principal balance to $30.1 million as of December 31, 2020. The current portion of debt is $4.5 million, and the non-current portion is $25.6 million. As of December 31, 2020, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 2.44%.

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

The Company expects to meet its future internal liquidity and working capital needs and maintain or replace its equipment fleet through capital expenditure purchases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of December 31, 2020.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There was a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap began with a notional amount of $27.0 million on July 31, 2020 and hedges the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the comparative periods ended December 31, 2020, December 31, 2019, and December 31, 2018, as reflected in accumulated other comprehensive loss in the Consolidated Statements of Stockholders’ Equity, is approximately $0.6 million, $1.0 million and less than $0.1 million. The fair market value of the swaps as of December 31, 2020 is reflected as a liability of $1.6 million on the Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

12.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Sale-leaseback arrangement	$16,712	$17,447
Deferred compensation	2,818	2,528
Accrual for insurance claims liabilities	307	461
Total other long-term liabilities	$19,837	$20,436

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

13.Income Taxes

The following table presents the components of our consolidated income tax (benefit) expense for the years ended December 31, 2020, 2019 and 2018:

	Current	Deferred	Total
Year ended December 31, 2020
U.S. Federal	$—	$—	$—
State and local	589	$13	$602
Foreign	1,370	4	1,374
	$1,959	$17	$1,976
Year ended December 31, 2019
U.S. Federal	$—	$—	$—
State and local	716	$104	$820
Foreign	1,081	(33)	1,048
	$1,797	$71	$1,868
Year ended December 31, 2018
U.S. Federal	$(12)	$(12,664)	$(12,676)
State and local	183	$(471)	$(288)
Foreign	731	—	731
	$902	$(13,135)	$(12,233)

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2020	2019	2018
Statutory amount	$4,662	$(733)	$(22,398)
Valuation allowance on foreign tax credits	1,344	1,081	593
State income tax, net of federal benefit	792	991	(1,922)
Permanent differences, other	558	461	1,550
Permanent differences, stock compensation	328	311	(24)
Valuation allowance, other	(5,795)	(166)	10,384
Other	87	(77)	(416)
Consolidated income tax provision	$1,976	$1,868	$(12,233)
Consolidated effective tax rate	8.9%	(53.5)%	11.5%

In the year ended 2020, the Company’s effective tax rate differed from the statutory rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

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

Deferred Taxes

The Company’s deferred tax assets and liabilities are as follows:

	Long Term
	As of December 31,
	2020	2019
Assets related to:
Accrued liabilities	$1,058	$1,030
Intangible assets	2,818	3,020
Net operating loss carryforward	10,259	15,246
Stock-based compensation	377	586
Foreign tax credits	3,782	2,570
Goodwill	6,199	7,232
Leases	10,235	9,038
Other	1,518	1,347
Total gross deferred tax assets	36,246	40,069
Less valuation allowance	(12,493)	(16,960)
Total net deferred tax assets	23,753	23,109
Liabilities related to:
Depreciation and amortization	(23,308)	(22,634)
Other	(582)	(595)
Total deferred tax liabilities	(23,890)	(23,229)
Net deferred tax liabilities	$(137)	$(120)

The Company has net operating loss carryforwards for federal income tax purposes of $23.1 million as of December 31, 2020, which are available to reduce future taxable income. The Company’s federal net operating losses arose after the 2017 tax year and can be carried forward for an indefinite period of time but are limited to offset 80% of taxable income in any given year. The Company has state net operating losses of $132.6 million that expire beginning in 2027.  A portion of the state losses that arose after the 2017 tax year may be carried forward indefinitely.  Additionally, the Company has foreign tax credits of $3.8 million that can be carried forward for up to ten years.  The Company has foreign tax credits that will expire next year.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. According to ASC subtopic 740-10, the Company’s three-year cumulative loss is a significant piece of objective evidence. This objective evidence is weighed more heavily than the Company’s subjective positive evidence such as our estimated future taxable income and growth. Therefore, as of December 31, 2020, the Company continues to maintain a valuation allowance of $12.5 million. This valuation allowance decreased by $4.5 million during the year ended December 31, 2020 primarily related to the utilization of net operating losses to offset income during the current period.

Uncertain Tax Benefits

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states and foreign jurisdictions. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2013-2020. As of December 31, 2020, the Company has recorded unrecognized tax benefits of $1.6 million for any uncertain tax positions. The Company does not expect that unrecognized tax benefits as of December 31, 2020 for certain federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable.

The change in the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the years ended December 31, 2020 and 2019 are reconciled in the table below:

	2020	2019
Balances at beginning of the year	$1,614	$1,614
Additions based on tax position related to current year	—	—
Additions based on tax positions related to prior years	—	—
Reductions based on tax positions related to current year	—	—
Reductions based on tax positions related to prior years	—	—
Settlements with tax authorities	—	—
Lapse of statute of limitations	—	—
Balance at the end of year	$1,614	$1,614

The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2020, 2019 and 2018. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with U.S. GAAP.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2021.

14.Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the years ended December 31, 2020, 2019 and 2018, the Company had 1,159,440, 1,636,656, and 1,938,967, securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the years ended December 31, 2020, 2019 and 2018. Such stock options are antidilutive and are not included in the computation of earnings (loss) per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings (loss) per share:

	Year ended December 31,
	2020	2019	2018
Basic:
Weighted average shares outstanding	30,122,362	29,322,054	28,518,353
Diluted:
Total basic weighted average shares outstanding	30,122,362	29,322,054	28,518,353
Effect of potentially dilutive securities:
Common stock options	—	—	—
Total weighted average shares outstanding assuming dilution	30,122,362	29,322,054	28,518,353

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

Restricted Stock

The following table summarizes the restricted stock activity under the Company’s equity incentive plans :

		Weighted
	Number	Average
	of	Fair Value
	Shares	Per Share
Nonvested at January 1, 2018	372,460	$6.01
Granted	333,864	$7.47
Vested	(217,244)	$6.61
Forfeited/repurchased shares	(71,139)	$6.85
Nonvested at December 31, 2018	417,941	$7.04
Granted	757,012	$2.52
Vested	(585,754)	$3.74
Forfeited/repurchased shares	(72,627)	$6.05
Nonvested at December 31, 2019	516,572	$4.29
Granted	1,038,044	$2.76
Vested	(496,797)	$2.87
Forfeited/repurchased shares	(107,383)	$7.13
Nonvested at December 31, 2020	950,436	$3.04

Independent directors receive equity compensation in the form of grants. In May 2020, the Company’s six independent directors each received equity compensation grants of 39,823 shares, with a fair value of $2.26 per share.

In January 2019, two new independent directors each received equity compensation grants of 8,427 shares, with a fair value of $4.45 per share. In May 2019, five of the Company’s independent directors each received equity compensation grants of 45,918 shares, with a fair value of $1.96 per share. In October 2019, a new independent director received an equity compensation grant of 14,218 shares, with a fair value of $4.22 per share.

In May 2018, the five of the Company’s independent directors each received equity compensation grants of 12,064 shares, with a fair value of $7.46 per share.

In February 2020, the Company granted an executive of the Company 15,121 shares of restricted common stock, which vested immediately on the date of grant. The fair value of all shares awarded on the date of grant was $4.96 per share. In March 2020, certain officers and executives of the Company were awarded 170,235 shares of restricted common stock with a vesting period of three years and a fair value of $3.73 per share. In May 2020, certain officers and executives of the Company were awarded 100,000 shares of restricted common stock with a vesting period of three years and a fair value of $2.26 per share. In September 2020, the Company granted an executive of the Company 25,000 shares of restricted common stock with a vesting period of three years and a fair value of $2.58 per share. In December 2020, certain officers and executives of the Company were awarded 95,000 shares with a vesting period of three years and a fair value of $4.92 per share.

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

Performance Stock

In May 2020, the Company awarded certain executives 300,000 shares of performance stock. The performance-based stock will potentially vest 50% if the target is met, with 25% each vesting on the second and third anniversary of the determination that the target was met, with 100% of the shares to be earned based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period ending June 30,2021. The Company evaluates the probability of achieving this each reporting period. The fair value of all shares awarded on the date of the grant was $2.26 per share.

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

In August 2020, the Company determined the performance-based stock awarded in May 2019 vested at the outperformance level established above the target set based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period ending June 30, 2020. As a result, the executives earned an additional 93,750 shares of performance-based stock awards with a fair value of $1.96, of which 50% vested immediately on the date of determination and 25% each will vest on the first and second anniversary of the date of determination.

In May 2018, the Company awarded certain executives 67,023 shares of performance based stock, which will potentially vest at the end of fiscal 2020, with 100% of the shares to be earned based on the achievement of an objective, tiered return on invested capital measured over a three-year performance period. The fair value of all shares awarded on the date of the grant was $7.46 per share. In January 2021, the Company assessed the performance metric was not met and therefore these shares of performance based stock were forfeited.

Stock Options

The following table summarizes the stock option activity under the Company’s equity incentive plans:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of	Price	Life	Intrinsic
	Shares	Per Share	(Years)	Value
Outstanding at January 1, 2018	1,911,121	$7.79
Granted	374,215	$7.49
Exercised	(488,303)	$5.76
Forfeited	(132,252)	$7.89
Outstanding at December 31, 2018	1,664,781	$8.31
Granted	—	$—
Exercised	(7,021)	$4.94
Forfeited	(192,994)	$15.26
Outstanding at December 31, 2019	1,464,766	$7.41
Granted	—	$—
Exercised	—	$—
Forfeited	(542,151)	$7.94
Outstanding at December 31, 2020	922,615	$7.10

Vested and expected to vest at December 31, 2020	922,246	$7.10	5.29	$35
Exercisable at December 31, 2020	888,350	$7.08	5.21	$35

The Company calculates the fair value of each option on the date of grant using the Black-Scholes pricing model and the following weighted-average assumptions in each year:

2018
Weighted average grant-date fair value of options granted	$2.78
Risk-free interest rate	2.65%
Expected volatility	52%
Expected term of options (in years)	3.0
Dividend yield	—%

The risk-free interest rate is based on interest rates on U.S. Treasury zero-coupon issues that match the contractual terms of the stock option grants. The expected term represents the period in which the Company’s equity awards are expected to be outstanding, which for the years presented is based on the exercise history.

For years ended December 31, 2020, 2019 and 2018, compensation expense related to stock based awards outstanding for the periods was $2.0 million, $2.8 million and $2.2 million, respectively. The Company applies a 3.2% and 5.5% forfeiture rate, which gets compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis. For the year ended December 31, 2020, expense related to the purchase of vested stock-based awards for certain officers of the Company was approximately $0.2 million.

During the year ended December 31, 2018, certain officers and executives of the Company were awarded 374,215 options with a vesting period of three years and a weighted average exercise price of $7.49 per share.

In the year ended December 31, 2020, no stock options were exercised. In the year ended December 31, 2019, the Company received proceeds of less than $0.1 million upon the exercise of 7,021 options. In the year ended December 31, 2018, the Company received proceeds of approximately $2.8 million upon the exercise of 488,303 options.

As of December 31, 2020, total unrecognized compensation expense related to unvested stock and options was approximately $2.4 million, which is expected to be recognized over a period of approximately 2.2 years.

	2020	2019	2018
Total intrinsic value of options exercised	$—	$—	$1,286
Total fair value of shares vested	$329	$769	$705

16.Employee Benefits

All of the Company’s marine segment employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pre-tax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2020, 2019 and 2018 the Company contributed $1.2 million, $1.3 million and $1.4 million, respectively to the Plan.

All of the Company’s concrete segment employees except Leads, Helpers, Laborers, Finishers, Formsetters, Carpenters, Rodbusters, Patchmen, Equipment Operators, Field Engineering Trainees and certain Highly Compensated Employees are eligible to participate in the AGC Southwest Chapters 401(k) Retirement Plan, a multiple employer plan, after completing three months of service. Each participant may contribute up to the annual IRS limit. The Company matches 50% on the first 6% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a five-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the year ended December 31, 2020, 2019 and 2018, the Company contributed less than $0.1 million, $0.1 million and $0.2 million, respectively.

The Company contributes to several multi-employer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;
●	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
●	If the Company chooses to stop participating in its multi-employer plans, it may be required to pay a withdrawal liability based on the underfunded status of the plan.

The following table presents the Company’s participation in these plans:

		Pension Protection							Expiration
		Act ("PPA")							of
	Employer	Certified Zone Status		FIP/RP					Collective
	Identification	(1)		Status	Contributions			Surcharge	Bargaining
Pension Trust Fund	Number	2020	2019	P/I (2)	2020	2019	2018	Imposed	Agreement
International Union of Operating Engineers - Employers Construction Industry Retirement Plan - Local 302 and 612 Trust Funds	91-6028571	Green	Green	N/A	$2,480	$3,021	$2,482	—	2022
Washington Laborers	91-6022315	Green	Green	N/A	$236	$30	$—	—	2023
Carpenters Retirement Plan of Western Washington	91-6029051	Green	Green	N/A	$1,898	$695	$932	—	2022
Cement Masons & Plasterers Trust Funds	91-6066773	Green	Green	N/A	$39	$2	$—	—	2023
Washington-Idaho-Montana Carpenters-Employers Retirement Trust Fund	91-6123987	Yellow	Yellow	I	$—	$36	$—	—	2021
Engineers - AGC Retirement Trust of the Inland Empire	91-6070237	Yellow	Yellow	I	$—	$20	$—	—	2021
Western Conference of Teamsters Pension Trust Fund	91-6145047	Green	Green	N/A	$15	$—	$—	—	2023
Alaska Carpenters Trust Fund	92-0120866	Yellow	Yellow	I	$271	$377	$328	—	2021
Alaska Laborers Trust Fund	91-6028298	Yellow	Yellow	I	$226	$552	$321	—	2023
(1)	The most recent PPA zone status available in 2020 and 2019 is for the plan’s year end during 2019 and 2018, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)	The FIP/RP Status P/I column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending ("P"), or implemented ("I").

There are currently no plans to withdraw from any of the multi-employer plans in which the Company participates.

17.Commitments and Contingencies

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

On August 21, 2020, a Company dredge, the Waymon L. Boyd, was consumed by a fire while working on a project in the Port of Corpus Christi. Five crewmembers were killed, several more were injured, some seriously, and the vessel was declared a total loss. This incident also resulted in the discharge of approximately 18,000 gallons of oil, diesel fuel and contaminated water into the Corpus Christi Ship Channel, all of which was promptly cleaned up. The Company is fully cooperating with the U.S. Coast Guard, the Port of Corpus Christi Authority, and the National Transportation Safety Board, among others, while they investigate the cause of this incident. The National Transportation Safety Board has named the

Company as a party of interest in their investigation. Thus far, eight separate lawsuits have been filed against the Company by certain crewmembers or their heirs under the general maritime law and the Jones Act. In response thereto, the Company has filed an action in the U.S. District Court for the Southern District of Texas seeking consolidation of the lawsuits for procedural purposes since they all arise out of the same occurrence and seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The Limitation Court set a deadline of February 17, 2021 by which all claims must be filed and as of the Court’s deadline,  thirteen persons, estates and/or entities filed claims in the Limitation for personal injuries, death, property damages and business interruption, loss of profit, loss of use of natural resources and other economic damages for unspecified economic and compensatory damages. Some of these claimants may not have standing to bring their claims and will be challenged and, in any case, the Company will soon file a Default Motion with the Court which, upon approval, will bar the filing of any further claims. Applicable accounting guidance under ASC 450 would require the Company to recognize a loss if the loss is determined to be probable and reasonably estimable. However, this is a multi-party, complex tort proceeding, and it is too early in the proceedings for the Company to do so at this time. In any event, insurance coverage is available, the carriers of such insurance have taken over the costs of the defense of the claims and the Company currently believes that it has adequate insurance coverage for all pollution, marine, economic and other potential liabilities arising from the incident. The Company is also confident that it otherwise has adequate vessels, equipment and personnel to fulfill all ongoing, booked and reasonably foreseeable work.

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

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Consolidated Balance Sheets. As of December 31, 2020, the current portion of the notes receivable was $0.8 million and the non-current portion was $1.8 million, net of $0.2 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

During the quarter ended September 30, 2020, the Company settled a long-standing dispute with a customer that resulted in recovery of $0.9 million of previously reserved accounts receivable.

18.Segment Information

The Company currently operates in two reportable segments: marine and concrete. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments.

Segment information for the periods presented is provided as follows:

	Year Ended	Year Ended

	December 31, 2020	December 31, 2019
Marine
Contract revenues	$388,173	$369,138
Operating income	16,935	1,057
Depreciation and amortization expense	(18,369)	(19,889)

Total assets	$290,372	$264,681
Property and equipment, net	109,298	114,873

Concrete
Contract revenues	$321,769	$339,252
Operating income	9,651	1,136
Depreciation and amortization expense	(8,848)	(8,519)

Total assets	$123,817	$130,163
Property and equipment, net	16,199	17,475

There were $2.8 million in intersegment revenues between the Company’s two reportable segments for the year ended December 31, 2020. There were $1.2 million in intersegment revenues between the Company’s two reportable segments for the year ended December 31, 2019. The marine segment had foreign revenues of $12.5 million and $11.4. million, respectively, for the years ended December 31, 2020 and 2019. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

19.Leases

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases recorded on the balance sheet consists of the following:

	December 31,	December 31,
Leases	2020	2019
Assets
Operating lease right-of-use assets, net (1)	$18,874	$17,997
Financing lease right-of-use assets, net (2)	12,858	7,896
Total assets	$31,732	$25,893
Liabilities
Current
Operating	$4,989	$5,043
Financing	3,901	2,788
Total current	8,890	7,831
Noncurrent
Operating	14,537	13,596
Financing	8,376	3,760
Total noncurrent	22,913	17,356
Total liabilities	$31,803	$25,187
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $9.0 million and $5.2 million as of December 31, 2020 and 2019, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $6.4 million and $6.2 million as of December 31, 2020 and 2019, respectively.

Other information related to lease term and discount rate is as follows:

	December 31,	December 31,
	2020	2019
Weighted Average Remaining Lease Term (in years)
Operating leases	5.25	5.30
Financing leases	4.96	1.18
Weighted Average Discount Rate
Operating leases (1)	4.73%	4.80%
Financing leases	4.46%	5.10%
(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows:

	Year Ended December 31,
	2020	2019
Operating lease costs:
Operating lease cost	$6,430	$6,930
Short-term lease cost (1)	3,871	2,001
Financing lease costs:
Interest on lease liabilities	548	362
Amortization of right-of-use assets	3,324	2,312
Total lease cost	$14,173	$11,605
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,262	$6,887
Operating cash flows for finance leases	$548	$362
Financing cash flows for finance leases	$3,619	$2,906
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$7,829	$25,743
ROU assets obtained in exchange for new financing lease liabilities	$11,270	$1,021

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2021	$5,696	$5,023
2022	4,275	1,395
2023	3,186	1,989
2024	2,528	1,429
2025	2,354	1,039
Thereafter	4,130	3,000
Total future minimum lease payments	22,169	13,875
Less - amount representing interest	2,643	1,598
Present value of future minimum lease payments	19,526	12,277
Less - current lease obligations	4,989	3,901
Long-term lease obligations	$14,537	$8,376

20.Selected Quarterly Financial Data (Unaudited)

The following tables set forth selected unaudited financial information for the eight quarters in the two-year period ended December 31, 2020. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2020
Revenues	$166,620	$183,713	$189,433	$170,176	$709,942
Gross profit	19,758	20,744	22,501	21,700	84,703
Operating income	4,365	4,084	13,085	5,052	26,586
Income before income taxes	3,100	3,008	12,106	3,982	22,196
Net income	2,723	2,028	11,803	3,666	20,220
Earnings per share:
Basic	$0.09	$0.07	$0.39	$0.12	$0.67
Diluted	$0.09	$0.07	$0.39	$0.12	$0.67

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2019
Revenues	$143,105	$165,985	$199,507	$199,793	$708,390
Gross profit	9,082	14,977	20,893	19,089	64,041
Operating (loss) income	(6,177)	(423)	6,092	2,701	2,193
(Loss) income before income taxes	(7,331)	(1,773)	4,506	1,107	(3,491)
Net (loss) income	(7,924)	(1,633)	4,039	159	(5,359)
(Loss) earnings per share:
Basic	$(0.27)	$(0.06)	$0.14	$0.01	$(0.18)
Diluted	$(0.27)	$(0.06)	$0.14	$0.01	$(0.18)

ORION GROUP HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at the	Charged to		Balance at the
	Beginning of	Revenue, Cost		End of
Description	the Period	or Expense	Deduction	the Period
Year ended December 31, 2018
Allowance for credit losses	$—	$4,280	$—	$4,280
Reserve for losses on uncompleted contracts	$—	$22,770	$—	$22,770
Year ended December 31, 2019
Allowance for credit losses	$4,280	$—	$1,680	$2,600
Reserve for losses on uncompleted contracts	$22,770	$2,455	$14,300	$10,925
Year ended December 31, 2020
Allowance for credit losses	$2,600	$(487)	$1,702	$411
Reserve for losses on uncompleted contracts	$10,925	$543	$9,995	$1,473