Form 10-Q
period 2021-03-31
Orion Group Holdings Inc
filed 2021-04-30
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

There were 30,451,346 shares of common stock outstanding as of April 29, 2021.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended March 31, 2021

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,642	$1,589
Accounts receivable:
Trade, net of allowance for credit losses of $323 and $411, respectively	92,553	96,369
Retainage	38,043	36,485
Income taxes receivable	419	419
Other current	57,153	59,492
Inventory	1,680	1,548
Contract assets	21,797	32,271
Prepaid expenses and other	7,254	7,229
Total current assets	223,541	235,402
Property and equipment, net of depreciation	120,879	125,497
Operating lease right-of-use assets, net of amortization	17,480	18,874
Financing lease right-of-use assets, net of amortization	12,097	12,858
Inventory, non-current	6,249	6,455
Intangible assets, net of amortization	9,697	10,077
Deferred income tax asset	41	70
Other non-current	4,871	4,956
Total assets	$394,855	$414,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$4,348	$4,344
Accounts payable:
Trade	38,242	48,252
Retainage	990	716
Accrued liabilities	77,701	84,637
Income taxes payable	776	639
Contract liabilities	33,150	33,135
Current portion of operating lease liabilities	4,777	4,989
Current portion of financing lease liabilities	2,878	3,901
Total current liabilities	162,862	180,613
Long-term debt, net of debt issuance costs	23,603	29,523
Operating lease liabilities	13,512	14,537
Financing lease liabilities	8,680	8,376
Other long-term liabilities	23,513	19,837
Deferred income tax liability	228	207
Interest rate swap liability	1,372	1,602
Total liabilities	233,770	254,695
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 31,188,886 and 31,171,804 issued; 30,477,655 and 30,460,573 outstanding at March 31, 2021 and December 31, 2020, respectively	312	312
Treasury stock, 711,231 shares, at cost, as of March 31, 2021 and December 31, 2020, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	(1,372)	(1,602)
Additional paid-in capital	184,757	184,324
Retained loss	(16,072)	(17,000)
Total stockholders’ equity	161,085	159,494
Total liabilities and stockholders’ equity	$394,855	$414,189

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended March 31,
	2021	2020
Contract revenues	$153,309	$166,620
Costs of contract revenues	137,854	146,862
Gross profit	15,455	19,758
Selling, general and administrative expenses	14,630	15,869
Amortization of intangible assets	380	516
Gain on disposal of assets, net	(1,610)	(992)
Operating income	2,055	4,365
Other (expense) income:
Other income	37	97
Interest income	26	40
Interest expense	(1,040)	(1,402)
Other expense, net	(977)	(1,265)
Income before income taxes	1,078	3,100
Income tax expense	150	377
Net income	$928	$2,723

Basic earnings per share	$0.03	$0.09
Diluted earnings per share	$0.03	$0.09
Shares used to compute income per share:
Basic	30,465,475	29,653,409
Diluted	30,499,978	29,655,557

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Net income	$928	$2,723
Change in fair value of cash flow hedge, net of tax expense of $53 and net of tax benefit of $226 for the three months ended March 31, 2021 and March 31, 2020, respectively.	177	(758)
Total comprehensive income	$1,105	$1,965

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2020	31,171,804	$312	(711,231)	$(6,540)	$(1,602)	$184,324	$(17,000)	$159,494
Stock-based compensation	—	—	—	—	—	383	—	383
Exercise of stock options	23,755	—	—	—	—	86	—	86
Payments related to tax withholding for stock-based compensation	(6,673)	—	—	—	—	(36)	—	(36)
Cash flow hedge	—	—	—	—	230	—	—	230
Net income	—	—	—	—	—	—	928	928
Balance, March 31, 2021	31,188,886	$312	(711,231)	$(6,540)	$(1,372)	$184,757	$(16,072)	$161,085

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2019	30,303,395	$303	(711,231)	$(6,540)	$(1,045)	$182,523	$(37,220)	$138,021
Stock-based compensation	—	—	—	—	—	462	—	462
Issuance of restricted stock	185,356	2	—	—	—	(2)	—	—
Forfeiture of restricted stock	(3,351)	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(984)	—	—	(984)
Net income	—	—	—	—	—	—	2,723	2,723
Balance, March 31, 2020	30,485,400	$305	(711,231)	$(6,540)	$(2,029)	$182,983	$(34,497)	$140,222

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$928	$2,723
Adjustments to reconcile net income to net cash used in operating activities:
Operating activities:
Depreciation and amortization	5,704	6,192
Amortization of ROU operating leases	1,348	1,673
Amortization of ROU finance leases	781	700
Amortization of deferred debt issuance costs	239	123
Deferred income taxes	50	13
Stock-based compensation	383	462
Gain on disposal of assets, net	(1,610)	(992)
Allowance for credit losses	—	411
Change in operating assets and liabilities:
Accounts receivable	3,837	13,511
Income tax receivable	—	(192)
Inventory	74	(218)
Prepaid expenses and other	60	1,540
Contract assets	10,474	9,956
Accounts payable	(9,735)	(22,911)
Accrued liabilities	(2,371)	(543)
Operating lease liabilities	(1,196)	(1,348)
Income tax payable	137	(278)
Contract liabilities	15	4,631
Net cash provided by operating activities	9,118	15,453
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,950	1,302
Purchase of property and equipment	(1,618)	(2,753)
Contributions to CSV life insurance	—	(38)
Insurance claim proceeds related to property and equipment	440	1,164
Net cash provided by (used in) investing activities	772	(325)
Cash flows from financing activities:
Borrowings from Credit Facility	5,000	5,000
Payments made on borrowings from Credit Facility	(11,155)	(6,750)
Payments of finance lease liabilities	(732)	(942)
Payments related to tax withholding for stock-based compensation	(36)	—
Exercise of stock options	86	—
Net cash used in financing activities	(6,837)	(2,692)
Net change in cash, cash equivalents and restricted cash	3,053	12,436
Cash, cash equivalents and restricted cash at beginning of period	1,589	1,086
Cash, cash equivalents and restricted cash at end of period	$4,642	$13,522

Cash and cash equivalents	$4,642	$12,591
Restricted cash	—	931
Total cash, cash equivalents and restricted cash shown above	$4,642	$13,522

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$443	$942
Taxes, net of refunds	$(37)	$648

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this report should also read the Company’s consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in its 2020 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Performance obligations are promises in a contract to transfer distinct goods or services to the customer and are the unit of account under Topic 606. The Company’s contracts and related change orders typically represent a single performance obligation because the Company provides an integrated service and individual goods and services are not separately identifiable. Revenue is recognized over time because control is continuously transferred to the customer. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the stand-alone selling price of each distinct good or service. Progress is measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Upfront costs, such as costs to mobilize personnel and equipment prior to satisfying a performance obligation are capitalized and amortized over the contract performance period.

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

Assets and liabilities derived from contracts with customers include the following:

●	Accounts Receivable: Trade, net of allowance - Represent amounts billed and currently due from customers and are stated at their estimated net realizable value.
●	Accounts Receivable: Retainage - Represent amounts which have not been billed to or paid by customers due to retainage provisions in construction contracts, which amounts generally become payable upon contract completion and acceptance by the customer.
●	Contract Assets - Represent revenues recognized in excess of amounts billed, which management believes will be billed and collected within one year of the completion of the contract and are recorded as a current asset, until such amounts are either received or written off.
●	Contract Liabilities - Represent billings in excess of revenues recognized and are recorded as a current liability, until the underlying obligation has been performed or discharged.

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at March 31, 2021 and December 31, 2020 consisted primarily of overnight bank deposits.

The Company had no restricted cash as of March 31, 2021 and December 31, 2020.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company has significant investments in billed and unbilled receivables as of March 31, 2021 and December 31, 2020. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in contract assets, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value. As of March 31, 2021, and December 31, 2020, the Company has recorded an allowance for credit losses of $0.3 million and $0.4 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at March 31, 2021 totaled $38.0 million, of which $4.3 million is expected to be collected beyond March 31, 2022. Retainage at December 31, 2020 totaled $36.5 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the expenditure is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of March 31, 2021 or December 31, 2020.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of March 31, 2021 or December 31, 2020.

Leases

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

Compensation expense is recognized only for stock-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. This assessment is updated on a periodic basis. See Note 15 for further discussion of the Company’s stock-based compensation plan.

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

The total accrual for insurance claims liabilities was $59.2 million and $60.4 million at March 31, 2021 and December 31, 2020, respectively, reflected as a component of accrued liabilities in the condensed consolidated balance sheet. The total accrual for insurance claims receivable was $54.9 million and $57.0 million at March 31, 2021 and December 31, 2020, respectively, reflected as a component of other current accounts receivable in the condensed consolidated balance sheet.

Accounting Standards Adopted in 2021

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740).  This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within that year.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended March 31,
	2021	2020
Marine Segment
Construction	$43,936	$53,140
Dredging	24,682	30,899
Specialty Services	3,528	1,910
Marine segment contract revenues	$72,146	$85,949

Concrete Segment
Structural	$16,661	$21,236
Light Commercial	64,495	59,433
Other	7	2
Concrete segment contract revenues	$81,163	$80,671

Total contract revenues	$153,309	$166,620

The Company has determined that it has two reportable segments pursuant to FASB ASC Topic 280, Segment Reporting, but has disaggregated its contract revenues in the above chart in terms of services provided within such segments. In making this determination, the Company considered the similar characteristics of its operations as discussed in Note 1. Additionally, as discussed, both the marine and concrete segments have limited contracts with multiple performance obligations. The Company’s contracts are often estimated and bid as one project and evaluated as to performance as one project, not by individual services performed by each. Both the marine and concrete segments have a single Executive Vice President responsible for the entire segment, not by service lines of the segments. Resources are allocated by segment and financial and budgetary information is compiled and reviewed by segment, not service line.

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

The table below presents the concentrations of accounts receivable from customers (trade and retainage) at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021		December 31, 2020
Federal Government	$4,341	3%	$4,826	4%
State Governments	220	-%	—	-%
Local Governments	22,444	17%	17,823	13%
Private Companies	103,914	79%	110,616	83%
Gross receivables	130,919	99%	133,265	100%
Allowance for credit losses	(323)		(411)
Net receivables	$130,596		$132,854

At March 31, 2021 one customer in the Private Companies category accounted for 10.6% of total current receivables. At December 31, 2020, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three months ended March 31, 2021 and 2020, respectively:

	Three months ended March 31,
	2021	%	2020	%
Federal Government	$12,764	8%	$5,319	3%
State Governments	168	-%	12,232	7%
Local Government	33,516	22%	52,012	31%
Private Companies	106,861	70%	97,057	59%
Total contract revenues	$153,309	100%	$166,620	100%

In the three months ended March 31, 2021 and 2020, no single customer exceeded 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 1.6% and 2.4% of total revenues for the three months ended March 31, 2021 and 2020, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Costs incurred on uncompleted contracts	$1,255,413	$1,151,987
Estimated earnings	228,140	202,369
	1,483,553	1,354,356
Less: Billings to date	(1,494,906)	(1,355,220)
	$(11,353)	$(864)
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Contract assets	$21,797	$32,271
Contract liabilities	(33,150)	(33,135)
	$(11,353)	$(864)

Included in contract assets is approximately $3.6 million and $3.1 million at March 31, 2021 and December 31, 2020, respectively, related to claims and unapproved change orders. See Note 2 - Summary of Significant

Accounting Policies to the Company’s condensed consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of March 31, 2021, the aggregate amount of the remaining performance obligations was approximately $364.8 million. Of this amount, the current expectation of the Company is that it will recognize $328.6 million, or 90%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Automobiles and trucks	$2,722	$2,379
Building and improvements	44,325	44,324
Construction equipment	135,485	142,661
Vessels and other equipment	80,686	79,499
Office equipment	5,947	5,577
	269,165	274,440
Less: Accumulated depreciation	(185,883)	(186,615)
Net book value of depreciable assets	83,282	87,825
Construction in progress	1,734	1,809
Land	35,863	35,863
	$120,879	$125,497

For the three months ended March 31, 2021 and 2020, depreciation expense was $5.3 million and $5.7 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Other Current Accounts Receivable

Other current accounts receivable at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Insurance claims receivable	$54,922	$57,021
Accident loss receivables	1,206	1,448
Other current receivables	1,025	1,023
Total other current accounts receivable	$57,153	$59,492

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Cash surrender value of life insurance policy	$3,256	—	3,256	—
Liabilities:
Derivatives	$1,372	—	1,372	—
December 31, 2020
Assets:
Cash surrender value of life insurance policy	$3,169	—	3,169	—
Liabilities:
Derivatives	$1,602	—	1,602	—

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of March 31, 2021. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at March 31, 2021 and December 31, 2020 approximated its carrying value of $28.9 million and $35.1 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Goodwill and Intangible Assets

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	March 31,	December 31,
	2021	2020
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(32,055)	$(29,985)
Current year amortization	(380)	(2,070)
Total accumulated amortization	(32,435)	(32,055)

Net finite-lived intangible assets, end of period	$2,805	3,185
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$9,697	$10,077

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three months ended March 31, 2021, $0.4 million of amortization expense was recognized for these assets.

Future expense remaining of approximately $2.8 million will be amortized as follows:

2021	1,140
2022	1,239
2023	389
2024	37
$2,805

Additionally, the Company has one indefinite-lived intangible asset, a trade name, which is tested for impairment annually on October 31, or whenever events or circumstances indicate that the carrying amount of the trade name may not be recoverable. Impairment is calculated as the excess of the trade name’s carrying value over its fair value. The fair value of the trade name is determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property it does not have to "rent" the asset and is, therefore, "relieved" from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. The most recent annual impairment test concluded that the fair value of the trade name was in excess of the carrying value, therefore no impairment was recorded.

10.Accrued Liabilities

Accrued liabilities at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Accrued salaries, wages and benefits	$11,434	$15,071
Accrual for insurance claims liabilities	59,208	60,365
Sales taxes	4,318	5,909
Property taxes	482	908
Sale-leaseback arrangement	821	676
Accounting and audit fees	258	344
Interest	22	22
Equipment purchase	115	461
Other accrued expenses	1,043	881
Total accrued liabilities	$77,701	$84,637

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

The quarterly weighted average interest rate for the Credit Facility as of March 31, 2021 was 2.48%.

The Company’s obligations under debt arrangements consisted of the following:

	March 31, 2021			December 31, 2020
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Term loan - current	$4,500	$(152)	$4,348	$4,500	$(156)	$4,344
Total current debt	4,500	(152)	4,348	4,500	(156)	4,344
Revolving line of credit	—	—	—	5,000	(174)	4,826
Term loan - long-term	24,431	(828)	23,603	25,586	(889)	24,697
Total long-term debt	24,431	(828)	23,603	30,586	(1,063)	29,523
Total debt	$28,931	$(980)	$27,951	$35,086	$(1,219)	$33,867

(1)	Total debt issuance costs include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth, Fifth, Sixth, Seventh and Eighth Amendments to the Credit Agreement.

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

As of March 31, 2021 the Company had no borrowing under the revolving line of credit. There were $1.7 million in outstanding letters of credit as of March 31, 2021, which reduced the maximum borrowing availability on the revolving line of credit to $48.3 million. During the three months ended March 31, 2021, the

Company drew down $5.0 million for general corporate purposes and made payments of $10.0 million on the revolving line of credit which resulted in a net decrease of $5.0 million.

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

As of March 31, 2021, there were no outstanding borrowings under the 364-Day Revolving Credit Facility.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment is paid off in quarterly installment payments (as stated in the Credit Agreement). At March 31, 2021, the outstanding term loan component of the Credit Facility totaled $28.9 million and was secured by specific assets of the Company.

The table below outlines the total remaining payment amounts annually for the term loan through maturity of the Credit Facility:

2021	3,375
2022	5,250
2023	20,306
$28,931

During the three months ended March 31, 2021 the Company made the scheduled quarterly principal payment of $1.2 million, which reduced the outstanding principal balance to $28.9 million as of March 31,2021. The current portion of debt is $4.5 million, and the non-current portion is $24.4 million. As of March 31, 2021, the term loan was designated as an Adjusted LIBOR Rate Loan with an interest rate of 2.38%.

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

The Company was in compliance with all financial covenants as of March 31, 2021.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There was a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap began with a notional amount of $27.0 million on July 31, 2020 and hedges the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the comparative periods ended March 31, 2021 and March 31, 2020, as reflected in accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity, is approximately $(0.2) million and $1.0 million. The fair market value of the swaps as of March 31, 2021 is reflected as a liability of $1.4 million on the Condensed Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

12.Other Long-Term Liabilities

Other long-term liabilities at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Sale-leaseback arrangement	$16,532	$16,712
CARES Act deferred payroll taxes	3,821	—
Deferred compensation	2,853	2,818
Accrual for insurance claims liabilities	307	307
Total other long-term liabilities	$23,513	$19,837

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

CARES Act

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which among other things includes an optional payment deferral of the employer's portion of the Social Security taxes that were otherwise due through December 31, 2020. The Company elected to defer payments of approximately $7.6 million with $3.8 million due December 2021 reflected in accrued liabilities included in the Company’s Condensed Consolidated Balance Sheets and the remaining $3.8 million due December 2022 reflected in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Income tax expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2021	2020
Income tax expense	$150	$377
Effective tax rate	13.9%	12.2%

The effective rate for the three months ended March 31, 2021 differed from the Company’s statutory federal rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

During the year ended December 31, 2020 the Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended March 31, 2021 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at March 31, 2021 remains appropriate.

The Company does not expect that unrecognized tax benefits as of March 31, 2021 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended March 31, 2021 and 2020, the Company had 915,489 and 1,458,225 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three months ended March 31, 2021 and 2020. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31,
	2021	2020
Basic:
Weighted average shares outstanding	30,465,475	29,653,409
Diluted:
Total basic weighted average shares outstanding	30,465,475	29,653,409
Effect of potentially dilutive securities:
Common stock options	34,503	2,148
Total weighted average shares outstanding assuming dilution	30,499,978	29,655,557

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

In the three months ended March 31, 2021 and 2020, compensation expense related to stock-based awards outstanding was $0.4 million and $0.5 million, respectively. In the three months ended March 31, 2021 and 2020, payments related to tax withholding for stock-based compensation for certain officers and directors of the Company was less than $0.1 million and none, respectively.

In the three months ended March 31, 2021, there were 23,755 options exercised generating proceeds to the Company of approximately $0.1 million. In the three months ended March 31, 2020, there were no options exercised.

At March 31, 2021, total unrecognized compensation expense related to unvested stock and options was approximately $2.0 million, which is expected to be recognized over a period of approximately two years.

16.Commitments and Contingencies

On August 21, 2020, a Company dredge, the Waymon L. Boyd, was consumed by a fire while working on a project in the Port of Corpus Christi. Five crewmembers were killed, several more were injured, some seriously, and the vessel was declared a total loss. This incident also resulted in the discharge of approximately 18,000 gallons of oil, diesel fuel and contaminated water into the Corpus Christi Ship Channel, all of which was promptly cleaned up. The Company is fully cooperating with the U.S. Coast Guard, the Port of Corpus Christi Authority, and the National Transportation Safety Board, among others, while they investigate the cause of this incident. The National Transportation Safety Board has named the Company as a party of interest in their investigation. Thus far, eight separate lawsuits have been filed against the Company by certain crewmembers or their heirs under the general maritime law and the Jones Act. In response thereto, the Company has filed an action in the U.S. District Court for the Southern District of Texas seeking consolidation of the lawsuits for procedural purposes since they all arise out of the same occurrence and seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The Limitation Court set a deadline of February 17, 2021 by which all claims must be filed and as of the Court’s deadline,  thirteen persons, estates and/or entities filed claims in the Limitation for personal injuries, death, property damages and business interruption, loss of profit, loss of use of natural resources and other economic damages for unspecified economic and compensatory damages. Some of these claimants may not have standing to bring their claims and will be challenged. Further, the Company filed a Default Motion with the Court which was granted on April 8, 2021 and as such bars the filing of any further claims. Applicable accounting guidance under ASC 450 would require the Company to recognize a loss if the loss is determined to be probable and reasonably estimable. As at March 31, 2021, the Company has recognized $72.2 million in total obligations to date, which includes approximately $18.0 million paid to date to claimants (including nine of 18 crewmembers) and accruals totaling approximately $54.2 million. However, this is a multi-party, complex tort proceeding, and it is too early in the proceedings for the Company to establish loss accruals in regard to the balance of the claims. In any event, insurance coverage is available and the carriers of such insurance have taken over the costs of the defense of the claims and have reimbursed the Company $17.1 million to date. In addition, the Company continues to believe that it has adequate insurance coverage for all pollution, marine, economic and other potential liabilities arising from the incident. The Company is also confident that it otherwise has adequate vessels, equipment and personnel to fulfill all ongoing, booked and reasonably foreseeable work.

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

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Condensed Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Condensed Consolidated Balance Sheets. As of March 31, 2021, the current portion of the notes receivable was $0.8 million and the non-current portion was $1.6 million, net of $0.2 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

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

	Three Months Ended
		March 31,
	2021		2020
Marine
Contract revenues	$72,146		$85,949
Operating income	(9)		2,855
Depreciation and amortization expense	(4,358)		(4,776)

Total assets	$268,345		$255,311
Property and equipment, net	106,071		112,384

Concrete
Contract revenues	$81,163		$80,671
Operating income	2,064		1,510
Depreciation and amortization expense	(2,127)		(2,116)

Total assets	$126,510		$129,509
Property and equipment, net	14,808		16,731

There were less than $0.1 million and $2.3 million in intersegment revenues between the Company’s two reportable segments for the three months ended March 31, 2021 and 2020, respectively. The marine segment had foreign revenues of $2.4 million and $4.0 million for the three months ended March 31, 2021 and 2020, respectively. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

18.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	March 31,	December 31,
Leases	2021	2020
Assets
Operating lease right-of-use assets, net (1)	$17,480	$18,874
Financing lease right-of-use assets, net (2)	12,097	12,858
Total assets	$29,577	$31,732
Liabilities
Current
Operating	$4,777	$4,989
Financing	2,878	3,901
Total current	7,655	8,890
Noncurrent
Operating	13,512	14,537
Financing	8,680	8,376
Total noncurrent	22,192	22,913
Total liabilities	$29,847	$31,803
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $10.0 million and $9.0 million as of March 31, 2021 and December 31, 2020, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $5.1 million and $6.4 million as of March 31, 2021 and December 31, 2020, respectively.

Other information related to lease term and discount rate is as follows:

	March 31,	December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	5.22	5.25
Financing leases	5.17	4.96
Weighted Average Discount Rate
Operating leases (1)	4.74%	4.73%
Financing leases	4.39%	4.46%
(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease costs:
Operating lease cost	$1,654	$1,614
Short-term lease cost (1)	690	1,161
Financing lease costs:
Interest on lease liabilities	126	106
Amortization of right-of-use assets	781	700
Total lease cost	$3,251	$3,581
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,498	$1,585
Operating cash flows for finance leases	$126	$106
Financing cash flows for finance leases	$732	$942
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$165	$2,076
ROU assets obtained in exchange for new financing lease liabilities	$752	$8,412

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2021 (excluding the three months ended March 31, 2021)	$4,184	$3,553
2022	4,313	1,530
2023	3,239	2,123
2024	2,530	1,563
2025	2,354	1,174
Thereafter	4,146	3,161
Total future minimum lease payments	20,766	13,104
Less - amount representing interest	2,477	1,546
Present value of future minimum lease payments	18,289	11,558
Less - current lease obligations	4,777	2,878
Long-term lease obligations	$13,512	$8,680

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including the duration of the COVID19 pandemic and the resiliency of  the economy thereafter, unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the  customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2020 audited consolidated financial statements and notes thereto included in our 2020 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report.

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

First Quarter 2021 Recap and 2021 Outlook

In the quarter ended March 31, 2021, we recorded revenues of $153.3 million, of which $72.1 million was attributable to our marine segment and the remaining $81.2 million to our concrete segment. In addition, we ended the quarter with a consolidated backlog of $364.8 million. Our revenues in the quarter decreased by 8.0% as compared with the comparable prior year period and we recorded net income of $0.9 million, as compared with net income of $2.7 million in the comparable prior year period.

Looking toward the balance of 2021, the Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities.

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

Marine Segment

Demand for our marine construction services continues, given our differentiated capabilities and service offering within the space. We continue to see bid opportunities to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. However, we have some concerns about the short-term outlook for and are closely monitoring the short and long-term cruise line capital expenditures as their current demand has been severely impacted by COVID-19. Further, while we currently see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy, we recognize that the timing of project awards may be impacted as a result of volatility of oil prices due to COIVD-19 related uncertainties. Over the long-term, we expect to see bid opportunities in this sector from petrochemical-related businesses, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities will also remain over the long-term, many of which are related to the widened Panama Canal. Additionally, bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the “RESTORE Act”) may arise into 2021. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers.

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

Backlog as of the periods ended below are as follows (in millions):

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Marine segment	$154.8	$202.6	$241.7	$312.2	$344.6
Concrete segment	210.0	236.9	187.1	216.2	247.3
Consolidated	$364.8	$439.5	$428.8	$528.4	$591.9

A previously reported backlog amount has been adjusted in the accompanying table to correct for a clerical error in the underlying calculation file, as to which steps have been taken to prevent a recurrence. Accordingly, reported backlog has been reduced by $17.6 million for the period ended March 31, 2020. The recent trend of declining backlog is due in significant part to headwinds created by the COVID-19 pandemic in certain end market sectors.  We, however, remain optimistic in our end-markets and in the opportunities that are emerging across our various market places as evidenced by the $1.9 billion of quoted bids outstanding at quarter end, of which $134 million we are the apparent low bidder on or have been awarded contracts subsequent to the end of the quarter ended March 31, 2021.

These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. Backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Three months ended March 31, 2021, compared with three months ended March 31, 2020

	Three months ended March 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$153,309	100.0%	$166,620	100.0%
Cost of contract revenues	137,854	89.9%	146,862	88.1%
Gross profit	15,455	10.1%	19,758	11.9%
Selling, general and administrative expenses	14,630	9.6%	15,869	9.6%
Amortization of intangible assets	380	0.2%	516	0.3%
Gain on disposal of assets, net	(1,610)	(1.0)%	(992)	(0.6)%
Operating income	2,055	1.3%	4,365	2.6%
Other (expense) income:
Other income	37	—%	97	0.1%
Interest income	26	—%	40	—%
Interest expense	(1,040)	(0.6)%	(1,402)	(0.8)%
Other expense, net	(977)	(0.6)%	(1,265)	(0.7)%
Income before income tax expense	1,078	0.7%	3,100	1.9%
Income tax expense	150	0.1%	377	0.3%
Net income	$928	0.6%	$2,723	1.6%

Contract Revenues. Contract revenues for the three months ended March 31, 2021 of $153.3 million decreased $13.3 million or 8.0% as compared to $166.6 million in the prior year period. The decrease was primarily driven by severe winter weather that shut down most of Texas for seven to ten days in the 2021 period and the timing and mix of projects in the marine segment in the prior period.

Gross Profit.  Gross profit was $15.5 million for the three months ended March 31, 2021, compared to $19.8 million in the prior year period, a decrease of $4.3 million or 21.8%. Gross profit in the first quarter was 10.1% of total contract revenues as compared to 11.9% in the prior year period. The decrease in gross profit dollars and percentage was primarily driven by decreased equipment and labor utilization as the result of the aforementioned winter weather delays.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $14.6 million for the three months ended March 31, 2021 compared to $15.9 million in the prior year period. As a percentage of total contract revenues, SG&A expenses remained flat. The decrease in SG&A dollars was driven in part by reduced business development, based on timing of project pursuits, and travel related costs in the current year period.

Gain on Disposal of Assets, net. During the three months ended March 31, 2021 and 2020, we realized $1.6 million and $1.0 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded tax expense of $0.2 million in the three months ended March 31, 2021, compared to tax expense of $0.4 million in the prior year period. Our effective tax rate for the three months ended March 31, 2021 was 13.9%, which differs from the federal statutory rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues:

Three months ended March 31, 2021 compared with three months ended March 31, 2020.

	Three months ended March 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$41,669	57.8%	$53,511	62.3%
Private sector	30,477	42.2%	32,438	37.7%
Marine segment total	$72,146	100.0%	$85,949	100.0%
Concrete segment
Public sector	$4,779	5.9%	$16,052	19.9%
Private sector	76,384	94.1%	64,619	80.1%
Concrete segment total	$81,163	100.0%	$80,671	100.0%
Total	$153,309		$166,620

Operating income (loss)
Marine segment	$(9)	(0.0)%	$2,855	3.3%
Concrete segment	2,064	2.5%	1,510	1.9%
Total	$2,055		$4,365

Marine Segment

Revenues for our marine segment for the three months ended March 31, 2021 were $72.1 million compared to $85.9 million for the three months ended March 31, 2020, a decrease of $13.8 million, or 16.1%. The decrease was primarily attributable to the Texas winter storm and the timing and mix of projects.

Operating loss for our marine segment for the three months ended March 31, 2021 was less than $0.1 million, compared to operating income of $2.9 million for the three months ended March 31, 2020, a decrease of $2.9 million. This decrease in operating income was primarily due to the decrease in revenue, decreased equipment utilization and an increase in insurance premiums.

Concrete Segment

Revenues for our concrete segment for the three months ended March 31, 2021 were $81.2 million compared to $80.7 million for the three months ended March 31, 2021, an increase of $0.5 million, or 0.6%. This increase in revenue was primarily driven by an increase in production volume.

Operating income for our concrete segment for the three months ended March 31, 2021 was $2.1 million, compared to $1.5 million for the three months ended March 31, 2020, an increase of $0.6 million, or 36.7%. This increase in operating income was primarily due to an increase in effective project labor management.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facilities.

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At March 31, 2021, our working capital was $60.7 million, as compared with $54.8 million at December 31, 2020. As of March 31, 2021, we had unrestricted cash on hand of $4.6 million. Our borrowing capacity at March 31, 2021 was approximately $68.3 million.

We expect to meet our future internal liquidity and working capital needs and maintain or replace our equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by our operating activities for at least the next 12 months. We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020
Net income	$928	$2,723
Adjustments to remove non-cash and non-operating items	6,895	8,582
Cash flow from net income after adjusting for non-cash and non-operating items	7,823	11,305
Change in operating assets and liabilities (working capital)	1,295	4,148
Cash flows provided by operating activities	$9,118	$15,453
Cash flows provided by (used in) investing activities	$772	$(325)
Cash flows used in financing activities	$(6,837)	$(2,692)

Capital expenditures (included in investing activities above)	$(1,618)	$(2,753)

Operating Activities. During the three months ended March 31, 2021, we generated approximately $9.1 million in cash from our operating activities. The net cash inflow is comprised of $7.8 million of cash inflows from net income, after adjusting for non-cash items and $1.3 million of cash inflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $10.5 million inflow pursuant to the relative timing and significance of project progression and billings during the period and a $0.3 million inflow from other working capital items, partially offset by a $8.3 million outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued  liabilities during the period and a $1.2 million decrease in operating lease liabilities during the period.

Investing Activities. Capital asset additions and betterments to our fleet were $1.6 million in the three months ended March 31, 2021, as compared with $2.8 million in the three months ended March 31, 2020.

The changes are primarily a result of the timing of purchase of capital assets.

Financing Activities.

During the three months ended March 31, 2021, we drew down $5.0 million from our revolving line of credit and repaid $10 million on our revolving line of credit, as well as made the regularly scheduled debt payments on the term loan of $1.2 million.

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

The Company expects to meet its future internal liquidity and working capital needs and maintain or replace its equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by its operating activities for at least the next 12 months. The Company believes that its cash position and available borrowings together with cash flow from its operations is adequate for general business requirements and to service its debt. The Company was in compliance with all financial covenants as of March 31, 2021.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There was a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap began with a notional amount of $27.0 million on July 31, 2020 and hedges the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap is scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value are recorded in other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. The change in fair market value of the swaps for the comparative periods ended March 31, 2021 and March 31, 2020, as reflected in accumulated other comprehensive loss in the Condensed Consolidated Statements of Stockholders’ Equity, is approximately $(0.2) million and $1.0 million. The fair market value of the swaps as of March 31, 2021 is reflected as a liability of $1.4 million on the Condensed Consolidated Balance Sheets. See Note 8 for more information regarding the fair value of the Company’s derivative instruments.

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

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At March 31, 2021, the capacity under our current bonding arrangement was at least $500 million, with approximately $170 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At March 31, 2021, we had $28.9 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 2.38%. Also, we have entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on the aggregate principal amount of the term loan component of the credit facility outstanding. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows. To achieve this, we closely monitor changes in interest rates, and we utilize cash from operations to reduce our debt position, if warranted.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For information about litigation involving us, see Note 16 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors", of our 2020 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities in the period ended March 31, 2021.

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

ORION GROUP HOLDINGS, INC.

April 30, 2021	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President and Chief Executive Officer

April 30, 2021	By:	/s/ Robert L. Tabb
Robert L. Tabb Executive Vice President and Chief Financial Officer