Form 10-Q
period 2021-06-30
Orion Group Holdings Inc
filed 2021-07-30
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

There were 30,911,558 shares of common stock outstanding as of July 29, 2021.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2021

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	June 30	December 31,
	2021	2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,410	$1,589
Accounts receivable:
Trade, net of allowance for credit losses of $323 and $411, respectively	89,671	96,369
Retainage	38,388	36,485
Income taxes receivable	1,101	419
Other current	66,967	59,492
Inventory	2,102	1,548
Contract assets	23,112	32,271
Prepaid expenses and other	6,973	7,229
Total current assets	230,724	235,402
Property and equipment, net of depreciation	104,917	125,497
Operating lease right-of-use assets, net of amortization	16,204	18,874
Financing lease right-of-use assets, net of amortization	12,289	12,858
Inventory, non-current	4,839	6,455
Intangible assets, net of amortization	9,316	10,077
Deferred income tax asset	41	70
Other non-current	4,875	4,956
Total assets	$383,205	$414,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$6,139	$4,344
Accounts payable:
Trade	44,189	48,252
Retainage	984	716
Accrued liabilities	83,638	84,637
Income taxes payable	101	639
Contract liabilities	28,363	33,135
Current portion of operating lease liabilities	4,395	4,989
Current portion of financing lease liabilities	2,085	3,901
Total current liabilities	169,894	180,613
Long-term debt, net of debt issuance costs	294	29,523
Operating lease liabilities	12,687	14,537
Financing lease liabilities	9,890	8,376
Other long-term liabilities	23,316	19,837
Deferred income tax liability	97	207
Interest rate swap liability	—	1,602
Total liabilities	216,178	254,695
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 31,617,998 and 31,171,804 issued; 30,906,767 and 30,460,573 outstanding at June 30, 2021 and December 31, 2020, respectively	316	312
Treasury stock, 711,231 shares, at cost, as of June 30, 2021 and December 31, 2020, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	—	(1,602)
Additional paid-in capital	185,793	184,324
Retained loss	(12,542)	(17,000)
Total stockholders’ equity	167,027	159,494
Total liabilities and stockholders’ equity	$383,205	$414,189

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Contract revenues	$145,875	$183,713	$299,184	$350,333
Costs of contract revenues	133,574	162,969	271,428	309,831
Gross profit	12,301	20,744	27,756	40,502
Selling, general and administrative expenses	13,715	16,512	28,345	32,381
Amortization of intangible assets	381	517	761	1,033
Gain on disposal of assets, net	(7,361)	(369)	(8,971)	(1,361)
Operating income	5,566	4,084	7,621	8,449
Other (expense) income:
Other income	72	39	109	136
Interest income	25	54	51	94
Interest expense	(2,943)	(1,169)	(3,983)	(2,571)
Other expense, net	(2,846)	(1,076)	(3,823)	(2,341)
Income before income taxes	2,720	3,008	3,798	6,108
Income tax (benefit) expense	(810)	980	(660)	1,357
Net income	$3,530	$2,028	$4,458	$4,751

Basic earnings per share	$0.12	$0.07	$0.15	$0.16
Diluted earnings per share	$0.11	$0.07	$0.15	$0.16
Shares used to compute income per share:
Basic	30,671,952	30,031,188	30,569,284	29,842,298
Diluted	30,702,151	30,031,188	30,601,669	29,842,298

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$3,530	$2,028	$4,458	$4,751
Change in fair value of cash flow hedge, net of tax expense of $315 and $368 for the three and six months ended June 30, 2021, respectively and net of tax expense of $9 and tax benefit of $217 for the three and six months ended June 30, 2020, respectively.	1,057	31	1,234	(727)
Total comprehensive income	$4,587	$2,059	$5,692	$4,024

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2020	31,171,804	$312	(711,231)	$(6,540)	$(1,602)	$184,324	$(17,000)	$159,494
Stock-based compensation	—	—	—	—	—	383	—	383
Exercise of stock options	23,755	—	—	—	—	86	—	86
Payments related to tax withholding for stock-based compensation	(6,673)	—	—	—	—	(36)	—	(36)
Cash flow hedge	—	—	—	—	230	—	—	230
Net income	—	—	—	—	—	—	928	928
Balance, March 31, 2021	31,188,886	$312	(711,231)	$(6,540)	$(1,372)	$184,757	$(16,072)	$161,085
Stock-based compensation	—	—	—	—	—	1,245	—	1,245
Issuance of restricted stock	489,850	5	—	—	—	(5)	—	—
Forfeiture of restricted stock	(27,983)	—	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(32,755)	(1)	—	—	—	(204)	—	(205)
Cash flow hedge	—	—	—	—	1,372	—	—	1,372
Net income	—	—	—	—	—	—	3,530	3,530
Balance, June 30, 2021	31,617,998	$316	(711,231)	$(6,540)	$—	$185,793	$(12,542)	$167,027

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2019	30,303,395	$303	(711,231)	$(6,540)	$(1,045)	$182,523	$(37,220)	$138,021
Stock-based compensation	—	—	—	—	—	462	—	462
Issuance of restricted stock	185,356	2	—	—	—	(2)	—	—
Forfeiture of restricted stock	(3,351)	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(984)	—	—	(984)
Net income	—	—	—	—	—	—	2,723	2,723
Balance, March 31, 2020	30,485,400	$305	(711,231)	$(6,540)	$(2,029)	$182,983	$(34,497)	$140,222
Stock-based compensation	—	—	—	—	—	1,167	—	1,167
Issuance of restricted stock	638,938	6	—	—	—	(6)	—	—
Forfeiture of restricted stock	(54,510)	—	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(9,727)	—	—	—	—	(24)	—	(24)
Cash flow hedge	—	—	—	—	40	—	—	40
Net income	—	—	—	—	—	—	2,028	2,028
Balance, June 30, 2020	31,060,101	$311	(711,231)	$(6,540)	$(1,989)	$184,120	$(32,469)	$143,433

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,458	$4,751
Adjustments to reconcile net income to net cash used in operating activities:
Operating activities:
Depreciation and amortization	11,313	12,311
Amortization of ROU operating leases	2,794	3,066
Amortization of ROU finance leases	1,602	1,585
Write-off of debt issuance costs upon debt extinguishment	790	—
Amortization of deferred debt issuance costs	429	286
Deferred income taxes	(81)	(99)
Stock-based compensation	1,628	1,629
Gain on disposal of assets, net	(8,971)	(1,361)
Allowance for credit losses	—	411
Change in operating assets and liabilities:
Accounts receivable	5,147	23,645
Income tax receivable	(682)	(97)
Inventory	277	(172)
Prepaid expenses and other	337	900
Contract assets	9,159	5,050
Accounts payable	(3,754)	(23,680)
Accrued liabilities	(5,290)	2,818
Operating lease liabilities	(2,571)	(2,721)
Income tax payable	(538)	(296)
Contract liabilities	(4,772)	5,048
Net cash provided by operating activities	11,275	33,074
Cash flows from investing activities:
Proceeds from sale of property and equipment	24,737	1,749
Purchase of property and equipment	(4,715)	(5,036)
Contributions to CSV life insurance	—	(99)
Insurance claim proceeds related to property and equipment	440	1,342
Net cash provided by (used in) investing activities	20,462	(2,044)
Cash flows from financing activities:
Borrowings from Credit Facility	20,000	5,000
Payments made on borrowings from Credit Facility	(49,086)	(24,500)
Loan costs from Credit Facility	—	(391)
Payments of finance lease liabilities	(1,675)	(1,858)
Payments related to tax withholding for stock-based compensation	(241)	(24)
Exercise of stock options	86	—
Net cash used in financing activities	(30,916)	(21,773)
Net change in cash, cash equivalents and restricted cash	821	9,257
Cash, cash equivalents and restricted cash at beginning of period	1,589	1,086
Cash, cash equivalents and restricted cash at end of period	$2,410	$10,343

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,064	$2,130
Taxes, net of refunds	$640	$1,663

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

●	Revenue recognition from construction contracts;
●	The recording of accounts receivable and allowance for credit losses;
●	The carrying value of property, plant and equipment;
●	Leases;
●	Finite and infinite-lived intangible assets, testing for indicators of impairment;
●	Stock-based compensation;
●	Income taxes; and
●	Self-insurance

Revenue Recognition

The Company’s revenue is derived from contracts to provide marine construction, dredging, turnkey concrete services, and other specialty services. The Company’s projects are typically brief in duration and usually span a period of less than one year. The Company determines the appropriate accounting treatment for each contract before work begins and, subject to qualifications discussed in the next paragraph, generally records contract over time.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at June 30, 2021 and December 31, 2020 consisted primarily of overnight bank deposits.

The Company had no restricted cash as of June 30, 2021 and December 31, 2020.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company has significant investments in billed and unbilled receivables as of June 30, 2021 and December 31, 2020. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts, which are included in contract assets, arise as revenues are recognized over time. Unbilled amounts on contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than the carrying value. As of June 30, 2021, and December 31, 2020, the Company has recorded an allowance for credit losses of $0.3 million and $0.4 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at June 30, 2021 totaled $38.4 million, of which $3.0 million is expected to be collected beyond June 30, 2022. Retainage at December 31, 2020 totaled $36.5 million.

From time to time, the Company negotiates change orders and claims with its customers. Unsuccessful negotiations of claims could result in a change to contract revenue that is less than amounts previously recorded, which could result in the recording of a loss in the amount of the shortfall. Successful claims negotiations could result in the recovery of previously recorded losses. Significant losses on receivables could adversely affect the Company’s financial position, results of operations and overall liquidity.

Advertising Costs

The Company primarily obtains contracts through the open bid process, and therefore advertising costs are not a significant component of expense. Advertising costs are expensed as incurred.

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of June 30, 2021 or December 31, 2020.

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

The Company generally uses accelerated depreciation methods for tax purposes where beneficial.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of June 30, 2021 or December 31, 2020.

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

Finance and operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease term includes options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

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

The total accrual for insurance claims liabilities was $68.8 million and $60.4 million at June 30, 2021 and December 31, 2020, respectively, reflected as a component of accrued liabilities in the condensed consolidated balance sheet. The total accrual for insurance claims receivable was $64.7 million and $57.0 million at June 30, 2021 and December 31, 2020, respectively, reflected as a component of other current accounts receivable in the condensed consolidated balance sheet.

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

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Marine Segment
Construction	$38,859	$65,814	$82,795	$118,954
Dredging	20,672	24,230	45,354	55,129
Specialty Services	4,411	1,675	7,939	3,585
Marine segment contract revenues	$63,942	$91,719	$136,088	$177,668

Concrete Segment
Structural	$17,545	$24,541	$34,206	$45,777
Light Commercial	64,388	67,442	128,883	126,875
Other	—	11	7	13
Concrete segment contract revenues	$81,933	$91,994	$163,096	$172,665

Total contract revenues	$145,875	$183,713	$299,184	$350,333

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

The table below presents the concentrations of accounts receivable from customers (trade and retainage) at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021		December 31, 2020
Federal Government	$6,392	5%	$4,826	4%
State Governments	215	-%	—	-%
Local Governments	15,170	12%	17,823	13%
Private Companies	106,605	83%	110,616	83%
Gross receivables	128,382	100%	133,265	100%
Allowance for credit losses	(323)		(411)
Net receivables	$128,059		$132,854

At June 30, 2021 one customer in the Private Companies category accounted for 10.2% of total current receivables. At December 31, 2020, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and six months ended June 30, 2021 and 2020, respectively:

	Three months ended June 30,				Six months ended June 30,
	2021	%	2020	%	2021	%	2020	%
Federal Government	$12,345	8%	$10,902	6%	$25,109	8%	$16,221	4%
State Governments	246	-%	9,092	5%	414	-%	21,324	6%
Local Government	38,576	26%	51,848	28%	72,092	24%	103,860	30%
Private Companies	94,708	65%	111,871	61%	201,569	67%	208,928	60%
Total contract revenues	$145,875	99%	$183,713	100%	$299,184	99%	$350,333	100%

In the three months ended June 30, 2021, no single customer exceeded 10.0% of total contract revenues. In the three months ended June 30, 2020, one customer in the Local Governments category accounted for 10.1% of total contract revenues. In the six months ended June 30, 2021 and 2020, no single customer accounted for more than 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 0.2% and 2.1% of total revenues for the three months ended June 30, 2021 and 2020, respectively, and 0.9% and 2.3% for the six months ended June 30, 2021 and 2020, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Costs incurred on uncompleted contracts	$1,249,670	$1,151,987
Estimated earnings	217,698	202,369
	1,467,368	1,354,356
Less: Billings to date	(1,472,619)	(1,355,220)
	$(5,251)	$(864)
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Contract assets	$23,112	$32,271
Contract liabilities	(28,363)	(33,135)
	$(5,251)	$(864)

Included in contract assets is approximately $3.8 million and $3.1 million at June 30, 2021 and December 31, 2020, respectively, related to claims and unapproved change orders. See Note 2 - Summary of Significant Accounting Policies to the Company’s condensed consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of June 30, 2021, the aggregate amount of the remaining performance obligations was approximately $394.4 million. Of this amount, the current expectation of the Company is that it will recognize $374.8 million, or 95%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Automobiles and trucks	$2,677	$2,379
Building and improvements	34,780	44,324
Construction equipment	136,476	142,661
Vessels and other equipment	81,552	79,499
Office equipment	6,006	5,577
	261,491	274,440
Less: Accumulated depreciation	(186,673)	(186,615)
Net book value of depreciable assets	74,818	87,825
Construction in progress	2,214	1,809
Land	27,885	35,863
	$104,917	$125,497

During the quarter ended June 30, 2021 the Company sold its land, building and improvements located in Tampa, Florida.  The book value of the assets and related accumulated depreciation have been removed from the balance sheet and the Company recognized a net gain on the sale of $6.8 million.

For the three months ended June 30, 2021 and 2020, depreciation expense was $5.2 million and $5.6 million, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense was $10.6. million and $11.3 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Other Current Accounts Receivable

Other current accounts receivable at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Insurance claims receivable	$64,726	$57,021
Accident loss receivables	1,425	1,448
Other current receivables	816	1,023
Total other current accounts receivable	$66,967	$59,492

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Cash surrender value of life insurance policy	$3,435	—	3,435	—
Liabilities:
Derivatives	$—	—	—	—
December 31, 2020
Assets:
Cash surrender value of life insurance policy	$3,169	—	3,169	—
Liabilities:
Derivatives	$1,602	—	1,602	—

The Company’s derivatives, which previously consisted of interest rate swaps, were valued using a discounted cash flow analysis that incorporated observable market parameters, such as interest rate yield curves and credit risk adjustments that were necessary to reflect the probability of default by us or the counterparty. These derivatives were classified as a Level 2 measurement within the fair value hierarchy. See Note 11 for additional information on the Company’s derivative instrument.

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of June 30, 2021. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at June 30, 2021 and December 31, 2020 approximated its carrying value of $6.4 million and $35.1 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Goodwill and Intangible Assets

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	June 30,	December 31,
	2021	2020
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(32,055)	$(29,985)
Current year amortization	(761)	(2,070)
Total accumulated amortization	(32,816)	(32,055)

Net finite-lived intangible assets, end of period	$2,424	3,185
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$9,316	$10,077

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the six months ended June 30, 2021, $0.8 million of amortization expense was recognized for these assets.

Future expense remaining of approximately $2.4 million will be amortized as follows:

2021	759
2022	1,239
2023	389
2024	37
$2,424

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

10.Accrued Liabilities

Accrued liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Accrued salaries, wages and benefits	$7,907	$15,071
Accrual for insurance claims liabilities	68,822	60,365
Sales taxes	4,254	5,909
Property taxes	466	908
Sale-leaseback arrangement	709	676
Accounting and audit fees	50	344
Interest	22	22
Equipment purchase	—	461
Other accrued expenses	1,408	881
Total accrued liabilities	$83,638	$84,637

11.Long-term Debt and Line of Credit

The Company entered into an amended syndicated credit agreement (the “Credit Agreement” also known as the “Fourth Amendment”) on July 31, 2018 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents:  Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Banking and Trust Company. The Credit Agreement was subsequently amended in March 2019 (the “Fifth Amendment”), May 2019 (the “Sixth Amendment”) June 2020 (the “Seventh Amendment”) and October 2020 (the “Eighth Amendment”).  The company incurred debt issuance costs related to the initial Credit Agreement and several of the subsequent amendments.  The Credit Facility matures on July 31, 2023.

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

Total debt issuance costs for the Fourth Amendment which included underwriter fees, legal fees and syndication fees were approximately $0.9 million and were capitalized as non-current deferred charges and scheduled for amortization using the effective interest rate method over the duration of the loan. The Company incurred additional debt issuance costs of approximately $0.6 million and $0.9 million respectively for the Fifth and Sixth Amendments. With the execution of the aforementioned Sixth Amendment, $50.0 million of the existing revolving line of credit was modified and accounted for under guidelines of ASC 470-50, Debt, Modifications and Extinguishments, and a pro-rated portion of unamortized debt issuance costs of approximately $0.4 million was recognized as interest expense as of May 2019. The then remaining debt issuance costs of approximately $0.9 million related to the Fourth, Fifth, and Sixth Amendments were scheduled to be amortized over the duration of the term loan, which coincides with the term of the Credit Facility.

On June 8, 2020, the Company entered into a new syndicated credit agreement (the “364-Day Revolving Credit Facility”) with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents:  Bank of America, N.A. and BOKF, NA dba Bank of Texas. Concurrent with this the Company executed an amendment to the Credit Agreement with its existing lenders (“also known as the “Seventh Amendment”) for the sole intent and outcome of executing the 364-Day Revolving Credit Facility.

The 364-Day Revolving Credit Facility provided for borrowings of up to $20 million under a new revolving line of credit.  No funds were ever drawn on the 364-Day Revolving Credit Facility.  The 364-Day Revolving Credit Facility matured on June 7, 2021.

Effective, October 9, 2020, the Company entered into the Eighth Amendment to the Credit Agreement") , with Regions Bank, as Administrative Agent and Collateral Agent and Bank of America, N.A., BOKF, NA dba Bank of Texas, Iberiabank, NBH Bank, Truist Bank, and Trustmark National Bank, as Lenders. The Eighth Amendment provides for administrative revisions to the Credit Agreement, including changes to repayment requirements for involuntary asset dispositions and changes to the timing of repayment for voluntary asset dispositions.  There were no debt issuance costs incurred with respect to the Eighth Amendment.

The quarterly weighted average interest rate for the Credit Facility as of June 30, 2021 was 2.33%.

The Company’s obligations under debt arrangements consisted of the following:

	June 30, 2021			December 31, 2020
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Revolving line of credit	$6,000	$—	$6,000	$—	$—	$—
Term loan - current	—	—	—	4,500	(156)	4,344
Other debt	139	—	139	—	—	—
Total current debt	6,139	—	6,139	4,500	(156)	4,344
Revolving line of credit	—	—	—	5,000	(174)	4,826
Term loan - long-term	—	—	—	25,586	(889)	24,697
Other debt	294	—	294	—	—	—
Total long-term debt	294	—	294	30,586	(1,063)	29,523
Total debt	$6,433	$—	$6,433	$35,086	$(1,219)	$33,867

(1)	Total debt issuance costs include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth, Fifth, Sixth, Seventh and Eighth Amendments to the Credit Agreement.

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

As of June 30, 2021, the Company had $6.0 million of borrowings under the revolving line of credit. There were $1.7 million in outstanding letters of credit as of June 30, 2021, which reduced the maximum borrowing availability on the revolving line of credit to $42.3 million. During the six months ended June 30, 2021, the Company drew down $20.0 million for general corporate purposes and made payments of $19.0 million on the revolving line of credit which resulted in a net increase of $1.0 million.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment was paid off in quarterly installment payments (as stated in the Credit Agreement). During the quarter ended June 30, 2021, the term loan component of the Credit Facility was fully extinguished, in part using proceeds of the sale of property in Tampa, Florida (see Note 6 – Property and Equipment).  The extinguishment of the term loan reduced the Company’s exposure to variability in interest rates and eliminated future loan amortization payment commitments.  Concurrent with extinguishing the term loan, the Company canceled the remaining open position on its interest rate swap, resulting in a $1.3 million loss on the mark to market value of the swap at the date of termination.  The $1.3 million was paid to the counterparty, cleared from the balance sheet as an interest rate swap liability, removed from Other Comprehensive Income and charged to interest expense during the quarter ended June 30, 2021.  Further, the remaining $0.8 million of unamortized deferred debt issuance costs were charged to interest expense related to the early extinguishment of the term loan.   There were no penalties incurred related to early payment of the term loan.

Other debt

The Company entered into a debt agreement with De Lage Landen Financial Services, Inc. for the purpose of financing a piece of equipment purchased.  As of June 30, 2021, the carrying value of this debt is $0.4 million. The agreement is secured by the financed equipment asset and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

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

The Company was in compliance with all financial covenants as of June 30, 2021.

Derivative Financial Instruments

On September 16, 2015, the Company entered into a series of receive-variable, pay-fixed interest rate swaps to hedge the variability in the interest payments on 50% of the aggregate principal amount of the Regions Term Loan outstanding, beginning with a notional amount of $67.5 million. There was a total of five sequential interest rate swaps to achieve the hedged position and each year on August 31, with the exception of the final swap, the existing interest rate swap was scheduled to expire and be immediately replaced with a new interest rate swap until the expiration of the final swap on July 31, 2020. On December 6, 2018, the Company entered into a sixth receive-variable, pay-fixed interest rate swap to hedge the variability of interest payments. The sixth swap began with a notional amount of $27.0 million on July 31, 2020 and hedged the variability in the interest payments on the aggregate scheduled principal amount of the Regions Term Loan outstanding. The sixth swap was scheduled to expire on July 31, 2023. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting, and as such, the effective portion of unrealized changes in market value were recorded in other comprehensive income (loss) and reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.   Gains and losses from hedge ineffectiveness were recognized in current earnings.

Upon fully extinguishing the Term Loan during the quarter ended June 30, 2021, the Company canceled the remaining term of the sixth swap and no longer owns derivative financial instruments.

12.Other Long-Term Liabilities

Other long-term liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Sale-leaseback arrangement	$16,350	$16,712
CARES Act deferred payroll taxes	3,821	—
Deferred compensation	2,903	2,818
Accrual for insurance claims liabilities	242	307
Total other long-term liabilities	$23,316	$19,837

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

Income tax (benefit) expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Income tax (benefit) expense	$(810)	$980	$(660)	$1,357
Effective tax rate	(29.8)%	32.6%	(17.4)%	22.2%

The effective rate for the three and six months ended June 30, 2021 differed from the Company’s statutory federal rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended March 31, 2021 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at June 30, 2021 remains appropriate.

The Company does not expect that unrecognized tax benefits as of June 30, 2021 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended June 30, 2021 and 2020, the Company had 893,604 and 1,117,301 securities, respectively, that were potentially dilutive in earnings per share calculations. For the six months ended June 30, 2021 and 2020, the Company had 904,486 and 1,287,763 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and six months ended June 30, 2021 and 2020. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic:
Weighted average shares outstanding	30,671,952	30,031,188	30,569,284	29,842,298
Diluted:
Total basic weighted average shares outstanding	30,671,952	30,031,188	30,569,284	29,842,298
Effect of potentially dilutive securities:
Common stock options	30,199	—	32,385	—
Total weighted average shares outstanding assuming dilution	30,702,151	30,031,188	30,601,669	29,842,298

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

In the three months ended June 30, 2021 and 2020, compensation expense related to stock-based awards outstanding was $1.2 million for both periods. In the six months ended June 30, 2021 and 2020, compensation related to stock based awards outstanding was $1.6 million for both periods. In the three and six months ended June 30, 2021 and 2020, payments related to tax withholding for stock-based compensation for certain officers of the Company was $0.2 million and less than $0.1 million, respectively.

In May 2021, independent directors as well as certain officers and executives of the Company were awarded 489,850 shares of restricted common stock. The total number included 89,850 shares, which were awarded to the six independent directors and vested immediately on the date of the grant, as well as 240,000 shares of performance-based stock awards to certain executives. The performance-based stock will potentially vest 100% if the target is met, with 100% of the shares to be earned based on the achievement of an objective, tiered return on invested capital, measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all shares awarded on the date of the grant was $6.01 per share.

In the three months ended June 30, 2021, there were no options exercised. In the six months ended June 30, 2021, there were 23,755 options exercised generating proceeds to the Company of approximately $0.1 million. In the three and six months ended June 30, 2020, there were no options exercised.

At June 30, 2021, total unrecognized compensation expense related to unvested stock and options was approximately $3.9 million, which is expected to be recognized over a period of approximately 2.6 years.

16.Commitments and Contingencies

On August 21, 2020, a Company dredge, the Waymon L. Boyd, was consumed by a fire while working on a project in the Port of Corpus Christi. Five crewmembers were killed, several more were injured, some seriously, and the vessel was declared a total loss. This incident also resulted in the discharge of approximately 18,000 gallons of oil, diesel fuel and contaminated water into the Corpus Christi Ship Channel, all of which was promptly cleaned up. The Company is fully cooperating with the U.S. Coast Guard, the Port of Corpus Christi Authority, and the National Transportation Safety Board, among others, while they investigate the cause of this incident. The National Transportation Safety Board has named the Company as a party of interest in their investigation. Thus far, eight separate lawsuits have been filed against the Company by certain crewmembers or their heirs under the general maritime law and the Jones Act. In response thereto, the Company has filed an action in the U.S. District Court for the Southern District of Texas seeking consolidation of the lawsuits for procedural purposes since they all arise out of the same occurrence and seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The Limitation Court set a deadline of February 17, 2021 by which all claims were required to be filed and as of the Court’s deadline,  thirteen persons, estates and/or entities filed claims in the Limitation for personal injuries, death, property damages and business interruption, loss of profit, loss of use of natural resources and other economic damages for unspecified economic and compensatory damages. Some of these claimants may lack standing to bring their claims and will be challenged. Further, the Company filed a Default Motion with the Court which was granted on April 8, 2021 that bars the filing of any further claims. Applicable accounting guidance under ASC 450 would require the Company to recognize a loss if the loss is determined to be probable and reasonably estimable. As at June 30, 2021, the Company has recognized $91.7 million in total liabilities with respect to this incident to date, which includes approximately $27.5 million paid to date (including to nine of 18 crewmembers and wreck removal costs) and accruals totaling approximately $64.2 million. However, this is a multi-party, complex tort proceeding, and it is too early in the proceedings for the Company to establish loss accruals in regard to the balance of the claims. In any event, insurance coverage is available, and the carriers of such insurance have taken over the costs of the defense of the claims. In addition, the Company continues to believe that it has adequate insurance coverage for all pollution, marine, economic and other potential liabilities arising from the incident. The Company is also confident that it otherwise has adequate vessels, equipment and personnel to fulfill all ongoing, booked and reasonably foreseeable work.

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

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Condensed Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets

(non-current portion of the notes receivable) in the Condensed Consolidated Balance Sheets. As of June 30, 2021, the current portion of the notes receivable was $0.8 million and the non-current portion was $1.4 million, net of $0.2 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Marine
Contract revenues	$63,942	$91,719	$136,088	$177,668
Operating income	$8,606	$3,810	$11,454	$9,559
Depreciation and amortization expense	$(4,322)	$(4,744)	$(8,680)	$(9,520)

Total assets	$253,658	$233,326	$253,658	$233,326
Property and equipment, net	$90,961	$111,416	$90,961	$111,416

Concrete
Contract revenues	$81,933	$91,994	$163,096	$172,665
Operating income	$(3,040)	$274	$(3,833)	$(1,110)
Depreciation and amortization expense	$(2,107)	$(2,260)	$(4,235)	$(4,376)

Total assets	$129,547	$138,095	$129,547	$138,095
Property and equipment, net	$13,956	$15,555	$13,956	$15,555

In connection with the preparation of the financial statements for the quarter ended June 30, 2021, the Company has identified and corrected certain immaterial errors in segment reporting for all periods presented. Specifically, certain corporate overhead costs previously recorded to the marine segment as part of operating income (loss) and allocated from the marine segment to the concrete segment below operating income in the other income (expense) line have been allocated from the marine segment to the concrete segment as part of the determination of operating income for each segment. These corrections resulted in an offsetting change in operating income (loss) for each segment of $3.2 million for the three months ended June 30, 2020 and $2.9 million and $6.1 million for the six months ended June 30, 2021 and 2020, respectively.

There were less than $0.1 million and $0.4 million in intersegment revenues between the Company’s two reportable segments for the three months ended June 30, 2021 and 2020, respectively. There were less than $0.1 million and $2.7 million in intersegment revenues between the Company’s two reportable segments for the six months ended June 30, 2021 and 2020, respectively. The marine segment had foreign revenues of $0.4 million and $3.9 million for the three months ended June 30, 2021 and 2020, respectively. The marine segment had foreign revenues of $2.8 million and $7.9 million for the six months ended June 30, 2021 and 2020, respectively. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

18.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	June 30,	December 31,
Leases	2021	2020
Assets
Operating lease right-of-use assets, net (1)	$16,204	$18,874
Financing lease right-of-use assets, net (2)	12,289	12,858
Total assets	$28,493	$31,732
Liabilities
Current
Operating	$4,395	$4,989
Financing	2,085	3,901
Total current	6,480	8,890
Noncurrent
Operating	12,687	14,537
Financing	9,890	8,376
Total noncurrent	22,577	22,913
Total liabilities	$29,057	$31,803
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $9.4 million and $9.0 million as of June 30, 2021 and December 31, 2020, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $3.7 million and $6.4 million as of June 30, 2021 and December 31, 2020, respectively.

Other information related to lease term and discount rate is as follows:

	June 30,	December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	5.16	5.25
Financing leases	5.27	4.96
Weighted Average Discount Rate
Operating leases (1)	4.76%	4.73%
Financing leases	4.33%	4.46%
(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs:
Operating lease cost	$1,518	$1,613	$3,172	$3,227
Short-term lease cost (1)	317	920	1,007	2,081
Financing lease costs:
Interest on lease liabilities	118	169	244	275
Amortization of right-of-use assets	821	885	1,602	1,585
Total lease cost	$2,774	$3,587	$6,025	$7,168
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,949	$3,179
Operating cash flows for finance leases	$244	$275
Financing cash flows for finance leases	$1,675	$1,858
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$358	$2,688
ROU assets obtained in exchange for new financing lease liabilities	$3,147	$9,425

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2021 (excluding the six months ended June 30, 2021)	$2,761	$1,992
2022	4,330	2,437
2023	3,276	2,577
2024	2,549	2,017
2025	2,354	1,386
Thereafter	4,090	3,161
Total future minimum lease payments	19,360	13,570
Less - amount representing interest	2,278	1,595
Present value of future minimum lease payments	17,082	11,975
Less - current lease obligations	4,395	2,085
Long-term lease obligations	$12,687	$9,890

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Second Quarter 2021 Recap and 2021 Outlook

In the quarter ended June 30, 2021, we recorded revenues of $145.9 million, of which $63.9 million was attributable to our marine segment and the remaining $81.9 million to our concrete segment. In addition, we ended the quarter with a consolidated backlog of $394.4 million. Our revenues in the quarter decreased by 20.6% as compared with the comparable prior year period and we recorded net income of $3.5 million, as compared with net income of $2.0 million in the comparable prior year period.

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

●COVID-19 driven shift of people moving from the inner cities to suburban areas;

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

Backlog as of the periods ended below are as follows (in millions):

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Marine segment	$170.2	$154.8	$202.6	$241.7	$312.2
Concrete segment	224.2	210.0	236.9	187.1	216.2
Consolidated	$394.4	$364.8	$439.5	$428.8	$528.4

Although backlog increased during the current quarter, the primary driver related to weather impacts that negatively impacted the amount we were able to progress on our jobs in backlog.  The general trend of declining backlog over the past year is due in significant part to headwinds created by the COVID-19 pandemic in certain end market sectors, which has slowed the timing of project awards.  We, however, remain optimistic in our end-markets and in the opportunities that are emerging across our various market places as evidenced by the $2.0 billion of quoted bids outstanding at quarter end, of which $30 million we are the apparent low bidder on or have been awarded contracts subsequent to the end of the quarter ended June 30, 2021.

These estimates are subject to fluctuations based upon the scope of services to be provided, as well as factors affecting the time required to complete the project. Backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.  Delays in decisions on pending awards also have a negative impact on the timing and amount by which we are able to increase backlog.

Three months ended June 30, 2021, compared with three months June 30, 2020

	Three months ended June 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$145,875	100.0%	$183,713	100.0%
Cost of contract revenues	133,574	91.6%	162,969	88.7%
Gross profit	12,301	8.4%	20,744	11.3%
Selling, general and administrative expenses	13,715	9.3%	16,512	9.0%
Amortization of intangible assets	381	0.3%	517	0.3%
Gain on disposal of assets, net	(7,361)	(5.0)%	(369)	(0.2)%
Operating income	5,566	3.8%	4,084	2.2%
Other (expense) income:
Other income	72	—%	39	—%
Interest income	25	—%	54	—%
Interest expense	(2,943)	(1.9)%	(1,169)	(0.6)%
Other expense, net	(2,846)	(1.9)%	(1,076)	(0.6)%
Income before income tax expense	2,720	1.9%	3,008	1.6%
Income tax (benefit) expense	(810)	(0.5)%	980	0.5%
Net income	$3,530	2.4%	$2,028	1.1%

Contract Revenues. Contract revenues for the three months ended June 30, 2021 of $145.9 million decreased $37.8 million or 20.6% as compared to $183.7 million in the prior year period. The decrease was primarily driven by a reduction in project activity compared to  the prior year in the marine segment and decreased production volumes in the concrete segment due to weather related impacts.

Gross Profit.  Gross profit was $12.3 million for the three months ended June 30, 2021, compared to $20.7 million in the prior year period, a decrease of $8.4 million or 40.7%. Gross profit in the second quarter was 8.4% of total contract revenues as compared to 11.3% in the prior year period. The decrease in gross profit dollars and percentage was driven by the decreased activity and volumes which negatively impacted revenue and contributed to an under recovery of indirect costs primarily related to decreased labor and equipment utilization.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $13.7 million for the three months ended June 30, 2021 compared to $16.5 million in the prior year period. As a percentage of total contract revenues, SG&A expenses increased from 9.0% to 9.4%. The decrease in SG&A dollars was driven primarily by a decrease in bonus expense as compared to the prior year period.

Gain on Disposal of Assets, net. During the three months ended June 30, 2021 and 2020, we realized $8.1 million and $0.4 million, respectively, of net gains on disposal of assets. Included in this amount is a net gain of $6.8 million related to the sale of property in Tampa, Florida.  See Note 6 – Property and Equipment in this form 10-Q for a further description of the sale of property.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses. During the quarter ended June 30, 2021 we fully extinguished the term loan portion of our credit facility, in part using proceeds of the sale of property in Tampa, Florida.  The extinguishment of the term loan reduced the Company’s exposure to variability in interest rates and eliminated future loan amortization payment commitments.   Interest expense for the current quarter included $2.1 million related to the extinguishment of our term loan and related interest rate swaps.

Income Tax (Benefit) Expense. We recorded tax benefit of $0.8 million in the three months ended June 30, 2021, compared to tax expense of $1.0 million in the prior year period. Our effective tax rate for the three months ended June 30, 2021 was (29.8)%, which differs from the federal statutory rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Six months ended June 30, 2021, compared with six months June 30, 2020

	Six months ended June 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$299,184	100.0%	$350,333	100.0%
Cost of contract revenues	271,428	90.7%	309,831	88.4%
Gross profit	27,756	9.3%	40,502	11.6%
Selling, general and administrative expenses	28,345	9.5%	32,381	9.3%
Amortization of intangible assets	761	0.3%	1,033	0.3%
Gain on disposal of assets, net	(8,971)	(3.0)%	(1,361)	(0.4)%
Operating income (loss) from operations	7,621	2.5%	8,449	2.4%
Other (expense) income:
Other income	109	—%	136	—%
Interest income	51	—%	94	—%
Interest expense	(3,983)	(1.2)%	(2,571)	(0.7)%
Other expense, net	(3,823)	(1.2)%	(2,341)	(0.7)%
Income before income taxes	3,798	1.3%	6,108	1.7%
Income tax (benefit) expense	(660)	(0.2)%	1,357	0.3%
Net income	$4,458	1.5%	$4,751	1.4%

Contract Revenues. Contract revenues for the six months ended June 30, 2021 of $299.2 million decreased $51.1 million or 14.6% as compared to $350.3 million in the prior year period. The decrease was primarily driven by severe winter weather that shut down most of Texas for seven to ten days in February 2021, a reduction in project activity compared to the prior year in the marine segment and decreased production volumes in the concrete segment due to weather related impacts in the second quarter of 2021.

Gross Profit.  Gross profit was $27.8 million for the six months ended June 30, 2021, compared to $40.5 million in the prior year period, a decrease of $12.7 million or 31.5%. Gross profit in the period was 9.3% of total contract revenues as compared to 11.6% in the prior year period. The decrease in gross profit dollars and percentage was driven by the decreased activity and volumes which negatively impacted revenue and contributed to an under recovery of indirect costs primarily related to decreased labor and equipment utilization as the result of the aforementioned winter and spring weather delays.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $28.3 million for the six months ended June 30, 2021 compared to $32.4 million in the prior year period. As a percentage of total contract revenues, SG&A expenses increased from 9.3% to 9.5%. The decrease in SG&A dollars was driven by a decrease in the current year period related to bonus expense, business development pursuant to timing of project pursuits and awards, and travel related costs.

Gain on Disposal of Assets, net. During the six months ended June 30, 2021 and 2020, we realized $9.0 million and $1.4 million, respectively, of net gains on disposal of assets. Included in this amount is a net gain of $6.8 million related to the sale of property in Tampa, Florida.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses. Interest expense for the current year period included $2.1 million related to the extinguishment of our term loan and related interest rate swaps.

Income Tax (Benefit) Expense. We recorded tax benefit of $0.7 million in the six months ended June 30, 2021, compared to tax expense of $1.4 million in the prior year period. Our effective tax rate for the six months ended June 30, 2021 was (17.4)%, which differs from the federal statutory rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues.  In connection with the preparation of the financial statements for the quarter ended June 30, 2021, the Company has identified and corrected certain immaterial errors in segment reporting for all periods presented. Specifically, certain corporate overhead costs previously recorded to the marine segment as part of operating income (loss) and allocated from the marine segment to the concrete segment below operating income in the other income (expense) line have been allocated from the marine segment to the concrete segment as part of the determination of operating income for each segment. These corrections resulted in an offsetting change in operating income (loss) for each segment of $3.2 million for the three months ended June 30, 2020 and $2.9 million and $6.1 million for the six months ended June 30, 2021 and 2020, respectively.

Three months ended June 30, 2021 compared with three months ended June 30, 2020.

	Three months ended June 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$44,667	69.9%	$59,820	65.2%
Private sector	19,275	30.1%	31,899	34.8%
Marine segment total	$63,942	100.0%	$91,719	100.0%
Concrete segment
Public sector	$6,500	7.9%	$12,022	13.1%
Private sector	75,433	92.1%	79,972	86.9%
Concrete segment total	$81,933	100.0%	$91,994	100.0%
Total	$145,875		$183,713

Operating income (loss)
Marine segment	$8,606	13.5%	$3,810	4.2%
Concrete segment	(3,040)	(3.7)%	274	0.3%
Total	$5,566		$4,084

Marine Segment

Revenues for our marine segment for the three months ended June 30, 2021 were $63.9 million compared to $91.7 million for the three months ended June 30, 2020, a decrease of $27.8 million, or 30.3%. The decrease was primarily driven by a reduction in project activity compared to  the prior year period.

Operating income for our marine segment for the three months ended June 30, 2021 was $8.6 million, compared to operating income of $3.8 million for the three months ended June 30, 2020, an increase of $4.8 million. Excluding the impact of the sale of property in Tampa, Florida operating income was $1.8 million, compared to operating income of $3.8 million for the three months ended June 30, 2020, a decrease of $2.0 million, or 51.7%. This decrease in operating income was primarily due to the decrease in revenue and related under recovery of indirect costs as a result of decreased labor and equipment utilization.

Concrete Segment

Revenues for our concrete segment for the three months ended June 30, 2021 were $81.9 million compared to $92.0 million for the three months ended June 30, 2021, a decrease of $10.1 million, or 10.9%. This decrease resulted from decreased production volumes due to weather related impacts.

Operating loss for our concrete segment for the three months ended June 30, 2021 was $3.0 million, compared to operating income of $0.3 million for the three months ended June 30, 2020, a decrease of $3.3 million. This decrease in operating income was primarily due to the aforementioned decreased production volumes due to weather related impacts.

Six months ended June 30, 2021 compared with six months ended June 30, 2020.

	Six months ended June 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$86,336	63.4%	$113,331	63.8%
Private sector	49,752	36.6%	64,337	36.2%
Marine segment total	$136,088	100.0%	$177,668	100.0%
Concrete segment
Public sector	$11,279	6.9%	$28,074	16.3%
Private sector	151,817	93.1%	144,591	83.7%
Concrete segment total	$163,096	100.0%	$172,665	100.0%
Total	$299,184		$350,333

Operating income (loss)
Marine segment	$11,454	8.4%	$9,559	5.4%
Concrete segment	(3,833)	(2.4)%	(1,110)	(0.6)%
Total	$7,621		$8,449

Marine Segment

Revenues for our marine segment for the six months ended June 30, 2021 were $136.1 million compared to $177.7 million for the six months ended June 30, 2020, a decrease of $41.6 million, or 23.4%. The decrease was primarily attributable to the Texas winter storm in February 2021 and a reduction in project activity compared to  the prior year period.

Operating loss for our marine segment for the six months ended June 30, 2021 was $11.5 million, compared to operating income of $9.6 million for the six months ended June 30, 2020, an increase of $1.9 million, or 19.8%. Excluding the impact of the sale of property in Tampa, Florida operating income was $4.7 million, compared to operating income of $9.6 million for the six months ended June 30, 2020, a decrease of $4.9 million, or 51.0%. This decrease in operating income was primarily due to the decrease in revenue and related under recovery of indirect costs as a result of decreased labor and equipment utilization.

Concrete Segment

Revenues for our concrete segment for the six months ended June 30, 2021 were $163.1 million compared to $172.7 million for the six months ended June 30, 2021, a decrease of $9.6 million, or 5.5%. This decrease resulted from decreased production volumes due to job delays caused by bad weather.

Operating loss for our concrete segment for the six months ended June 30, 2021 was $3.8 million, compared to $1.1 million for the six months ended June 30, 2020, an increase in operating loss of $2.7 million. This increase in operating loss was primarily due to the aforementioned decreased production volumes due to weather related impacts.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facilities.

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At June 30, 2021, our working capital was $60.8 million, as compared with $54.8 million at December 31, 2020. As of June 30, 2021, we had unrestricted cash on hand of $2.4 million. Our borrowing capacity at June 30, 2021 was approximately $42.3 million.

We expect to meet our future internal liquidity and working capital needs and maintain or replace our equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by our operating activities for at least the next 12 months. We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$3,530	$2,028	$4,458	$4,751
Adjustments to remove non-cash and non-operating items	2,609	9,246	9,504	17,828
Cash flow from net income after adjusting for non-cash and non-operating items	6,139	11,274	13,962	22,579
Change in operating assets and liabilities (working capital)	(3,982)	6,347	(2,687)	10,495
Cash flows provided by operating activities	$2,157	$17,621	$11,275	$33,074
Cash flows provided by (used in) investing activities	$19,690	$(1,719)	$20,462	$(2,044)
Cash flows used in financing activities	$(24,079)	$(19,081)	$(30,916)	$(21,773)

Capital expenditures (included in investing activities above)	$(3,097)	$(2,283)	$(4,715)	$(5,036)

Operating Activities. During the three months ended June 30, 2021, we generated approximately $2.2 million in cash from our operating activities. The net cash inflow is comprised of $6.2 million of cash inflows from net income, after adjusting for non-cash items and $4.0 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $6.1 million outflow pursuant to the relative timing and significance of project progression and billings during the period, a $1.4 million decrease in operating lease liabilities during the period and $0.9 million of other outflows, partially offset by a $4.4 million inflow related to an increase in our net position of accounts receivable and accounts payable plus accrued  liabilities during the period.

During the six months ended June 30, 2021, we generated approximately $11.3 million in cash from our operating activities. The net cash inflow is comprised of $14.0 million of cash inflows from net income, after adjusting for non-cash items and $2.7 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our

Condensed Consolidated Statements of Cash Flows, were primarily driven by a $3.9 million outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued  liabilities during the period, a $2.6 million decrease in operating lease liabilities during the period and $0.6 million of other outflows, partially offset by a $4.4 million inflow pursuant to the relative timing and significance of project progression and billings during the period.

Investing Activities. Capital asset additions and betterments to our fleet were $3.1 million in the three months ended June 30, 2021, as compared with $2.3 million in the three months ended June 30, 2020. Proceeds from the sale of property and equipment were $22.8 in the three months ended June 30, 2021, as compared with $0.4 million in the three months ended June 30, 2020.

Capital asset additions and betterments to our fleet were $4.7 million in the six months ended June 30, 2021, as compared with $5.0 million in the six months ended June 30, 2020. Proceeds from the sale of property and equipment were $24.7 in the six months ended June 30, 2021, as compared with $1.7 million in the six months ended June 30, 2020. The increase in proceeds from the sale of property and equipment for the three and six months ended June 30, 2021 is primarily related to the sale of our property in Tampa, Florida.

Financing Activities.

During the three and six months ended June 30, 2021, we drew down $15.0 million  and $20 million from our revolving line of credit and repaid $9 million and $19 million, respectively on our revolving line of credit.

During the three months ended June 30, 2021 we fully extinguished the term loan portion of our Credit Facility, in part using proceeds from the sale of property in Tampa, Florida.  The extinguishment of the term loan reduced our exposure to variability in interest rates and eliminated future loan amortization payment commitments.  Concurrent with extinguishing the term loan, we canceled the remaining open position on our interest rate swap, resulting in a $1.3 million loss on the mark to market value of the swap at the date of termination.  The $1.3 million was paid to the counterparty, cleared from the balance sheet as an interest rate swap liability, removed from Other Comprehensive Income and charged to interest expense during the quarter ended June 30, 2021.  Further, the remaining $0.8 million of unamortized deferred debt issuance costs were charged to interest expense related to the early extinguishment of the term loan.   There were no penalties incurred related to early payment of the term loan.

Sources of Capital

As of June 30, 2021, our available sources of capital consist of the $50 million line of credit pursuant to our Credit Facility.

See Note 11 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company’s Debt.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At June 30, 2021, the capacity under our current bonding arrangement was at least $500 million, with approximately $135 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At June 30, 2021, we had $6.0 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 4.50%. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows. To achieve this, we closely monitor changes in interest rates, and we utilize cash from operations to reduce our debt position, if warranted.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of equity securities in the period ended June 30, 2021.

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

Exhibit Number	Description
10.1

Fourth Amendment to Employment Agreement by and between Orion Group Holdings, Inc. and Mark R. Stauffer, effective June 30, 2021. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2021 (File No. 001-33891)).

10.2

Fourth Amendment to Employment Agreement by and between Orion Group Holdings, Inc. and Peter R. Buchler, effective June 30, 2021. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2021 (File No. 001-33891)).

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

ORION GROUP HOLDINGS, INC.

July 30, 2021	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President and Chief Executive Officer

July 30, 2021	By:	/s/ Robert L. Tabb
Robert L. Tabb Executive Vice President and Chief Financial Officer