Form 10-Q
period 2021-09-30
Orion Group Holdings Inc
filed 2021-10-29
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

There were 31,059,311 shares of common stock outstanding as of October 28, 2021.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2021

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$893	$1,589
Accounts receivable:
Trade, net of allowance for credit losses of $323 and $411, at September 30, 2021 and December 31, 2020, respectively	83,984	96,369
Retainage	39,176	36,485
Income taxes receivable	483	419
Other current	66,041	59,492
Inventory	1,311	1,548
Contract assets	17,670	32,271
Prepaid expenses and other	5,498	7,229
Total current assets	215,056	235,402
Property and equipment, net of depreciation	106,685	125,497
Operating lease right-of-use assets, net of amortization	15,193	18,874
Financing lease right-of-use assets, net of amortization	12,135	12,858
Inventory, non-current	5,628	6,455
Intangible assets, net of amortization	8,936	10,077
Deferred income tax asset	41	70
Other non-current	4,681	4,956
Total assets	$368,355	$414,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$19,139	$4,344
Accounts payable:
Trade	31,163	48,252
Retainage	762	716
Accrued liabilities	83,419	84,637
Income taxes payable	332	639
Contract liabilities	25,631	33,135
Current portion of operating lease liabilities	3,970	4,989
Current portion of financing lease liabilities	1,408	3,901
Total current liabilities	165,824	180,613
Long-term debt, net of debt issuance costs	295	29,523
Operating lease liabilities	12,033	14,537
Financing lease liabilities	10,324	8,376
Other long-term liabilities	23,007	19,837
Deferred income tax liability	198	207
Interest rate swap liability	—	1,602
Total liabilities	211,681	254,695
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 31,779,706 and 31,171,804 issued; 31,068,475 and 30,460,573 outstanding at September 30, 2021 and December 31, 2020, respectively	318	312
Treasury stock, 711,231 shares, at cost, as of September 30, 2021 and December 31, 2020, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	—	(1,602)
Additional paid-in capital	185,633	184,324
Retained loss	(22,737)	(17,000)
Total stockholders’ equity	156,674	159,494
Total liabilities and stockholders’ equity	$368,355	$414,189

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Contract revenues	$139,907	$189,433	$439,091	$539,766
Costs of contract revenues	133,329	166,932	404,757	476,763
Gross profit	6,578	22,501	34,334	63,003
Selling, general and administrative expenses	15,733	15,270	44,078	47,651
Amortization of intangible assets	380	519	1,141	1,552
Gain on disposal of assets, net	(792)	(6,373)	(9,763)	(7,734)
Operating (loss) income	(8,743)	13,085	(1,122)	21,534
Other (expense) income:
Other income	50	115	159	251
Interest income	22	57	73	151
Interest expense	(523)	(1,151)	(4,506)	(3,722)
Other expense, net	(451)	(979)	(4,274)	(3,320)
(Loss) income before income taxes	(9,194)	12,106	(5,396)	18,214
Income tax expense	1,001	303	341	1,660
Net (loss) income	$(10,195)	$11,803	$(5,737)	$16,554

Basic (loss) earnings per share	$(0.33)	$0.39	$(0.19)	$0.55
Diluted (loss) earnings per share	$(0.33)	$0.39	$(0.19)	$0.55
Shares used to compute (loss) income per share:
Basic	30,979,207	30,372,310	30,707,426	30,020,258
Diluted	30,979,207	30,372,310	30,707,426	30,020,258

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(10,195)	$11,803	$(5,737)	$16,554
Change in fair value of cash flow hedge, net of tax expense of $368 for the nine months ended September 30, 2021 and net of tax expense of $44 and tax benefit of $173 for the three and nine months ended September 30, 2020, respectively.	—	150	1,234	(577)
Total comprehensive (loss) income	$(10,195)	$11,953	$(4,503)	$15,977

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2020	31,171,804	$312	(711,231)	$(6,540)	$(1,602)	$184,324	$(17,000)	$159,494
Stock-based compensation	—	—	—	—	—	383	—	383
Exercise of stock options	23,755	—	—	—	—	86	—	86
Payments related to tax withholding for stock-based compensation	(6,673)	—	—	—	—	(36)	—	(36)
Cash flow hedge	—	—	—	—	230	—	—	230
Net income	—	—	—	—	—	—	928	928
Balance, March 31, 2021	31,188,886	$312	(711,231)	$(6,540)	$(1,372)	$184,757	$(16,072)	$161,085
Stock-based compensation	—	—	—	—	—	1,245	—	1,245
Issuance of restricted stock	489,850	5	—	—	—	(5)	—	—
Forfeiture of restricted stock	(27,983)	—	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(32,755)	(1)	—	—	—	(204)	—	(205)
Cash flow hedge	—	—	—	—	1,372	—	—	1,372
Net income	—	—	—	—	—	—	3,530	3,530
Balance, June 30, 2021	31,617,998	$316	(711,231)	$(6,540)	$—	$185,793	$(12,542)	$167,027
Stock-based compensation	—	—	—	—	—	526	—	526
Exercise of stock options	4,791	—	—	—	—	24	—	24
Issuance of restricted stock	287,681	3	—	—	—	(3)	—	—
Payments related to tax withholding for stock-based compensation	(130,764)	(1)	—	—	—	(707)	—	(708)
Net loss	—	—	—	—	—	—	(10,195)	(10,195)
Balance, September 30, 2021	31,779,706	$318	(711,231)	$(6,540)	$—	$185,633	$(22,737)	$156,674

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2019	30,303,395	$303	(711,231)	$(6,540)	$(1,045)	$182,523	$(37,220)	$138,021
Stock-based compensation	—	—	—	—	—	462	—	462
Issuance of restricted stock	185,356	2	—	—	—	(2)	—	—
Forfeiture of restricted stock	(3,351)	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(984)	—	—	(984)
Net income	—	—	—	—	—	—	2,723	2,723
Balance, March 31, 2020	30,485,400	$305	(711,231)	$(6,540)	$(2,029)	$182,983	$(34,497)	$140,222
Stock-based compensation	—	—	—	—	—	1,167	—	1,167
Issuance of restricted stock	638,938	6	—	—	—	(6)	—	—
Forfeiture of restricted stock	(54,510)	—	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(9,727)	—	—	—	—	(24)	—	(24)
Cash flow hedge	—	—	—	—	40	—	—	40
Net income	—	—	—	—	—	—	2,028	2,028
Balance, June 30, 2020	31,060,101	$311	(711,231)	$(6,540)	$(1,989)	$184,120	$(32,469)	$143,433
Stock-based compensation	—	—	—	—	—	258	—	258
Issuance of restricted stock	118,750	1	—	—	—	(1)	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—
Purchase of vested stock-based awards	(52,525)	(1)	—	—	—	(163)		(164)
Cash flow hedge	—	—	—	—	194	—	—	194
Net income	—	—	—	—	—	—	11,803	11,803
Balance, September 30, 2020	31,126,326	$311	(711,231)	$(6,540)	$(1,795)	$184,214	$(20,666)	$155,524

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(5,737)	$16,554
Adjustments to reconcile net income to net cash used in operating activities:
Operating activities:
Depreciation and amortization	16,881	18,175
Amortization of ROU operating leases	3,967	4,449
Amortization of ROU finance leases	2,259	2,487
Write-off of debt issuance costs upon debt extinguishment	790	—
Amortization of deferred debt issuance costs	430	529
Deferred income taxes	20	27
Stock-based compensation	2,154	1,887
Gain on disposal of assets, net	(9,763)	(7,734)
Allowance for credit losses	—	(487)
Change in operating assets and liabilities:
Accounts receivable	10,402	12,151
Income tax receivable	(64)	—
Inventory	279	(291)
Prepaid expenses and other	2,006	1,667
Contract assets	14,601	(1,807)
Accounts payable	(16,841)	(22,583)
Accrued liabilities	(5,530)	26,282
Operating lease liabilities	(3,803)	(4,079)
Income tax payable	(307)	(1,037)
Contract liabilities	(7,504)	(7,814)
Net cash provided by operating activities	4,240	38,376
Cash flows from investing activities:
Proceeds from sale of property and equipment	25,643	5,821
Purchase of property and equipment	(11,594)	(9,444)
Contributions to CSV life insurance	—	(99)
Insurance claim proceeds related to property and equipment	440	1,525
Net cash provided by (used in) investing activities	14,489	(2,197)
Cash flows from financing activities:
Borrowings from Credit Facility	33,000	10,000
Payments made on borrowings from Credit Facility	(49,086)	(41,225)
Loan costs from Credit Facility	—	(369)
Payments of finance lease liabilities	(2,500)	(2,751)
Payments related to tax withholding for stock-based compensation	(949)	(188)
Exercise of stock options	110	—
Net cash used in financing activities	(19,425)	(34,533)
Net change in cash, cash equivalents and restricted cash	(696)	1,646
Cash, cash equivalents and restricted cash at beginning of period	1,589	1,086
Cash, cash equivalents and restricted cash at end of period	$893	$2,732

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,220	$2,676
Taxes, net of refunds	$691	$2,500

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

In making this determination, the Company considered the similar economic characteristics of its operations that comprise its marine segment. For the marine segment, the methods used, and the internal processes employed, to deliver marine construction services are similar throughout the segment, including standardized estimating, project controls and project management. This segment has the same customers with similar funding drivers and are subject to similar regulatory regimes driven through Federal agencies such as the U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency and U.S. Occupational Safety and Health Administration ("OSHA"), among others. Additionally, the segment is driven by macro-economic considerations including the level of import/export seaborne transportation, development of energy-related infrastructure, cruise line expansion and operations, marine bridge infrastructure development, waterway pipeline crossings and the maintenance of waterways. These considerations, and others, are key catalysts for future prospects and are similar across the segment.

For the concrete segment, the Company also considered the similar economic characteristics of these operations. The methods used, and the internal processes employed, to deliver concrete construction services are similar throughout the segment, including standardized estimating, project controls and project management. The projects of this segment are subject to similar regulatory regimes such as OSHA. Additionally, this segment is driven by macro-economic considerations, including movements in population, commercial real estate development, institutional funding and expansion, and recreational development, specifically in metropolitan areas of Texas. These considerations, and others, are key catalysts for current operations and future prospects and are similar across the segment.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Revenue Recognition

The Company’s revenue is derived from contracts to provide marine construction, dredging, turnkey concrete services, and other specialty services. The Company’s projects are typically brief in duration and very rarely span a period of over one year. The Company determines the appropriate accounting treatment for each contract before work begins and, subject to qualifications discussed in the next paragraph, generally records contract over time.

Performance obligations are promises in a contract to transfer distinct goods or services to the customer and are the unit of account under Topic 606. Each of the Company’s contracts and related change orders typically represent a single performance obligation because the Company provides an integrated service and individual goods and services are not separately identifiable. Revenue is recognized over time because control of the promised goods and services are continuously transferred to the customer over the life of the contract. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the stand-alone selling price of each distinct good or service. Progress is measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Upfront costs, such as costs to mobilize personnel and equipment prior to satisfying a performance obligation are capitalized and amortized over the contract performance period.

Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and reported revenue and are recognized in the period in which the revisions are determined. The effect of changes in estimates of contract revenue or contract costs is recognized as an adjustment to recognized revenue on a cumulative catch-up basis. When the Company anticipates a loss on a contract that is not yet complete, it recognizes the entire loss in the period in which such losses are determined. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at September 30, 2021 and December 31, 2020 consisted primarily of overnight bank deposits.

The Company had no restricted cash as of September 30, 2021 and December 31, 2020.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company has significant investments in billed and unbilled receivables as of September 30, 2021 and December 31, 2020. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk receivables identified by management are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than the carrying value. As of September 30, 2021, and December 31, 2020, the Company has recorded an allowance for credit losses of $0.3 million and $0.4 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at September 30, 2021 totaled $39.2 million, of which $4.3 million is expected to be collected beyond September 30, 2022. Retainage at December 31, 2020 totaled $36.5 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of September 30, 2021 or December 31, 2020.

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

Property and Equipment

Property and equipment are recorded at cost. Ordinary maintenance and repairs that do not improve or extend the useful life of the asset are expensed as incurred. Major renewals and betterments of equipment are capitalized and depreciated generally over three to ten years until the next scheduled maintenance.

When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations for the respective period. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets for financial statement purposes, as follows:

Automobiles and trucks	3 to 10 years
Buildings and improvements	10 to 30 years
Construction equipment	3 to 10 years
Vessels and other equipment	3 to 40 years
Office equipment	3 to 5 years

The Company generally uses accelerated depreciation methods for tax purposes where beneficial.

Dry-docking costs are capitalized and amortized using the straight-line method over a period ranging from three to seven years. Dry-docking costs include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel. Amortization related to dry-docking activities is included as a component of depreciation. These costs and the related amortization periods are periodically reviewed to determine if the estimates are accurate. If warranted, a significant upgrade of equipment may result in a revision to the useful life of the asset, in which case the change is accounted for prospectively.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of September 30, 2021 or December 31, 2020.

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

The total accrual for insurance claims liabilities was $67.4 million and $60.4 million at September 30, 2021 and December 31, 2020, respectively, reflected as a component of accrued liabilities in the condensed consolidated balance sheet. The total accrual for insurance claims receivable was $63.9 million and $57.0 million at September 30, 2021 and December 31, 2020, respectively, reflected as a component of other current accounts receivable in the condensed consolidated balance sheet.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740).  This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within that year. The adoption of this ASU had no material impact on the Company’s Condensed Consolidated Financial Statements.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Marine Segment
Construction	$38,883	$86,505	$121,678	$205,459
Dredging	13,157	24,262	58,511	79,391
Specialty Services	2,699	2,114	10,638	5,699
Marine segment contract revenues	$54,739	$112,881	$190,827	$290,549

Concrete Segment
Structural	$13,090	$21,116	$47,296	$66,893
Light Commercial	72,078	55,436	200,961	182,311
Other	—	—	7	13
Concrete segment contract revenues	$85,168	$76,552	$248,264	$249,217

Total contract revenues	$139,907	$189,433	$439,091	$539,766

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

The table below presents the concentrations of accounts receivable from customers (trade and retainage) at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021		December 31, 2020
Federal Government	$3,028	2%	$4,826	4%
State Governments	418	1%	—	-%
Local Governments	13,927	11%	17,823	13%
Private Companies	106,110	86%	110,616	83%
Gross receivables	123,483	100%	133,265	100%
Allowance for credit losses	(323)		(411)
Net receivables	$123,160		$132,854

At September 30, 2021, no single customer accounted for more than 10.0% of total current receivables. At December 31, 2020, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2021	%	2020	%	2021	%	2020	%
Federal Government	$14,716	11%	$16,499	9%	$39,825	9%	$32,720	6%
State Governments	400	-%	6,322	3%	814	-%	27,646	5%
Local Government	22,765	16%	54,316	29%	94,857	22%	158,176	29%
Private Companies	102,026	73%	112,296	59%	303,595	69%	321,224	60%
Total contract revenues	$139,907	100%	$189,433	100%	$439,091	100%	$539,766	100%

In the three months ended September 30, 2021, no single customer exceeded 10.0% of total contract revenues. In the three months ended September 30, 2020, one customer in the Local Governments category accounted for 13.8% of total contract revenues. In the nine months ended September 30, 2021, no single customer exceeded 10.0% of total contract revenues. In the nine months ended September 30, 2020, one customer in the Local Governments category accounted for 11.2% of total contract revenues.

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

Contract revenues generated outside the United States totaled 0.0% and 0.9% of total revenues for the three months ended September 30, 2021 and 2020, respectively, and 0.6% and 1.8% for the nine months ended September 30, 2021 and 2020, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Costs incurred on uncompleted contracts	$1,245,434	$1,151,987
Estimated earnings	189,553	202,369
	1,434,987	1,354,356
Less: Billings to date	(1,442,948)	(1,355,220)
	$(7,961)	$(864)
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Contract assets	$17,670	$32,271
Contract liabilities	(25,631)	(33,135)
	$(7,961)	$(864)

Included in contract assets is approximately $3.8 million and $3.1 million at September 30, 2021 and December 31, 2020, respectively, related to claims and unapproved change orders. See Note 2 - Summary of Significant Accounting Policies to the Company’s condensed consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of September 30, 2021, the aggregate amount of the remaining performance obligations was approximately $572.8 million. Of this amount, the current expectation of the Company is that it will recognize $432.0 million, or 75%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Automobiles and trucks	$2,354	$2,379
Building and improvements	34,797	44,324
Construction equipment	137,134	142,661
Vessels and other equipment	81,928	79,499
Office equipment	6,263	5,577
	262,476	274,440
Less: Accumulated depreciation	(190,091)	(186,615)
Net book value of depreciable assets	72,385	87,825
Construction in progress	6,415	1,809
Land	27,885	35,863
	$106,685	$125,497

During the quarter ended June 30, 2021 the Company sold its land, building and improvements located in Tampa, Florida.  The book value of the assets and related accumulated depreciation have been removed from the balance sheet and the Company recognized a net gain on the sale of $6.7 million.

For the three months ended September 30, 2021 and 2020, depreciation expense was $5.2 million and $5.3 million, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense was $15.7 million and $16.6 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Other Current Accounts Receivable

Other current accounts receivable at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Insurance claims receivable	$63,870	$57,021
Accident loss receivables	1,361	1,448
Other current receivables	810	1,023
Total other current accounts receivable	$66,041	$59,492

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
September 30, 2021
Assets:
Cash surrender value of life insurance policy	$3,417	—	3,417	—
Liabilities:
Derivatives	$—	—	—	—
December 31, 2020
Assets:
Cash surrender value of life insurance policy	$3,169	—	3,169	—
Liabilities:
Derivatives	$1,602	—	1,602	—

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of September 30, 2021. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at September 30, 2021 and December 31, 2020 approximated its carrying value of $19.4 million and $35.1 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Goodwill and Intangible Assets

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	September 30,	December 31,
	2021	2020
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(32,055)	$(29,985)
Current year amortization	(1,141)	(2,070)
Total accumulated amortization	(33,196)	(32,055)

Net finite-lived intangible assets, end of period	$2,044	3,185
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$8,936	$10,077

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the nine months ended September 30, 2021, $1.1 million of amortization expense was recognized for these assets.

Future expense remaining of approximately $2.0 million will be amortized as follows:

2021	379
2022	1,239
2023	389
2024	37
$2,044

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

10.Accrued Liabilities

Accrued liabilities at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Accrued salaries, wages and benefits	$7,537	$15,071
Accrual for insurance claims liabilities	67,414	60,365
Sales taxes	4,162	5,909
Property taxes	1,167	908
Sale-leaseback arrangement	726	676
Accounting and audit fees	213	344
Interest	22	22
Equipment purchase	—	461
Other accrued expenses	2,178	881
Total accrued liabilities	$83,419	$84,637

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

The quarterly weighted average interest rate for the Credit Facility as of September 30, 2021 was 2.92%.

The Company’s obligations under debt arrangements consisted of the following:

	September 30, 2021			December 31, 2020
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Revolving line of credit	$19,000	$—	$19,000	$—	$—	$—
Term loan - current	—	—	—	4,500	(156)	4,344
Other debt	139	—	139	—	—	—
Total current debt	19,139	—	19,139	4,500	(156)	4,344
Revolving line of credit	—	—	—	5,000	(174)	4,826
Term loan - long-term	—	—	—	25,586	(889)	24,697
Other debt	295	—	295	—	—	—
Total long-term debt	295	—	295	30,586	(1,063)	29,523
Total debt	$19,434	$—	$19,434	$35,086	$(1,219)	$33,867

(1)	Total debt issuance costs include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth, Fifth, Sixth, Seventh and Eighth Amendments to the Credit Agreement.

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

As of September 30, 2021, the Company had $19.0 million of borrowings under the revolving line of credit. There were $1.7 million in outstanding letters of credit as of September 30, 2021, which reduced the maximum borrowing availability on the revolving line of credit to $29.3 million. During the nine months ended September 30, 2021, the Company drew down $33.0 million for general corporate purposes and made payments of $19.0 million on the revolving line of credit which resulted in a net increase of $14.0 million.

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

Other debt

The Company entered into a debt agreement with De Lage Landen Financial Services, Inc. for the purpose of financing a piece of equipment purchased.  As of September 30, 2021, the carrying value of this debt is $0.4 million. The agreement is secured by the financed equipment asset and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

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

The Company was in compliance with all financial covenants as of September 30, 2021.

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

12.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Sale-leaseback arrangement	$16,164	$16,712
CARES Act deferred payroll taxes	3,821	—
Deferred compensation	2,760	2,818
Accrual for insurance claims liabilities	262	307
Total other long-term liabilities	$23,007	$19,837

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

Income tax expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Income tax expense	$1,001	$303	$341	$1,660
Effective tax rate	(10.9)%	2.5%	(6.3)%	9.1%

The effective rate for the three and nine months ended September 30, 2021 differed from the Company’s statutory federal rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended September 30, 2021 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at September 30, 2021 remains appropriate.

The Company does not expect that unrecognized tax benefits as of September 30, 2021 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended September 30, 2021 and 2020, the Company had 793,028 and 1,086,882 securities, respectively, that were potentially dilutive in earnings per share calculations. For the nine months ended September 30, 2021 and 2020, the Company had 866,925 and 1,220,314 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and nine months ended September 30, 2021 and 2020. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic:
Weighted average shares outstanding	30,979,207	30,372,310	30,707,426	30,020,258
Diluted:
Total basic weighted average shares outstanding	30,979,207	30,372,310	30,707,426	30,020,258
Effect of potentially dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	30,979,207	30,372,310	30,707,426	30,020,258

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

In the three months ended September 30, 2021 and 2020, compensation expense related to stock-based awards outstanding was $0.5 million and $0.3 million, respectively. In the nine months ended September 30, 2021 and 2020, compensation related to stock-based awards outstanding was $2.2 million and $1.9 million, respectively. In the three months ended September 30, 2021 and 2020, payments related to tax withholding for stock-based compensation for certain officers of the Company was $0.7 million and $0.2 million, respectively. In the nine months ended September 30, 2021 and 2020, payments related to tax withholding for stock-based compensation for certain officers of the Company was $0.9 million and $0.2 million, respectively.

In May 2021, independent directors as well as certain officers and executives of the Company were granted 489,850 shares of restricted common stock. The total number included 89,850 shares, which were awarded to the six independent directors and vested immediately on the date of the grant, as well as 240,000 shares of performance-based stock awards to certain executives. The performance-based stock will potentially vest 100% if the target is met, with 100% of the shares to be earned based on the achievement of an objective, tiered return on invested capital, measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all shares awarded on the date of the grant was $6.01 per share.

In August 2021, the Company determined the performance-based stock awarded in May 2020 vested near the outperformance level established above the target set based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period ending June 30, 2021. As a result, the executives earned an additional 259,565 shares of performance-based stock awards with a fair value of $2.26, of which 50% vested immediately on the date of determination and 25% each will vest on the first and second anniversary of the date of determination.

In September 2021, the Company granted an independent director 18,215 shares of restricted common stock, which vested immediately on the date of grant. The fair value of all shares awarded on the date of grant was $5.49.

In September 2021, the Company granted an executive of the Company 9,901 shares of restricted common stock with a vesting period of three year and a fair value of $5.05 per share.

In the three months ended September 30, 2021, there were 4,791 options exercised generating proceeds to the Company of less than $0.1 million. In the nine months ended September 30, 2021, there were 28,546 options exercised generating proceeds to the Company of approximately $0.1 million. In the three and nine months ended September 30, 2020, there were no options exercised.

At September 30, 2021, total unrecognized compensation expense related to unvested stock was approximately $3.8 million, which is expected to be recognized over a period of approximately 2.3 years.

16.Commitments and Contingencies

On August 21, 2020, a Company dredge, the Waymon L. Boyd, was consumed by a fire while working on a project in the Port of Corpus Christi. Five crewmembers were killed, several more were injured, some seriously, and the vessel was declared a total loss. This incident also resulted in the discharge of approximately 18,000 gallons of oil, diesel fuel and contaminated water into the Corpus Christi Ship Channel, all of which was promptly cleaned up. The Company is fully cooperating with the U.S. Coast Guard, the Port of Corpus Christi Authority, and the National Transportation Safety Board, among others, while they investigate the cause of this incident. The National Transportation Safety Board has named the Company as a party of interest in their investigation. Thus far, eight separate lawsuits have been filed against the Company by certain crewmembers or their heirs under the general maritime law and the Jones Act. In response thereto, the Company has filed an action in the U.S. District Court for the Southern District of Texas seeking consolidation of the lawsuits for procedural purposes since they all arise out of the same occurrence and seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The Limitation Court set a deadline of February 17, 2021 by which all claims were required to be filed and as of the Court’s deadline, thirteen persons, estates and/or entities filed claims in the Limitation for personal injuries, death, property damages and business interruption, loss of profit, loss of use of natural resources and other economic damages for unspecified economic and compensatory damages. Some of these claimants may lack standing to bring their claims and will be challenged. Further, the Company filed a Default Motion with the Court which was granted on April 8, 2021 that bars the filing of any further claims. Applicable accounting guidance under ASC 450 would require the Company to recognize a loss if the loss is determined to be probable and reasonably estimable. As at September 30, 2021, we have recognized $102.1 Million in total liabilities with respect to this incident to date, which includes approximately $39.6 Million paid to date (including full settlements with 12 of the 18 crewmembers and wreck removal costs) and accruals totaling approximately $62.4 Million. However, this is a multi-party, complex tort proceeding, and it is too early in the proceedings for the Company to establish loss accruals regarding the balance of the claims. In any event, insurance coverage is available, the carriers of such insurance have taken over the costs of the defense of the claims and have reimbursed the Company $37.8 Million to date. In addition, the Company continues to believe that it has adequate insurance coverage for all pollution, marine, economic, and other potential liabilities arising from the incident. The Company also remains confident that it otherwise has adequate vessels, equipment, and personnel to fulfill all ongoing, booked and reasonably foreseeable work. Discovery has commenced and a trial date has been scheduled for March 21, 2022.

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

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Condensed Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Condensed Consolidated Balance Sheets. As of September 30, 2021, the current portion of the notes receivable was $0.8 million and the non-current portion was $1.3 million, net of $0.1 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Marine
Contract revenues	$54,739	$112,881	$190,827	$290,549
Operating (loss) income	$(4,965)	$12,025	$6,489	$21,584
Depreciation and amortization expense	$(4,232)	$(4,543)	$(12,912)	$(14,063)

Total assets	$252,332	$258,894	$252,332	$258,894
Property and equipment, net	$92,612	$109,522	$92,612	$109,522

Concrete
Contract revenues	$85,168	$76,552	$248,264	$249,217
Operating (loss) income	$(3,778)	$1,060	$(7,611)	$(50)
Depreciation and amortization expense	$(1,993)	$(2,223)	$(6,228)	$(6,599)

Total assets	$116,023	$123,626	$116,023	$123,626
Property and equipment, net	$14,073	$16,389	$14,073	$16,389

In connection with the preparation of the financial statements for the quarter ended September 30, 2021, the Company has identified and corrected certain immaterial errors in segment reporting for all periods presented.

Specifically, certain corporate overhead costs previously recorded to the marine segment as part of operating income (loss) and allocated from the marine segment to the concrete segment below operating income in the other income (expense) line have been allocated from the marine segment to the concrete segment as part of the determination of operating income for each segment. These corrections resulted in an offsetting change in operating income (loss) for each segment of $3.0 million for the three months ended September 30, 2020 and $2.9 million and $9.2 million for the nine months ended September 30, 2021 and 2020, respectively.

There were none and less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the three months ended September 30, 2021 and 2020, respectively. There were less than $0.1 million and $2.7 million in intersegment revenues between the Company’s two reportable segments for the nine months ended September 30, 2021 and 2020, respectively. The marine segment had foreign revenues of less than $0.1 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively. The marine segment had foreign revenues of $2.8 million and $9.7 million for the nine months ended September 30, 2021 and 2020, respectively. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

18.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	September 30,	December 31,
Leases	2021	2020
Assets
Operating lease right-of-use assets, net (1)	$15,193	$18,874
Financing lease right-of-use assets, net (2)	12,135	12,858
Total assets	$27,328	$31,732
Liabilities
Current
Operating	$3,970	$4,989
Financing	1,408	3,901
Total current	5,378	8,890
Noncurrent
Operating	12,033	14,537
Financing	10,324	8,376
Total noncurrent	22,357	22,913
Total liabilities	$27,735	$31,803
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $8.9 million and $9.0 million as of September 30, 2021 and December 31, 2020, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $2.1 million and $6.4 million as of September 30, 2021 and December 31, 2020, respectively.

Other information related to lease term and discount rate is as follows:

	September 30,	December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	5.07	5.25
Financing leases	5.05	4.96
Weighted Average Discount Rate
Operating leases (1)	4.78%	4.73%
Financing leases	4.22%	4.46%
(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs:
Operating lease cost	$1,338	$1,588	$4,510	$4,815
Short-term lease cost (1)	425	833	1,432	2,914
Financing lease costs:
Interest on lease liabilities	125	135	369	410
Amortization of right-of-use assets	657	902	2,259	2,487
Total lease cost	$2,545	$3,458	$8,570	$10,626
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,358	$4,743
Operating cash flows for finance leases	$369	$410
Financing cash flows for finance leases	$2,500	$2,751
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$818	$3,017
ROU assets obtained in exchange for new financing lease liabilities	$4,329	$9,714

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$1,291	$656
2022	4,296	3,492
2023	3,432	2,596
2024	2,641	2,036
2025	2,354	1,430
Thereafter	4,090	3,035
Total future minimum lease payments	18,104	13,245
Less - amount representing interest	2,101	1,513
Present value of future minimum lease payments	16,003	11,732
Less - current lease obligations	3,970	1,408
Long-term lease obligations	$12,033	$10,324

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Third Quarter 2021 Recap and 2021 Outlook

In the quarter ended September 30, 2021, we recorded revenues of $139.9 million, of which $54.7 million was attributable to our marine segment and the remaining $85.2 million to our concrete segment. In addition, we ended the quarter with a consolidated backlog of $572.8 million. Our revenues in the quarter decreased by 26.1% as compared with the comparable prior year period and we recorded a net loss of $10.2 million, as compared with net income of $11.8 million in the comparable prior year period.

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

Backlog as of the periods ended below are as follows (in millions):

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Marine segment	$379.9	$170.2	$154.8	$202.6	$241.7
Concrete segment	192.9	224.2	210.0	236.9	187.1
Consolidated	$572.8	$394.4	$364.8	$439.5	$428.8

The increase in backlog during the quarter is primarily driven by new jobs we won in the marine segment. The general trend of declining backlog over the past year through June 2021 is due in significant part to headwinds created by the COVID-19 pandemic in certain end market sectors, which has slowed the timing of project awards.  We, however, remain optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $2.0 billion of quoted bids outstanding at quarter end, of which $103 million we are the apparent low bidder on or have been awarded contracts subsequent to the end of the quarter ended September 30, 2021.

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

Three months ended September 30, 2021, compared with three months ended September 30, 2020

	Three months ended September 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$139,907	100.0%	$189,433	100.0%
Cost of contract revenues	133,329	95.3%	166,932	88.1%
Gross profit	6,578	4.7%	22,501	11.9%
Selling, general and administrative expenses	15,733	11.2%	15,270	8.1%
Amortization of intangible assets	380	0.3%	519	0.3%
Gain on disposal of assets, net	(792)	(0.6)%	(6,373)	(3.4)%
Operating (loss) income	(8,743)	(6.2)%	13,085	6.9%
Other (expense) income:
Other income	50	—%	115	0.1%
Interest income	22	—%	57	—%
Interest expense	(523)	(0.4)%	(1,151)	(0.6)%
Other expense, net	(451)	(0.4)%	(979)	(0.5)%
Income before income tax expense	(9,194)	(6.6)%	12,106	6.4%
Income tax (benefit) expense	1,001	0.7%	303	0.2%
Net income	$(10,195)	(7.3)%	$11,803	6.2%

Contract Revenues. Contract revenues for the three months ended September 30, 2021 of $139.9 million decreased $49.6 million or 26.1% as compared to $189.4 million in the prior year period. The decrease was primarily driven by the timing and mix of several large marine projects that had driven activity in the prior year, which were not replicated or replaced in the current year quarter. This decrease was partially offset by increased production volumes in our concrete segment due to an increase in activity during 2021, including on several larger jobs in the current year period as compared to the prior year period.

Gross Profit.  Gross profit was $6.6 million for the three months ended September 30, 2021, compared to $22.5 million in the prior year period, a decrease of $15.9 million or 70.8%. Gross profit in the third quarter was 4.7% of total contract revenues as compared to 11.9% in the prior year period. The decrease in gross profit dollars and percentage was driven by the decreased activity and volumes in the marine segment which negatively impacted revenue and contributed to an under recovery of indirect costs primarily related to decreased labor and equipment utilization. Decreased project performance in the concrete segment was driven by inefficiencies in executing work from COVID-19 and weather-related impacts, along with cost overruns in the current period on the completion of one project.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $15.7 million for the three months ended September 30, 2021 compared to $15.3 million in the prior year period, an increase of $0.5 million or 3.0%. As a percentage of total contract revenues, SG&A expenses increased from 8.1% to 11.2%, primarily due to lower revenues in the current period. The increase in SG&A dollars was driven primarily by an increase in ERP implementation expense, partially offset by a decrease in bonus expense as compared to the prior year period.

Gain on Disposal of Assets, net. During the three months ended September 30, 2021 and 2020, we realized $0.8 million and $6.4 million, respectively, of net gains on disposal of assets. Included in the prior year amount is a $2.9 million net gain on insurance recoveries.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded tax expense of $1.0 million in the three months ended September 30, 2021, compared to tax expense of $0.3 million in the prior year period. Our effective tax rate for the three months ended September 30, 2021 was (10.9)%, which differs from the federal statutory rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Nine months ended September 30, 2021, compared with nine months ended September 30, 2020

	Nine months ended September 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$439,091	100.0%	$539,766	100.0%
Cost of contract revenues	404,757	92.2%	476,763	88.3%
Gross profit	34,334	7.8%	63,003	11.7%
Selling, general and administrative expenses	44,078	10.0%	47,651	8.8%
Amortization of intangible assets	1,141	0.3%	1,552	0.3%
Gain on disposal of assets, net	(9,763)	(2.2)%	(7,734)	(1.4)%
Operating income (loss) from operations	(1,122)	(0.3)%	21,534	4.0%
Other (expense) income:
Other income	159	—%	251	—%
Interest income	73	—%	151	—%
Interest expense	(4,506)	(0.9)%	(3,722)	(0.6)%
Other expense, net	(4,274)	(0.9)%	(3,320)	(0.6)%
Income before income taxes	(5,396)	(1.2)%	18,214	3.4%
Income tax expense	341	0.1%	1,660	0.3%
Net income	$(5,737)	(1.3)%	$16,554	3.1%

Contract Revenues. Contract revenues for the nine months ended September 30, 2021 of $439.1 million decreased $100.7 million or 18.7% as compared to $539.8 million in the prior year period. The decrease was primarily driven by severe winter weather that shut down most of Texas for seven to ten days in February 2021, a reduction in project activity compared to the prior year in the marine segment and decreased project performance and margins in the concrete segment.

Gross Profit.  Gross profit was $34.3 million for the nine months ended September 30, 2021, compared to $63.0 million in the prior year period, a decrease of $28.7 million or 45.5%. Gross profit in the period was 7.8% of total contract revenues as compared to 11.7% in the prior year period. The decrease in gross profit dollars and percentage was driven by the decreased activity and volumes which negatively impacted revenue and contributed to an under recovery of indirect costs primarily related to decreased labor and equipment utilization as the result of the winter and spring weather delays in the current year period. We also incurred decreased project performance in our concrete segment.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $44.1 million for the nine months ended September 30, 2021 compared to $47.7 million in the prior year period, a decrease of $3.6 million or 7.5%. As a percentage of total contract revenues, SG&A expenses increased from 8.8% to 10.0%. The decrease in SG&A dollars was driven by a decrease in the current year period related to bonus expense, business development costs pursuant to timing of project pursuits and awards and travel related costs.

Gain on Disposal of Assets, net. During the nine months ended September 30, 2021 and 2020, we realized $9.8 million and $7.7 million, respectively, of net gains on disposal of assets. Included in the current year amount is a net gain of $6.7 million related to the sale of property in Tampa, Florida. See Note 6 – Property and Equipment in this form 10-Q for a further description of the sale of property. Included in the prior year amount is a $2.9 million net gain on insurance recoveries.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses. Interest expense for the current year period included $2.1 million related to the extinguishment of our term loan and related interest rate swaps.

Income Tax Expense. We recorded tax expense of $0.3 million in the nine months ended September 30, 2021, compared to tax expense of $1.7 million in the prior year period. Our effective tax rate for the nine months ended September 30, 2021 was (6.3)%, which differs from the federal statutory rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues.  In connection with the preparation of the financial statements for the quarter ended June 30, 2021, the Company has identified and corrected certain immaterial errors in segment reporting for all periods presented. Specifically, certain corporate overhead costs previously recorded to the marine segment as part of operating income (loss) and allocated from the marine segment to the concrete segment below operating income in the other income (expense) line have been allocated from the marine segment to the concrete segment as part of the determination of operating income for each segment. These corrections resulted in an offsetting change in operating income (loss) for each segment of $3.0 million for the three months ended September 30, 2020 and $2.9 million and $9.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Three months ended September 30, 2021 compared with three months ended September 30, 2020.

	Three months ended September 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$35,580	65.0%	$68,353	60.6%
Private sector	19,159	35.0%	44,528	39.4%
Marine segment total	$54,739	100.0%	$112,881	100.0%
Concrete segment
Public sector	$2,301	2.7%	$8,784	11.5%
Private sector	82,867	97.3%	67,768	88.5%
Concrete segment total	$85,168	100.0%	$76,552	100.0%
Total	$139,907		$189,433

Operating (loss) income
Marine segment	$(4,965)	(9.1)%	$12,025	10.7%
Concrete segment	(3,778)	(4.4)%	1,060	1.4%
Total	$(8,743)		$13,085

Marine Segment

Revenues for our marine segment for the three months ended September 30, 2021 were $54.7 million compared to $112.9 million for the three months ended September 30, 2020, a decrease of $58.2 million, or 51.5%. The decrease was primarily driven by the timing and mix of several large projects which had significant activity in the prior year but were not repeated or replaced in the current year.

Operating loss for our marine segment for the three months ended September 30, 2021 was $5.0 million, compared to operating income of $12.0 million for the three months ended September 30, 2020, a decrease of $17.0 million. Excluding the net gain on insurance recoveries and the recovery on a disputed receivable in the prior year operating loss was $8.3 million for the three months ended September 30, 2020, a decrease of $13.2 million. This decrease in operating income was primarily due to the decrease in revenue and related under recovery of indirect costs as a result of decreased labor and equipment utilization.

Concrete Segment

Revenues for our concrete segment for the three months ended September 30, 2021 were $85.2 million compared to $76.6 million for the three months ended September 30, 2021, an increase of $8.6 million, or 11.3%. This increase was primarily driven by increased production volumes due to the timing and mix of projects including larger light commercial jobs that burned in the current year quarter.

Operating loss for our concrete segment for the three months ended September 30, 2021 was $3.8 million, compared to operating income of $1.1 million for the three months ended September 30, 2020, a decrease of $4.9 million. This decrease in operating income was primarily due to decreased project performance and lower margins on several projects during the 2021 period.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020.

	Nine months ended September 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$121,916	63.9%	$181,684	62.5%
Private sector	68,911	36.1%	108,865	37.5%
Marine segment total	$190,827	100.0%	$290,549	100.0%
Concrete segment
Public sector	$13,580	5.5%	$36,858	14.8%
Private sector	234,684	94.5%	212,359	85.2%
Concrete segment total	$248,264	100.0%	$249,217	100.0%
Total	$439,091		$539,766

Operating (loss) income
Marine segment	$6,489	3.4%	$21,584	7.4%
Concrete segment	(7,611)	(3.1)%	(50)	(0.0)%
Total	$(1,122)		$21,534

Marine Segment

Revenues for our marine segment for the nine months ended September 30, 2021 were $190.8 million compared to $290.5 million for the nine months ended September 30, 2020, a decrease of $99.7 million, or 34.3%. The decrease was primarily attributable to the Texas winter storm in February 2021 and a reduction in project activity compared to the prior year period.

Operating income for our marine segment for the nine months ended September 30, 2021 was $6.5 million, compared to operating income of $21.6 million for the nine months ended September 30, 2020, a decrease of $15.1 million. Excluding the impact of the sale of property in Tampa, Florida in the current year and the net gain on insurance recoveries and the recovery on a disputed receivable in the prior year operating loss was $0.2 million for the nine months ended September 30, 2021, compared to operating income of $17.8 million for the nine months ended September 30, 2020, a decrease of $18.0 million. This decrease in operating income was primarily due to the decrease in revenue noted above and related under recovery of indirect costs as a result of decreased labor and equipment utilization.

Concrete Segment

Revenues for our concrete segment for the nine months ended September 30, 2021 were $248.3 million compared to $249.2 million for the nine months ended September 30, 2021, a decrease of $1.0 million, or 0.4%. This decrease resulted from decreased production volumes in the current year period, in part due to job delays caused by bad weather.

Operating loss for our concrete segment for the nine months ended September 30, 2021 was $7.6 million, compared to $0.1 million for the nine months ended September 30, 2020, an increase in operating loss of $7.5 million. This increase in operating loss was primarily due to the aforementioned decreased production volumes due to weather related impacts, decreased project performance and lower margins on several projects during the 2021 period.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facilities.

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At September 30, 2021, our working capital was $49.2 million, as compared with $54.8 million at December 31, 2020. As of September 30, 2021, we had unrestricted cash on hand of $0.9 million. Our borrowing capacity at September 30, 2021 was approximately $29.3 million.

We expect to meet our future internal liquidity and working capital needs and maintain or replace our equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by our operating activities for at least the next 12 months. We believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$(10,195)	$11,803	$(5,737)	$16,554
Adjustments to remove non-cash and non-operating items	7,234	1,505	16,738	19,333
Cash flow from net income after adjusting for non-cash and non-operating items	(2,961)	13,308	11,001	35,887
Change in operating assets and liabilities (working capital)	(4,074)	(8,006)	(6,761)	2,489
Cash flows (used in) provided by operating activities	$(7,035)	$5,302	$4,240	$38,376
Cash flows (used in) provided by investing activities	$(5,973)	$(153)	$14,489	$(2,197)
Cash flows provided by (used) in financing activities	$11,491	$(12,760)	$(19,425)	$(34,533)

Capital expenditures (included in investing activities above)	$(6,879)	$(4,408)	$(11,594)	$(9,444)

Operating Activities. During the three months ended September 30, 2021, we used approximately $7.0 million in cash in our operating activities. The net cash outflow is comprised of $3.0 million of cash outflows from net loss, after adjusting for non-cash items and $4.0 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $8.1 million outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued  liabilities during the period and a $1.2 million decrease in operating lease liabilities, partially offset by a $2.7 million inflow pursuant to the relative timing and significance of project progression and billings during the period and $2.6 million of other inflows.

During the nine months ended September 30, 2021, we generated approximately $4.2 million in cash from our operating activities. The net cash inflow is comprised of $11.0 million of cash inflows from net income, after adjusting for non-cash items and $6.8 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our

Condensed Consolidated Statements of Cash Flows, were primarily driven by a $12.0 million outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued  liabilities during the period, a $3.8 million decrease in operating lease liabilities during the period, partially offset by a $7.1 million inflow pursuant to the relative timing and significance of project progression and billings during the period and $1.9 million of other inflows.

Investing Activities. Capital asset additions and betterments to our fleet were $6.9 million in the three months ended September 30, 2021, as compared with $4.4 million in the three months ended September 30, 2020. Proceeds from the sale of property and equipment were $0.9 in the three months ended September 30, 2021, as compared with $4.1 million in the three months ended September 30, 2020.

Capital asset additions and betterments to our fleet were $11.6 million in the nine months ended September 30, 2021, as compared with $9.4 million in the nine months ended September 30, 2020. Proceeds from the sale of property and equipment were $25.6 in the nine months ended September 30, 2021, as compared with $5.8 million in the nine months ended September 30, 2020. The increase in proceeds from the sale of property and equipment for the nine months ended September 30, 2021 is primarily related to the sale of our property in Tampa, Florida.

Financing Activities. During the three and nine months ended September 30, 2021, we drew down $13.0 million and $33 million, respectively from our revolving line of credit. During the nine months ended September 30, 2021 we repaid $19 million on our revolving line of credit.

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

Sources of Capital

As of September 30, 2021, our available sources of capital consist of borrowing availability on our revolving line of credit of $29.3 million pursuant to our Credit Facility.

See Note 11 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company’s Debt.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At September 30, 2021, the capacity under our current bonding arrangement was at least $750 million, with approximately $85 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At September 30, 2021, we had $19.0 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 2.93%. Our objectives in managing interest rate risk are to lower our overall borrowing costs and limit interest rate changes on our earnings and cash flows. To achieve this, we closely monitor changes in interest rates, and we utilize cash from operations to reduce our debt position, if warranted.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of equity securities in the period ended September 30, 2021.

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

ORION GROUP HOLDINGS, INC.

October 29, 2021	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President and Chief Executive Officer

October 29, 2021	By:	/s/ Robert L. Tabb
Robert L. Tabb Executive Vice President and Chief Financial Officer