Form 10-K
period 2021-12-31
Orion Group Holdings Inc
filed 2022-03-07
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

There were 30,970,233 shares of common stock outstanding as of February 18, 2022. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $177.7 million as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Registrant’s definitive Proxy Statement to be issued in connection with the 2021 Annual Meeting of Stockholders to be filed on or about April 1, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

ORION GROUP HOLDINGS, INC.

2021 Annual Report on Form 10-K

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

Item 1.            BUSINESS

General background

Orion Group Holdings, Inc., is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Canada and the Caribbean Basin through its marine segment and its concrete segment. Our marine segment provides construction and dredging services relating to marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services. Our concrete segment provides turnkey concrete construction services including pour and finish, site preparation, layout, forming, rebar, and mesh across the light commercial, structural and other associated business areas. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

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

Our operating principles and guiding beliefs include:

●	Safety - We believe work place safety and accident prevention is our moral obligation as well as a good business practice. By identifying and concentrating resources to address job site hazards, we continually strive to reduce our incident rates and the severity of the incidents.
●	Quality - We believe in the importance of performing high quality work.
●	Production - We believe in the importance of performing tasks safely, efficiently, and timely.
●	Integrity – We believe that integrity is the foundation upon which all other operating principles and guiding beliefs rest and it is achieved through maintaining high ethical standards through an established code of conduct and an effective company-wide compliance program.

●	Sustainability – We are committed to the overall Company’s sustainability, which encompasses many aspects of how we conduct ourselves and practice our core values. We believe sustainability is important to our customers, employees, shareholders, and communities, and is also a long-term business driver. By focusing on specific initiatives that address social, environmental, governance and economic challenges, we can minimize risk and increase our competitive advantage

Our Business Strategy

We employ the following key business strategies:

●	Continue to add construction capabilities - We continue to seek to add capabilities that will augment our core contracting and construction competencies, improve our gross margins, and allow us to compete more effectively for contracts that might not otherwise be available to us.
●	Expand into new markets and complementary service offerings and selectively pursue strategic acquisitions - We seek to identify attractive new markets and strategic opportunities to expand our service offering through greenfield expansions, diversification, or selective acquisitions.
●	Continue to capitalize on favorable long-term industry trends - We seek to capitalize on infrastructure capital investments across the markets we serve including port and marine infrastructure, government funded projects, transportation, oil and gas facilities, recreational waterside industry infrastructure expansion and environmental restoration markets. We seek to capitalize on privately and government funded projects across the commercial concrete markets we serve including industrial, institutional, commercial real estate, and recreational developments.
●	Diversification - To mitigate the risks inherent in the construction business as the result of general economic factors, we pursue projects in both the public and private sectors for a wide range of customers within each sector (from the federal government to small municipalities and from large corporations to small property owners and developers and in diverse geographic markets).
●	Continue to reinvest in our core operations - We pursue technically complex projects where our people, specialized services and equipment differentiate us from our competitors. We intend to enhance the types, numbers and capabilities of our equipment so we can provide turnkey construction services to our customers. This is intended to assure that when we are called on for business, we have the right people, skills, and equipment readily available for multiple projects.
●	Continue to attract, retain and develop our employees - We believe our employees are integral to the success of our project execution, and we continue to allocate resources to attract and retain talented managers, supervisors and field personnel.
●	Ownership of equipment - We own a large, versatile fleet of well-maintained construction equipment. The ownership of this equipment enables us to compete more effectively by ensuring availability of equipment at a favorable cost.

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

Office buildings, whether in downtown metropolitan cities or in business districts serving neighboring communities we apply our concrete experience to a variety of office project types, including low, mid-rise and high-rise concrete structures. We utilize different technologies for elevated concrete structures, such as high-rise concrete structures.

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

Bridges and Causeways

According to the American Society of Civil Engineers, as of their most recent report, one in thirteen of the nation’s bridges are structurally deficient, and the average age of the nation’s bridges is 44 years old. We are able to construct or restore overwater bridges, and design, repair, or replace, fendering systems for customers.

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

The following table represents concentrations of contract revenue by type of customer for the years ended December 31, 2021, 2020, and 2019.

	2021	%	2020	%	2019	%
Federal Government	$54,480	9%	$51,793	7%	$46,425	6%
State Governments	4,790	1%	27,574	4%	47,831	7%
Local Governments	120,311	20%	202,839	29%	212,958	30%
Private Companies	421,779	70%	427,736	60%	401,176	57%
Total contract revenues	$601,360	100%	$709,942	100%	$708,390	100%

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

In connection with both segments of the business, we often are required to provide various types of surety bonds that provide security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future. The bonds we provide typically are for the contract amount of the project. At December 31, 2021, the capacity under our current bonding arrangement was at least $750 million, with approximately $110 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Human Capital Management

At December 31, 2021, our marine segment had  845 employees, 277 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel. Our concrete segment had 1,602 employees, 101 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel.

From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice. We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our employees are not currently represented by labor unions, except certain employees in our marine segment located in the Pacific Northwest and Alaska, in respect of which collective bargaining agreements are in place. Certain employees are represented by collective bargaining agreements in our concrete segment. Employees represented by collective bargaining agreements represent approximately 4.2% of our total workforce.

Financial Information About Geographic Areas

We are a project-driven marine and concrete contractor, and our operations represent two reportable segments for financial reporting. Our business is primarily conducted along the coastal regions of the United States for our marine segment and in the metropolitan areas of Texas for our concrete segment. Revenues generated from our marine segment outside the United States, primarily in the Caribbean Basin and Mexico, totaled 0.5%, 1.8%, and 1.6% of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Our long-lived assets are substantially located in the United States.

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

In March of 2020, there was an outbreak of a pandemic, and the President of the United States declared the outbreak a national emergency. In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations and authorities around the world implemented a variety of measures intended to control the spread of the virus, including quarantines, “shelter-in-place,” “stay-at-home” and similar orders, travel restrictions, school closures, business curtailments and closures, social distancing and hygiene requirements, and other measures.

We provide a broad range of specialty construction services in the infrastructure, industrial and building sectors of the continental United States, Alaska, Canada and the Caribbean Basin, which are generally considered essential services exempt from many of the above measures. Since March 2020, when the World Health Organization declared the COVID-19 to be a global pandemic, we have continued to provide these services to our customers, but with added focused attention on the safety and health of our employees. However, the COVID-19 pandemic and related governmental and business responses has had and may continue to have an adverse effect on the markets we derive project opportunities from, our customers, and our operations. Several private sector markets from which we derive project opportunities have been and may continue to be impacted by the COVID-19 pandemic.  Customers in these impacted markets have delayed and may continue to delay both near term and future projects due to macroeconomic factors driven by the COVID-19 pandemic.  These delays have and may continue to negatively impact our ability to acquire new projects from increased competition due to fewer projects being available in the market place.  Supply chains for materials incorporated into the building of our projects and for our equipment used to complete our projects have been and may continue to be impacted.  Labor markets have been and may continue to be impacted by COVID-19 related government transfer payments and other pandemic related factors, which have and may continue to result in a lower workforce participation rate.  Additionally, as a result of the pandemic and various governmental orders,  we have altered our operations to allow for appropriate social distancing and hygiene, which has led to decreased efficiency and productivity in our workforce and our operations, and a significant number of our corporate employees have been working from home.  We have had and may continue to see disruptions to our operations as variants of the COVID-19 virus cause increases in absenteeism rates among our workforce.  In addition, management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a substantial investment of time, energy, resources and focus.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict, including: the severity of the virus; the duration and scope of the pandemic; the impact of the vaccines and their effectiveness against COVID-19 and its evolving variants; governmental, business, individual and other actions taken in response to the pandemic; the effect on our suppliers and disruptions to the global supply chain; the impact on economic activity; the extent and duration of the impact on consumer and business confidence and spending; the effect on our end-user customers; the effect of any closures or other changes in operations of our and our suppliers’, distributors’ and end-user customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our construction and other critical functions, particularly if employees become ill, are quarantined as a result of exposure, or are reluctant to show up for work; our ability to provide services, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions; the effect on employee healthcare costs; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our end-user customers to pay for our services; the potential effects on our internal controls, including those over financial reporting, as a result of changes in working arrangements that are applicable to our employees and business partners; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future.

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

As of December 31, 2021, we had a backlog of work to be completed on contracts totaling approximately $376.9 million in our marine segment and approximately $213.1 million in our concrete segment. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.

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

Construction and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, or other construction or worksite hazards. On most sites, we are responsible for safety and  are contractually obligated to implement safety procedures. Our safety record is an important consideration for us and for our customers. If serious accidents or fatalities occur or our safety record was to deteriorate, we may be excluded from bidding on certain work, expose ourselves to possible lawsuits, and existing service arrangements could be terminated, thus having a material adverse impact on our financial position, results of operations, cash flows and liquidity. Further, regulatory changes implemented by OSHA or the U.S. Coast Guard could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

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

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2021, we recorded less than $0.1 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims. Should negative trends persist; we could continue to be negatively impacted in the future.

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

At December 31, 2021, our total indebtedness under the Credit Agreement was approximately $39.0 million. We must comply with various affirmative and negative covenants contained in our Credit Agreement, some of which may restrict the way in which we would like to conduct our business. Among other things, our requirements under out debt instruments could potentially limit our ability to:

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

We may incur additional indebtedness in the future under our existing Credit Agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of these. If we incur additional indebtedness in the future, it likely would be under our existing Credit Agreement or under arrangements that may have terms and conditions at least as restrictive as those contained in our existing Credit Agreement. At December 31, 2021, available capacity to borrow on the revolving lines of credit was $9.3 million. Failure to comply with the terms and conditions of any existing or future indebtedness, including current or prospective covenants, would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness.

Our current Credit Agreement expires on July 31, 2023.  Failure to secure a new credit facility could restrict our access to capital, which may prevent us from funding our operations or from engaging in certain transactions which might otherwise be considered beneficial to us.  Additionally, rising interest rates may increase our cost of capital and, therefore, reduce the amount of capital available to fund our operations.

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

Item 1B.         UNRESOLVED STAFF COMMENTS

None

Item 2.            PROPERTIES

Our corporate headquarters is located at 12000 Aerospace Avenue, Suite 300, Houston, Texas 77034, with 24,746 square feet of office space that we lease, with a current term expiring April 30, 2022 and with two five-year extensions at our option. Our executive, legal, finance, and some accounting offices are located at this facility. We lease office space in Alaska, Louisiana, Florida, Texas and Washington for our operations, including office and yard space for our concrete segment. We own property for our waterfront maintenance and dock facilities, including an equipment yard in Texas, which totals approximately 35.3 acres. We also own approximately 340 acres of land in the upper Houston Ship Channel used as a Dredge Material Placement Area ("DMPA"). We may lease smaller project related offices throughout our operating areas when the need arises.

We believe that our existing facilities are adequate for our operations. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility. Some of our real estate assets are pledged to secure our credit facility.

Item 3.            LEGAL PROCEEDINGS

Please refer to Note 17 of the Notes to the Financial Statements (Part IV, Item 15 of this Form  10-K for a discussion of legal proceedings.

Item 4.            MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ORN”.

Holders

As of February 18, 2022, we had approximately 5,894 stockholders of record including beneficial holders.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Orion Group Holdings, Inc., the S&P 500 Index and the Dow Jones US Heavy Construction Index

$250
$200
$150
$100
$50
$0
12/2016
12/2017
12/2018
12/2019
12/31/2020
12/31/2021
Orion Group Holdings, Inc.
S&P 500
Dow Jones US Heavy Civil Construction

*$100 Invested on 12/31/16 in stock or index , including reinvestment of dividends. Fiscal year ending December 31.

	2016	2017	2018	2019	2020	2021
Orion Group Holdings, Inc.	100.00	78.69	43.12	52.16	49.85	37.89
S&P 500	100.00	119.42	111.97	144.31	167.77	212.89
Dow Jones US Heavy Civil Construction	100.00	104.51	76.67	102.11	123.25	184.05

*   This table and the information therein is being furnished but not filed.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2022.

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

2021 Recap and 2022 Outlook

In 2021, we recorded revenues of $601.4 million, of which $263.9 million was attributable to our marine segment and the remaining $337.5 million to our concrete segment. In addition, we ended 2021 with a consolidated backlog of $590.0 million. Our revenues in 2021 decreased by 15.3% as compared with 2020 and we recorded a net loss of $14.6 million, as compared with net income of $20.2 million in the prior year.

Looking toward 2022, the Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities.

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

Marine Segment

Demand for our marine construction services continues, given our differentiated capabilities and service offering within the space. We continue to see bid opportunities to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. However, we have some concerns about the short-term outlook for and are closely monitoring the short and long-term cruise line capital expenditures as their current demand has been severely impacted by COVID-19. Further, while we currently see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy, we recognize that the timing of project awards may be impacted as a result of volatility of oil prices due to COIVD-19 related uncertainties. Over the long-term, we expect to see bid opportunities in this sector from petrochemical-related businesses, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities will also remain over the long-term, many of which are related to the widened Panama Canal. Additionally, bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, opportunities under the Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the “RESTORE Act”) may arise into 2022. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers.

In the long-term, we see positive trends in demand for our services in our end markets, including:

●	Continuing need to repair and improve degrading U. S. marine infrastructure;
●	Long-term demand from downstream energy-related companies will be driven by larger capital projects, as well as maintenance call-out work;
●	Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;
●	Possible work opportunities generated by the Water Resources Reform and Development Act (the “WRRDA Act”) authorizing expenditures for the conservation and development of the nation’s waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;
●	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;
●	Funding for highways and transportation under successor Acts to the FAST Act;
●	Nearly $7 billion of federal funding provided by the USACE in connection with disaster recovery in Texas; and,
●	Potential opportunities related to the federal infrastructure bill.

Concrete Segment

Demand for our concrete segment’s services continues, although timing of certain new project releases could be delayed as a result of COVID-19 related macroeconomic impacts. We currently see long-term demand for our concrete construction services in the Texas building sector as Texas’ four major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for population and business growth. Population growth throughout our markets continues to drive new distribution centers, education facilities, office expansion, retail and grocery establishments, new multi-family housing units, and structural towers for business, residential or mixed-use purposes.  The diversified Texas economy provides us with multiple sources of bid opportunities. Additional demand for concrete services in our markets could be provided by work as part of the federal infrastructure bill.

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

●Potential opportunities related to the federal infrastructure bill.

Consolidated Results of Operations

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which is generally less than a year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve-month period. We have not been adversely affected by contract cancellations or modifications in the past, however we may be in the future, especially in economically uncertain periods.

Backlog as of the periods ended below are as follows (in millions):

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Marine segment	$376.9	$379.9	$170.2	$154.8	$202.6
Concrete segment	213.1	192.9	224.2	210.0	236.9
Consolidated	$590.0	$572.8	$394.4	$364.8	$439.5

The increase in backlog during the quarter is primarily driven by new jobs we won. The general trend of declining backlog over the past year through June 2021 is due in significant part to headwinds created by the COVID-19 pandemic in certain end market sectors, which has slowed the timing of project awards.  We, however, remain optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $2.6 billion of quoted bids outstanding at quarter end, of which $138 million we are the apparent low bidder on or have been awarded contracts subsequent to the end of the fiscal year ended December 31, 2021.

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

Income Statement Comparisons

	Year ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$601,360	100.0%	$709,942	100.0%	$708,390	100.0%
Cost of contract revenues	560,393	93.2%	625,239	88.1%	644,349	91.0%
Gross profit	40,967	6.8%	84,703	11.9%	64,041	9.0%
Selling, general and administrative expenses	60,181	10.0%	65,091	9.3%	61,012	8.7%
Amortization of intangible assets	1,521	0.3%	2,070	0.3%	2,640	0.4%
Gain on disposal of assets, net	(11,418)	(2.0)	(9,044)	(1.4)	(1,804)	(0.3)%
Operating (loss) income	(9,317)	(1.5)%	26,586	3.7%	2,193	0.3%
Other (expense) income:
Other income	199	—%	347	—%	771	0.1%
Interest income	136	—%	183	—%	353	—%
Interest expense	(5,076)	(0.8)%	(4,920)	(0.6)%	(6,808)	(0.9)%
Other expense, net	(4,741)	(0.8)%	(4,390)	(0.6)%	(5,684)	(0.8)%
(Loss) income before income tax expense	(14,058)	(2.3)%	22,196	3.1%	(3,491)	(0.5)%
Income tax expense	502	0.1%	1,976	0.3%	1,868	0.3%
Net (loss) income	$(14,560)	(2.4)%	$20,220	2.8%	$(5,359)	(0.8)%

Year ended December 31, 2021 compared with year ended December 31, 2020

Contract Revenues. Contract revenues for the year ended December 31, 2021 of $601.4 million decreased $108.5 million or 15.3% as compared to $709.9 million in the prior year period. The decrease was primarily driven by a reduction in project activity compared to the prior year in the marine segment as a result of reduced and/or delayed bid opportunities due to the continued impacts from COVID 19 on the industries in which we serve.

Gross Profit.  Gross profit was $41.0 million for the year ended December 31, 2021, compared to $84.7 million in the prior year period, a decrease of $43.7 million or 51.6%. Gross profit in the period was 6.8% of total contract revenues as compared to 11.9% in the prior year period. The decrease in gross profit dollars and percentage was driven by the decreased activity and volumes which negatively impacted revenue and contributed to an under recovery of indirect costs primarily related to decreased labor and equipment utilization. We also incurred decreased project performance in our concrete segment.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $60.2 million for the year ended December 31, 2021 compared to $65.1 million in the prior year period, a decrease of $4.9 million or 7.5%. As a percentage of total contract revenues, SG&A expenses increased from 9.3% to 10.0% primarily as a result of the reduced revenue noted above. The decrease in SG&A dollars was driven by a decrease in the current year period related to bonus expense, business development costs pursuant to timing of project pursuits and awards and travel related costs.

Gain on Disposal of Assets, net. During the year ended December 31, 2021 and 2020, we realized $11.4 million and $9.0 million, respectively, of net gains on disposal of assets. Included in the current year amount is a net gain of $6.7 million related to the sale of property in Tampa, Florida. See Note 6 in this form 10-K for a further description of the sale of property. Included in the prior year amount is a $2.9 million net gain on insurance recoveries.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses. Interest expense for the current year period included $2.1 million related to the extinguishment of our term loan and related interest rate swaps.

Income Tax Expense. We recorded tax expense of $0.5 million in the year ended December 31, 2021, compared to tax expense of $2.0 million in the prior year period. Our effective tax rate for the year ended December 31, 2021 was (3.6)%, which differs from the federal statutory rate of 21% primarily due to the valuation allowance related to the current year net loss.

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

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues.  In connection with the preparation of the financial statements for the year ended December 31, 2021, the Company has identified and corrected certain immaterial errors in segment reporting for all periods presented. Specifically, certain corporate overhead costs previously recorded to the marine segment as part of operating income (loss) and allocated from the marine segment to the concrete segment below operating income in the other income (expense) line have been allocated from the marine segment to the concrete segment as part of the determination of operating income for each segment. These corrections resulted in an offsetting change in operating income (loss) for each segment of $12.9 million and $11.8 million for the years ended December 31, 2020 and December 31, 2019, respectively.

	Year ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$164,636	62.4%	$240,353	61.9%	$258,039	69.9%
Private sector	99,279	37.6%	147,820	38.1%	111,099	30.1%
Marine segment total	$263,915	100.0%	$388,173	100.0%	$369,138	100.0%
Concrete segment
Public sector	$14,945	4.4%	$41,853	13.0%	$49,175	14.5%
Private sector	322,500	95.6%	279,916	87.0%	290,077	85.5%
Concrete segment total	$337,445	100.0%	$321,769	100.0%	$339,252	100.0%
Total	$601,360		$709,942		$708,390

Operating income (loss)
Marine segment	$5,760	2.2%	$29,815	7.7%	$12,841	3.5%
Concrete segment	(15,077)	(4.5)%	(3,229)	(1.0)%	(10,648)	(3.1)%
Total	$(9,317)		$26,586		$2,193

Year ended December 31, 2021 compared with year ended December 31, 2020

Marine Segment

Revenues for our marine segment for the year ended December 31, 2021 were $263.9 million compared to $388.2 million for the year ended December 31, 2020, a decrease of $124.3 million, or 32.0%. The decrease was primarily attributable to a reduction in project activity compared to the prior year period.

Operating income for our marine segment for the year ended December 31, 2021 was $5.8 million, compared to operating income of $29.8 million for the year ended December 31, 2020, a decrease of $24.0 million. Excluding the impact of the sale of property in Tampa, Florida in the current year and the net gain on insurance recoveries and the recovery on a disputed receivable in the prior year operating loss was $0.6 million for the year ended December 31, 2021, compared to operating income of $26.1 million for the year ended December 31, 2020, a decrease of $26.7 million. This decrease in operating income was primarily due to the decrease in revenue noted above and related under recovery of indirect costs as a result of decreased labor and equipment utilization.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2021 were $337.5 million compared to $321.8 million for the year ended December 31, 2020, an increase of $15.7 million, or 4.9%. This increase resulted from increased production volumes in the current year period.

Operating loss for our concrete segment for the year ended December 31, 2021 was $15.1 million, compared to $3.2 million for the year ended December 31, 2020, an increase in operating loss of $11.9 million. This increase in operating loss was primarily due to decreased project performance and lower margins on several projects during the 2021 period.

Year ended December 31, 2020 compared with year ended December 31, 2019

Marine Segment

Revenues for our marine segment for the year ended December 31, 2020 were $388.2 million compared to $369.1 million for the year ended December 31, 2019, an increase of $19.1 million, or 5.2%.

Operating income for our marine segment for the year ended December 31, 2020 was $29.8 million, compared to operating income of $12.8 million for the year ended December 31, 2019, an increase of $17.0 million. This increase in operating income included $6.7 million of net gains on disposal of assets. Excluding the increase in net gains on disposal of assets, net operating income for our marine segment for the year ended December 31, 2020 was $21.7 million compared to operating income of $11.5 million for the year ended December 31, 2019, an increase of $10.2 million. This increase in operating income was primarily due to project execution related margin improvement and non-direct cost recovery compared to the prior year period.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2020 were $321.8 million compared to $339.3 million for the year ended December 31, 2019, a decrease of $17.5 million, or 5.2%.

Operating loss for our concrete segment for the year ended December 31, 2020 was $3.2 million, compared to an operating loss of $10.6 million for the year ended December 31, 2019, a decrease in operating loss of $7.4 million. This decrease in operating loss was primarily due to the improvement  in project margins.

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

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities and borrowings under our credit facilities. The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company has adequate liquidity to operate.  Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, and capital expenditures. Based on a careful assessment of these factors management believes that the Company will have adequate liquidity for its operations for at least the next 12 months.

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At December 31, 2021, our working capital was $36.2 million, as compared with $54.8 million at December 31, 2020. As of December 31, 2021, we had unrestricted cash on hand of $12.3 million. Our borrowing capacity at December 31, 2021 was approximately $9.3 million.

Ninth Amendment to Revolving Credit Facility

On March 1, 2022, we entered into an amended revolving line of credit and swingline loan agreement (the “Ninth Amendment”) to, among other things, waive covenant defaults, reset the revolver limit, implement an anti-cash hoarding provision and institute temporary covenant requirements. For further details of the Ninth Amendment, see Note 20 in the Notes to the Financial Statements (of this Form 10-K).

We expect to meet our future internal liquidity and working capital needs and maintain or replace our equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by our operating activities for at least the next 12 months. Although our line of credit is reduced, we believe our cash position is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31, 2021, 2020 and 2019:

	2021	2020	2019
Net (loss) income	$(14,560)	$20,220	$(5,359)
Adjustments to remove non-cash and non-operating items	22,726	26,338	35,457
Cash flow from net income after adjusting for non-cash and non-operating items	8,166	46,558	30,098
Change in operating assets and liabilities (working capital)	(8,097)	(526)	(30,814)
Cash flows provided by (used in) operating activities	$69	$46,032	$(716)
Cash flows provided by (used in) investing activities	$10,629	$(3,129)	$(13,331)
Cash flows provided by (used in) financing activities	$6	$(42,400)	$6,449

Capital expenditures (included in investing activities above)	$(16,975)	$(14,694)	$(17,199)

Operating Activities. During 2021, we generated approximately $0.1 million in cash from our operating activities. The net cash inflow is comprised of $8.2 million of cash inflows from net income, after adjusting for non-cash items and $8.1 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Consolidated Statements of Cash Flows, were primarily driven by a $2.4 million outflow pursuant to the relative timing and significance of project progression and billings during the period, a  $1.3 million outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued  liabilities during the period and a $4.9 million decrease in operating lease liabilities during the period, partially offset by $0.5 million of other cash inflows.

During 2020, we generated approximately $46.0 million in cash from our operating activities. The net cash inflow is comprised of $46.5 million of cash inflows from net income, after adjusting for non-cash items, partially offset by $0.5 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Consolidated Statements of Cash Flows, were primarily driven by a $6.5 million outflow pursuant to the relative timing and significance of project progression and billings during the period, a $5.4 million decrease in operating lease liabilities during the period and $1.3 million of other outflows, partially offset by a $12.7 million inflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period.

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

Investing Activities. Capital asset additions and betterments to our fleet were $17.0 million in 2021, as compared with $14.7 million and $17.2 million in 2020 and 2019, respectively. Proceeds from the sale of property and equipment were $27.1 in the year ended December 31, 2021, as compared with $5.9 million in the year ended December 31, 2020. The increase in proceeds from the sale of property and equipment for the year ended December 31, 2021 is primarily related to the sale of our property in Tampa, Florida.

Financing Activities. During the year ended December 31, 2021, we drew down $53 million from our revolving line of credit. During the year ended December 31, 2021 we repaid $19 million on our revolving line of credit.

During the year ended December 31, 2021 we fully extinguished the term loan portion of our Credit Facility, in part using proceeds from the sale of property in Tampa, Florida.  The extinguishment of the term loan reduced our exposure to variability in interest rates and eliminated future loan amortization payment commitments.  Concurrent with extinguishing the term loan, we canceled the remaining open position on our interest rate swap, resulting in a $1.3 million loss on the mark to market value of the swap at the date of termination.  The $1.3 million was paid to the counterparty, cleared from the balance sheet as an interest rate swap liability, removed from Other Comprehensive Income and charged to interest expense during the year ended December 31, 2021.  Further, the remaining $0.8 million of unamortized deferred debt issuance costs were charged to interest expense related to the early extinguishment of the term loan.   There were no penalties incurred related to early payment of the term loan.

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

Sources of Capital

As of December 31, 2021, our available sources of capital consist of borrowing availability on our revolving line of credit of $9.3 million pursuant to our Credit Facility.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A minimum consolidated EBITDA requirement to not be less than the following during each noted period:

- Fiscal Quarter Ending March 31, 2022 - $2.6 million.

- Fiscal Quarter Ending June 30, 2022 - $7.7 million on a year-to-date basis.

•	A consolidated Leverage Ratio to not exceed the following during each noted period:

- Fiscal Quarter Ending September 30, 2022 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

•	A consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:

- Fiscal Quarter Ending December 31, 2022 and each Fiscal Quarter thereafter, to not be less than 1.25 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

During the fourth quarter of 2021, the Company initiated discussions with the lead bank due to concerns it would not be in compliance with financial covenants.  The Company executed the Ninth Amendment during March 2022. With the execution of the aforementioned amendment, the Company obtained a waiver on the financial covenants as of December 31, 2021. See Note 11 in the Notes to the Financial Statements (of this Form 10-K) for further discussion on the Company’s Debt.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At December 31, 2021, the capacity under our current bonding arrangement was at least $750 million, with approximately $110 million of projects being bonded. We believe our balance sheet and working capital position are sufficient to allow us to continue to access our bonding capacity.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel, concrete and steel. Due to the relative short-term duration of our projects, we are generally able to include anticipated price increases in the cost of our bids.

Off Balance Sheet Arrangements

Currently our only off balance sheet arrangements are those discussed above under “Bonding Capacity” and those which arise in the normal course of business. These arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. See Note 17 of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Financial Statements (Part IV, Item 15 of this Form  10-K) for further discussion.

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

Interest rate risk

At December 31, 2021, we had $39.0 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 2.38%. Based on the amounts outstanding under our credit facility as of December 31, 2021, a 100 basis-point increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.4 million.

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

Based on management’s evaluation with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, under the oversight of our principal executive officer and principal financial officer, and Audit Committee, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control - An Integrated Framework (“2013 Framework”). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance U.S. generally accepted accounting principles.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021. KPMG LLP’s report appears on page F-4 of this annual report on Form 10-K.

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

Item 9B.            OTHER INFORMATION

Following the departure of the Company’s Chief Financial Officer on October 29, 2021, our Chief Executive Officer, Mark R. Stauffer (the former Chief Financial Officer), assumed the duties of Interim Chief Financial Officer while the Company conducts a search for a new Chief Financial Officer.

Item 9C.            COVERED ISSUER

Not applicable.

PART III

Item 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2022.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Austin J. Shanfelter	64	Chairman of the Board	2007
Thomas N. Amonett	78	Director	2007
Michael J. Caliel	62	Director	2019
Richard L. Daerr, Jr.	77	Director	2007
Margaret M. Foran	67	Director	2019
Quentin P. Smith, Jr.	70	Director	2022
Mary E. Sullivan	65	Director	2019
Mark R. Stauffer	59	President, Chief Executive Officer, Interim Chief Financial Officer and Director	1999
Peter R. Buchler	75	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009

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

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2022.

Item 11.            EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2022.

Item 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2022.

Item 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2022.

Item 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2022.

PART IV

Item 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.Financial Statements

The Company’s Consolidated Financial Statements at December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.Financial Statement Schedule

The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2021 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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

† 10 .3

Form of Stock Option Agreement Under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001-33891)).

† 10 .4

Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001-33891)).

† 10 .5

Executive Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33891)).

† 10 .6

Orion Group Holdings, Inc. 2017 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2017 (File No. 001-33891)).

† 10.7

Form of Stock Option Agreement under the 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001-33891)).

† 10.8

Form of Restricted Stock Agreement under the 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001-33891)).

† 10.9

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

10.11

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

† 10.12

Employment Agreement dated January 1, 2015 between Orion Marine Group, Inc. and Mark R. Stauffer (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015)(File No. 001-33891).

† 10.13

First Amendment, effective January 1, 2017, to Employment Agreement by and between Orion Group Holdings, Inc. and Mark Stauffer dated January 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 20, 2017 (File No. 001-33891)).

† 10.14

Second Amendment, effective June 5, 2018, to Employment Agreement by and between Orion Group Holdings, Inc. and Mark Stauffer dated January 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2018 (File No. 001-33891)).

Exhibit Number	Description
† 10.15

Third Amendment, effective June 19, 2019, to Employment Agreement by and between Orion Group Holdings, Inc. and Mark Stauffer dated January 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-33891)).

† 10.16

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

† 10.20

Third Amendment, effective June 19, 2019, to Employment Agreement by and between Orion Group Holdings, Inc. and Peter R. Buchler dated January 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-33891)).

† 10.21

Fourth Amendment to Employment Agreement by and between Orion Group Holdings, Inc. and Peter R. Buchler, effective June 30, 2021. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2021 (File No. 001-33891)).

10.22

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

10.23

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

10.24

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
10.25

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

10.26

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

10.27

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

10.28

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

10.29

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

10.30

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

*10.31

Ninth amendment, effective March 1, 2022, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A. and BOKF, NA dba Bank of Texas, as Co-Syndication Agents.

* 21 .1	List of Subsidiaries.
* 23 .1	Consent of Independent Registered Public Accounting Firm -KPMG, LLP.
24 .1	Power of Attorney (included on signature page of this filing).
* 31 .1	Certification of CEO pursuant to Section 302.
* 31 .2	Certification of CFO pursuant to Section 302.
* 32 .1	Certification of CEO and CFO pursuant to Section 906.

Exhibit Number	Description
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

†     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

March 7, 2022	By:	/s/ Mark R. Stauffer
Mark R. Stauffer President, Chief Executive Officer, Interim Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark R. Stauffer	President, Chief Executive Officer and	March 7, 2022
Mark R. Stauffer	Director

/s/ Mark R. Stauffer	Interim Chief Financial Officer	March 7, 2022
Mark R. Stauffer

/s/ Austin J. Shanfelter	Chairman of the Board	March 7, 2022
Austin J. Shanfelter

/s/ Thomas N. Amonett	Director	March 7, 2022
Thomas N. Amonett

/s/ Michael J. Caliel	Director	March 7, 2022
Michael J. Caliel

/s/ Richard L. Daerr, Jr.	Director	March 7, 2022
Richard L. Daerr, Jr.

/s/ Margaret M. Foran	Director	March 7, 2022
Margaret M. Foran

/s/ Quentin P. Smith, Jr.	Director	March 7, 2022
Quentin P. Smith, Jr.

/s/ Mary E. Sullivan	Director	March 7, 2022
Mary E. Sullivan

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of estimated costs at completion for certain long-term, fixed-priced construction contracts

As discussed in Note 2 to the consolidated financial statements, contract revenue is recognized over time because control of the promised goods and services is continually transferred to the customer.  Progress is measured by the percentage of actual costs incurred to date to the total estimated costs at completion. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance. The Company reported contract revenues of $601.4 million, which included revenue related to long-term, fixed price construction contracts.

We identified the evaluation of estimated costs at completion for certain long-term, fixed-priced construction contracts in the Marine segment as a critical audit matter. Evaluating the Company’s estimated costs at completion for contracts in progress involved auditor judgment given the variability and estimation uncertainty associated with costs of material and labor to be incurred over a long-term contract period.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over the estimation of costs to complete certain long-term, fixed-priced construction contracts. We evaluated the Company’s ability to estimate these amounts by comparing the Company’s previous estimates to actual results. We evaluated estimated costs at completion for certain in-progress contracts by:

●	inspecting contractual documents with customers

●	conducting interviews with and reviewing questionnaires prepared by project personnel to gain an understanding of the status, risks and uncertainties of projects

●	analyzing documentation for a selection of costs in the estimated costs at completion, including the cost of labor, materials, and subcontracts.

/s/ KPMG, LLP

We have served as the Company’s auditor since 2017.

Houston, Texas
March 7, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Orion Group Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 7, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG, LLP

Houston, Texas
March 7, 2022

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$12,293	$1,589
Accounts receivable:
Trade, net of allowance for credit losses of $323 and $411, respectively	88,173	96,369
Retainage	41,379	36,485
Income taxes receivable	405	419
Other current	17,585	59,492
Inventory	1,428	1,548
Contract assets	28,529	32,271
Prepaid expenses and other	8,142	7,229
Total current assets	197,934	235,402
Property and equipment, net of depreciation	106,654	125,497
Operating lease right-of-use assets, net of amortization	14,686	18,874
Financing lease right-of-use assets, net of amortization	14,561	12,858
Inventory, non-current	5,418	6,455
Intangible assets, net of amortization	8,556	10,077
Deferred income tax asset	41	70
Other non-current	3,900	4,956
Total assets	$351,750	$414,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$39,141	$4,344
Accounts payable:
Trade	48,217	48,252
Retainage	923	716
Accrued liabilities	38,594	84,637
Income taxes payable	601	639
Contract liabilities	26,998	33,135
Current portion of operating lease liabilities	3,857	4,989
Current portion of financing lease liabilities	3,406	3,901
Total current liabilities	161,737	180,613
Long-term debt, net of debt issuance costs	259	29,523
Operating lease liabilities	11,637	14,537
Financing lease liabilities	10,908	8,376
Other long-term liabilities	18,942	19,837
Deferred income tax liability	169	207
Interest rate swap liability	—	1,602
Total liabilities	203,652	254,695
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 31,712,457 and 31,171,804 issued; 31,001,226 and 30,460,573 outstanding at December 31, 2021 and December 31, 2020, respectively	317	312
Treasury stock, 711,231 shares, at cost, as of December 31, 2021 and December 31, 2020, respectively	(6,540)	(6,540)
Accumulated other comprehensive loss	—	(1,602)
Additional paid-in capital	185,881	184,324
Retained loss	(31,560)	(17,000)
Total stockholders’ equity	148,098	159,494
Total liabilities and stockholders’ equity	$351,750	$414,189

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2021	2020	2019
Contract revenues	$601,360	$709,942	$708,390
Costs of contract revenues	560,393	625,239	644,349
Gross profit	40,967	84,703	64,041
Selling, general and administrative expenses	60,181	65,091	61,012
Amortization of intangible assets	1,521	2,070	2,640
Gain on disposal of assets, net	(11,418)	(9,044)	(1,804)
Operating (loss) income	(9,317)	26,586	2,193
Other (expense) income:
Other income	199	347	771
Interest income	136	183	353
Interest expense	(5,076)	(4,920)	(6,808)
Other expense, net	(4,741)	(4,390)	(5,684)
(Loss) income before income taxes	(14,058)	22,196	(3,491)
Income tax expense	502	1,976	1,868
Net (loss) income	$(14,560)	$20,220	$(5,359)

Basic (loss) earnings per share	$(0.47)	$0.67	$(0.18)
Diluted (loss) earnings per share	$(0.47)	$0.67	$(0.18)
Shares used to compute (loss) income per share:
Basic	30,763,527	30,122,362	29,322,054
Diluted	30,763,527	30,122,362	29,322,054

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Year ended December 31,
	2021	2020	2019
Net (loss) income	$(14,560)	$20,220	$(5,359)
Change in fair value of cash flow hedge, net of tax expense of $368, tax benefit of $128 and tax benefit of $228 for the years ended December 31, 2021, 2020 and 2019, respectively	1,234	(429)	(765)
Total comprehensive (loss) income	$(13,326)	$19,791	$(6,124)

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, January 1, 2019	29,611,989	$296	(711,231)	$(6,540)	$(52)	$179,742	$(31,861)	$141,585
Stock-based compensation	—	—	—	—	—	2,753	—	2,753
Exercise of stock options	7,021	—	—	—	—	35	—	35
Issuance of restricted stock	757,012	8	—	—	—	(8)	—	—
Forfeiture of restricted stock	(72,627)	(1)	—	—	—	1	—	—
Cash flow hedge	—	—	—	—	(993)	—	—	(993)
Net loss	—	—	—	—	—	—	(5,359)	(5,359)
Balance, December 31, 2019	30,303,395	$303	(711,231)	$(6,540)	$(1,045)	$182,523	$(37,220)	$138,021
Stock-based compensation	—	—	—	—	—	1,998	—	1,998
Issuance of restricted stock	1,038,044	10	—	—	—	(10)	—	—
Forfeiture of restricted stock	(107,383)	—	—	—	—	—	—	—
Purchase of vested stock-based awards	(62,252)	(1)	—	—	—	(187)	—	(188)
Cash flow hedge	—	—	—	—	(557)	—	—	(557)
Net income	—	—	—	—	—	—	20,220	20,220
Balance, December 31, 2020	31,171,804	$312	(711,231)	$(6,540)	$(1,602)	$184,324	$(17,000)	$159,494
Stock-based compensation	—	—	—	—	—	2,401	—	2,401
Exercise of stock options	28,546	—	—	—	—	110		110
Issuance of restricted stock	916,531	9	—	—	—	(9)	—	—
Forfeiture of restricted stock	(234,232)	(2)	—	—	—	2	—	—
Payments related to tax withholding for share-based compensation	(170,192)	(2)	—	—	—	(947)	—	(949)
Cash flow hedge	—	—	—	—	1,602	—	—	1,602
Net loss	—	—	—	—	—	—	(14,560)	(14,560)
Balance, December 31, 2021	31,712,457	$317	(711,231)	$(6,540)	$—	$185,881	$(31,560)	$148,098

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(14,560)	$20,220	$(5,359)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Operating activities:
Depreciation and amortization	22,608	23,893	26,096
Amortization of ROU operating leases	5,102	5,874	5,177
Amortization of ROU finance leases	2,822	3,324	2,312
Write-off of debt issuance costs upon debt modification	790	—	399
Amortization of deferred debt issuance costs	430	763	453
Deferred income taxes	(9)	17	71
Stock-based compensation	2,401	1,998	2,753
Gain on disposal of assets, net	(11,418)	(6,185)	(1,804)
Gain on involuntary disposition of assets, net	—	(2,859)	—
Allowance for credit losses	—	(487)	—
Change in operating assets and liabilities:
Accounts receivable	4,703	23,587	(51,709)
Income tax receivable	14	543	(495)
Inventory	371	148	503
Prepaid expenses and other	143	(1,070)	131
Contract assets	3,742	9,118	(32,172)
Accounts payable	589	(22,015)	28,894
Accrued liabilities	(6,544)	11,092	1,334
Operating lease liabilities	(4,940)	(5,399)	(5,843)
Income tax payable	(38)	(884)	1,523
Contract liabilities	(6,137)	(15,646)	27,020
Net cash provided by (used in) operating activities	69	46,032	(716)
Cash flows from investing activities:
Proceeds from sale of property and equipment	27,164	5,944	2,015
Purchase of property and equipment	(16,975)	(14,694)	(17,199)
Contributions to CSV life insurance	—	(99)	(721)
Insurance claim proceeds related to property and equipment	440	5,720	2,574
Net cash provided by (used in) investing activities	10,629	(3,129)	(13,331)
Cash flows from financing activities:
Borrowings from Credit Facility	53,000	10,000	63,000
Payments made on borrowings from Credit Facility	(49,120)	(48,204)	(70,210)
Proceeds from sale-leaseback arrangement	—	—	18,210
Loan costs from Credit Facility	—	(389)	(1,680)
Payments of finance lease liabilities	(3,035)	(3,619)	(2,906)
Payments related to tax withholding for share-based compensation	(949)	(188)	—
Exercise of stock options	110	—	35
Net cash provided by (used in) financing activities	6	(42,400)	6,449
Net change in cash, cash equivalents and restricted cash	10,704	503	(7,598)
Cash, cash equivalents and restricted cash at beginning of period	1,589	1,086	8,684
Cash, cash equivalents and restricted cash at end of period	$12,293	$1,589	$1,086

Cash and cash equivalents	$12,293	$1,589	$128
Restricted cash	—	—	958
Total cash, cash equivalents and restricted cash shown above	$12,293	$1,589	$1,086

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,423	$3,187	$6,311
Taxes, net of refunds	$568	$2,174	$578

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020 and 2019

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

In connection with preparing consolidated financial statements for each annual and interim reporting period, the Company is required to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt exists when conditions and events, considered in aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans and actions that have not been fully implemented as of the date that the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both: (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued; and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company has adequate liquidity to operate.  Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, our ability to manage spending on capital expenditures, limit spending on the ERP system implementation and improve working capital. Based on a careful assessment of these factors management believes that the Company will have adequate liquidity for its operations for at least the next 12 months. Therefore, management’s conclusion is that substantial doubt is not raised as to our ability to continue as a going concern.

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

Revenue Recognition

The Company’s revenue is derived from contracts to provide marine construction, dredging, turnkey concrete services, and other specialty services. The Company’s projects are typically brief in duration, however may span a period of over one year. The Company determines the appropriate accounting treatment for each contract before work begins and, subject to qualifications discussed in the next paragraph, generally records contract over time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at December 31, 2021 and December 31, 2020 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company has significant investments in billed and unbilled receivables as of December 31, 2021 and December 31, 2020. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk receivables identified by management are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than the carrying value. As of December 31, 2021, and December 31, 2020, the Company has recorded an allowance for credit losses of $0.3 million and $0.4 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at December 31, 2021 totaled $41.4 million, of which $5.4 million is expected to be collected beyond December 31, 2022. Retainage at December 31, 2020 totaled $36.5 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of December 31, 2021 or December 31, 2020.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of December 31, 2021 or December 31, 2020.

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

Separately, the Company’s marine segment employee health care is paid for by general assets of the Company and currently administered by a third party. The administrator has purchased appropriate stop-loss coverage. Losses on these policies up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. The accruals are derived from known facts, historical trends and industry averages to determine the best estimate of the ultimate expected loss.  Actual claims may vary from estimates. Any adjustments to such reserves are included in the Consolidated Statements of Operations in the period in which they become known. The Company’s concrete segment employee health care is provided through two policies. A fully funded policy is offered primarily to salaried employees and their dependents while a partially self-funded plan with an appropriate stop-loss is offered primarily to hourly employees and their dependents. The self-funded plan is funded to the maximum exposure and, as a result, is expected to receive a partial refund after the policy expiration.

The total accrual for insurance claims liabilities was $19.8 million and $60.4 million at December 31, 2021 and December 31, 2020, respectively, reflected as a component of accrued liabilities in the consolidated balance sheet. The total accrual for insurance claims receivable was $13.3 million and $57.0 million at December 31, 2021 and December 31, 2020, respectively, reflected as a component of other current accounts receivable in the consolidated balance sheet.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740).  This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within that year. The adoption of this ASU had no material impact on the Company’s Consolidated Financial Statements.

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

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Year ended December 31,
	2021	2020	2019
Marine Segment
Construction	$169,554	$272,870	$242,527
Dredging	80,831	106,647	112,303
Specialty Services	13,530	8,656	14,308
Marine segment contract revenues	$263,915	$388,173	$369,138

Concrete Segment
Structural	$58,420	$85,904	$54,497
Light Commercial	279,018	235,835	284,624
Other	7	30	131
Concrete segment contract revenues	$337,445	$321,769	$339,252

Total contract revenues	$601,360	$709,942	$708,390

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

The table below presents the concentrations of current receivables (trade and retainage) at December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021		December 31, 2020
Federal Government	$6,563	5%	$4,826	4%
State Governments	61	-%	—	-%
Local Governments	11,923	9%	17,823	13%
Private Companies	111,328	86%	110,616	83%
Gross receivables	129,875	100%	133,265	100%
Allowance for credit losses	(323)		(411)
Net receivables	$129,552		$132,854

At December 31, 2021 and 2020, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the years ended December 31, 2021, 2020 and 2019.

	2021	%	2020	%	2019	%
Federal Government	$54,480	9%	$51,793	7%	$46,425	6%
State Governments	4,790	1%	27,574	4%	47,831	7%
Local Government	120,311	20%	202,839	29%	212,958	30%
Private Companies	421,779	70%	427,736	60%	401,176	57%
Total contract revenues	$601,360	100%	$709,942	100%	$708,390	100%

In the year ended December 31, 2020 one customer in the Local Governments category accounted for 11.4% of total contract revenues. In the years ended December 31, 2021 and 2019, no single customer exceeded 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 0.5%, 1.8% and 1.6% of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows at December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020
Costs incurred on uncompleted contracts	$1,138,298	$1,151,987
Estimated earnings	168,861	202,369
	1,307,159	1,354,356
Less: Billings to date	(1,305,628)	(1,355,220)
	$1,531	$(864)
Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$28,529	$32,271
Contract liabilities	(26,998)	(33,135)
	$1,531	$(864)

Included in contract assets is approximately $3.8 million and $3.1 million at December 31, 2021 and December 31, 2020, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of December 31, 2021, the aggregate amount of the remaining performance obligations was approximately $590.0 million. Of this amount, the current expectation of the Company is that it will recognize $454.5 million, or 77%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020
Automobiles and trucks	$2,337	$2,379
Building and improvements	34,796	44,324
Construction equipment	137,786	142,661
Vessels and other equipment	82,455	79,499
Office equipment	6,430	5,577
	263,804	274,440
Less: Accumulated depreciation	(191,542)	(186,615)
Net book value of depreciable assets	72,262	87,825
Construction in progress	6,507	1,809
Land	27,885	35,863
	$106,654	$125,497

During the year ended December 31, 2021 the Company sold its land, building and improvements located in Tampa, Florida. The book value of the assets and related accumulated depreciation have been removed from the balance sheet and the Company recognized a net gain on the sale of $6.7 million.

For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $21.1 million, $21.8. million and $23.5. million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s consolidated financial statements for further discussion of property and equipment.

7.Other Current Accounts Receivable

Other current accounts receivable at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Insurance claims receivable	$13,273	$57,021
Accident loss receivables	3,760	1,448
Other current receivables	552	1,023
Total other current accounts receivable	$17,585	$59,492

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Cash surrender value of life insurance policy	$2,813	—	2,813	—
Liabilities:
Derivatives	$—	—	—	—
December 31, 2020
Assets:
Cash surrender value of life insurance policy	$3,169	—	3,169	—
Liabilities:
Derivatives	$1,602	—	1,602	—

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of December 31, 2021. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at December 31, 2021 and 2020 approximated its carrying value of $39.4. million and $35.1 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Intangible Assets

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	December 31,	December 31,
	2021	2020
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(32,055)	$(29,985)
Current year amortization	(1,521)	(2,070)
Total accumulated amortization	(33,576)	(32,055)

Net finite-lived intangible assets, end of period	$1,664	3,185
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$8,556	$10,077

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the years ended December 31, 2021, 2020 and 2019, $1.5 million, $2.1 million and $2.6 million, respectively, of amortization expense was recognized for these assets. In 2021 and 2020, the Company evaluated the useful lives of these finite-lived intangible assets and no change was needed.

Future expense remaining of approximately $1.7 million will be amortized as follows:

2022	1,238
2023	389
2024	37
$1,664

The annual impairment test for both 2021 and 2020 concluded that the fair value of the Company’s infinite-lived trade name was in excess of the carrying value, therefore no impairment was recorded in each respective year.

10.Accrued Liabilities

Accrued liabilities at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Accrued salaries, wages and benefits	$9,879	$15,071
Accrued liabilities expected to be covered by insurance	19,818	60,365
Sales taxes	5,113	5,909
Property taxes	1,047	908
Sale-leaseback arrangement	743	676
Accounting and audit fees	413	344
Interest	23	22
Equipment purchase	—	461
Other accrued expenses	1,558	881
Total accrued liabilities	$38,594	$84,637

CARES Act

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which among other things includes an optional payment deferral of the employer's portion of the Social Security taxes that were otherwise due through December 31, 2020. The Company elected to defer payments of approximately $7.6 million with $3.8 million paid in December 2021 and the remaining $3.8 million due December 2022 reflected in accrued liabilities in the Company’s Consolidated Balance Sheets.

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

The yearly weighted average interest rate for the Credit Facility as of December 31, 2021 was 2.60%.

The Company’s obligations under debt arrangements consisted of the following:

	December 31, 2021			December 31, 2020
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Revolving line of credit	$39,000	$—	$39,000	$—	$—	$—
Term loan - current	—	—	—	4,500	(156)	4,344
Other debt	141	—	141	—	—	—
Total current debt	39,141	—	39,141	4,500	(156)	4,344
Revolving line of credit	—	—	—	5,000	(174)	4,826
Term loan - long-term	—	—	—	25,586	(889)	24,697
Other debt	259	—	259	—	—	—
Total long-term debt	259	—	259	30,586	(1,063)	29,523
Total debt	$39,400	$—	$39,400	$35,086	$(1,219)	$33,867
(1)	Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the Fourth, Fifth, Sixth, Seventh and Eighth Amendments to the Credit Agreement.

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

As of December 31, 2021, the Company had $39.0 million of borrowings under the revolving line of credit. There were $1.7 million in outstanding letters of credit as of December 31, 2021, which reduced the maximum borrowing availability on the revolving line of credit to $9.3 million. During the year ended December 31, 2021, the Company drew down $53.0 million for general corporate purposes and made payments of $19.0 million on the revolving line of credit which resulted in a net increase of $34.0 million.

Provisions of the term loan

The original principal amount of $60.0 million for the term loan commitment was paid off in quarterly installment payments (as stated in the Credit Agreement). During the quarter ended June 30, 2021, the term loan component of the Credit Facility was fully extinguished, in part using proceeds of the sale of property in Tampa, Florida (see Note 6). The extinguishment of the term loan reduced the Company’s exposure to variability in interest rates and eliminated future loan amortization payment commitments. Concurrent with extinguishing the term loan, the Company canceled the remaining open position on its interest rate swap, resulting in a $1.3 million loss on the mark to market value of the swap at the date of termination. The $1.3 million was paid to the counterparty, cleared from the balance sheet as an interest rate swap liability, removed from Other Comprehensive Income and charged to interest expense during the quarter ended June 30, 2021. Further, the remaining $0.8 million of unamortized deferred debt issuance costs were charged to interest expense related to the early extinguishment of the term loan. There were no penalties incurred related to early payment of the term loan.

Other debt

The Company entered into a debt agreement with De Lage Landen Financial Services, Inc. for the purpose of financing a piece of equipment purchased. As of December 31, 2021, the carrying value of this debt is $0.4 million. The agreement is secured by the financed equipment asset and the debt is included as a component of current debt and long-term debt on the Consolidated Balance Sheets.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	A minimum consolidated EBITDA requirement to not be less than the following during each noted period:

- Fiscal Quarter Ending March 31, 2022 - $2.6 million.

- Fiscal Quarter Ending June 30, 2022 - $7.7 million on a year-to-date basis.

•	A consolidated Leverage Ratio to not exceed the following during each noted period:

- Fiscal Quarter Ending September 30, 2022 and each Fiscal Quarter thereafter, to not exceed 3.00 to 1.00.

•	A consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:

- Fiscal Quarter Ending December 31, 2022 and each Fiscal Quarter thereafter, to not be less than 1.25 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

During the fourth quarter of 2021, the Company initiated discussions with the lead bank due to concerns it would not be in compliance with financial covenants.  The Company executed the Ninth Amendment during March 2022. With the execution of the aforementioned amendment, the Company obtained a waiver on the financial covenants as of December 31, 2021.

For further details of the Ninth Amendment, see Note 20 in the Notes to the Financial Statements.

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

12.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Sale-leaseback arrangement	$15,969	$16,712
Deferred compensation	2,759	2,818
Accrued liabilities expected to be covered by insurance	214	307
Total other long-term liabilities	$18,942	$19,837

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

13.Income Taxes

The following table presents the components of our consolidated income tax expense for the years ended December 31, 2021, 2020 and 2019:

	Current	Deferred	Total
Year ended December 31, 2021
U.S. Federal	$—	$—	$—
State and local	243	$(20)	$223
Foreign	268	11	279
	$511	$(9)	$502
Year ended December 31, 2020
U.S. Federal	$—	$—	$—
State and local	589	$13	$602
Foreign	1,370	4	1,374
	$1,959	$17	$1,976
Year ended December 31, 2019
U.S. Federal	$—	$—	$—
State and local	716	$104	$820
Foreign	1,081	(33)	1,048
	$1,797	$71	$1,868

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2021	2020	2019
Statutory amount	$(2,952)	$4,662	$(733)
Valuation allowance on foreign tax credits	186	1,344	1,081
State income tax, net of federal benefit	44	792	991
Permanent differences, other	303	558	461
Permanent differences, stock compensation	(262)	328	311
Valuation allowance, other	3,108	(5,795)	(166)
Other	75	87	(77)
Consolidated income tax provision	$502	$1,976	$1,868
Consolidated effective tax rate	(3.6)%	8.9%	(53.5)%

In the year ended 2021, the Company’s effective tax rate differed from the statutory federal rate of 21% primarily due to the valuation allowance related to the current year net loss.

In the year ended 2020, the Company’s effective tax rate differed from the statutory federal rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

In the year ended 2019, the Company’s effective tax rate differed from the statutory federal rate of 21% primarily due to the recording of an additional valuation allowance to offset net operating loss carryforwards and foreign tax credits generated during the period, foreign taxes, state income taxes and the non-deductibility of certain permanent items.

Deferred Taxes

The Company’s deferred tax assets and liabilities are as follows:

	Long Term
	As of December 31,
	2021	2020
Assets related to:
Accrued liabilities	$1,568	$1,058
Intangible assets	2,510	2,818
Net operating loss carryforward	11,966	10,259
Stock-based compensation	326	377
Foreign tax credits	3,968	3,782
Goodwill	5,249	6,199
Leases	8,772	10,235
Other	2,040	1,518
Total gross deferred tax assets	36,399	36,246
Less valuation allowance	(15,443)	(12,493)
Total net deferred tax assets	20,956	23,753
Liabilities related to:
Depreciation and amortization	(20,700)	(23,308)
Other	(384)	(582)
Total deferred tax liabilities	(21,084)	(23,890)
Net deferred tax liabilities	$(128)	$(137)

The Company has net operating loss carryforwards for federal income tax purposes of $30.2 million as of December 31, 2021, which are available to reduce future taxable income. The Company’s federal net operating losses arose after the 2017 tax year and can be carried forward for an indefinite period of time but are limited to offset 80% of taxable income in any given year. The Company has state net operating losses of $124.3 million that expire beginning in 2027. A portion of the state losses that arose after the 2017 tax year may be carried forward indefinitely. Additionally, the Company has foreign tax credits of $4.0 million that can be carried forward for up to ten years. The Company has foreign tax credits that will expire next year.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. According to ASC subtopic 740-10, the Company’s history of losses is a significant piece of objective evidence. This objective evidence is weighed more heavily than the Company’s subjective positive evidence such as our estimated future taxable income and growth. Therefore, as of December 31, 2021, the Company continues to maintain a valuation allowance of $15.4 million. This valuation allowance increased by $3.0 million during the year ended December 31, 2021 primarily to offset net operating losses generated during the current period.

Uncertain Tax Benefits

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states and foreign jurisdictions. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2013-2021. As of December 31, 2021, the Company has recorded unrecognized tax benefits of $1.6 million for any uncertain tax positions. The Company does not expect that unrecognized tax benefits as of December 31, 2021 for certain federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable.

The change in the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the years ended December 31, 2021and 2020 are reconciled in the table below:

	2021	2020
Balance at beginning of the year	$1,614	$1,614
Additions based on tax position related to current year	—	—
Additions based on tax positions related to prior years	—	—
Reductions based on tax positions related to current year	—	—
Reductions based on tax positions related to prior years	—	—
Settlements with tax authorities	—	—
Lapse of statute of limitations	—	—
Balance at end of the year	$1,614	$1,614

The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2021, 2020 and 2019. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with U.S. GAAP.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2022.

14.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the years ended December 31, 2021, 2020 and 2019, the Company had 831,077, 1,159,440, and 1,636,656, securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the years ended December 31, 2021, 2020 and 2019. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Year ended December 31,
	2021	2020	2019
Basic:
Weighted average shares outstanding	30,763,527	30,122,362	29,322,054
Diluted:
Total basic weighted average shares outstanding	30,763,527	30,122,362	29,322,054
Effect of potentially dilutive securities:
Common stock options	—	—	—
Total weighted average shares outstanding assuming dilution	30,763,527	30,122,362	29,322,054

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

Restricted Stock

The following table summarizes the restricted stock activity under the Company’s equity incentive plans :

		Weighted
	Number	Average
	of	Fair Value
	Shares	Per Share
Nonvested at January 1, 2019	417,941	$7.04
Granted	757,012	$2.52
Vested	(585,754)	$3.74
Forfeited shares	(72,627)	$6.05
Nonvested at December 31, 2019	516,572	$4.29
Granted	1,038,044	$2.76
Vested	(496,797)	$2.87
Forfeited shares	(107,383)	$7.13
Nonvested at December 31, 2020	950,436	$3.04
Granted	916,531	$4.58
Vested	(690,676)	$3.43
Forfeited shares	(234,232)	$4.22
Nonvested at December 31, 2021	942,059	$3.97

Independent directors receive equity compensation in the form of grants. In May 2021, the Company’s six independent directors each received equity compensation grants of 14,975 shares, with a fair value of $6.01 per share. In September 2021, the Company granted an independent director 18,215 shares of restricted common stock, which vested immediately on the date of grant. The fair value of all shares awarded on the date of grant was $5.49.

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

In May 2021, certain officers and executives of the Company were awarded 160,000 shares of restricted common stock with a vesting period of three years and a fair value of $6.01 per share. In September 2021, the Company granted an executive of the Company 9,901 shares of restricted common stock with a vesting period of three years and a fair value of $5.05 per share. In December 2021, certain officers and executives of the Company were awarded 139,000 shares of restricted common stock with a vesting period of three years and a fair value of $3.75 per share.

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

Performance Units

In May 2021, the Company awarded certain executives 240,000 performance-based units. The performance-based units will potentially vest 100% if the target is met, with 100% of the units to be earned based on the achievement of an objective, tiered return on invested capital, measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all units awarded on the date of the grant was $6.01 per unit.

In May 2020, the Company awarded certain executives 300,000 performance-based units. The performance-based units will potentially vest 50% if the target is met, with 25% each vesting on the second and third anniversary of the determination that the target was met, with 100% of the units to be earned based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period ending June 30,2021. The Company evaluates the probability of achieving this each reporting period. The fair value of all units awarded on the date of the grant was $2.26 per unit.

In August 2021, the Company determined the performance-based units awarded in May 2020 vested near the outperformance level established above the target set based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period ending June 30, 2021. As a result, the executives earned an additional 259,565 performance-based units with a fair value of $2.26, of which 50% vested immediately on the date of determination and 25% each will vest on the first and second anniversary of the date of determination.

In May 2019, the Company awarded certain executives 187,500 performance-based units. The performance-based units will potentially vest 50% if the target is met, with 25% each vesting on the second and third anniversary of the grant, with 100% of the units to be earned based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period. The fair value of all units awarded on the date of the grant was $1.96 per unit.

In August 2020, the Company determined the performance-based units awarded in May 2019 vested at the outperformance level established above the target set based on the achievement of an objective, tiered return on invested capital, measured over a one-year performance period ending June 30, 2020. As a result, the executives earned an additional 93,750 performance-based units with a fair value of $1.96, of which 50% vested immediately on the date of determination and 25% each will vest on the first and second anniversary of the date of determination.

Stock Options

The following table summarizes the stock option activity under the Company’s equity incentive plans:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of	Price	Life	Intrinsic
	Shares	Per Share	(Years)	Value
Outstanding at January 1, 2019	1,664,781	$8.31
Exercised	(7,021)	$4.94
Forfeited	(192,994)	$15.26
Outstanding at December 31, 2019	1,464,766	$7.41
Forfeited	(542,151)	$7.94
Outstanding at December 31, 2020	922,615	$7.10
Exercised	(28,546)	$3.86
Forfeited	(169,365)	$6.32
Outstanding at December 31, 2021	724,704	$7.41

Vested and expected to vest at December 31, 2021	724,704	$7.41	4.57	$—
Exercisable at December 31, 2021	724,704	$7.41	4.57	$—

For years ended December 31, 2021, 2020 and 2019, compensation expense related to stock based awards outstanding for the periods was $2.4 million, $2.0 million and $2.8 million, respectively. The Company applies a 3.2% and 5.5% forfeiture rate, which gets compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis. For the year ended December 31, 2021, expense related to the purchase of vested stock-based awards for certain officers of the Company was approximately $0.9 million. For the year ended December 31, 2020, expense related to the purchase of vested stock-based awards for certain officers of the Company was approximately $0.2 million.

In the year ended December 31, 2021, the Company received proceeds of approximately $0.1 million upon the exercise of 28,546 options. In the year ended December 31, 2020, no stock options were exercised. In the year ended December 31, 2019, the Company received proceeds of less than $0.1 million upon the exercise of 7,021 options.

As of December 31, 2021, total unrecognized compensation expense related to unvested stock was approximately $3.2 million, which is expected to be recognized over a period of approximately 2.2 years.

	2021	2020	2019
Total intrinsic value of options exercised	$50	$—	$—
Total fair value of shares vested	$93	$329	$769

16.Employee Benefits

All of the Company’s marine segment employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pre-tax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2021, 2020 and 2019 the Company contributed $1.4 million, $1.2 million and $1.3 million, respectively to the Plan.

All of the Company’s concrete segment employees except Leads, Helpers, Laborers, Finishers, Formsetters, Carpenters, Rodbusters, Patchmen, Equipment Operators, Field Engineering Trainees and certain Highly Compensated Employees are eligible to participate in the AGC Southwest Chapters 401(k) Retirement Plan, a multiple employer plan, after completing three months of service. Each participant may contribute up to the annual IRS limit. The Company matches 50% on the first 6% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a five-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the year ended December 31, 2021, 2020 and 2019, the Company contributed $0.9 million, less than $0.1 million and $0.1 million, respectively.

The Company contributes to several multi-employer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;
●	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
●	If the Company chooses to stop participating in its multi-employer plans, it may be required to pay a withdrawal liability based on the underfunded status of the plan.

The following table presents the Company’s participation in these plans:

		Pension Protection							Expiration
		Act ("PPA")							of
	Employer	Certified Zone Status		FIP/RP					Collective
	Identification	(1)		Status	Contributions			Surcharge	Bargaining
Pension Trust Fund	Number	2021	2020	P/I (2)	2021	2020	2019	Imposed	Agreement
International Union of Operating Engineers - Employers Construction Industry Retirement Plan - Local 302 and 612 Trust Funds	91-6028571	Green	Green	N/A	$1,297	$2,480	$3,021	—	2022
Washington Laborers	91-6022315	Green	Green	N/A	$244	$236	$30	—	2023
Carpenters Retirement Plan of Western Washington	91-6029051	Green	Green	N/A	$1,700	$1,898	$695	—	2022
Cement Masons & Plasterers Trust Funds	91-6066773	Green	Green	N/A	$32	$39	$2	—	2023
Washington-Idaho-Montana Carpenters-Employers Retirement Trust Fund	91-6123987	Yellow	Yellow	I	$—	$—	$36	—	2021
Engineers - AGC Retirement Trust of the Inland Empire	91-6070237	Yellow	Yellow	I	$—	$—	$20	—	2021
Western Conference of Teamsters Pension Trust Fund	91-6145047	Green	Green	N/A	$44	$15	$—	—	2023
Alaska Carpenters Trust Fund	92-0120866	Yellow	Yellow	I	$—	$271	$377	—	2021
Alaska Laborers Trust Fund	91-6028298	Yellow	Yellow	I	$—	$226	$552	—	2023
(1)	The most recent PPA zone status available in 2021 and 2020 is for the plan’s year end during 2020 and 2019, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)	The FIP/RP Status P/I column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending ("P"), or implemented ("I").

There are currently no plans to withdraw from any of the multi-employer plans in which the Company participates.

17.Commitments and Contingencies

On August 21, 2020, a Company dredge, the Waymon L. Boyd, was consumed by a fire while working on a project in the Port of Corpus Christi. Five crewmembers were killed, several more were injured, some seriously, and the vessel was declared a total loss. This incident also resulted in the discharge of approximately 18,000 gallons of oil, diesel fuel and contaminated water into the Corpus Christi Ship Channel, all of which was promptly cleaned up. The Company has fully cooperated with the U.S. Coast Guard, the Port of Corpus Christi Authority, and the National Transportation Safety Board, among others, while they investigated the cause of this incident. The National Transportation Safety Board named the Company as a party of interest in their investigation. A total of eight separate lawsuits were filed against the Company by certain crewmembers or their heirs under the general maritime law and the Jones Act. In response thereto, the Company filed an action in the U.S. District Court for the Southern District of Texas that requested  consolidation of the lawsuits for procedural purposes since they all arose out of the same occurrence and sought exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The Limitation Court set a deadline of February 17, 2021 by which all claims were required to be filed and as of the Court’s deadline, thirteen persons, estates and/or entities filed claims in the Limitation for personal injuries, death, property damages and business interruption, loss of profit, loss of use of natural resources and other economic damages for unspecified economic and compensatory damages. The Company then filed a Default Motion with the Court which was granted on April 8, 2021 that barred the filing of any further claims. Applicable accounting guidance under ASC 450 required the Company to recognize a loss if the loss is determined to be probable and reasonably estimable. As of December 31, 2021, we have recognized $206.7 million in total liabilities with respect to this incident, which includes approximately $192.0 million paid by the Company to date (including full settlements with 17 of the 18 crewmembers and wreck removal costs), and accruals totaling approximately $14.6 million for outstanding claims.  Since the end of the year the remaining crewmember claim has been settled, funded, and reimbursed, and the remaining property damages claim has settled, with funding and reimbursement pending. Thus, all claims arising from the August 21, 2020 incident have been settled within insurance coverage limits, the carriers of such insurance have reimbursed the Company $189.6 million, to date, and the Company remains confident that it otherwise has adequate vessels, equipment, and personnel to fulfill all ongoing, booked and reasonably foreseeable work.

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

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Condensed Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Condensed Consolidated Balance Sheets. As of December 31, 2021, the current portion of the notes receivable was $0.8 million and the non-current portion was $1.1 million, net of $0.1 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

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

	Year Ended December 31,
	2021	2020	2019
Marine
Contract revenues	$263,915	$388,173	$369,138
Operating income	5,760	29,815	12,841
Depreciation and amortization expense	(17,287)	(18,369)	(19,889)

Total assets	$236,773	$290,372
Property and equipment, net	93,383	109,298

Concrete
Contract revenues	$337,445	$321,769	$339,252
Operating income	(15,077)	(3,229)	(10,648)
Depreciation and amortization expense	(8,143)	(8,848)	(8,519)

Total assets	$114,977	$123,817
Property and equipment, net	13,271	16,199

In connection with the preparation of the financial statements for the year ended December 31, 2021, the Company has identified and corrected certain immaterial errors in segment reporting for all periods presented. Specifically, certain corporate overhead costs previously recorded to the marine segment as part of operating income (loss) and allocated from the marine segment to the concrete segment below operating income in the other income (expense) line have been allocated from the marine segment to the concrete segment as part of the determination of operating income for each segment. These corrections resulted in an offsetting change in operating income (loss) for each segment of $12.9 million and $11.8 million for the years ended December 31, 2020 and December 31, 2019, respectively.

There was less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the year ended December 31, 2021. There were $2.8 million in intersegment revenues between the Company’s two reportable segments for the year ended December 31, 2020. The marine segment had foreign revenues of $2.9 million and $12.5. million, respectively, for the years ended December 31, 2021 and 2020. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

19.Leases

The Company has operating and finance leases for office space, equipment and vehicles. Leases recorded on the balance sheet consists of the following:

	December 31,	December 31,
Leases	2021	2020
Assets
Operating lease right-of-use assets, net (1)	$14,686	$18,874
Financing lease right-of-use assets, net (2)	14,561	12,858
Total assets	$29,247	$31,732
Liabilities
Current
Operating	$3,857	$4,989
Financing	3,406	3,901
Total current	7,263	8,890
Noncurrent
Operating	11,637	14,537
Financing	10,908	8,376
Total noncurrent	22,545	22,913
Total liabilities	$29,808	$31,803
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $9.5 million and $9.0 million as of December 31, 2021 and 2020, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $2.7 million and $6.4 million as of December 31, 2021 and 2020, respectively.

Other information related to lease term and discount rate is as follows:

	December 31,	December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	4.90	5.25
Financing leases	4.70	4.96
Weighted Average Discount Rate
Operating leases	4.75%	4.73%
Financing leases	4.28%	4.46%

The components of lease expense are as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease costs:
Operating lease cost	$5,814	$6,430	$6,930
Short-term lease cost (1)	1,607	3,871	2,001
Financing lease costs:
Interest on lease liabilities	491	548	362
Amortization of right-of-use assets	2,822	3,324	2,312
Total lease cost	$10,734	$14,173	$11,605
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,666	$6,262	$6,887
Operating cash flows for finance leases	$491	$548	$362
Financing cash flows for finance leases	$3,035	$3,619	$2,906
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$1,567	$7,829	$25,743
ROU assets obtained in exchange for new financing lease liabilities	$7,318	$11,270	$1,021

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2022	$4,495	$3,990
2023	3,666	3,134
2024	2,838	2,574
2025	2,354	1,968
2026	1,730	2,105
Thereafter	2,359	2,322
Total future minimum lease payments	17,442	16,093
Less - amount representing interest	1,948	1,779
Present value of future minimum lease payments	15,494	14,314
Less - current lease obligations	3,857	3,406
Long-term lease obligations	$11,637	$10,908

20.Subsequent Event

During the fourth quarter of 2021, the Company initiated discussions with the lead bank due to concerns it would not be in compliance with financial covenants.  The Company executed the Ninth Amendment during March 2022. With the execution of the aforementioned amendment, the Company obtained a waiver on the financial covenants as of December 31, 2021.

This amendment to the Credit Agreement will among other things, waive covenant defaults, reset the revolver limit, implement an anti-cash hoarding provision and institute temporary covenant requirements. As of the execution date, the amendment will require a minimum consolidated EBITDA of $2.6 million in the first quarter of 2022 and a minimum consolidated EBITDA of $7.7 million in the second quarter of 2022 on a year-to-date basis. The consolidated leverage ratio requirement will be reinstated at not to exceed 3.00 times in the third quarter of 2022. The consolidated fixed charge coverage ratio requirement will be reinstated at not to be less than 1.25 times in the fourth quarter of 2022. Additionally, as of the execution date, the amendment will reduce the commitment on the revolving line of credit to $42.5 million. With the execution of the Ninth Amendment, the existing Credit Facility will be treated as a modification of debt and accounted for under the guidelines of ASC 470-50, Debt, Modifications and Extinguishments. The new debt issuance costs of approximately $1.0 million, inclusive of appraisal and bank consulting fees, related to the execution of the Ninth Amendment will be amortized through the maturity date.

ORION GROUP HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at the	Charged to		Balance at the
	Beginning of	Revenue, Cost		End of
Description	the Period	or Expense	Deduction	the Period
Year ended December 31, 2019
Allowance for credit losses	$4,280	$—	$1,680	$2,600
Reserve for losses on uncompleted contracts	$22,770	$2,455	$14,300	$10,925
Year ended December 31, 2020
Allowance for credit losses	$2,600	$(487)	$1,702	$411
Reserve for losses on uncompleted contracts	$10,925	$543	$9,995	$1,473
Year ended December 31, 2021
Allowance for credit losses	$411	$—	$88	$323
Reserve for losses on uncompleted contracts	$1,473	$33	$1,472	$34