Form 10-Q
period 2022-03-31
Orion Group Holdings Inc
filed 2022-04-29
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, "accelerated filer", "small reporting" company and "emerging growth" company in Rule 12b-2 of the Exchange Act (Check One):

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

There were 30,641,097 shares of common stock outstanding as of April 28, 2022.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended March 31, 2022

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,726	$12,293
Accounts receivable:
Trade, net of allowance for credit losses of $323 and $323, respectively	99,780	88,173
Retainage	43,467	41,379
Income taxes receivable	405	405
Other current	3,713	17,585
Inventory	1,467	1,428
Contract assets	24,474	28,529
Prepaid expenses and other	6,008	8,142
Total current assets	186,040	197,934
Property and equipment, net of depreciation	104,974	106,654
Operating lease right-of-use assets, net of amortization	15,006	14,686
Financing lease right-of-use assets, net of amortization	17,472	14,561
Inventory, non-current	5,568	5,418
Intangible assets, net of amortization	8,246	8,556
Deferred income tax asset	40	41
Other non-current	3,530	3,900
Total assets	$340,876	$351,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$27,210	$39,141
Accounts payable:
Trade	60,537	48,217
Retainage	1,186	923
Accrued liabilities	21,141	38,594
Income taxes payable	1,977	601
Contract liabilities	32,593	26,998
Current portion of operating lease liabilities	4,005	3,857
Current portion of financing lease liabilities	4,670	3,406
Total current liabilities	153,319	161,737
Long-term debt, net of debt issuance costs	929	259
Operating lease liabilities	11,709	11,637
Financing lease liabilities	12,605	10,908
Other long-term liabilities	18,530	18,942
Deferred income tax liability	187	169
Total liabilities	197,279	203,652
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 31,676,725 and 31,712,457 issued; 30,965,494 and 31,001,226 outstanding at March 31, 2022 and December 31, 2021, respectively	317	317
Treasury stock, 711,231 shares, at cost, as of March 31, 2022 and December 31, 2021, respectively	(6,540)	(6,540)
Additional paid-in capital	186,236	185,881
Retained loss	(36,416)	(31,560)
Total stockholders’ equity	143,597	148,098
Total liabilities and stockholders’ equity	$340,876	$351,750

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended March 31,
	2022	2021
Contract revenues	$174,931	$153,309
Costs of contract revenues	162,115	137,854
Gross profit	12,816	15,455
Selling, general and administrative expenses	16,170	14,630
Amortization of intangible assets	310	380
Gain on disposal of assets, net	(809)	(1,610)
Operating (loss) income	(2,855)	2,055
Other (expense) income:
Other income	44	37
Interest income	19	26
Interest expense	(740)	(1,040)
Other expense, net	(677)	(977)
(Loss) income before income taxes	(3,532)	1,078
Income tax expense	1,324	150
Net (loss) income	$(4,856)	$928

Basic (loss) earnings per share	$(0.16)	$0.03
Diluted (loss) earnings per share	$(0.16)	$0.03
Shares used to compute (loss) income per share:
Basic	30,971,379	30,465,475
Diluted	30,971,379	30,499,978

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net (loss) income	$(4,856)	$928
Change in fair value of cash flow hedge, net of tax expense of $53 for the three months ended March 31, 2021	—	177
Total comprehensive (loss) income	$(4,856)	$1,105

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2021	31,712,457	$317	(711,231)	$(6,540)	$—	$185,881	$(31,560)	$148,098
Stock-based compensation	—	—	—	—	—	370	—	370
Issuance of restricted stock	8,929	—	—	—	—	—	—	—
Forfeiture of restricted stock	(39,922)	—	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(4,739)	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(4,856)	(4,856)
Balance, March 31, 2022	31,676,725	$317	(711,231)	$(6,540)	$—	$186,236	$(36,416)	$143,597

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2020	31,171,804	$312	(711,231)	$(6,540)	$(1,602)	$184,324	$(17,000)	$159,494
Stock-based compensation	—	—	—	—	—	383	—	383
Exercise of stock options	23,755	—	—	—		86		86
Payments related to tax withholding for stock-based compensation	(6,673)	—	—	—	—	(36)	—	(36)
Cash flow hedge	—	—	—	—	230	—	—	230
Net income	—	—	—	—	—	—	928	928
Balance, March 31, 2021	31,188,886	$312	(711,231)	$(6,540)	$(1,372)	$184,757	$(16,072)	$161,085

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(4,856)	$928
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Operating activities:
Depreciation and amortization	5,503	5,704
Amortization of ROU operating leases	1,176	1,348
Amortization of ROU finance leases	760	781
Amortization of deferred debt issuance costs	32	239
Deferred income taxes	19	50
Stock-based compensation	370	383
Gain on disposal of assets, net	(809)	(1,610)
Change in operating assets and liabilities:
Accounts receivable	(13,907)	3,837
Inventory	(189)	74
Prepaid expenses and other	2,504	60
Contract assets	4,055	10,474
Accounts payable	12,689	(9,735)
Accrued liabilities	(3,075)	(2,371)
Operating lease liabilities	(1,183)	(1,196)
Income tax payable	1,376	137
Contract liabilities	5,595	15
Net cash provided by operating activities	10,060	9,118
Cash flows from investing activities:
Proceeds from sale of property and equipment	713	1,950
Purchase of property and equipment	(3,523)	(1,618)
Insurance claim proceeds related to property and equipment	—	440
Net cash (used in) provided by investing activities	(2,810)	772
Cash flows from financing activities:
Borrowings from Credit Facility	—	5,000
Payments made on borrowings from Credit Facility	(11,671)	(11,155)
Loan costs from Credit Facility	(494)	—
Payments of finance lease liabilities	(637)	(732)
Payments related to tax withholding for share-based compensation	(15)	(36)
Exercise of stock options	—	86
Net cash used in financing activities	(12,817)	(6,837)
Net change in cash, cash equivalents and restricted cash	(5,567)	3,053
Cash, cash equivalents and restricted cash at beginning of period	12,293	1,589
Cash, cash equivalents and restricted cash at end of period	$6,726	$4,642

Cash paid during the period for:
Interest	$154	$443
Taxes, net of refunds	$(71)	$(37)

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this report should also read the Company’s consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in its 2021 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company has adequate liquidity to operate.  Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, our ability to manage spending on capital expenditures, limit spending on the ERP system implementation and improve working capital. Based on a careful assessment of these factors management believes that the Company will have adequate liquidity for its operations for at least the next 12 months. Therefore, management’s conclusion is that substantial doubt is not raised as to the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company’s revenue is derived from contracts to provide marine construction, dredging, turnkey concrete services, and other specialty services. The Company’s projects are typically brief in duration, but occasionally, span a period of over one year. The Company determines the appropriate accounting treatment for each contract before work begins and, subject to qualifications discussed in the next paragraph, generally records contract over time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at March 31, 2022 and December 31, 2021 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company has significant investments in billed and unbilled receivables as of March 31, 2022 and December 31, 2021. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk receivables identified by management are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than the carrying value. As of both March 31, 2022 and December 31, 2021, the Company has recorded an allowance for credit losses of $0.3 million.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at March 31, 2022 totaled $43.5 million, of which $5.2 million is expected to be collected beyond March 31, 2023. Retainage at December 31, 2021 totaled $41.4 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of March 31, 2022 or December 31, 2021.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of March 31, 2022 or December 31, 2021.

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

The total accrual for insurance claims liabilities was $5.2 million and $19.8 million at March 31, 2022 and December 31, 2021, respectively, reflected as a component of accrued liabilities in the condensed consolidated balance sheet. The total accrual for insurance claims receivable was $1.6 million and $13.3 million at March 31, 2022 and December 31, 2021, respectively, reflected as a component of other current accounts receivable in the condensed consolidated balance sheet.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended March 31,
	2022	2021
Marine Segment
Construction	$59,152	$43,936
Dredging	22,166	24,682
Specialty Services	3,162	3,528
Marine segment contract revenues	$84,480	$72,146

Concrete Segment
Structural	$13,676	$16,661
Light Commercial	76,775	64,495
Other	—	7
Concrete segment contract revenues	$90,451	$81,163

Total contract revenues	$174,931	$153,309

The Company has determined that it has two reportable segments pursuant to FASB ASC Topic 280, Segment Reporting, but has disaggregated its contract revenues in the above chart in terms of services provided within such segments. In making this determination, the Company considered the similar characteristics of its operations as discussed in Note 1. Additionally, as discussed, both the marine and concrete segments have limited contracts with multiple performance obligations. The Company’s contracts are often estimated and bid as one project and evaluated as to performance as one project, not by individual services performed by each. Both the marine and concrete segments have a single leader responsible for the entire segment, not by service lines of the segments. Resources are allocated by segment and financial and budgetary information is compiled and reviewed by segment, not service line.

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

The table below presents the concentrations of current receivables (trade and retainage) at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022		December 31, 2021
Federal Government	$8,380	6%	$6,563	5%
State Governments	571	-%	61	-%
Local Governments	19,929	14%	11,923	9%
Private Companies	114,690	80%	111,328	86%
Gross receivables	143,570	100%	129,875	100%
Allowance for credit losses	(323)		(323)
Net receivables	$143,247		$129,552

At both March 31, 2022 and December 31, 2021, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three months ended March 31, 2022 and 2021, respectively:

	Three months ended March 31,
	2022	%	2021	%
Federal Government	$22,695	13%	$12,764	8%
State Governments	7,704	4%	168	-%
Local Governments	32,402	19%	33,516	22%
Private Companies	112,130	64%	106,861	70%
Total contract revenues	$174,931	100%	$153,309	100%

In the three months ended March 31, 2022, one customer in the Federal Government category accounted for 10.4% of total contract revenues. In the three months ended March 31, 2021, no single customer exceeded 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 0.4% and 1.6% of total revenues for the three months ended March 31, 2022 and 2021, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Costs incurred on uncompleted contracts	$1,150,314	$1,138,298
Estimated earnings	164,867	168,861
	1,315,181	1,307,159
Less: Billings to date	(1,323,300)	(1,305,628)
	$(8,119)	$1,531
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Contract assets	$24,474	$28,529
Contract liabilities	(32,593)	(26,998)
	$(8,119)	$1,531

Included in contract assets is approximately $5.3 million and $3.8 million at March 31, 2022 and December 31, 2021, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of March 31, 2022, the aggregate amount of the remaining performance obligations was approximately $604.1 million. Of this amount, the current expectation of the Company is that it will recognize $495.8 million, or 82%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Automobiles and trucks	$2,312	$2,337
Building and improvements	34,861	34,796
Construction equipment	136,589	137,786
Vessels and other equipment	81,781	82,455
Office equipment	6,527	6,430
	262,070	263,804
Less: Accumulated depreciation	(193,814)	(191,542)
Net book value of depreciable assets	68,256	72,262
Construction in progress	8,833	6,507
Land	27,885	27,885
	$104,974	$106,654

For the three months ended March 31, 2022 and 2021, depreciation expense was $5.2 million and $5.3 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Other Current Accounts Receivable

Other current accounts receivable at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Insurance claims receivable	$1,580	$13,273
Accident loss receivables	1,032	3,760
Other current receivables	1,101	552
Total other current accounts receivable	$3,713	$17,585

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
March 31, 2022
Assets:
Cash surrender value of life insurance policy	$2,622	—	2,622	—
December 31, 2021
Assets:
Cash surrender value of life insurance policy	$2,813	—	2,813	—

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of March 31, 2022. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at March 31, 2022 and December 31, 2021 approximated its carrying value of $28.6 million and $39.4 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Goodwill and Intangible Assets

Intangible assets

The tables below present the activity and amortization of finite-lived intangible assets:

	March 31,	December 31,
	2022	2021
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(33,576)	$(32,055)
Current year amortization	(310)	(1,521)
Total accumulated amortization	(33,886)	(33,576)

Net finite-lived intangible assets, end of period	$1,354	1,664
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$8,246	$8,556

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three months ended March 31, 2022, $0.3 million of amortization expense was recognized for these assets.

Future expense remaining of approximately $1.4 million will be amortized as follows:

2022	928
2023	389
2024	37
$1,354

The most recent annual impairment test of the Company’s indefinite-lived intangible asset concluded that the fair value of the trade name was in excess of the carrying value, therefore no impairment was recorded.

10.Accrued Liabilities

Accrued liabilities at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Accrued salaries, wages and benefits	$9,240	$9,879
Accrued liabilities expected to be covered by insurance	5,169	19,818
Sales taxes	3,495	5,113
Property taxes	485	1,047
Sale-leaseback arrangement	760	743
Accounting and audit fees	449	413
Interest	215	23
Other accrued expenses	1,328	1,558
Total accrued liabilities	$21,141	$38,594

CARES Act

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which among other things includes an optional payment deferral of the employer's portion of the Social Security taxes that were otherwise due through December 31, 2020. The Company elected to defer payments of approximately $7.6 million with $3.8 million paid in December 2021 and the remaining $3.8 million due December 2022, reflected in accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

11.Long-term Debt and Line of Credit

The Company entered into an amended syndicated credit agreement (the “Credit Agreement” also known as the “Fourth Amendment”) on July 31, 2018 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents:  Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Banking and Trust Company. The Credit Agreement was subsequently amended in March 2019 (the “Fifth Amendment”), May 2019 (the “Sixth Amendment”), June 2020 (the “Seventh Amendment”), October 2020 (the “Eighth Amendment”), and March 2022 (the “Ninth Amendment”).  The Company incurred debt issuance costs related to the initial Credit Agreement and several of the subsequent amendments.  The Credit Facility matures on July 31, 2023.

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

Effective, March 1, 2022, the Company entered into the Ninth Amendment to the Credit Agreement to, among other things, waive certain covenant defaults, reset the revolver limit, implement an anti-cash hoarding provision and institute temporary covenant requirements. The amendment reduced the commitment on the revolving line of credit to $42.5 million. With the execution of the Ninth Amendment, the existing Credit Facility was treated as a modification of debt and accounted for under the guidelines of ASC 470-50, Debt, Modifications and Extinguishments. The new debt issuance costs of approximately $1.0 million, inclusive of appraisal and bank consulting fees, related to the execution of the Ninth Amendment will be amortized through the maturity date.

The quarterly weighted average interest rate for the Credit Facility as of March 31, 2022 was 4.73%.

The Company’s obligations under debt arrangements consisted of the following:

	March 31, 2022			December 31, 2021
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Revolving line of credit	$27,400	$(462)	$26,938	$39,000	$—	$39,000
Other debt	272	—	272	141	—	141
Total current debt	27,672	(462)	27,210	39,141	—	39,141
Other debt	929	—	929	259	—	259
Total long-term debt	929	—	929	259	—	259
Total debt	$28,601	$(462)	$28,139	$39,400	$—	$39,400

(1)	Total debt issuance costs include underwriter fees, legal fees and syndication fees and fees related to the execution of the Ninth Amendment to the Credit Agreement.

Provisions of the revolving line of credit

The Company has a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $42.5 million. There is a letter of credit sublimit that is equal to the lesser of $20.0 million and the aggregate unused amount of the revolving commitments then in effect. There is also a swingline sublimit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

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

As of March 31, 2022, the Company had $27.4 million of borrowings under the revolving line of credit. There were $1.7 million in outstanding letters of credit as of March 31, 2022, which reduced the maximum borrowing availability on the revolving line of credit to $13.4 million. During the three months ended March 31, 2022, the Company made payments of $11.6 million on the revolving line of credit.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of March 31, 2022, the carrying value of this debt is $1.2 million. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	Consolidated EBITDA minimum of:

- Fiscal Quarter Ending March 31, 2022 - $2.6 million

- Fiscal Quarter Ending June 30, 2022 - $7.7 million on a year-to-date basis

•	Consolidated Leverage Ratio

- Fiscal Quarter Ending September 30, 2022 and each Fiscal Quarter thereafter, maximum of 3.00 to 1.00

•	Consolidated Fixed Charge Coverage Ratio

- Fiscal Quarter Ending December 31, 2022 and each Fiscal Quarter thereafter, minimum of 1.25 to 1.00.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company was in compliance with all financial covenants as of March 31, 2022.

12.Other Long-Term Liabilities

Other long-term liabilities at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Sale-leaseback arrangement	$15,773	$15,969
Deferred compensation	2,508	2,759
Accrued liabilities expected to be covered by insurance	249	214
Total other long-term liabilities	$18,530	$18,942

Sale-Leaseback Arrangement

On September 27, 2019, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its 17300 & 17140 Market Street location in Channelview, Texas (the “Property”) for a purchase price of $19.1 million. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has two consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale-

leaseback. The Company recorded a liability for the amounts received, will continue to depreciate the non-land portion of the asset, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease term.

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

Income tax expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2022	2021
Income tax expense	$1,324	$150
Effective tax rate	(37.5)%	13.9%

The effective rate for the three months ended March 31, 2022 differed from the Company’s statutory federal rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended March 31, 2022 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at March 31, 2022 remains appropriate.

The Company does not expect that unrecognized tax benefits as of March 31, 2022 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended March 31, 2022 and 2021, the Company had 680,447 and 915,489 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three months ended March 31, 2022 and 2021. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31,
	2022	2021
Basic:
Weighted average shares outstanding	30,971,379	30,465,475
Diluted:
Total basic weighted average shares outstanding	30,971,379	30,465,475
Effect of potentially dilutive securities:
Common stock options	—	34,503
Total weighted average shares outstanding assuming dilution	30,971,379	30,499,978

15.Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s  stock incentive plans, which include the balance of shares remaining under the 2011 Long Term Incentive Plan (the "2011 LTIP") and 2017 Long Term Incentive Plan (the "2017 LTIP"), which was approved by shareholders in May 2017 and authorized the maximum aggregate number of shares to be issued of 2,400,000. In general, the Company’s 2017 LTIP provides for grants of restricted stock, performance based units and stock options to be issued with a per-share price equal to the fair market value of a share of common stock on the date of grant. Option terms are specified at each grant date but generally are 10 years from the date of issuance. Options generally vest over a three to five-year period.

The Company applies a 3.2% and a 5.5% forfeiture rate, which is compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis.

In both the three months ended March 31, 2022 and 2021, compensation expense related to stock-based awards outstanding was $0.4 million. In both the three months ended March 31, 2022 and 2021, payments related to tax withholding for stock-based compensation for certain officers of the Company was less than $0.1 million.

In January 2022, the Company granted an independent director 8,929 shares of restricted common stock, which vested immediately on the date of grant. The fair value of all shares awarded on the date of grant was $3.36 per share.

In the three months ended March 31, 2022, there were no options exercised. In the three months ended March 31, 2021, there were 23,755 options exercised generating proceeds to the Company of approximately $0.1 million.

At March 31, 2022, total unrecognized compensation expense related to unvested stock was approximately $2.7 million, which is expected to be recognized over a period of approximately 2.0 years.

16.Commitments and Contingencies

On August 21, 2020, a Company dredge, the Waymon L. Boyd, was consumed by a fire while working on a project in the Port of Corpus Christi. Five crewmembers were killed, several more were injured, some seriously, and the vessel was declared a total loss. This incident also resulted in the discharge of approximately 18,000 gallons of oil, diesel fuel and contaminated water into the Corpus Christi Ship Channel, all of which was promptly cleaned up. The Company has fully cooperated with the U.S. Coast Guard, the Port of Corpus Christi Authority, and the National Transportation Safety Board, among others, while they investigated the cause of this incident. The National Transportation Safety Board named the Company as a party of interest in their investigation. A total of eight separate lawsuits were filed against the Company by certain crewmembers or their heirs under the general maritime law and the Jones Act. In response thereto, the Company filed an action in the U.S. District Court for the Southern District of Texas that requested consolidation of the lawsuits for procedural purposes since they all arose out of the same occurrence and sought exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The Limitation Court set a deadline of February 17, 2021 by which all claims were required to be filed and as of the Court’s deadline, thirteen persons, estates and/or entities filed claims in the Limitation for personal injuries, death, property damages and business interruption, loss of profit, loss of use of natural resources and other economic damages for unspecified economic and compensatory damages. The Company then filed a Default Motion with the Court, which was granted on April 8, 2021 that barred the filing of any further claims. Applicable accounting guidance under ASC 450 required the Company to recognize a loss if the loss is determined to be probable and reasonably estimable. As of March 31, 2022, we have recognized $206.5 million in total liabilities with respect to this incident, which includes approximately $206.0 million paid by the Company to date including full settlements with crewmembers and wreck removal costs, and accruals totaling approximately $0.5 million for outstanding claims. All claims arising from the August 21, 2020 incident have been settled within insurance coverage limits, the carriers of such insurance have reimbursed the Company $203.9 million, to date, and the Company remains confident that it otherwise has adequate vessels, equipment, and personnel to fulfill all ongoing, booked and reasonably foreseeable work.

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

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Condensed Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets (non-current portion of the notes receivable) in the Condensed Consolidated Balance Sheets. As of March 31, 2022, the current portion of the notes receivable was $0.8 million and the non-current portion was $0.9 million, net of $0.1 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

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

	Three months ended
	March 31,
	2022	2021
Marine
Contract revenues	$84,480	$72,146
Operating income	$1,840	$2,848
Depreciation and amortization expense	$(4,323)	$(4,358)

Total assets	$173,577	$268,345
Property and equipment, net	$92,725	$106,071

Concrete
Contract revenues	$90,451	$81,163
Operating loss	$(4,695)	$(793)
Depreciation and amortization expense	$(1,940)	$(2,127)

Total assets	$167,299	$126,510
Property and equipment, net	$12,249	$14,808

In connection with the preparation of the financial statements for the quarter ended June 30, 2021, the Company has identified and corrected certain immaterial errors in segment reporting for all periods presented. Specifically, certain corporate overhead costs previously recorded to the marine segment as part of operating income (loss) and allocated from the marine segment to the concrete segment below operating income in the other income (expense) line have been allocated from the marine segment to the concrete segment as part of the determination of operating income for each segment. These corrections resulted in an offsetting change in operating income (loss) for each segment of $2.9 million the three months ended March 31, 2021.

There were none and less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the three months ended March 31, 2022 and 2021, respectively. The marine segment had foreign revenues of $0.7 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

18.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	March 31,	December 31,
Leases	2022	2021
Assets
Operating lease right-of-use assets, net (1)	$15,006	$14,686
Financing lease right-of-use assets, net (2)	17,472	14,561
Total assets	$32,478	$29,247
Liabilities
Current
Operating	$4,005	$3,857
Financing	4,670	3,406
Total current	8,675	7,263
Noncurrent
Operating	11,709	11,637
Financing	12,605	10,908
Total noncurrent	24,314	22,545
Total liabilities	$32,989	$29,808
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $10.0 million and $9.5 million as of March 31, 2022 and December 31, 2021, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $3.4 million and $2.7 million as of March 31, 2022 and December 31, 2021, respectively.

Other information related to lease term and discount rate is as follows:

	March 31,	December 31,
	2022	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	4.67	4.90
Financing leases	4.45	4.70
Weighted Average Discount Rate
Operating leases	4.76%	4.75%
Financing leases	4.44%	4.28%

The components of lease expense are as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease costs:
Operating lease cost	$1,317	$1,654
Short-term lease cost (1)	316	690
Financing lease costs:
Interest on lease liabilities	167	126
Amortization of right-of-use assets	760	781
Total lease cost	$2,560	$3,251
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,325	$1,498
Operating cash flows for finance leases	$167	$126
Financing cash flows for finance leases	$637	$732
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$1,521	$165
ROU assets obtained in exchange for new financing lease liabilities	$3,670	$752

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2022 (excluding the three months ended March 31, 2022)	$3,547	$3,849
2023	4,139	3,946
2024	3,317	3,386
2025	2,451	2,591
2026	1,770	2,493
Thereafter	2,360	3,112
Total future minimum lease payments	17,584	19,377
Less - amount representing interest	1,870	2,102
Present value of future minimum lease payments	15,714	17,275
Less - current lease obligations	4,005	4,670
Long-term lease obligations	$11,709	$12,605

19.Subsequent Events

Effective April 6, 2022, Mark R. Stauffer, the President, Chief Executive Officer, and Interim Chief Financial Officer of the Company, and a member of its Board of Directors, separated from the Company in all capacities.

Effective April 6, 2022, the Board appointed Austin J. Shanfelter, age 64, as the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer. Mr. Shanfelter is currently the Chairman of the Company’s Board of Directors, and he will also continue to serve in that capacity. In connection with Mr. Shanfelter’s appointment, the Board has designated Richard L. Daerr, Jr., a current member of the Board, as Lead Independent Director.

In connection with Mr. Stauffer’s separation from the Company, he and the Company entered into a consulting agreement effective April 6, 2022 (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Mr. Stauffer has agreed to provide transition assistance to Mr. Shanfelter in his role as Interim Chief Executive Officer and Interim Chief Executive Officer through June 30, 2022, for a weekly fee of $13,900.

Mr. Stauffer and the Company also entered into a Separation and General Release Agreement, effective April 6, 2022 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, in consideration for signing a customary general release and waiver of claims, Mr. Stauffer will receive (i) the cash severance payments due him under the terms of his Employment Agreement with the Company, dated January 1, 2015, as amended by the First through Fourth Amendments, as previously disclosed by the Company, (ii) accelerated vesting of certain outstanding equity awards which were scheduled to vest on or prior to August 31, 2022, and (iii) the unmodified right to exercise any previously vested stock options. The Company will incur expenses of approximately $1.1 million, primarily in the second fiscal quarter of 2022, related to the Separation Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Unless the context otherwise indicates, all references in this quarterly report to “Orion,” “the Company,” “we,” “our,” or “us” are to Orion Group Holdings, Inc. and its subsidiaries as a whole.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including the duration of the COVID-19 pandemic and the resiliency of  the economy thereafter, unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, and contract cancellation at the discretion of the  customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, this MD&A should be read in conjunction with the Company’s fiscal 2021 audited consolidated financial statements and notes thereto included in our 2021 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report.

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

First Quarter 2022 Recap and 2022 Outlook

In the quarter ended March 31, 2022, we recorded revenues of $174.9 million, of which $84.5 million was attributable to our marine segment and the remaining $90.4 million to our concrete segment. In addition, we ended the quarter with a consolidated backlog of $604.1 million. Our revenues in the quarter increased by 14.1% as compared with the comparable prior year period and we recorded a net loss of $4.9 million, as compared with net income of $0.9 million in the comparable prior year period.

The Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities.

The spread of COVID-19 has impacted the global economy, leaving supply chains disrupted. The use of business practices like “social distancing” and “stay at home orders” to slow and stop the spread of COVID-19, led to increased unemployment and to the weakening of consumer confidence. Although to date the Company hasn’t experienced materially negative impacts from COVID-19, such as widespread project stoppage/cancelations or a slowdown/stoppage of accounts receivables collections, we have had and may continue to see disruptions to our operations as variants of the COVID-19 virus have caused increases in absenteeism rates among our workforce. Further,  any delays in the timing of future awards could create gaps in the Company’s project delivery schedule across quarterly periods.

Federal and State governments have increased spending as part of efforts to mitigate the impact of COVID-19 on the economy.  The amount and timing of such spending will be directly impacted by the duration of required efforts to contain COVID-19 and the severity of the negative impacts created by the virus and its effect on the economy.

Marine Segment

Demand for our marine construction services continues, given our differentiated capabilities and service offering within the space. We continue to see bid opportunities to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. However, we have some concerns about the short-term outlook for and are closely monitoring the short and long-term cruise line capital expenditures as their current demand has been severely impacted by COVID-19. Further, while we currently see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy, we recognize that the timing of project awards may be impacted as a result of volatility of oil prices due to COVID-19 related uncertainties and the war in Ukraine. Over the long-term, we expect to see bid opportunities in this sector from petrochemical-related businesses, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities will also remain over the long-term, many of which are related to the widened Panama Canal. Additionally, bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, opportunities under the Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the “RESTORE Act”) may arise in 2022. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers.

In the long-term, we see positive trends in demand for our services in our end markets, including:

●	Continuing need to repair and improve degrading U. S. marine infrastructure;
●	Long-term demand from downstream energy-related companies will be driven by larger capital projects, as well as maintenance call-out work;
●	Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;
●	Possible work opportunities generated by the Water Resources Reform and Development Act (the “WRRDA Act”) authorizing expenditures for the conservation and development of the nation’s waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;
●	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;
●	Funding for highways and transportation under successor Acts to the FAST Act;
●	Nearly $7 billion of federal funding provided by the USACE in connection with disaster recovery in Texas; and
●	Potential opportunities related to the federal infrastructure bill.

Concrete Segment

Demand for our concrete segment’s services continues, although timing of certain new project releases could be delayed as a result of inflation, labor concerns, supply chain delays and COVID-19 related macroeconomic impacts. We currently see long-term demand for our concrete construction services in the Texas building sector as Texas’ four major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for population and business growth. Population growth throughout our markets continues to drive new distribution centers, education facilities, office expansion, retail and grocery establishments, new multi-family housing units, and structural towers for business, residential or mixed-use purposes.  The diversified Texas economy provides us with multiple sources of bid opportunities. Additional demand for concrete services in our markets could be provided by work as part of the federal infrastructure bill.

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

Backlog as of the periods ended below are as follows (in millions):

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Marine segment	$317.4	$376.9	$379.9	$170.2	$154.8
Concrete segment	286.7	213.1	192.9	224.2	210.0
Consolidated	$604.1	$590.0	$572.8	$394.4	$364.8

The increase in backlog during the quarter is primarily driven by new jobs we won. The now ended general trend of declining backlog through June 2021 was due in significant part to headwinds created by the COVID-19 pandemic in certain end market sectors, which slowed the timing of project awards.  Backlog has since increased significantly and we are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $2.1 billion of quoted bids outstanding at quarter end, of which $112 million we are the apparent low bidder on or have been awarded contracts subsequent to the end of the fiscal quarter ended March 31, 2022.

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

Three months ended March 31, 2022, compared with three months ended March 31, 2021.

	Three months ended March 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$174,931	100.0%	$153,309	100.0%
Cost of contract revenues	162,115	92.7%	137,854	89.9%
Gross profit	12,816	7.3%	15,455	10.1%
Selling, general and administrative expenses	16,170	9.2%	14,630	9.6%
Amortization of intangible assets	310	0.2%	380	0.2%
Gain on disposal of assets, net	(809)	(0.5)	(1,610)	(1.0)
Operating (loss) income	(2,855)	(1.6)%	2,055	1.3%
Other (expense) income:
Other income	44	—%	37	—%
Interest income	19	—%	26	—%
Interest expense	(740)	(0.4)%	(1,040)	(0.6)%
Other expense, net	(677)	(0.4)%	(977)	(0.6)%
(Loss) income before income tax expense	(3,532)	(2.0)%	1,078	0.7%
Income tax expense	1,324	0.8%	150	0.1%
Net (loss) income	$(4,856)	(2.8)%	$928	0.6%

Contract Revenues. Contract revenues for the three months ended March 31, 2022 of $174.9 million increased $21.6 million or 14.1% as compared to $153.3 million in the prior year period. The increase was primarily driven by the start up on large jobs awarded in the second half of 2021 in the marine segment and increased cubic yard production on light commercial projects in the concrete segment.

Gross Profit.  Gross profit was $12.8 million for the three months ended March 31, 2022, compared to $15.5 million in the prior year period, a decrease of $2.7 million or 17.1%. Gross profit in the first quarter was 7.3% of total contract revenues as compared to 10.1% in the prior year period. The decrease in gross profit dollars and percentage was primarily driven by write-downs in the concrete segment as a result of project conditions, reduced dredging volume in the current quarter and a change in the mix of work in the current period.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $16.2 million for the three months ended March 31, 2022 compared to $14.6 million in the prior year period, an increase of $1.6 million or 10.5%. As a percentage of total contract revenues, SG&A expenses decreased from 9.6% to 9.2%, primarily due to higher revenues in the current period. The increase in SG&A dollars was driven primarily by additional consulting fees related to the management transition and additional property taxes, partially offset by reduced bonus expense.

Gain on Disposal of Assets, net. During the three months ended March 31, 2022 and 2021, we realized $0.8 million and $1.6 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded tax expense of $1.3 million in the three months ended March 31, 2022, compared to tax expense of $0.2 million in the prior year period. Our effective tax rate for the three months ended March 31, 2022 was (37.5)%, which differs from the federal statutory rate of 21% primarily due to the movement in the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues.  In connection with the preparation of the financial statements for the quarter ended June 30, 2021, the Company has identified and corrected certain immaterial errors in segment reporting for all periods presented. Specifically, certain corporate overhead costs previously recorded to the marine segment as part of operating income (loss) and allocated from the marine segment to the concrete segment below operating income in the other income (expense) line have been allocated from the marine segment to the concrete segment as part of the determination of operating income for each segment. These corrections resulted in an offsetting change in operating income (loss) for each segment of $2.9 million for the three months ended March 31, 2021.

Three months ended March 31, 2022 compared with three months ended March 31, 2021.

	Three months ended March 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$57,308	67.8%	$41,669	57.8%
Private sector	27,172	32.2%	30,477	42.2%
Marine segment total	$84,480	100.0%	$72,146	100.0%
Concrete segment
Public sector	$5,493	6.1%	$4,779	5.9%
Private sector	84,958	93.9%	76,384	94.1%
Concrete segment total	$90,451	100.0%	$81,163	100.0%
Total	$174,931		$153,309

Operating income (loss)
Marine segment	$1,840	2.2%	$2,848	3.9%
Concrete segment	(4,695)	(5.2)%	(793)	(1.0)%
Total	$(2,855)		$2,055

Marine Segment

Revenues for our marine segment for the three months ended March 31, 2022 were $84.5 million compared to $72.1 million for the three months ended March 31, 2021, an increase of $12.4 million, or 17.1%. The increase was primarily driven by the start up on large jobs awarded in the second half of 2021.

Operating income for our marine segment for the three months ended March 31, 2022 was $1.8 million, compared to operating income of $2.8 million for the three months ended March 31, 2021, a decrease of $1.0 million. This decrease in operating income was primarily due to the decrease in gross profit margin noted above and the increase in selling, general and administrative expense noted above.

Concrete Segment

Revenues for our concrete segment for the three months ended March 31, 2022 were $90.4 million compared to $81.2 million for the three months ended March 31, 2021, an increase of $9.2 million, or 11.4%. This increase was primarily driven by increased cubic yard production in light commercial projects.

Operating loss for our concrete segment for the three months ended March 31, 2022 was $4.7 million, compared to $0.8 million for the three months ended March 31, 2021, a decrease of $3.9 million. This decrease in operating income was primarily due to the decline in project profits due to write-downs on several projects in addition to unabsorbed indirect expenses related to additional project management labor expense.

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

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At March 31, 2022, our working capital was $32.7 million, as compared with $36.2 million at December 31, 2021. As of March 31, 2022, we had unrestricted cash on hand of $6.7 million. Our borrowing capacity at March 31, 2022 was approximately $13.4 million.

Ninth Amendment to Revolving Credit Facility

On March 1, 2022, we entered into an amended revolving line of credit and swingline loan agreement (the “Ninth Amendment”) to, among other things, waive covenant defaults, reset the revolver limit, implement an anti-cash hoarding provision and institute temporary covenant requirements. For further details of the Ninth Amendment, see Note 11 in the Notes to the Financial Statements (of this Form 10-Q).

We expect to meet our future internal liquidity and working capital needs and maintain or replace our equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by our operating activities for at least the next 12 months. Although our line of credit is reduced, we believe our cash position and available credit is adequate for our general business requirements discussed above and to service our debt.

The following table provides information regarding our cash flows and our capital expenditures for the three and months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021
Net (loss) income	$(4,856)	$928
Adjustments to remove non-cash and non-operating items	7,051	6,895
Cash flow from net income after adjusting for non-cash and non-operating items	2,195	7,823
Change in operating assets and liabilities (working capital)	7,865	1,295
Cash flows provided by operating activities	$10,060	$9,118
Cash flows (used in) provided by investing activities	$(2,810)	$772
Cash flows used in financing activities	$(12,817)	$(6,837)

Capital expenditures (included in investing activities above)	$(3,523)	$(1,618)

Operating Activities. During the three months ended March 31, 2022, we generated approximately $10.1 million in cash from our operating activities. The net cash inflow is comprised of $2.2 million of cash inflows from net loss, after adjusting for non-cash items and $7.9 million of cash inflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $9.7 million inflow pursuant to the relative timing and significance of project progression and billings during the period, $2.5 million of inflows from the decrease in prepaid expense and other assets and $1.2 million of other inflows, partially offset by a $4.3 million outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued  liabilities during the period and a $1.2 million decrease in operating lease liabilities.

Investing Activities. Capital asset additions and betterments to our fleet were $3.5 million in the three months ended March 31, 2022, as compared with $1.6 million in the three months ended March 31, 2021. Proceeds from the sale of property and equipment were $0.7 in the three months ended March 31, 2022, as compared with $2.0 million in the three months ended March 31, 2021.

Financing Activities. During the three months ended March 31, 2021, we repaid $11.6 million on our revolving line of credit, had payments of $0.6 million on finance lease liabilities and incurred $0.5 million of loan costs related to the Ninth Amendment of the Credit Facility.

Sources of Capital

As of March 31, 2022, our available sources of capital consist of borrowing availability on our revolving line of credit of $13.4 million pursuant to our Credit Facility.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	Consolidated EBITDA minimum of:

- Fiscal Quarter Ending March 31, 2022 - $2.6 million

- Fiscal Quarter Ending June 30, 2022 - $7.7 million on a year-to-date basis

•	Consolidated Leverage Ratio

- Fiscal Quarter Ending September 30, 2022 and each Fiscal Quarter thereafter, maximum of 3.00 to 1.00

•	Consolidated Fixed Charge Coverage Ratio

- Fiscal Quarter Ending December 31, 2022 and each Fiscal Quarter thereafter, minimum of 1.25 to 1.00.

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

See Note 11 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company’s Debt.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At March 31, 2022, the capacity under our current bonding arrangement was at least $750 million, with approximately $235 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At March 31, 2022, we had $27.4 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 4.73%. Based on the amounts outstanding under our credit facility as of March 31, 2022, a 100 basis-point increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.3 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For information about litigation involving us, see Note 16 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors", of our 2021 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities in the period ended March 31, 2022.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

Following the departure of the Company’s Chief Executive Officer on April 6, 2022, our Chairman of the Board, Austin J. Shanfelter, assumed the duties of Interim Chief Executive Officer and Interim Chief Financial Officer while the Company conducts a search for a new Chief Executive Officer and Chief Financial Officer.

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

10.1

Ninth amendment, effective March 1, 2022, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A. and BOKF, NA dba Bank of Texas, as Co-Syndication Agents. (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2022 (File No. 001-33891)).

†10.2

Consulting Agreement, dated April 6, 2022, by and between Mark R. Stauffer and Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2022 (File No. 001-33891)).

†10.3

Separation and General Release Agreement, dated April 6, 2022, by and between Mark R. Stauffer and Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2022 (File No. 001-33891)).

*31 .1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
*31 .2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32 .1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Title 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

†     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

April 29, 2022	By:	/s/ Austin J. Shanfelter
Austin J. Shanfelter Interim Chief Executive Officer

April 29, 2022	By:	/s/ Austin J. Shanfelter
Austin J. Shanfelter Interim Chief Financial Officer