Form 10-Q
period 2022-06-30
Orion Group Holdings Inc
filed 2022-07-29
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, "accelerated filer", "small reporting" company and "emerging growth" company in Rule 12b-2 of the Exchange Act:

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

There were 31,255,584 shares of common stock outstanding as of July 28, 2022.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2022

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,089	$12,293
Accounts receivable:
Trade, net of allowance for credit losses of $380 and $323, respectively	102,767	88,173
Retainage	49,907	41,379
Income taxes receivable	478	405
Other current	3,321	17,585
Inventory	1,801	1,428
Contract assets	27,018	28,529
Prepaid expenses and other	4,012	8,142
Total current assets	197,393	197,934
Property and equipment, net of depreciation	104,307	106,654
Operating lease right-of-use assets, net of amortization	16,039	14,686
Financing lease right-of-use assets, net of amortization	17,096	14,561
Inventory, non-current	5,709	5,418
Intangible assets, net of amortization	7,936	8,556
Deferred income tax asset	22	41
Other non-current	2,980	3,900
Total assets	$351,482	$351,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$32,184	$39,141
Accounts payable:
Trade	72,979	48,217
Retainage	1,327	923
Accrued liabilities	23,059	38,594
Income taxes payable	793	601
Contract liabilities	27,877	26,998
Current portion of operating lease liabilities	4,589	3,857
Current portion of financing lease liabilities	3,876	3,406
Total current liabilities	166,684	161,737
Long-term debt, net of debt issuance costs	859	259
Operating lease liabilities	12,308	11,637
Financing lease liabilities	12,472	10,908
Other long-term liabilities	17,713	18,942
Deferred income tax liability	191	169
Total liabilities	210,227	203,652
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 31,966,815 and 31,712,457 issued; 31,255,584 and 31,001,226 outstanding at June 30, 2022 and December 31, 2021, respectively	320	317
Treasury stock, 711,231 shares, at cost, as of June 30, 2022 and December 31, 2021, respectively	(6,540)	(6,540)
Additional paid-in capital	186,945	185,881
Retained loss	(39,470)	(31,560)
Total stockholders’ equity	141,255	148,098
Total liabilities and stockholders’ equity	$351,482	$351,750

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Contract revenues	$194,575	$145,875	$369,506	$299,184
Costs of contract revenues	180,244	133,574	342,359	271,428
Gross profit	14,331	12,301	27,147	27,756
Selling, general and administrative expenses	17,233	13,715	33,403	28,345
Amortization of intangible assets	310	381	620	761
Gain on disposal of assets, net	(364)	(7,361)	(1,173)	(8,971)
Operating (loss) income	(2,848)	5,566	(5,703)	7,621
Other (expense) income:
Other income	55	72	99	109
Interest income	16	25	35	51
Interest expense	(958)	(2,943)	(1,698)	(3,983)
Other expense, net	(887)	(2,846)	(1,564)	(3,823)
(Loss) income before income taxes	(3,735)	2,720	(7,267)	3,798
Income tax (benefit) expense	(681)	(810)	643	(660)
Net (loss) income	$(3,054)	$3,530	$(7,910)	$4,458

Basic (loss) earnings per share	$(0.10)	$0.12	$(0.26)	$0.15
Diluted (loss) earnings per share	$(0.10)	$0.11	$(0.26)	$0.15
Shares used to compute (loss) income per share:
Basic	30,949,298	30,671,952	30,960,277	30,569,284
Diluted	30,949,298	30,702,151	30,960,277	30,601,669

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(3,054)	$3,530	$(7,910)	$4,458
Change in fair value of cash flow hedge, net of tax expense of $315 and $368 for the three and six months ended June 30, 2021	—	1,057	—	1,234
Total comprehensive (loss) income	$(3,054)	$4,587	$(7,910)	$5,692

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2021	31,712,457	$317	(711,231)	$(6,540)	$—	$185,881	$(31,560)	$148,098
Stock-based compensation	—	—	—	—	—	370	—	370
Issuance of restricted stock	8,929	—	—	—	—	—	—	—
Forfeiture of restricted stock	(39,922)	—	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(4,739)	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(4,856)	(4,856)
Balance, March 31, 2022	31,676,725	$317	(711,231)	$(6,540)	$—	$186,236	$(36,416)	$143,597
Stock-based compensation	—	—	—	—	—	794	—	794
Issuance of restricted stock	623,655	6	—	—	—	(6)	—	—
Forfeiture of restricted stock	(302,561)	(3)	—	—	—	3	—	—
Payments related to tax withholding for stock-based compensation	(31,004)	—	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	—	—	(3,054)	(3,054)
Balance, June 30, 2022	31,966,815	$320	(711,231)	$(6,540)	$—	$186,945	$(39,470)	$141,255

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2020	31,171,804	$312	(711,231)	$(6,540)	$(1,602)	$184,324	$(17,000)	$159,494
Stock-based compensation	—	—	—	—	—	383	—	383
Exercise of stock options	23,755	—	—	—		86		86
Payments related to tax withholding for stock-based compensation	(6,673)	—	—	—	—	(36)	—	(36)
Cash flow hedge	—	—	—	—	230	—	—	230
Net income	—	—	—	—	—	—	928	928
Balance, March 31, 2021	31,188,886	$312	(711,231)	$(6,540)	$(1,372)	$184,757	$(16,072)	$161,085
Stock-based compensation	—	—	—	—	—	1,245	—	1,245
Issuance of restricted stock	489,850	5	—	—	—	(5)	—	—
Forfeiture of restricted stock	(27,983)	—	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(32,755)	(1)	—	—	—	(204)	—	(205)
Cash flow hedge	—	—	—	—	1,372	—	—	1,372
Net income	—	—	—	—	—	—	3,530	3,530
Balance, June 30, 2021	31,617,998	$316	(711,231)	$(6,540)	$—	$185,793	$(12,542)	$167,027

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(7,910)	$4,458
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Operating activities:
Depreciation and amortization	10,815	11,313
Amortization of ROU operating leases	2,459	2,794
Amortization of ROU finance leases	1,546	1,602
Write-off of debt issuance costs upon debt modification	—	790
Amortization of deferred debt issuance costs	161	429
Deferred income taxes	41	(81)
Stock-based compensation	1,164	1,628
Gain on disposal of assets, net	(1,173)	(8,971)
Allowance for credit losses	56	—
Change in operating assets and liabilities:
Accounts receivable	(23,158)	5,147
Income tax receivable	(73)	(682)
Inventory	(664)	277
Prepaid expenses and other	5,050	337
Contract assets	1,511	9,159
Accounts payable	25,363	(3,754)
Accrued liabilities	(2,266)	(5,290)
Operating lease liabilities	(2,317)	(2,571)
Income tax payable	192	(538)
Contract liabilities	879	(4,772)
Net cash provided by operating activities	11,676	11,275
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,043	24,737
Purchase of property and equipment	(8,001)	(4,715)
Insurance claim proceeds related to property and equipment	—	440
Net cash (used in) provided by investing activities	(6,958)	20,462
Cash flows from financing activities:
Borrowings on credit	5,000	20,000
Payments made on borrowings on credit	(11,742)	(49,086)
Loan costs from Credit Facility	(611)	—
Payments of finance lease liabilities	(1,472)	(1,675)
Payments related to tax withholding for share-based compensation	(97)	(241)
Exercise of stock options	—	86
Net cash used in financing activities	(8,922)	(30,916)
Net change in cash and cash equivalents	(4,204)	821
Cash and cash equivalents at beginning of period	12,293	1,589
Cash and cash equivalents at end of period	$8,089	$2,410

Cash paid during the period for:
Interest	$1,071	$2,064
Taxes, net of refunds	$481	$640

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company is compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate.  Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, our ability to manage spending on capital expenditures, our ability to repay amounts borrowed on our Credit Facility, limit spending on the ERP system implementation and improve working capital. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months. Therefore, management’s conclusion is that substantial doubt is not raised as to the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company’s revenue is derived from contracts to provide marine construction, dredging, turnkey concrete services, and other specialty services. The Company’s projects are typically brief in duration, but occasionally, span a period of over one year. The Company determines the appropriate accounting treatment for each contract before work begins and, subject to qualifications discussed in the next paragraph, generally records contract revenue over time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at June 30, 2022 and December 31, 2021 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company has significant investments in billed and unbilled receivables as of June 30, 2022 and December 31, 2021. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk receivables identified by management are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than the carrying value. As of June 30, 2022 and December 31, 2021, the Company has recorded an allowance for credit losses of $0.4 million and $0.3 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at June 30, 2022 totaled $49.9 million, of which $5.7 million is expected to be collected beyond June 30, 2023. Retainage at December 31, 2021 totaled $41.4 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of June 30, 2022 or December 31, 2021.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of June 30, 2022 or December 31, 2021.

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

Stock-Based Compensation

The Company recognizes compensation expense for equity awards over the vesting period based on the fair value of these awards at the date of grant. The computed fair value of these awards is recognized as a non-cash cost over the period the employee provides services, which is typically the vesting period of the award. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions in the computation. Changes in these assumptions can cause significant fluctuations in the fair value of the option award. The fair value of restricted stock grants and restricted stock units is equivalent to the fair value of the stock issued on the date of grant and is measured as the closing price of the stock on the date of grant.

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

The total accrual for insurance claims liabilities was $4.6 million and $19.8 million at June 30, 2022 and December 31, 2021, respectively, reflected as a component of accrued liabilities in the condensed consolidated balance sheet. The total accrual for insurance claims receivable was $0.5 million and $13.3 million at June 30, 2022 and December 31, 2021, respectively, reflected as a component of other current accounts receivable in the condensed consolidated balance sheet.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Marine Segment
Construction	$53,210	$38,859	$112,362	$82,795
Dredging	24,320	20,672	46,486	45,354
Specialty Services	4,789	4,411	7,951	7,939
Marine segment contract revenues	$82,319	$63,942	$166,799	$136,088

Concrete Segment
Structural	$17,864	$17,545	$31,540	$34,206
Light Commercial	94,392	64,388	171,167	128,883
Other	—	—	—	7
Concrete segment contract revenues	$112,256	$81,933	$202,707	$163,096

Total contract revenues	$194,575	$145,875	$369,506	$299,184

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

The table below presents the concentrations of current receivables (trade and retainage) at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022		December 31, 2021
Federal Government	$3,832	3%	$6,563	5%
State Governments	555	-%	61	-%
Local Governments	19,564	13%	11,923	9%
Private Companies	129,103	84%	111,328	86%
Gross receivables	153,054	100%	129,875	100%
Allowance for credit losses	(380)		(323)
Net receivables	$152,674		$129,552

At both June 30, 2022 and December 31, 2021, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and six months ended June 30, 2022 and 2021, respectively:

	Three months ended June 30,				Six months ended June 30,
	2022	%	2021	%	2022	%	2021	%
Federal Government	$19,834	10%	$12,345	9%	$42,529	12%	$25,109	9%
State Governments	13,753	7%	246	-%	21,457	5%	414	-%
Local Governments	26,198	13%	38,576	26%	58,600	16%	72,092	24%
Private Companies	134,790	69%	94,708	65%	246,920	67%	201,569	67%
Total contract revenues	$194,575	99%	$145,875	100%	$369,506	100%	$299,184	100%

In the three and six months ended June 30, 2022 and 2021, no single customer exceeded 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 1.0% and 0.2% of total revenues for the three months ended June 30, 2022 and 2021, respectively, and 0.7% and 0.9% for the six months ended June 30, 2022 and 2021, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Costs incurred on uncompleted contracts	$1,096,568	$1,138,298
Estimated earnings	159,043	168,861
	1,255,611	1,307,159
Less: Billings to date	(1,256,470)	(1,305,628)
	$(859)	$1,531
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Contract assets	$27,018	$28,529
Contract liabilities	(27,877)	(26,998)
	$(859)	$1,531

Included in contract assets is approximately $9.3 million and $3.8 million at June 30, 2022 and December 31, 2021, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of June 30, 2022, the aggregate amount of the remaining performance obligations was approximately $603.2 million. Of this amount, the current expectation of the Company is that it will recognize $487.1 million, or 81%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Automobiles and trucks	$2,306	$2,337
Building and improvements	35,108	34,796
Construction equipment	136,913	137,786
Vessels and other equipment	85,021	82,455
Office equipment	6,660	6,430
	266,008	263,804
Less: Accumulated depreciation	(198,524)	(191,542)
Net book value of depreciable assets	67,484	72,262
Construction in progress	8,938	6,507
Land	27,885	27,885
	$104,307	$106,654

For the three months ended June 30, 2022 and 2021, depreciation expense was $5.0 million and $5.2 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense was $10.2 million and $10.6 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

During the quarter ended June 30, 2021, the Company sold its land, building and improvements located in Tampa, Florida. The book value of the assets and related accumulation were removed from the balance sheet and the Company recognized a net gain on the sale of $6.8 million.

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Other Current Accounts Receivable

Other current accounts receivable at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Insurance claims receivable	$527	$13,273
Accident loss receivables	1,303	3,760
Other current receivables	1,491	552
Total other current accounts receivable	$3,321	$17,585

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2022
Assets:
Cash surrender value of life insurance policy	$2,254	—	2,254	—
December 31, 2021
Assets:
Cash surrender value of life insurance policy	$2,813	—	2,813	—

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of June 30, 2022. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at June 30, 2022 and December 31, 2021 approximated its carrying value of $33.5 million and $39.4 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Intangible Assets

The tables below present the activity and amortization of finite-lived intangible assets:

	June 30,	December 31,
	2022	2021
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(33,576)	$(32,055)
Current year amortization	(620)	(1,521)
Total accumulated amortization	(34,196)	(33,576)

Net finite-lived intangible assets, end of period	$1,044	1,664
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$7,936	$8,556

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the six months ended June 30, 2022, $0.6 million of amortization expense was recognized for these assets.

Future expense remaining of approximately $1.0 million will be amortized as follows:

2022	$618
2023	389
2024	37
$1,044

The most recent annual impairment test of the Company’s indefinite-lived intangible asset concluded that the fair value of the trade name was in excess of the carrying value, therefore no impairment was recorded.

10.Accrued Liabilities

Accrued liabilities at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Accrued salaries, wages and benefits	$12,796	$9,879
Accrued liabilities expected to be covered by insurance	4,564	19,818
Sales taxes	1,977	5,113
Property taxes	1,190	1,047
Sale-leaseback arrangement	779	743
Accounting and audit fees	246	413
Interest	241	23
Other accrued expenses	1,266	1,558
Total accrued liabilities	$23,059	$38,594

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

11.Debt

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

The quarterly weighted average interest rate for the Credit Facility as of June 30, 2022 was 5.19%.

The Company’s obligations under debt arrangements consisted of the following:

	June 30, 2022			December 31, 2021
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Revolving line of credit	$32,400	$(491)	$31,909	$39,000	$—	$39,000
Other debt	275	—	275	141	—	141
Total current debt	32,675	(491)	32,184	39,141	—	39,141
Other debt	859	—	859	259	—	259
Total long-term debt	859	—	859	259	—	259
Total debt	$33,534	$(491)	$33,043	$39,400	$—	$39,400

(1)	Total debt issuance costs include underwriter fees, legal fees and syndication fees and fees related to the execution of the Ninth Amendment to the Credit Agreement.

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

As of June 30, 2022, the Company had $32.4 million of borrowings under the revolving line of credit. There were $1.7 million in outstanding letters of credit as of June 30, 2022, which reduced the maximum borrowing availability on the revolving line of credit to $8.4 million. During the six months ended June 30, 2022, the Company drew down $5.0 million for general corporate purposes and made payments of $11.6 million on the revolving line of credit which resulted in a net decrease of $6.6 million.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of June 30, 2022, the carrying value of this debt is $1.1 million. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

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

The Company was in compliance with all financial covenants as of June 30, 2022.

12.Other Long-Term Liabilities

Other long-term liabilities at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Sale-leaseback arrangement	$15,573	$15,969
Deferred compensation	1,863	2,759
Accrued liabilities expected to be covered by insurance	277	214
Total other long-term liabilities	$17,713	$18,942

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

Income tax (benefit) expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Income tax (benefit) expense	$(681)	$(810)	$643	$(660)
Effective tax rate	18.2%	(29.8)%	(8.8)%	(17.4)%

The effective rate for the three and six months ended June 30, 2022 differed from the Company’s statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended June 30, 2022 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at June 30, 2022 remains appropriate.

The Company does not expect that unrecognized tax benefits as of June 30, 2022 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended June 30, 2022 and 2021, the Company had 662,289 and 893,604 securities, respectively, that were potentially dilutive in earnings per share calculations. For the six months ended June 30, 2022 and 2021, the Company had 671,318 and 904,486 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and six months ended June 30, 2022 and 2021. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic:
Weighted average shares outstanding	30,949,298	30,671,952	30,960,277	30,569,284
Diluted:
Total basic weighted average shares outstanding	30,949,298	30,671,952	30,960,277	30,569,284
Effect of potentially dilutive securities:
Common stock options	—	30,199	—	32,385
Total weighted average shares outstanding assuming dilution	30,949,298	30,702,151	30,960,277	30,601,669

15.Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s  stock incentive plans, which include the balance of shares remaining under the 2022 Long Term Incentive Plan (the "2022 LTIP"), which was approved by shareholders in May 2022 and authorized the maximum aggregate number of shares to be issued of 2,175,000 plus any shares available for grant under prior long term incentive plans as of the date the 2022 LTIP was approved, and any shares subject to awards granted under the prior plans that expire or are cancelled, forfeited, exchanged, settled in cash or otherwise terminated. In general, the Company’s 2022 LTIP provides for grants of restricted stock, performance based awards and stock options to be issued with a per-share price not less than the fair market value of a share of common stock on the date of grant. Option terms are specified at each grant date but generally are 10 years from the date of issuance. Options generally vest over a three to five-year period.

The Company applies a 3.2% and a 5.5% forfeiture rate, which is compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis.

In the three months ended June 30, 2022 and 2021, compensation expense related to stock-based awards outstanding was $0.8 million and $1.2 million, respectively. In the six months ended June 30, 2022 and 2021, compensation expense related to stock-based awards outstanding was $1.2 million and $1.6 million, respectively. In the three and six months ended June 30, 2022 and 2021, payments related to tax withholding for stock-based compensation for certain officers of the Company was $0.1 million and $0.2 million, respectively.

In January 2022, the Company granted an independent director 8,929 shares of restricted common stock, which vested immediately on the date of grant and had a fair value on the date of grant of $3.36 per share.

In May 2022, independent directors as well as Mr. Austin J. Shanfelter, the Company’s Executive Chairman, Interim Chief Executive Officer and Interim Chief Financial Officer, were awarded an aggregate of 623,655 shares of restricted common stock. The total number included 193,548 shares, which were awarded to the six independent directors and vested immediately on the date of the grant, as well as 430,107 shares of time-vested restricted stock units awarded to Mr. Shanfelter. The time-vested restricted stock units will vest as follows: (1) 179,211 will cliff vest and will be settled in stock, unless the Company's Compensation Committee exercises its discretion to settle all or a portion in cash (on a one-for-one basis), provided Mr. Shanfelter fulfills his term as Interim Chief Executive Officer, which the Company expects to occur prior to April 6, 2023 and (2) 250,896 will cliff vest and will be settled in stock, unless the Company's Compensation Committee exercises its discretion to settle all or a portion in cash (on a one-for-one basis), provided Mr. Shanfelter fulfills his term as Executive Chairman, which the Company expects to occur prior to April 6, 2023. The fair value on the date of the grant of all shares awarded in May 2022 was $2.79 per share.

In the three and six months ended June 30, 2022, there were no options exercised. In the three months ended June 30, 2021, there were no options exercised. In the six months ended June 30, 2021 there were 23,755 options exercised generating proceeds to the Company of approximately $0.1 million.

At June 30, 2022, total unrecognized compensation expense related to unvested stock was approximately $2.1 million, which is expected to be recognized over a period of approximately 1.4 years.

16.Commitments and Contingencies

On August 21, 2020, a Company dredge, the Waymon L. Boyd, was consumed by a fire while working on a project in the Port of Corpus Christi. Five crewmembers were killed, several more were injured, some seriously, and the vessel was declared a total loss. This incident also resulted in the discharge of approximately 18,000 gallons of oil, diesel fuel and contaminated water into the Corpus Christi Ship Channel, all of which was promptly cleaned up. The Company has fully cooperated with the U.S. Coast Guard, the Port of Corpus Christi Authority, and the National Transportation Safety Board, among others, while they investigated the cause of this incident. The National Transportation Safety Board named the Company as a party of interest in their investigation. A total of eight separate lawsuits were filed against the Company by certain crewmembers or their heirs under the general maritime law and the Jones Act. In response thereto, the Company filed an action in the U.S. District Court for the Southern District of Texas that requested consolidation of the lawsuits for procedural purposes since they all arose out of the same occurrence and sought exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The Limitation Court set a deadline of February 17, 2021 by which all claims were required to be filed and as of the Court’s deadline, thirteen persons, estates and/or entities filed claims in the Limitation for personal injuries, death, property damages and business interruption, loss of profit, loss of use of natural resources and other economic damages for unspecified economic and compensatory damages. The Company then filed a Default Motion with the Court, which was granted on April 8, 2021 that barred the filing of any further claims. Applicable accounting guidance under ASC 450 required the Company to recognize a loss if the loss is determined to be probable and reasonably estimable. As of June 30, 2022, the Company has recognized $206.4 million in total liabilities with respect to this incident, which includes approximately $206.0 million paid by the Company to date including full settlements with crewmembers and wreck removal costs, and accruals totaling approximately $0.3 million for outstanding claims. All claims arising from the August 21, 2020 incident have been settled within insurance coverage limits, the carriers of such insurance have reimbursed the Company $204.9 million, to date, and the Company remains confident that it otherwise has adequate vessels, equipment, and personnel to fulfill all ongoing, booked and reasonably foreseeable work.

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

A legal matter was settled in the Company’s favor for $5.5 million during the first quarter of 2018. Settlement amounts were recorded in Other gain from continuing operations in the Condensed Consolidated Statement of Operations, Prepaid expenses and other (current portion of the notes receivable) and Other non-current assets

(non-current portion of the notes receivable) in the Condensed Consolidated Balance Sheets. As of June 30, 2022, the current portion of the notes receivable was $0.8 million and the non-current portion was $0.7 million, net of $0.1 million of unamortized discount. Legal fees related to this matter were expensed as incurred during the respective reporting period.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Marine
Contract revenues	$82,319	$63,942	$166,799	$136,088
Operating income	$2,516	$8,606	$4,356	$11,454
Depreciation and amortization expense	$(4,236)	$(4,322)	$(8,559)	$(8,680)

Total assets	$219,138	$253,658	$219,138	$253,658
Property and equipment, net	$92,813	$90,961	$92,813	$90,961

Concrete
Contract revenues	$112,256	$81,933	$202,707	$163,096
Operating loss	$(5,364)	$(3,040)	$(10,059)	$(3,833)
Depreciation and amortization expense	$(1,862)	$(2,107)	$(3,802)	$(4,235)

Total assets	$132,344	$129,547	$132,344	$129,547
Property and equipment, net	$11,494	$13,956	$11,494	$13,956

There were $0.1 million and less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the three months ended June 30, 2022 and 2021, respectively. There were $0.1 million and less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the six months ended June 30, 2022 and 2021, respectively. The marine segment had foreign revenues of $1.9 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively. The marine segment had foreign revenues of $2.6 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

18.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	June 30,	December 31,
Leases	2022	2021
Assets
Operating lease right-of-use assets, net (1)	$16,039	$14,686
Financing lease right-of-use assets, net (2)	17,096	14,561
Total assets	$33,135	$29,247
Liabilities
Current
Operating	$4,589	$3,857
Financing	3,876	3,406
Total current	8,465	7,263
Noncurrent
Operating	12,308	11,637
Financing	12,472	10,908
Total noncurrent	24,780	22,545
Total liabilities	$33,245	$29,808
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $8.8 million and $9.5 million as of June 30, 2022 and December 31, 2021, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $3.5 million and $2.7 million as of June 30, 2022 and December 31, 2021, respectively.

Other information related to lease term and discount rate is as follows:

	June 30,	December 31,
	2022	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	4.32	4.90
Financing leases	4.51	4.70
Weighted Average Discount Rate
Operating leases	4.80%	4.75%
Financing leases	5.47%	4.28%

The components of lease expense are as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease costs:
Operating lease cost	$1,087	$1,518	$2,404	$3,172
Short-term lease cost (1)	302	317	618	1,007
Financing lease costs:
Interest on lease liabilities	183	118	350	244
Amortization of right-of-use assets	786	821	1,546	1,602
Total lease cost	$2,358	$2,774	$4,918	$6,025
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,281	$2,949
Operating cash flows for finance leases	$350	$244
Financing cash flows for finance leases	$1,472	$1,675
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$5,340	$358
ROU assets obtained in exchange for new financing lease liabilities	$8,790	$3,147

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2022 (excluding the six months ended June 30, 2022)	$2,734	$2,899
2023	4,946	3,695
2024	4,141	3,898
2025	2,805	3,217
2026	1,770	1,770
Thereafter	2,360	3,113
Total future minimum lease payments	18,756	18,592
Less - amount representing interest	1,859	2,244
Present value of future minimum lease payments	16,897	16,348
Less - current lease obligations	4,589	3,876
Long-term lease obligations	$12,308	$12,472

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “Orion,” “the Company,” “we,” “our,” or “us” are to Orion Group Holdings, Inc. and its subsidiaries as a whole.

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

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, this MD&A should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our 2021 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the “Company”), provides a broad range of specialty construction services in the infrastructure, industrial and building sectors throughout the continental United States, Alaska, and the Caribbean Basin. The Company’s marine segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services. Its concrete segment services the building sector by providing turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

Second Quarter 2022 Recap and 2022 Outlook

In the quarter ended June 30, 2022, we recorded revenues of $194.6 million, of which $82.3 million was attributable to our marine segment and the remaining $112.3 million to our concrete segment. In addition, we ended the quarter with a consolidated backlog of $603.2 million. Our revenues in the quarter increased by 33.4% as compared with the comparable prior year period and we recorded a net loss of $3.1 million, as compared with net income of $3.5 million in the comparable prior year period.

The Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities.

The spread of COVID-19 has impacted the global economy, leaving supply chains disrupted. Although to date the Company hasn’t experienced materially negative impacts from COVID-19, such as widespread project stoppage/cancelations or a slowdown/stoppage of accounts receivables collections, we have had and may continue to see disruptions to our operations as variants of the COVID-19 virus have caused increases in absenteeism rates among our workforce and other impacts to supply chains and labor markets.

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

In the long-term, we see positive trends in demand for our services in our end markets, including:

●	Continuing need to repair and improve degrading U.S. marine infrastructure;
●	Long-term demand from downstream energy-related companies will be driven by larger capital projects, as well as maintenance call-out work;
●	Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;
●	Possible work opportunities generated by the Water Resources Reform and Development Act (the “WRRDA Act”) authorizing expenditures for the conservation and development of the nation’s waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;
●	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;
●	Funding for highways and transportation under successor Acts to the FAST Act;
●	Nearly $7 billion of federal funding provided by the USACE in connection with disaster recovery in Texas; and
●	Potential opportunities related to the federal infrastructure bill.

Concrete Segment

Demand for our concrete segment’s services continues, although timing of certain new project releases could be delayed as a result of inflation, labor concerns, supply chain delays and COVID-19 related macroeconomic impacts. We currently see long-term demand for our concrete construction services in the Texas building sector as Texas’ four major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for population and business growth. Population growth throughout our markets continues to drive new distribution centers, education facilities, office expansion, retail and grocery establishments, new multi-

family housing units, and structural towers for business, residential or mixed-use purposes.  The diversified Texas economy provides us with multiple sources of bid opportunities. Additional demand for concrete services in our markets could be provided by work as part of the federal infrastructure bill.

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

Backlog as of the periods ended below are as follows (in millions):

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Marine segment	$281.0	$317.4	$376.9	$379.9	$170.2
Concrete segment	322.2	286.7	213.1	192.9	224.2
Consolidated	$603.2	$604.1	$590.0	$572.8	$394.4

The increase in backlog was primarily driven by new jobs we won. The now ended general trend of declining backlog through June 2021 was due in significant part to headwinds created by the COVID-19 pandemic in certain end market sectors, which slowed the timing of project awards.  Backlog has since increased significantly and we are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $2.5 billion of quoted bids outstanding at quarter end, of which $153 million we are the apparent low bidder on or have been awarded contracts subsequent to the end of the fiscal quarter ended June 30, 2022.

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

Three months ended June 30, 2022, compared with three months ended June 30, 2021.

	Three months ended June 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$194,575	100.0%	$145,875	100.0%
Cost of contract revenues	180,244	92.6%	133,574	91.6%
Gross profit	14,331	7.4%	12,301	8.4%
Selling, general and administrative expenses	17,233	8.9%	13,715	9.3%
Amortization of intangible assets	310	0.2%	381	0.3%
Gain on disposal of assets, net	(364)	(0.2)%	(7,361)	(5.0)%
Operating (loss) income	(2,848)	(1.5)%	5,566	3.8%
Other (expense) income:
Other income	55	—%	72	—%
Interest income	16	—%	25	—%
Interest expense	(958)	(0.4)%	(2,943)	(1.9)%
Other expense, net	(887)	(0.4)%	(2,846)	(1.9)%
(Loss) income before income tax expense	(3,735)	(1.9)%	2,720	1.9%
Income tax benefit	(681)	(0.3)%	(810)	(0.5)%
Net (loss) income	$(3,054)	(1.6)%	$3,530	2.4%

Contract Revenues. Contract revenues for the three months ended June 30, 2022 of $194.6 million increased $48.7 million or 33.4% as compared to $145.9 million in the prior year period. The increase was primarily driven by higher volume in the concrete segment and the start up on large jobs awarded in the second half of 2021 in the marine segment.

Gross Profit.  Gross profit was $14.3 million for the three months ended June 30, 2022, compared to $12.3 million in the prior year period, an increase of $2.0 million or 16.5%. Gross profit in the second quarter was 7.4% of total contract revenues as compared to 8.4% in the prior year period. The increase in gross profit dollars was primarily driven by efficiencies in equipment and labor utilization and a change in the mix of work in the marine segment in the current period, partially offset by unabsorbed indirect expenses in the concrete segment. The decrease in gross profit percentage was primarily driven by additional costs in the concrete segment as a result of project performance and conditions and a change in the mix of work in the current period partially offset by the impact from change orders recognized related to work primarily recognized in previous periods.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses were $17.2 million for the three months ended June 30, 2022 compared to $13.7 million in the prior year period, an increase of $3.5 million or 25.7%. As a percentage of total contract revenues, SG&A expenses decreased from 9.3% to 8.9%, primarily due to higher revenues in the current period. The increase in SG&A dollars was driven primarily by severance, consulting fees related to the management transition, property tax true-ups in the current year period and as a result of a true-up reducing bonus expense in the prior year period.

Gain on Disposal of Assets, net. During the three months ended June 30, 2022 and 2021, we realized $0.4 million and $7.4 million, respectively, of net gains on disposal of assets. Included in the prior year amount is a net gain of $6.8 million related to the sale of property in Tampa, Florida. See Note 6 – Property and Equipment in this Quarterly Report on Form 10-Q for a further description of the sale of the property.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Benefit. We recorded tax benefit of $0.7 million in the three months ended June 30, 2022, compared to tax benefit of $0.8 million in the prior year period. Our effective tax rate for the three months ended June 30, 2022 was 18.2%, which differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Six months ended June 30, 2022, compared with six months ended June 30, 2021.

	Six months ended June 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$369,506	100.0%	$299,184	100.0%
Cost of contract revenues	342,359	92.7%	271,428	90.7%
Gross profit	27,147	7.3%	27,756	9.3%
Selling, general and administrative expenses	33,403	8.9%	28,345	9.5%
Amortization of intangible assets	620	0.2%	761	0.3%
Gain on disposal of assets, net	(1,173)	(0.3)%	(8,971)	(3.0)%
Operating (loss) income	(5,703)	(1.5)%	7,621	2.5%
Other (expense) income:
Other income	99	—%	109	—%
Interest income	35	—%	51	—%
Interest expense	(1,698)	(0.5)%	(3,983)	(1.2)%
Other expense, net	(1,564)	(0.5)%	(3,823)	(1.2)%
(Loss) income before income tax expense	(7,267)	(2.0)%	3,798	1.3%
Income tax expense (benefit)	643	0.1%	(660)	(0.2)%
Net (loss) income	$(7,910)	(2.1)%	$4,458	1.5%

Contract Revenues. Contract revenues for the six months ended June 30, 2022 of $369.5 million increased $70.3 million or 23.5% as compared to $299.2 million in the prior year period. The increase was primarily driven by the start up on large jobs awarded in the second half of 2021 in the marine segment and higher volume in the concrete segment.

Gross Profit.  Gross profit was $27.1 million for the six months ended June 30, 2022, compared to $27.8 million in the prior year period, a decrease of $0.7 million or 2.2%. Gross profit in the period was 7.3% of total contract revenues as compared to 9.3% in the prior year period. The decrease in gross profit dollars and percentage was primarily driven by additional costs in the concrete segment as a result of project performance and conditions and a change in the mix of work in the current period partially offset by the impact from change orders recognized related to work primarily recognized in previous periods.

Selling, General and Administrative Expense. SG&A expenses were $33.4 million for the six months ended June 30, 2022 compared to $28.3 million in the prior year period, an increase of $5.1 million or 17.8%. As a percentage of total contract revenues, SG&A expenses decreased from 9.5% to 8.9%, primarily due to higher revenues in the current period. The increase in SG&A dollars was driven primarily by severance, consulting fees related to the management transition and property tax true-ups in the current year period.

Gain on Disposal of Assets, net. During the six months ended June 30, 2022 and 2021, we realized $1.2 million and $9.0 million, respectively, of net gains on disposal of assets. Included in the prior year amount is a net gain of $6.8 million related to the sale of property in Tampa, Florida.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense (Benefit). We recorded tax expense of $0.6 million in the six months ended June 30, 2022, compared to tax benefit of $0.7 million in the prior year period. Our effective tax rate for the six months ended June 30, 2022 was (8.8)%, which differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues.

Three months ended June 30, 2022 compared with three months ended June 30, 2021.

	Three months ended June 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$52,280	63.5%	$44,667	69.9%
Private sector	30,039	36.5%	19,275	30.1%
Marine segment total	$82,319	100.0%	$63,942	100.0%
Concrete segment
Public sector	$7,505	6.7%	$6,500	7.9%
Private sector	104,751	93.3%	75,433	92.1%
Concrete segment total	$112,256	100.0%	$81,933	100.0%
Total	$194,575		$145,875

Operating income (loss)
Marine segment	$2,516	3.1%	$8,606	13.5%
Concrete segment	(5,364)	(4.8)%	(3,040)	(3.7)%
Total	$(2,848)		$5,566

Marine Segment

Revenues for our marine segment for the three months ended June 30, 2022 were $82.3 million compared to $63.9 million for the three months ended June 30, 2021, an increase of $18.4 million, or 28.7%. The increase was primarily driven by the start up on large jobs awarded in the second half of 2021.

Operating income for our marine segment for the three months ended June 30, 2022 was $2.5 million, compared to operating income of $8.6 million for the three months ended June 30, 2021, a decrease of $6.1 million. Excluding the impact of the sale of property in Tampa, Florida in the prior year period operating income was $2.5 million, compared to operating income of $1.8 million for the three months ended June 30, 2021, an increase of $0.7 million, or 36.8%. This increase in operating income was primarily due to the increase in revenue noted above, partially offset by the increase in SG&A expense noted above.

Concrete Segment

Revenues for our concrete segment for the three months ended June 30, 2022 were $112.3 million compared to $81.9 million for the three months ended June 30, 2021, an increase of $30.4 million, or 37.0%. This increase was primarily driven by increased cubic yard production in light commercial projects.

Operating loss for our concrete segment for the three months ended June 30, 2022 was $5.4 million, compared to $3.0 million for the three months ended June 30, 2021, an increase of $2.4 million. This increase in operating loss was primarily due to the decline in project profits due to write-downs on several projects in addition to unabsorbed indirect expenses related to additional project management labor expense.

Six months ended June 30, 2022 compared with six months ended June 30, 2021.

	Six months ended June 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$109,588	65.7%	$86,336	63.4%
Private sector	57,211	34.3%	49,752	36.6%
Marine segment total	$166,799	100.0%	$136,088	100.0%
Concrete segment
Public sector	$12,998	6.4%	$11,279	6.9%
Private sector	189,709	93.6%	151,817	93.1%
Concrete segment total	$202,707	100.0%	$163,096	100.0%
Total	$369,506		$299,184

Operating income (loss)
Marine segment	$4,356	2.6%	$11,454	8.4%
Concrete segment	(10,059)	(5.0)%	(3,833)	(2.4)%
Total	$(5,703)		$7,621

Marine Segment

Revenues for our marine segment for the six months ended June 30, 2022 were $166.8 million compared to $136.1 million for the six months ended June 30, 2021, an increase of $30.7 million, or 22.6%. The increase was primarily driven by the start up on large jobs awarded in the second half of 2021.

Operating income for our marine segment for the six months ended June 30, 2022 was $4.4 million, compared to operating income of $11.5 million for the six months ended June 30, 2021, a decrease of $7.1 million. Excluding the impact of the sale of property in Tampa, Florida in the prior year period operating income was $4.4 million, compared to operating income of $4.7 million for the six months ended June 30, 2021, a decrease of $0.3 million, or 7.1%. This decrease in operating income was primarily due to the decrease in gross profit margin noted above and the increase in SG&A expense noted above.

Concrete Segment

Revenues for our concrete segment for the six months ended June 30, 2022 were $202.7 million compared to $163.1 million for the six months ended June 30, 2021, an increase of $39.6 million, or 24.3%. This increase was primarily driven by increased cubic yard production in light commercial projects.

Operating loss for our concrete segment for the six months ended June 30, 2022 was $10.1 million, compared to $3.8 million for the six months ended June 30, 2021, an increase of $6.3 million. This increase in operating loss was primarily due to the decline in project profits due to write-downs on several projects in addition to unabsorbed indirect expenses related to additional project management labor expense.

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

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At June 30, 2022, our working capital was $30.7 million, as compared with $36.2 million at December 31, 2021. As of June 30, 2022, we had unrestricted cash on hand of $8.1 million. Our borrowing capacity at June 30, 2022 was approximately $8.4 million.

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

We expect to meet our future internal liquidity and working capital needs and maintain or replace our equipment fleet through capital expenditure purchases, leases and major repairs, from funds generated by our operating activities for at least the next 12 months. Although our line of credit is reduced, we believe our forecasted cash position and available credit, including our ability to access liquidity beyond the maturing date of the Credit Agreement, is adequate for our general business requirements discussed above, to service our debt, and to maintain compliance with our financial covenants.

The following table provides information regarding our cash flows and our capital expenditures for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(3,054)	$3,530	$(7,910)	$4,458
Adjustments to remove non-cash and non-operating items	8,018	2,609	15,069	9,504
Cash flow from net (loss) income after adjusting for non-cash and non-operating items	4,964	6,139	7,159	13,962
Change in operating assets and liabilities (working capital)	(3,348)	(3,982)	4,517	(2,687)
Cash flows provided by operating activities	$1,616	$2,157	$11,676	$11,275
Cash flows (used in) provided by investing activities	$(4,148)	$19,690	$(6,958)	$20,462
Cash flows provided by (used in) financing activities	$3,895	$(24,079)	$(8,922)	$(30,916)

Capital expenditures (included in investing activities above)	$(4,478)	$(3,097)	$(8,001)	$(4,715)

Operating Activities. During the three months ended June 30, 2022, we generated approximately $1.6 million in cash from our operating activities. The net cash inflow is comprised of $5.0 million of cash inflows from net loss, after adjusting for non-cash items, partially offset by $3.4 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $7.3 million outflow pursuant to the relative timing and significance of project progression and billings during the period and a $1.1 million decrease in operating lease liabilities, partially offset by a $4.2 million inflow related to an increase in our net position of accounts receivable and accounts payable plus accrued  liabilities during the period and $0.8 million of inflows from the decrease in prepaid expenses and other assets.

During the six months ended June 30, 2022, we generated approximately $11.7 million in cash from our operating activities. The net cash inflow is comprised of $7.2 million of cash inflows from net loss, after adjusting for non-cash items and $4.5 million of cash inflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by $4.5 million of inflows from the decrease in prepaid expenses and other assets and by a $2.4 million inflow pursuant to the relative timing and significance of project progression and billings during the period, partially offset by a $2.3 million decrease in operating lease liabilities and a $0.1 million outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period.

Investing Activities. Capital asset additions and betterments to our fleet were $4.5 million in the three months ended June 30, 2022, as compared with $3.1 million in the three months ended June 30, 2021. Proceeds from the sale of property and equipment were $0.3 in the three months ended June 30, 2022, as compared with $22.8 million in the three months ended June 30, 2021.

Capital asset additions and betterments to our fleet were $8.0 million in the six months ended June 30, 2022, as compared with $4.7 million in the six months ended June 30, 2021. Proceeds from the sale of property and equipment were $1.0 in the six months ended June 30, 2022, as compared with $24.7 million in the six months ended June 30, 2021. The decrease in proceeds from the sale of property and equipment for the three and six months ended June 30, 2022 is primarily related to the sale of our property in Tampa, Florida in the prior year period.

Financing Activities. During the three months ended June 30, 2022, we had borrowings of $5.0 million on our revolving line of credit, had payments of $0.8 million on finance lease liabilities and incurred $0.1 million of loan costs related to the Ninth Amendment of the Credit Facility.

During the six months ended June 30, 2022 we had borrowings of $5.0 million and payments of $11.6 million on our revolving line of credit, had payments of $1.5 million on finance lease liabilities and incurred $0.6 million of loan costs related to the Ninth Amendment of the Credit Facility.

Sources of Capital

As of June 30, 2022, our available sources of capital consist of cash flows from operations and borrowing availability on our revolving line of credit of $8.4 million pursuant to our Credit Facility.

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

See Note 11 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company’s Debt.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At June 30, 2022, the capacity under our current bonding arrangement was at least $750 million, with approximately $200 million of projects being bonded. We believe our balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At June 30, 2022, we had $32.4 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 5.23%. Based on the amounts outstanding under our credit facility as of June 30, 2022, a 100 basis-point increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.3 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of equity securities in the period ended June 30, 2022.

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
†10.1

Orion Group Holdings, Inc. 2022 Long-Term Incentive Plan(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2022 (File No. 001-33891)).

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

ORION GROUP HOLDINGS, INC.

July 29, 2022	By:	/s/ Austin J. Shanfelter
Austin J. Shanfelter Interim Chief Executive Officer

July 29, 2022	By:	/s/ Austin J. Shanfelter
Austin J. Shanfelter Interim Chief Financial Officer