Form 10-Q
period 2022-09-30
Orion Group Holdings Inc
filed 2022-10-28
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 32,054,885 shares of common stock outstanding as of October 27, 2022.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2022

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,737	$12,293
Accounts receivable:
Trade, net of allowance for credit losses of $546 and $323, respectively	104,208	88,173
Retainage	46,884	41,379
Income taxes receivable	478	405
Other current	2,912	17,585
Inventory	2,314	1,428
Contract assets	36,374	28,529
Prepaid expenses and other	3,121	8,142
Total current assets	199,028	197,934
Property and equipment, net of depreciation	101,774	106,654
Operating lease right-of-use assets, net of amortization	15,358	14,686
Financing lease right-of-use assets, net of amortization	16,240	14,561
Inventory, non-current	5,425	5,418
Intangible assets, net of amortization	7,627	8,556
Deferred income tax asset	22	41
Other non-current	2,682	3,900
Total assets	$348,156	$351,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$29,892	$39,141
Accounts payable:
Trade	74,740	48,217
Retainage	1,318	923
Accrued liabilities	23,257	38,594
Income taxes payable	517	601
Contract liabilities	26,175	26,998
Current portion of operating lease liabilities	4,618	3,857
Current portion of financing lease liabilities	3,821	3,406
Total current liabilities	164,338	161,737
Long-term debt, net of debt issuance costs	787	259
Operating lease liabilities	11,515	11,637
Financing lease liabilities	11,753	10,908
Other long-term liabilities	17,427	18,942
Deferred income tax liability	170	169
Total liabilities	205,990	203,652
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 32,766,116 and 31,712,457 issued; 32,054,885 and 31,001,226 outstanding at September 30, 2022 and December 31, 2021, respectively	328	317
Treasury stock, 711,231 shares, at cost, as of September 30, 2022 and December 31, 2021, respectively	(6,540)	(6,540)
Additional paid-in capital	187,601	185,881
Retained loss	(39,223)	(31,560)
Total stockholders’ equity	142,166	148,098
Total liabilities and stockholders’ equity	$348,156	$351,750

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Contract revenues	$182,621	$139,907	$552,127	$439,091
Costs of contract revenues	169,189	133,329	511,548	404,757
Gross profit	13,432	6,578	40,579	34,334
Selling, general and administrative expenses	15,380	15,733	48,783	44,078
Amortization of intangible assets	309	380	929	1,141
Gain on disposal of assets, net	(3,388)	(792)	(4,561)	(9,763)
Operating income (loss)	1,131	(8,743)	(4,572)	(1,122)
Other (expense) income:
Other income	48	50	147	159
Interest income	36	22	71	73
Interest expense	(1,215)	(523)	(2,913)	(4,506)
Other expense, net	(1,131)	(451)	(2,695)	(4,274)
Income (loss) before income taxes	—	(9,194)	(7,267)	(5,396)
Income tax (benefit) expense	(247)	1,001	396	341
Net income (loss)	$247	$(10,195)	$(7,663)	$(5,737)

Basic income (loss) per share	$0.01	$(0.33)	$(0.25)	$(0.19)
Diluted income (loss) per share	$0.01	$(0.33)	$(0.25)	$(0.19)
Shares used to compute income (loss) per share:
Basic	31,613,519	30,979,207	31,180,417	30,707,426
Diluted	31,613,519	30,979,207	31,180,417	30,707,426

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$247	$(10,195)	$(7,663)	$(5,737)
Change in fair value of cash flow hedge, net of tax expense of $368 for the nine months ended September 30, 2021.	—	—	—	1,234
Total comprehensive income (loss)	$247	$(10,195)	$(7,663)	$(4,503)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2021	31,712,457	$317	(711,231)	$(6,540)	$—	$185,881	$(31,560)	$148,098
Stock-based compensation	—	—	—	—	—	370	—	370
Issuance of restricted stock	8,929	—	—	—	—	—	—	—
Forfeiture of restricted stock	(39,922)	—	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(4,739)	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(4,856)	(4,856)
Balance, March 31, 2022	31,676,725	$317	(711,231)	$(6,540)	$—	$186,236	$(36,416)	$143,597
Stock-based compensation	—	—	—	—	—	794	—	794
Issuance of restricted stock	623,655	6	—	—	—	(6)	—	—
Forfeiture of restricted stock	(302,561)	(3)	—	—	—	3	—	—
Payments related to tax withholding for stock-based compensation	(31,004)	—	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	—	—	(3,054)	(3,054)
Balance, June 30, 2022	31,966,815	$320	(711,231)	$(6,540)	$—	$186,945	$(39,470)	$141,255
Stock-based compensation	—	—	—	—	—	951	—	951
Issuance of restricted stock	905,915	9	—	—	—	(9)	—	—
Forfeiture of restricted stock	(3,750)	—	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(102,864)	(1)	—	—	—	(286)	—	(287)
Net income	—	—	—	—	—	—	247	247
Balance, September 30, 2022	32,766,116	$328	(711,231)	$(6,540)	$—	$187,601	$(39,223)	$142,166

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, December 31, 2020	31,171,804	$312	(711,231)	$(6,540)	$(1,602)	$184,324	$(17,000)	$159,494
Stock-based compensation	—	—	—	—	—	383	—	383
Exercise of stock options	23,755	—	—	—		86		86
Payments related to tax withholding for stock-based compensation	(6,673)	—	—	—	—	(36)	—	(36)
Cash flow hedge	—	—	—	—	230	—	—	230
Net income	—	—	—	—	—	—	928	928
Balance, March 31, 2021	31,188,886	$312	(711,231)	$(6,540)	$(1,372)	$184,757	$(16,072)	$161,085
Stock-based compensation	—	—	—	—	—	1,245	—	1,245
Issuance of restricted stock	489,850	5	—	—	—	(5)	—	—
Forfeiture of restricted stock	(27,983)	—	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(32,755)	(1)	—	—	—	(204)	—	(205)
Cash flow hedge	—	—	—	—	1,372	—	—	1,372
Net income	—	—	—	—	—	—	3,530	3,530
Balance, June 30, 2021	31,617,998	$316	(711,231)	$(6,540)	$—	$185,793	$(12,542)	$167,027
Stock-based compensation	—	—	—	—	—	526	—	526
Exercise of stock options	4,791	—	—	—		24		24
Issuance of restricted stock	287,681	3	—	—	—	(3)	—	—
Payments related to tax withholding for stock-based compensation	(130,764)	(1)	—	—	—	(707)		(708)
Net loss	—	—	—	—	—	—	(10,195)	(10,195)
Balance, September 30, 2021	31,779,706	$318	(711,231)	$(6,540)	$—	$185,633	$(22,737)	$156,674

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,663)	$(5,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating activities:
Depreciation and amortization	16,035	16,881
Amortization of ROU operating leases	3,612	3,967
Amortization of ROU finance leases	2,391	2,259
Write-off of debt issuance costs upon debt modification	—	790
Amortization of deferred debt issuance costs	290	430
Deferred income taxes	20	20
Stock-based compensation	2,115	2,154
Gain on disposal of assets, net	(4,561)	(9,763)
Allowance for credit losses	262	—
Change in operating assets and liabilities:
Accounts receivable	(21,375)	10,402
Income tax receivable	(73)	(64)
Inventory	(893)	279
Prepaid expenses and other	6,239	2,006
Contract assets	(7,845)	14,601
Accounts payable	27,339	(16,841)
Accrued liabilities	(2,329)	(5,530)
Operating lease liabilities	(3,556)	(3,803)
Income tax payable	(84)	(307)
Contract liabilities	(823)	(7,504)
Net cash provided by operating activities	9,101	4,240
Cash flows from investing activities:
Proceeds from sale of property and equipment	4,472	25,643
Purchase of property and equipment	(10,627)	(11,594)
Insurance claim proceeds related to property and equipment	—	440
Net cash (used in) provided by investing activities	(6,155)	14,489
Cash flows from financing activities:
Borrowings on credit	9,000	33,000
Payments made on borrowings on credit	(18,219)	(49,086)
Loan costs from Credit Facility	(664)	—
Payments of finance lease liabilities	(2,235)	(2,500)
Payments related to tax withholding for share-based compensation	(384)	(949)
Exercise of stock options	—	110
Net cash used in financing activities	(12,502)	(19,425)
Net change in cash and cash equivalents	(9,556)	(696)
Cash and cash equivalents at beginning of period	12,293	1,589
Cash and cash equivalents at end of period	$2,737	$893

Cash paid during the period for:
Interest	$1,990	$2,220
Taxes, net of refunds	$533	$691

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company is compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate.  Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, our ability to manage spending on capital expenditures, our ability to complete certain asset sales, collect claims and unapproved change order revenue, limit spending on the Enterprise Resource Planning (“ERP”) system implementation and improve working capital. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months. Therefore, management’s conclusion is that substantial doubt is not raised as to the Company’s ability to continue as a going concern.

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

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to:

●	Revenue recognition from construction contracts;
●	The recording of accounts receivable and allowance for credit losses;
●	The carrying value of property, plant and equipment;
●	Leases;
●	Finite and infinite-lived intangible assets, testing for indicators of impairment;
●	Stock-based compensation;
●	Income taxes; and
●	Self-insurance.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at September 30, 2022 and December 31, 2021 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company had significant investments in billed and unbilled receivables as of September 30, 2022 and December 31, 2021. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk receivables identified by management are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than the carrying value. As of September 30, 2022 and December 31, 2021, the Company had recorded an allowance for credit losses of $0.5 million and $0.3 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at September 30, 2022 totaled $46.9 million, of which $3.8 million is expected to be collected beyond September 30, 2023. Retainage at December 31, 2021 totaled $41.4 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of September 30, 2022 or December 31, 2021.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of September 30, 2022 or December 31, 2021.

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

The total accrual for insurance claims liabilities was $4.0 million and $19.8 million at September 30, 2022 and December 31, 2021, respectively, reflected as a component of accrued liabilities in the condensed consolidated balance sheet. The total accrual for insurance claims receivable was $0.1 million and $13.3 million at September 30, 2022 and December 31, 2021, respectively, reflected as a component of other current accounts receivable in the condensed consolidated balance sheet.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Marine Segment
Construction	$56,765	$38,883	$169,127	$121,678
Dredging	17,408	13,157	63,894	58,511
Specialty Services	1,925	2,699	9,876	10,638
Marine segment contract revenues	$76,098	$54,739	$242,897	$190,827

Concrete Segment
Structural	$15,070	$13,090	$46,610	$47,296
Light Commercial	91,453	72,078	262,620	200,961
Other	—	—	—	7
Concrete segment contract revenues	$106,523	$85,168	$309,230	$248,264

Total contract revenues	$182,621	$139,907	$552,127	$439,091

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

Concrete Segment

Structural services include elevated concrete pouring for products such as columns, elevated beams and structural walls. Light commercial services include horizontally poured concrete for products such as slabs, sidewalks, ramps and tilt walls. Other services comprise labor related to concrete pouring such as rebar installation and pumping services and typically support the Company’s structural and light commercial services.

4.Concentration of Risk and Enterprise-Wide Disclosures

In both reportable segments accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner.

The table below presents the concentrations of current receivables (trade and retainage) at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022		December 31, 2021
Federal Government	$5,220	3%	$6,563	5%
State Governments	711	-%	61	-%
Local Governments	19,118	13%	11,923	9%
Private Companies	126,589	84%	111,328	86%
Gross receivables	151,638	100%	129,875	100%
Allowance for credit losses	(546)		(323)
Net receivables	$151,092		$129,552

At both September 30, 2022 and December 31, 2021, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2022	%	2021	%	2022	%	2021	%
Federal Government	$15,394	8%	$14,716	11%	$57,923	11%	$39,825	9%
State Governments	17,836	10%	400	-%	39,293	7%	814	-%
Local Governments	31,609	17%	22,765	16%	90,209	16%	94,857	22%
Private Companies	117,782	65%	102,026	73%	364,702	66%	303,595	69%
Total contract revenues	$182,621	100%	$139,907	100%	$552,127	100%	$439,091	100%

In the three and nine months ended September 30, 2022 and 2021, no single customer exceeded 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 1.4% and 0.0% of total revenues for the three months ended September 30, 2022 and 2021, respectively, and 0.9% and 0.6% for the nine months ended September 30, 2022 and 2021, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Costs incurred on uncompleted contracts	$1,176,065	$1,138,298
Estimated earnings	163,038	168,861
	1,339,103	1,307,159
Less: Billings to date	(1,328,904)	(1,305,628)
	$10,199	$1,531
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Contract assets	$36,374	$28,529
Contract liabilities	(26,175)	(26,998)
	$10,199	$1,531

Included in contract assets is approximately $13.3 million and $3.8 million at September 30, 2022 and December 31, 2021, respectively, related to claims and unapproved change orders, primarily related to two customers in the marine segment. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of September 30, 2022, the aggregate amount of the remaining performance obligations was approximately $548.6 million. Of this amount, the current expectation of the Company is that it will recognize $456.0 million, or 83%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Automobiles and trucks	$2,306	$2,337
Building and improvements	36,953	34,796
Construction equipment	132,268	137,786
Vessels and other equipment	85,016	82,455
Office equipment	6,840	6,430
	263,383	263,804
Less: Accumulated depreciation	(197,330)	(191,542)
Net book value of depreciable assets	66,053	72,262
Construction in progress	7,836	6,507
Land	27,885	27,885
	$101,774	$106,654

For the three months ended September 30, 2022 and 2021, depreciation expense was $4.9 million and $5.2 million, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense was $15.1 million and $15.7 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

In the three and nine months ended September 30, 2022, the Company sold underutilized equipment . The book value of the assets and related accumulation were removed from the balance sheet and the Company recognized a net gain on the sales of $3.4 million and $4.6 million, respectively.

In the three and nine months ended September 30, 2021, the Company sold underutilized equipment . The book value of the assets and related accumulation were removed from the balance sheet and the Company recognized a net gain on the sales of $0.8 million and $3.1 million, respectively.

During the quarter ended June 30, 2021, the Company sold its land, building and improvements located in Tampa, Florida. The book value of the assets and related accumulation were removed from the balance sheet and the Company recognized a net gain on the sale of $6.7 million.

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Other Current Accounts Receivable

Other current accounts receivable at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Insurance claims receivable	$88	$13,273
Accident loss receivables	1,240	3,760
Other current receivables	1,584	552
Total other current accounts receivable	$2,912	$17,585

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Cash surrender value of life insurance policy	$2,140	—	2,140	—
December 31, 2021
Assets:
Cash surrender value of life insurance policy	$2,813	—	2,813	—

Our concrete segment had life insurance policies with a combined face value of $11.1 million as of September 30, 2022. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at September 30, 2022 and December 31, 2021 approximated its carrying value of $31.1 million and $39.4 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Intangible Assets

The tables below present the activity and amortization of finite-lived intangible assets:

	September 30,	December 31,
	2022	2021
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(33,576)	$(32,055)
Current year amortization	(929)	(1,521)
Total accumulated amortization	(34,505)	(33,576)

Net finite-lived intangible assets, end of period	$735	1,664
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$7,627	$8,556

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three and nine months ended September 30, 2022, $0.3 million and $0.9 million, respectively, of amortization expense was recognized for these assets.

Future expense remaining of approximately $0.7 million will be amortized as follows:

2022	$309
2023	389
2024	37
$735

The most recent annual impairment test of the Company’s indefinite-lived intangible asset concluded that the fair value of the trade name was in excess of the carrying value, therefore no impairment was recorded.

10.Accrued Liabilities

Accrued liabilities at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Accrued salaries, wages and benefits	$12,545	$9,879
Accrued liabilities expected to be covered by insurance	3,970	19,818
Sales taxes	2,321	5,113
Property taxes	1,723	1,047
Sale-leaseback arrangement	795	743
Accounting and audit fees	437	413
Interest	—	23
Other accrued expenses	1,466	1,558
Total accrued liabilities	$23,257	$38,594

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

The quarterly weighted average interest rate for the Credit Facility as of September 30, 2022 was 6.88%.

The Company’s obligations under debt arrangements consisted of the following:

	September 30, 2022			December 31, 2021
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Revolving line of credit	$30,000	$(374)	$29,626	$39,000	$—	$39,000
Other debt	266	—	266	141	—	141
Total current debt	30,266	(374)	29,892	39,141	—	39,141
Other debt	787	—	787	259	—	259
Total long-term debt	787	—	787	259	—	259
Total debt	$31,053	$(374)	$30,679	$39,400	$—	$39,400

(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Ninth Amendment to the Credit Agreement.

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

As of September 30, 2022, the Company had $30.0 million of borrowings under the revolving line of credit. There were $1.7 million in outstanding letters of credit as of September 30, 2022, which reduced the maximum borrowing availability on the revolving line of credit to $10.8 million. During the nine months ended September 30, 2022, the Company drew down $9.0 million for general corporate purposes and made payments of $18.0 million on the revolving line of credit which resulted in a net decrease of $9.0 million.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of September 30, 2022, the carrying value of this debt was $1.1 million. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

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

The Company was in compliance with all financial covenants as of September 30, 2022, with the reported consolidated leverage ratio of 2.88 to 1.00.

12.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Sale-leaseback arrangement	$15,369	$15,969
Deferred compensation	1,763	2,759
Accrued liabilities expected to be covered by insurance	295	214
Total other long-term liabilities	$17,427	$18,942

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

Income tax (benefit) expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2022		2021	2022	2021
Income tax (benefit) expense	$(247)		$1,001	$396	$341
Effective tax rate	N/M	%	(10.9)%	(5.4)%	(6.3)%

The effective rate for the three and nine months ended September 30, 2022 differed from the Company’s statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended September 30, 2022 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at September 30, 2022 remains appropriate.

The Company does not expect that unrecognized tax benefits as of September 30, 2022 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended September 30, 2022 and 2021, the Company had 322,637 and 793,028 securities, respectively, that were potentially dilutive in earnings per share calculations. For the nine months ended September 30, 2022 and 2021, the Company had 553,813 and 866,925 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and nine months ended September 30, 2022 and 2021. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic:
Weighted average shares outstanding	31,613,519	30,979,207	31,180,417	30,707,426
Diluted:
Total basic weighted average shares outstanding	31,613,519	30,979,207	31,180,417	30,707,426
Effect of potentially dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	31,613,519	30,979,207	31,180,417	30,707,426

15.Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s  stock incentive plans, which include the balance of shares remaining under the 2022 Long Term Incentive Plan (the “2022 LTIP”), which was approved by shareholders in May 2022 and authorized the maximum aggregate number of shares to be issued of 2,175,000 plus any shares available for grant under prior long term incentive plans as of the date the 2022 LTIP was approved, and any shares subject to awards granted under the prior plans that expire or are cancelled, forfeited, exchanged, settled in cash or otherwise terminated. In general, the Company’s 2022 LTIP provides for grants of restricted stock, performance based awards and stock options to be issued with a per-share price not less than the fair market value of a share of common stock on the date of grant. Option terms are specified at each grant date but generally are 10 years from the date of issuance. Options generally vest over a three to five-year period.

The Company applies a 3.2% and a 5.5% forfeiture rate, which is compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis.

In the three months ended September 30, 2022 and 2021, compensation expense related to stock-based awards outstanding was $1.0 million and $0.5 million, respectively. In the nine months ended September 30, 2022 and 2021, compensation expense related to stock-based awards outstanding was $2.1 million and $2.2 million, respectively. In the three months ended September 30, 2022 and 2021, payments related to tax withholding for stock-based compensation for certain officers of the Company was $0.3 million and $0.7 million, respectively. In the nine months ended September 30, 2022 and 2021, payments related to tax withholding for stock-based compensation for certain officers of the Company was $0.4 million and $0.9 million, respectively.

In January 2022, the Company granted an independent director 8,929 shares of restricted common stock, which vested immediately on the date of grant and had a fair value on the date of grant of $3.36 per share.

In May 2022, independent directors as well as Mr. Austin J. Shanfelter, the Company’s Executive Chairman, Interim Chief Executive Officer and Interim Chief Financial Officer, were awarded an aggregate of 623,655 shares of restricted common stock. The total number included 193,548 shares, which were awarded to the six independent directors and vested immediately on the date of the grant, as well as 430,107 shares of time-vested restricted stock units awarded to Mr. Shanfelter. In September 2022, 179,211 of the time-vested restricted stock units cliff vested and were settled in stock as a result of Mr. Shanfelter fulfilling his term as Interim Chief Executive Officer. The remaining 250,896 time-vested restricted stock units will cliff vest and will be settled in stock, unless the Company's Compensation Committee exercises its discretion to settle all or a portion in cash (on a one-for-one basis), provided Mr. Shanfelter fulfills his term as Executive Chairman, which the Company expects to occur prior to April 6, 2023. The fair value on the date of the grant of all shares awarded in May 2022 was $2.79 per share.

In August 2022, the Company granted an executive 446,097 shares of restricted common stock with a vesting period of three years. In addition, the Company granted the executive 241,636 performance-based units. The performance-based units will potentially vest 100% if the target is met, with 100% of the units to be earned based on the achievement of an objective, tiered return on invested capital, measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all grants awarded in August 2022 was $2.69 per unit.

In September 2022, the Company granted an executive 130,909 shares of restricted common stock with a vesting period of three years. In addition, the Company granted the executive 87,273 performance-based units. The performance-based units will potentially vest 100% if the target is met, with 100% of the units to be earned based on the achievement of an objective, tiered return on invested capital, measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all grants awarded in September 2022 was $2.75 per unit.

In the three and nine months ended September 30, 2022, there were no options exercised. In the three months ended September 30, 2021, there were 4,791 options exercised, generated proceeds to the Company of less than $0.1 million. In the nine months ended September 30, 2021 there were 28,546 options exercised generating proceeds to the Company of approximately $0.1 million.

At September 30, 2022, total unrecognized compensation expense related to unvested stock was approximately $3.7 million, which is expected to be recognized over a period of approximately 2.4 years.

16.Commitments and Contingencies

On August 21, 2020, a Company dredge, the Waymon L. Boyd, was consumed by a fire while working on a project in the Port of Corpus Christi. Five crewmembers were killed, several more were injured, some seriously, and the vessel was declared a total loss. This incident also resulted in the discharge of approximately 18,000 gallons of oil, diesel fuel and contaminated water into the Corpus Christi Ship Channel, all of which was promptly cleaned up. The Company has fully cooperated with the U.S. Coast Guard, the Port of Corpus Christi Authority, and the National Transportation Safety Board, among others, while they investigated the cause of this incident. The National Transportation Safety Board named the Company as a party of interest in their investigation. A total of eight separate lawsuits were filed against the Company by certain crewmembers or their heirs under the general maritime law and the Jones Act. In response thereto, the Company filed an action in the U.S. District Court for the Southern District of Texas that requested consolidation of the lawsuits for procedural purposes since they all arose out of the same occurrence and sought exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The Limitation Court set a deadline of February 17, 2021 by which all claims were required to be filed and as of the Court’s deadline, thirteen persons, estates and/or entities filed claims in the Limitation for personal injuries, death, property damages and business interruption, loss of profit, loss of use of natural resources and other economic damages for unspecified economic and compensatory damages. The Company then filed a Default Motion with the Court, which was granted on April 8, 2021 that barred the filing of any further claims. Applicable accounting guidance under ASC 450 required the Company to recognize a loss if the loss is determined to be probable and reasonably estimable. As of September 30, 2022, the Company had recognized

$206.4 million in total liabilities with respect to this incident, which includes approximately $206.1 million paid by the Company to date including full settlements with crewmembers and wreck removal costs, and accruals totaling approximately $0.3 million for outstanding claims. All claims arising from the August 21, 2020 incident have been settled within insurance coverage limits, the carriers of such insurance have reimbursed the Company $205.3 million, to date, and the Company remains confident that it otherwise has adequate vessels, equipment, and personnel to fulfill all ongoing, booked and reasonably foreseeable work.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Marine
Contract revenues	$76,098	$54,739	$242,897	$190,827
Operating income (loss)	$5,197	$(4,965)	$9,553	$6,489
Depreciation and amortization expense	$(4,192)	$(4,232)	$(12,751)	$(12,912)

Total assets	$219,955	$252,332	$219,955	$252,332
Property and equipment, net	$91,338	$92,612	$91,338	$92,612

Concrete
Contract revenues	$106,523	$85,168	$309,230	$248,264
Operating loss	$(4,066)	$(3,778)	$(14,125)	$(7,611)
Depreciation and amortization expense	$(1,873)	$(1,993)	$(5,675)	$(6,228)

Total assets	$128,201	$116,023	$128,201	$116,023
Property and equipment, net	$10,436	$14,073	$10,436	$14,073

There were less than $0.1 million and no intersegment revenues between the Company’s two reportable segments for the three months ended September 30, 2022 and 2021, respectively. There were $0.1 million and less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the nine months ended September 30, 2022 and 2021, respectively. The marine segment had foreign revenues of $2.5 million and less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The marine segment had foreign revenues of $5.1 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

18.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	September 30,	December 31,
Leases	2022	2021
Assets
Operating lease right-of-use assets, net (1)	$15,358	$14,686
Financing lease right-of-use assets, net (2)	16,240	14,561
Total assets	$31,598	$29,247
Liabilities
Current
Operating	$4,618	$3,857
Financing	3,821	3,406
Total current	8,439	7,263
Noncurrent
Operating	11,515	11,637
Financing	11,753	10,908
Total noncurrent	23,268	22,545
Total liabilities	$31,707	$29,808
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $9.6 million and $9.5 million as of September 30, 2022 and December 31, 2021, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $4.4 million and $2.7 million as of September 30, 2022 and December 31, 2021, respectively.

Other information related to lease term and discount rate is as follows:

	September 30,	December 31,
	2022	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	4.12	4.90
Financing leases	4.32	4.70
Weighted Average Discount Rate
Operating leases	4.82%	4.75%
Financing leases	5.51%	4.28%

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease costs:
Operating lease cost	$1,279	$1,338	$3,683	$4,510
Short-term lease cost (1)	416	425	1,034	1,432
Financing lease costs:
Interest on lease liabilities	216	125	566	369
Amortization of right-of-use assets	845	657	2,391	2,259
Total lease cost	$2,756	$2,545	$7,674	$8,570
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,646	$4,358
Operating cash flows for finance leases	$566	$369
Financing cash flows for finance leases	$2,235	$2,500
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$5,878	$818
ROU assets obtained in exchange for new financing lease liabilities	$8,790	$4,329

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$1,354	$1,832
2023	5,100	3,783
2024	4,321	3,897
2025	2,920	3,217
2026	1,770	1,769
Thereafter	2,360	3,113
Total future minimum lease payments	17,825	17,611
Less - amount representing interest	1,692	2,037
Present value of future minimum lease payments	16,133	15,574
Less - current lease obligations	4,618	3,821
Long-term lease obligations	$11,515	$11,753

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All statements other than statements of historical facts, including those that express a belief, expectation, or intention are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, conversion of backlog, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including the duration of the COVID-19 pandemic and the resiliency of  the economy thereafter, unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, contract modifications and changes, including change orders and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Overview

Orion Group Holdings, Inc., its subsidiaries and affiliates, provide a broad range of specialty construction services in the infrastructure, industrial and building sectors throughout the continental United States, Alaska, and the Caribbean Basin. The Company’s marine segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services. Its concrete segment services the building sector by providing turnkey concrete construction services including pour and finish, dirt work, layout, forming, rebar, and mesh across the light commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

Our contracts are obtained primarily through competitive bidding in response to “requests for proposals” by federal, state and local agencies and through negotiation and competitive bidding with private parties and general contractors. Our bidding activity and strategies are affected by factors such as our backlog, current utilization of equipment and other resources, job location, our ability to obtain necessary surety bonds and competitive considerations. The timing and location of awarded contracts may result in unpredictable fluctuations in the results of our operations.

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

Third Quarter 2022 Recap and 2022 Outlook

In the quarter ended September 30, 2022, we recorded revenues of $182.6 million, of which $76.1 million was attributable to our marine segment and the remaining $106.5 million to our concrete segment. In addition, we ended the quarter with a consolidated backlog of $548.6 million. Our revenues in the quarter increased by 30.5% as compared with the comparable prior year period and we recorded net income of $0.2 million, as compared with a net loss of $10.2 million in the comparable prior year period.

The Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth, greenfield expansion, and strategic acquisition opportunities.

Although to date the Company hasn’t experienced materially negative impacts from COVID-19, we have had and may continue to see disruptions to our operations as variants of the COVID-19 virus have caused increases in absenteeism rates among our workforce and other impacts to supply chains and labor markets.

Marine Segment

Demand for our marine construction services continues, given our differentiated capabilities and service offering within the space. We continue to see bid opportunities to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. However, we have some concerns about the short-term outlook for and are closely monitoring the short and long-term cruise line capital expenditures as their current demand has been severely impacted by COVID-19. Further, while we currently see bid opportunities from our private sector energy-related customers as they expand their marine facilities related to the storage, transportation and refining of domestically produced energy, we recognize that the timing of project awards may be impacted as a result of volatility of oil prices due to COVID-19 related uncertainties and the war in Ukraine. Over the long-term, we expect to see bid opportunities in this sector from petrochemical-related businesses, energy exporters, and liquefied natural gas facilities. Opportunities from local port authorities will also remain over the long-term, many of which are related to the widened Panama Canal. Additionally, bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, opportunities under the Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the “RESTORE Act”) may arise in 2023. We believe our current equipment fleet will allow us to better meet market demand for projects from both our public and private customers.

In the long-term, we see positive trends in demand for our services in our end markets, including:

●	Continuing need to repair and improve degrading U.S. marine infrastructure;
●	Long-term demand from downstream energy-related companies will be driven by larger capital projects, as well as maintenance call-out work;
●	Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;
●	Possible work opportunities generated by the Water Resources Reform and Development Act (the “WRRDA Act”) authorizing expenditures for the conservation and development of the nation’s waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;
●	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;
●	Funding for highways and transportation under successor Acts to the Fixing America’s Surface Transportation Act;
●	Nearly $7 billion of federal funding provided by the US Army Core of Engineers (“USACE”) in connection with disaster recovery in Texas; and
●	Potential opportunities related to the federal infrastructure bill.

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

Backlog as of the periods ended below are as follows (in millions):

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Marine segment	$280.2	$281.0	$317.4	$376.9	$379.9
Concrete segment	268.4	322.2	286.7	213.1	192.9
Consolidated	$548.6	$603.2	$604.1	$590.0	$572.8

The sequential decline in backlog was due to a lower book-to-bill ratio in the concrete segment which was driven by more disciplined bidding practices and an effort to reduce exposure to under-performing projects. We are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $1.8 billion of quoted bids outstanding at quarter end, of which $39 million we are the apparent low bidder on or have been awarded contracts subsequent to the end of the fiscal quarter ended September 30, 2022.

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

Three months ended September 30, 2022 compared with three months ended September 30, 2021.

	Three months ended September 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$182,621	100.0%	$139,907	100.0%
Cost of contract revenues	169,189	92.6%	133,329	95.3%
Gross profit	13,432	7.4%	6,578	4.7%
Selling, general and administrative expenses	15,380	8.5%	15,733	11.2%
Amortization of intangible assets	309	0.2%	380	0.3%
Gain on disposal of assets, net	(3,388)	(1.9)%	(792)	(0.6)%
Operating income (loss)	1,131	0.6%	(8,743)	(6.2)%
Other (expense) income:
Other income	48	—%	50	—%
Interest income	36	—%	22	—%
Interest expense	(1,215)	(0.6)%	(523)	(0.4)%
Other expense, net	(1,131)	(0.6)%	(451)	(0.4)%
Income (loss) before income tax expense	—	—%	(9,194)	(6.6)%
Income tax (benefit) expense	(247)	(0.1)%	1,001	0.7%
Net income (loss)	$247	0.1%	$(10,195)	(7.3)%

Contract Revenues. Contract revenues for the three months ended September 30, 2022 of $182.6 million increased $42.7 million or 30.5% as compared to $139.9 million in the prior year period. The increase was primarily driven by the start of large jobs awarded in the fourth quarter of 2021 in the marine segment, higher volume in the concrete segment, and the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods.

Gross Profit.  Gross profit was $13.4 million for the three months ended September 30, 2022, compared to $6.6 million in the prior year period, an increase of $6.9 million or 104.5%. Gross profit in the third quarter was 7.4% of total contract revenues as compared to 4.7% in the prior year period. The increase in gross profit dollars and margin was primarily driven by the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods, the release of discretionary project bonuses and increased dredging activity as compared to the prior year period.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses were $15.4 million for the three months ended September 30, 2022 compared to $15.7 million in the prior year period, a decrease of $0.3 million or 2.2%. As a percentage of total contract revenues, SG&A expenses decreased from 11.2% to 8.5%, primarily due to higher revenues in the current period. The decrease in SG&A dollars was driven primarily by a decrease in ERP implementation expense as compared to the prior year period, partially offset by consulting fees related to the management transition.

Gain on Disposal of Assets, net. During the three months ended September 30, 2022 and 2021, we realized $3.4 million and $0.8 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax (Benefit) Expense. We recorded a tax benefit of $0.2 million in the three months ended September 30, 2022, compared to tax expense of $1.0 million in the prior year period. Our effective tax rate for the three months ended September 30, 2022 differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021.

	Nine months ended September 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$552,127	100.0%	$439,091	100.0%
Cost of contract revenues	511,548	92.7%	404,757	92.2%
Gross profit	40,579	7.3%	34,334	7.8%
Selling, general and administrative expenses	48,783	8.7%	44,078	10.0%
Amortization of intangible assets	929	0.2%	1,141	0.3%
Gain on disposal of assets, net	(4,561)	(0.8)%	(9,763)	(2.2)%
Operating loss	(4,572)	(0.8)%	(1,122)	(0.3)%
Other (expense) income:
Other income	147	—%	159	—%
Interest income	71	—%	73	—%
Interest expense	(2,913)	(0.5)%	(4,506)	(0.9)%
Other expense, net	(2,695)	(0.5)%	(4,274)	(0.9)%
Loss before income tax expense	(7,267)	(1.3)%	(5,396)	(1.2)%
Income tax expense	396	0.1%	341	0.1%
Net loss	$(7,663)	(1.4)%	$(5,737)	(1.3)%

Contract Revenues. Contract revenues for the nine months ended September 30, 2022 of $552.1 million increased $113.0 million or 25.7% as compared to $439.1 million in the prior year period. The increase was primarily driven by the start of large jobs awarded in the second half of 2021 in the marine segment, higher volume in the concrete segment, and the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods.

Gross Profit.  Gross profit was $40.6 million for the nine months ended September 30, 2022, compared to $34.3 million in the prior year period, an increase of $6.3 million or 18.2%. Gross profit in the period was 7.3% of total contract revenues as compared to 7.8% in the prior year period. The increase in gross profit dollars was primarily driven by the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods and the release of discretionary project bonuses. The decrease in gross profit margin was primarily driven by additional costs in the concrete segment as a result of project performance and conditions and a change in the mix of work in the current period partially offset by the impact from claims and unapproved change orders related to work primarily incurred in previous periods.

Selling, General and Administrative Expense. SG&A expenses were $48.8 million for the nine months ended September 30, 2022 compared to $44.1 million in the prior year period, an increase of $4.7 million or 10.7%. As a percentage of total contract revenues, SG&A expenses decreased from 10.0% to 8.8%, primarily due to higher revenues in the current period. The increase in SG&A dollars was driven primarily by severance, consulting fees related to the management transition and property tax true-ups in the current year period, partially offset by a decrease in ERP implementation expense.

Gain on Disposal of Assets, net. During the nine months ended September 30, 2022 and 2021, we realized $4.6 million and $9.8 million, respectively, of net gains on disposal of assets. Included in the prior year amount was a net gain of $6.7 million related to the sale of property in Tampa, Florida. See Note 6 – Property and Equipment in this Form 10-Q for a further description of the sale of property.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded tax expense of $0.4 million in the nine months ended September 30, 2022, compared to tax expense of $0.3 million in the prior year period. Our effective tax rate for the nine months ended September 30, 2022 was (5.5)%, which differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues.

Three months ended September 30, 2022 compared with three months ended September 30, 2021.

	Three months ended September 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$54,769	72.0%	$35,580	65.0%
Private sector	21,329	28.0%	19,159	35.0%
Marine segment total	$76,098	100.0%	$54,739	100.0%
Concrete segment
Public sector	$10,070	9.5%	$2,301	2.7%
Private sector	96,453	90.5%	82,867	97.3%
Concrete segment total	$106,523	100.0%	$85,168	100.0%
Total	$182,621		$139,907

Operating income (loss)
Marine segment	$5,197	6.8%	$(4,965)	(9.1)%
Concrete segment	(4,066)	(3.8)%	(3,778)	(4.4)%
Total	$1,131		$(8,743)

Marine Segment

Revenues for our marine segment for the three months ended September 30, 2022 were $76.1 million compared to $54.7 million for the three months ended September 30, 2021, an increase of $21.4 million, or 39.1%. The increase was primarily driven by the start of large jobs awarded in the fourth quarter of 2021 and the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods.

Operating income for our marine segment for the three months ended September 30, 2022 was $5.2 million, compared to an operating loss of $5.0 million for the three months ended September 30, 2021, an increase of $10.2 million. This increase in operating income was primarily due to the increase in revenue noted above, the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods, the gain on the disposal of excess equipment and the release of discretionary project bonuses.

Concrete Segment

Revenues for our concrete segment for the three months ended September 30, 2022 were $106.5 million compared to $85.2 million for the three months ended September 30, 2021, an increase of $21.3 million, or 25.1%. This increase was primarily driven by increased cubic yard production in light commercial projects.

Operating loss for our concrete segment for the three months ended September 30, 2022 was $4.1 million, compared to $3.8 million for the three months ended September 30, 2021, an increase of $0.3 million. This increase in operating loss was primarily due to the decline in project profits due to write-downs on several projects in addition to unabsorbed indirect expenses related to additional project management labor expense, partially offset by the release of discretionary project bonuses.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021.

	Nine months ended September 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$164,357	67.7%	$121,916	63.9%
Private sector	78,540	32.3%	68,911	36.1%
Marine segment total	$242,897	100.0%	$190,827	100.0%
Concrete segment
Public sector	$23,068	7.5%	$13,580	5.5%
Private sector	286,162	92.5%	234,684	94.5%
Concrete segment total	$309,230	100.0%	$248,264	100.0%
Total	$552,127		$439,091

Operating income (loss)
Marine segment	$9,553	3.9%	$6,489	3.4%
Concrete segment	(14,125)	(4.6)%	(7,611)	(3.1)%
Total	$(4,572)		$(1,122)

Marine Segment

Revenues for our marine segment for the nine months ended September 30, 2022 were $242.9 million compared to $190.8 million for the nine months ended September 30, 2021, an increase of $52.1 million, or 27.3%. The increase was primarily driven by the start of large jobs awarded in the second half of 2021 and the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods.

Operating income for our marine segment for the nine months ended September 30, 2022 was $9.6 million, compared to operating income of $6.5 million for the nine months ended September 30, 2021, an increase of $3.1 million. Excluding the impact of the sale of property in Tampa, Florida in the prior year period operating income was $9.6 million, compared to an operating loss of $0.2 million for the nine months ended September 30, 2021, an increase of $9.8 million. This increase in operating income was primarily due to the increase in revenue noted above, the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods, the gain on the disposal of excess equipment and the release of discretionary project bonuses, partially offset by the increase in SG&A expense noted above.

Concrete Segment

Revenues for our concrete segment for the nine months ended September 30, 2022 were $309.2 million compared to $248.3 million for the nine months ended September 30, 2021, an increase of $60.9 million, or 24.6%. This increase was primarily driven by increased cubic yard production in light commercial projects.

Operating loss for our concrete segment for the nine months ended September 30, 2022 was $14.1 million, compared to $7.6 million for the nine months ended September 30, 2021, an increase of $6.5 million. This increase in operating loss was primarily due to the decline in project profits due to write-downs on several projects in addition to unabsorbed indirect expenses related to additional project management labor expense, partially offset by the release of discretionary project bonuses.

Liquidity and Capital Resources

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities, sale of underutilized assets, and borrowings under our credit facilities. The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company has adequate liquidity to operate.  Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, and capital expenditures. Based on a careful assessment of these factors management believes that the Company will have adequate liquidity for its operations for at least the next 12 months.

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At September 30, 2022, our working capital was $34.7 million, as compared with $36.2 million at December 31, 2021. As of September 30, 2022, we had unrestricted cash on hand of $2.7 million. Our borrowing capacity at September 30, 2022 was approximately $10.8 million.

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

The following table provides information regarding our cash flows and our capital expenditures for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$247	$(10,195)	$(7,663)	$(5,737)
Adjustments to remove non-cash and non-operating items	5,095	7,234	20,164	16,738
Cash flow from net income (loss) after adjusting for non-cash and non-operating items	5,342	(2,961)	12,501	11,001
Change in operating assets and liabilities (working capital)	(7,917)	(4,074)	(3,400)	(6,761)
Cash flows (used in) provided by operating activities	$(2,575)	$(7,035)	$9,101	$4,240
Cash flows provided by (used in) investing activities	$803	$(5,973)	$(6,155)	$14,489
Cash flows (used in) provided by financing activities	$(3,580)	$11,491	$(12,502)	$(19,425)

Capital expenditures (included in investing activities above)	$(2,626)	$(6,879)	$(10,627)	$(11,594)

Operating Activities. During the three months ended September 30, 2022, we used approximately $2.6 million in cash from our operating activities. The net cash outflow is comprised of $7.9 million of cash outflows related to changes in net working capital, partially offset by $5.3 million of cash inflows from net income, after adjusting for non-cash items. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $11.1 million cash outflow pursuant to the relative timing and significance of project progression and billings during the period and a $1.2 million decrease in operating lease liabilities, partially offset by a $3.7 million cash inflow related to an increase in our net position of accounts receivable and accounts payable plus accrued liabilities during the period and $0.7 million of cash inflows from the decrease in prepaid expenses and other assets.

During the nine months ended September 30, 2022, we generated approximately $9.1 million in cash from our operating activities. The net cash inflow is comprised of $12.5 million of cash inflows from net income, after adjusting for non-cash items and $3.4 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $8.7 million cash outflow pursuant to the relative timing and significance of project progression and billings during the period and a $3.5 million decrease in operating lease liabilities, partially offset by $5.2 million of cash inflows from the decrease in prepaid expenses and other assets and $3.6 million cash inflow related to an increase in our net position of accounts receivable and accounts payable plus accrued liabilities during the period.

Investing Activities. Capital asset additions and betterments to our fleet were $2.6 million in the three months ended September 30, 2022, as compared with $6.9 million in the three months ended September 30, 2021. Proceeds from the sale of property and equipment were $3.4 million in the three months ended September 30, 2022, as compared with $0.9 million in the three months ended September 30, 2021.

Capital asset additions and betterments to our fleet were $10.6 million in the nine months ended September 30, 2022, as compared with $11.6 million in the nine months ended September 30, 2021. Proceeds from the sale of property and equipment were $4.5 million in the nine months ended September 30, 2022, as compared with $25.6 million in the nine months ended September 30, 2021. The decrease in proceeds from the sale of property and equipment for the nine months ended September 30, 2022 was primarily related to the sale of our property in Tampa, Florida in the prior year period.

Financing Activities. During the three months ended September 30, 2022, we had borrowings of $4.0 million and payments of $6.4 million on our revolving line of credit and had payments of $0.8 million on finance lease liabilities.

During the nine months ended September 30, 2022 we had borrowings of $9.0 million and payments of $18.0 million on our revolving line of credit, had payments of $2.2 million on finance lease liabilities and incurred $0.7 million of loan costs related to the Ninth Amendment of the Credit Facility.

Sources of Capital

As of September 30, 2022, our available sources of capital consisted of cash flows from operations and borrowing availability on our revolving line of credit of $10.8 million pursuant to our Credit Facility.

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

The Company was in compliance with all financial covenants as of September 30, 2022, with the reported consolidated leverage ratio of 2.88 to 1.00.

See Note 11 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company’s Debt.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At September 30, 2022, the capacity under our current bonding arrangement was at least $750 million, with approximately $210 million of projects being bonded. We believe our balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At September 30, 2022, we had $30.0 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 7.63%. Based on the amounts outstanding under our credit facility as of September 30, 2022, a 100 basis-point increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.3 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For information about litigation involving us, see Note 16 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our 2021 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities in the period ended September 30, 2022.

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

†10.1

Employment Letter Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2022 (File No. 001-33891)).

Exhibit Number	Description
†10.2

Employment Letter Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed the Securities and Exchange Commission on August 31, 2022 (File No. 001-33891)).

*31 .1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31 .2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32 .1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Title 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

** Furnished herewith

†     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

October 28, 2022	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

October 28, 2022	By:	/s/ Scott Thanisch
Scott Thanisch Executive Vice President and Chief Financial Officer