Form 10-K
period 2022-12-31
Orion Group Holdings Inc
filed 2023-03-16
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

There were 32,167,799 shares of common stock outstanding as of March 9, 2023. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $71.3 million as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Registrant’s definitive Proxy Statement to be issued in connection with the 2023 Annual Meeting of Stockholders to be filed no later than April 30, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

ORION GROUP HOLDINGS, INC.

2022 Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements that are not based on historical fact. When used in this report, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends” and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and currently available competitive, financial and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A “Risk Factors” below and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document. We encourage you to read carefully the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

Item 1.            BUSINESS

General background

Orion Group Holdings, Inc., is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Canada and the Caribbean Basin through its marine segment and its concrete segment. Our marine segment provides construction and dredging services relating to marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services. Our concrete segment provides turnkey concrete construction services including place and finish, site preparation, layout, forming, and rebar placement for large commercial, structural and other associated business areas. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

Orion Group Holdings, Inc. is a Delaware corporation. The common stock of Orion Group Holdings, Inc. is listed on the New York Stock Exchange under the symbol ORN. Unless the context otherwise requires, all references herein to “Orion”, the “Company”, the “Registrant”, “we”, “us” or “our” refer to Orion Group Holdings, Inc. and its consolidated subsidiaries and affiliates.

History and growth

Orion Group Holdings, Inc. was founded in 1994 as a marine construction project management business. Since then, we have expanded our reach both through organic growth and acquisitions.  Strategic acquisitions have enhanced our operational capabilities, provided us with a larger geographic base, and added to our equipment fleet. Today we are focused on becoming the leading specialty construction and engineering company in the infrastructure, industrial, and building sectors and will continue to seek growth opportunities through greenfield expansion, acquisitions, vertical integration, and diversification.

Our operating principles and guiding beliefs include:

●	Safety - We believe workplace safety and accident prevention is our moral obligation as well as a good business practice. By identifying and concentrating resources to address job site hazards, we continually strive to reduce our incident rates and the severity of the incidents.
●	Quality - We believe in the importance of performing high quality work.
●	Delivery - We believe in the importance of performing tasks safely, efficiently, and timely with industry-leading execution.
●	Teamwork - We relentlessly pursue success together across the business as a team.
●	Integrity - We believe that integrity is the foundation upon which all other operating principles and guiding beliefs rest and it is achieved through maintaining high ethical standards through an established code of conduct and an effective company-wide compliance program.

●	Sustainability - We are committed to sustainability throughout our operations and throughout our corporate functions and we advance initiatives that support a more sustainable world. We do business in a way that meets the needs of the present while contributing to an environmentally, socially, and economically sustainable future.

Our Business Strategy

Following a comprehensive review of our operations, assets and talent, we have developed a three point strategic plan to unlock Orion’s full potential for long-term, sustainable growth to the benefit of all of our stakeholders.

Three Point Strategic Plan

1.)	Improve the profitability of the concrete business.
●	Appointed new leadership for the concrete segment, tapping one of our senior leaders from the Marine business with many years of experience successfully and profitably delivering complex projects.
●	Refocus our concrete business in core Texas markets of Dallas and Houston, robust markets where we have a track record of success and a runway to improve profitability.
●	Invest in additional experienced project managers, and give our project teams the training and tools to drive efficiency and improved business outcomes.

2.)	Strengthen business development to drive growth.
●	Build on our successful sales efforts and capitalize on favorable industry dynamics including the $1.2 trillion infrastructure bill; the U.S. Navy investments in the Pacific; port expansions and maintenance resulting from the Panama Canal Expansion, and strong construction demand in both private and public sectors of the rapidly growing Texas market.
●	Sharpen our business development focus, putting our efforts into pursuing those opportunities where our capabilities and expertise differentiate us. Our aim is to win quality projects at improved margins.
●	Leverage our experience in the public infrastructure construction market from other parts of our business to assist our concrete segment in penetrating this more predictably funded sector.
●	Build and deepen our client relationships to gain actionable insight into their future pursuits by investing in additional business development resources.

3.)	Investment and resources to realize Orion’s full potential.
●	Strengthen our balance sheet for future growth. Complete the refinancing of our current credit facility to extend our debt maturities and provide us with the capital to take advantage of our market opportunities.
●	Optimize our return on assets. The completion of our Central Texas concrete jobs in 2023 will present opportunities to sell or redeploy underutilized equipment. In addition, we will continue our efforts to monetize non-core real estate assets this year.
●	Invest in our dredging fleet to better service our growth. Supporting our commitment to the environment, Orion’s fleet upgrades will also include investing in more efficient engines to achieve lower carbon emissions.
●	Collaborate between our concrete and marine operations to drive synergies and leverage best practices. Our teams are now working together across divisions and have a shared sense of mission and purpose.
●	Continue to enhance and build our “Target Zero” safety culture, practices, and systems.

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

Our bridge and causeway projects include the construction, repair and maintenance of all types of overwater bridges and causeways, as well as the development of fendering systems in marine environments. We serve as the prime contractor for many of these projects, and some of these are design-build contracts. These projects involve fabricating steel or concrete structures designed for durability and longevity, and involve driving concrete, pipe or sheet pile into the subsurface to create support for the concrete deck roadways that we subsequently construct on the piles. These piles can exceed four feet in diameter, can range up to 170 feet in overall length, and are often driven 90 feet into the sea or river floor. We do not control the funding of bridge and causeway work, which has not been consistently available.

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

Concrete Construction Services

The concrete segment has earned a reputation as one of the most recognizable and reputable concrete contractors where we operate. Our success has been achieved by maintaining a focus on our clients and addressing their problems. The commercial construction arena has been our focus and we have completed thousands of successful commercial projects – both simple and complex in the broader Texas market including Houston, Dallas, Fort Worth, Austin and San Antonio. Our portfolio of commercial projects includes warehouse and distribution, medical, retail, education, office buildings, multi-family, religious, industrial and community projects – nearly the full spectrum of commercial construction projects. We are a turnkey subcontractor that performs the vast majority of all our work with our own labor forces.

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

Medical/healthcare projects always come with stringent requirements. We have the knowledge and experience to meet these high expectations. From hospitals to laboratories, including high rises and their garages, we know how to carry out construction activities in densely occupied areas with minimal disturbance to critical facilities daily operations.

We apply our concrete experience to a variety of office building project types, including low, mid-rise and high-rise concrete structures, whether in downtown metropolitan cities or in business districts serving neighboring communities. We utilize different technologies for elevated concrete structures, such as high-rise concrete structures.

We have the abundant knowledge of the extensive formwork systems, cranes and equipment needed to successfully deliver multi-family projects – typically in tight spaces, whether it be podium structures, mid-rise, high-rise and luxury projects. We have earned the reputation for successfully managing and delivering multi-family projects with aggressive schedules.

We bring a breadth of knowledge and a diverse portfolio of education projects. We have completed over 20 million square feet of education projects including libraries, higher education, research facilities, athletic facilities, stadiums, elementary, middle and high schools. We have also applied our skills to state of the art performing arts facilities and studios.

Retail centers play an important role for serving our neighborhoods. They address a variety of community needs and we have had the opportunity to build large regional shopping malls, national chain stores, power centers, small strip centers and corner retail shops.

We also have had the great privilege of teaming with church leaders and church builders to create worship areas for people from all walks of life. With more than 5 million square feet of worship and fellowship facilities, our religious portfolio includes projects ranging from 2,000 square feet to more than 200,000 square feet.

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

Bridges and Causeways

According to the American Society of Civil Engineers, as of their most recent report, one in thirteen of the nation’s bridges are structurally deficient, and the average age of the nation’s bridges is 45 years old. We are able to construct or restore overwater bridges, and design, repair, or replace, fendering systems for customers.

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

U.S. Coastal and Wetland Restoration and Reclamation

Increases in coastal population density and demographic trends, along with the potential effects of rising sea-levels, will lead to an increase in the number of coastal restoration and reclamation projects, and as the value of waterside assets rises from a residential and recreational standpoint, the private sector, government agencies and municipalities will increase spending on restoration and reclamation projects.

Hurricane Restoration and Repair

Hurricanes are often very destructive to the existing marine infrastructure and natural protection barriers of the prime storm areas of the Gulf Coast, the Atlantic Seaboard, and the Caribbean Basin, including bridges, ports, underwater channels and sensitive coastal areas. Typically, restoration and repair opportunities continue for several years after a major hurricane event. These events provide incremental projects to our industry that contribute to a favorable bidding environment and high-capacity utilization in our markets during such times.

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

Industrial developments

Our industrial markets include manufacturing plants, industrial warehousing, distribution centers, wastewater treatment facilities and facilities supporting the petrochemical industry. An expected increase in distribution has generated a need for substantial industrial park developments.

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

Recreational developments

Our recreational markets include a wide range of hotels, sports venues, and stadiums. The increase in new businesses and new educational facilities has sparked the need for additional hotels and stadiums across the metropolitan areas of Texas.

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

The following table represents contract revenue and concentrations of contract revenue by type of customer for the years ended December 31, 2022, 2021 and 2020.

	2022	%	2021	%	2020	%
Federal Government	$80,116	11%	$54,480	9%	$51,793	7%
State Governments	62,516	8%	4,790	1%	27,574	4%
Local Governments	125,015	17%	120,311	20%	202,839	29%
Private Companies	480,675	64%	421,779	70%	427,736	60%
Total contract revenues	$748,322	100%	$601,360	100%	$709,942	100%

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

Competition

In our marine segment, we compete with several regional marine construction services companies and a few national marine construction services companies. In the past, interest groups have unsuccessfully lobbied Congress to modify or repeal the Jones Act to facilitate foreign flag competition for trades and cargos currently reserved for U.S. flag vessels under the Jones Act. If these efforts are ever successful, it could result in significantly increased competition and have a material adverse effect on our marine segment business, results of operations, cash flows or financial condition.  From time to time, we compete with certain national land-based heavy civil contractors. In our concrete segment, we compete mostly in the private sector and our competitors range from small, local construction companies to large regional and national construction companies.

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

In connection with both segments of the business, we often are required to provide various types of surety bonds that provide security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future. The bonds we provide typically are for the contract amount of the project. At December 31, 2022, the capacity under our current bonding arrangement was at least $750 million, with approximately $175 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Trade Names

We operate under a number of trade names. We consolidate our operations under the brand name “Orion Group Holdings, Inc.” We may be known as Orion Marine Group, Orion Marine Construction, Orion Marine Contractors, Orion Construction, East and West Jones Placement Area, Schneider E&C, Orion Industrial Construction, Orion Concrete Construction, T.A.S. Commercial Concrete Construction, T.A.S. Commercial Concrete Solutions, T.A.S. Proco, or Houston Industrial Tool Services. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

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

In our marine segment, we are also subject to government regulations pursuant to the Foreign Dredge Act, the Merchant Marine Act of 1920, commonly referred to as the "Jones Act", the Shipping Act and the Vessel Documentation Act. These statutes require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the U.S. to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the U.S. The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen owned and prohibit the demise or bareboat chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test. These statutes, together with similar requirements for other sectors of the maritime industry, are collectively referred to as “cabotage” laws.

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

In 2009, regulations promulgated by the EPA covering certain previously exempt discharges to water from certain marine vessels became effective. The regulations provide for a general permit to cover such discharges and impose on marine vessel operators, including us, certain discharge, permitting, record keeping, reporting, monitoring, maintenance, and operating restrictions and requirements with respect to materials that are or may be discharged from certain vessels. The applicability of these restrictions and requirements is based on size and type of vessel, and they apply only to a minority of our vessels. We, nevertheless, are implementing such restrictions and requirements with respect to our vessels which are subject thereto, and we do not anticipate that such regulations or the associated permit terms, restrictions and requirements will adversely impact our business and results of operations.

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

Human Capital Management

As of December 31, 2022, our marine segment had 868 employees, 286 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel. Our concrete segment had 1,348 employees, 197 of whom were full-time salaried personnel and most of the remainder were hourly personnel.

From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice. We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our employees are not currently represented by labor unions, except certain employees in our marine segment located in the Pacific Northwest and Alaska and certain employees operating specialized equipment for our concrete segment, in respect of which collective bargaining agreements are in place. Employees represented by collective bargaining agreements represent approximately 4.3% of our total workforce.

Financial Information About Geographic Areas

We are a project-driven marine and concrete contractor, and our operations represent two reportable segments for financial reporting. Our business is primarily conducted along the coastal regions of the United States for our marine segment and in the metropolitan areas of Texas for our concrete segment. Revenues generated from our marine segment outside the United States, primarily in the Caribbean Basin and Mexico, totaled 0.9%, 0.5%, and 1.8% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Our long-lived assets are substantially located in the United States.

Access to the Company’s Filings

We maintain a website at www.oriongroupholdingsinc.com where we make available, free of charge, access to the various reports we file with, or furnish to, the SEC. None of the information on our website is incorporated into this Annual Report on Form 10-K by reference. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Demand for our services may decrease due to economic recession or a reduction of demand in end markets of our customers.

Our concrete segment depends on continued growth in population in our geographic market areas in Texas to support residential and nonresidential construction. A growing population generates economic growth and expansion in construction for retail, office buildings, etc. If the population decreases or slows in growth, it may adversely affect economic growth and ultimately limit the need for residential and nonresidential construction services in the areas we currently perform services.

Moreover, even when the underlying economic fundamentals that ordinarily drive the level of construction activity are strong, the level of economic activity in such markets may be suppressed during inflationary periods that are accompanied by increasing interest rates. There is a risk that, if the Federal Reserve Board continues to increase interest rates to respond to inflation concerns, our concrete business could see a reduction in demand.

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

Fluctuations in commodity prices or interest rates may affect our customers’ investment decisions and therefore subject us to risks of cancellation, delays in existing work, or changes in the timing and funding of new awards. Additionally, fluctuations in commodity prices can negatively affect our project costs.

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

Additionally, rising interest rates may affect the cost of financing for our customers’ capital projects and investments.  These increased costs may affect their capacity and willingness to undertake new investments, and may result in the delay or cancellation of projects they would otherwise undertake.

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

As of December 31, 2022, we had a backlog of work to be completed on contracts totaling approximately $216.7 million in our marine segment and approximately $232.1 million in our concrete segment. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.

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

The Foreign Dredge Act of 1906, the Merchant Marine Act of 1920 (the “Jones Act”), the Shipping Act of 1984 and the Vessel Documentation Act require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the United States to be owned and controlled by United States citizens. The United States citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen-owned, thus restricting foreign ownership interests in the entities that directly or indirectly own the vessels which we operate. If we were to seek to sell any portion of our marine segment that owns any of these vessels, we may have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above; additionally, any sales of certain of our larger vessels to foreign buyers would be subject to approval by the U.S. Maritime Administration. As a result, the sales price for that portion of our marine segment may not attain the amount that could be obtained in an unregulated market.

The COVID-19 pandemic affected and may again adversely affect our business and results of operations and financial condition.

The COVID-19 pandemic and related governmental and business responses had and may again have an adverse effect on the markets we derive project opportunities from, our customers, and our operations. The extent to which the COVID-19 pandemic could again impact us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict, including: the timing, extent, trajectory and duration of the pandemic; the emergence of new variants; the development, availability, distribution and effectiveness of vaccines and treatments; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for our products and services. Although the COVID-19 pandemic has subsided, we could again experience adverse impacts to our business as a result of any related economic recession that occurred or may occur in the future from COVID-19 or other similar global pandemics.

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

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2022, we recorded $0.3 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims. Should negative trends persist; we could continue to be negatively impacted in the future.

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

Risk Factors Relating to Our Indebtedness and Financing Plans

Our indebtedness includes covenants and obligations with regard to our business activities that may restrict our ability to take certain actions which may negatively affect our financial condition.

At December 31, 2022, our total indebtedness under the Credit Agreement was approximately $35.0 million. We must comply with various affirmative and negative covenants contained in our Credit Agreement, some of which may restrict the way in which we would like to conduct our business. Among other things, our requirements under out debt instruments could potentially limit our ability to:

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

We may incur additional indebtedness in the future by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of these. If we incur additional indebtedness in the future, it likely would be under arrangements that may have terms and conditions at least as restrictive as those contained in our existing Credit Agreement. At December 31, 2022, available capacity to borrow on the revolving lines of credit was $6.0 million. Failure to comply with the terms and conditions of any existing or future indebtedness, including current or prospective covenants, would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness.

Our current Credit Agreement expires on July 31, 2023.  The Company’s ability to continue as a going concern is dependent upon obtaining sufficient liquidity to repay its existing credit facility through a combination of proceeds from new debt, proceeds from the sale of underutilized assets, and operating cash flow. As the Company’s refinancing activities are ongoing, there can be no assurances that the Company will be able to secure financing on terms that are acceptable to the Company or at all. An explanatory paragraph is included in the report of our independent registered public accounting firm contained in this Annual Report describing an uncertainty about our ability to continue as a going concern.  The inclusion of this explanatory paragraph related to going concern is considered an event of noncompliance with the Credit Agreement. We have received a consent for this noncompliance with the Credit Agreement from our lenders.

We are negotiating with new financing sources to refinance the indebtedness under our Credit Agreement, which is due on July 31, 2023, but we cannot assure we will complete the refinancing before the maturity date or the expiration date of the lenders’ consent.

Our current Credit Agreement expires on July 31, 2023, and all amounts there under are due on such date. The consent from our lenders expires on May 1, 2023. The Company does not presently have sufficient cash or other sources of liquidity to repay the debt under Credit Agreement at maturity or the expiration date of the consent. We are presently negotiating with financing sources to refinance the indebtedness under the Credit Agreement, but there is no assurance we will complete the financing before the maturity date, the expiration of the consent or at all. Our negotiation with financing sources is a rapidly evolving situation.

Failure to secure a new credit facility before the maturity date of the Credit Agreement or expiration of the consent from the lenders could restrict our access to capital which could prevent us from repaying amounts borrowed under our existing credit facility, from funding our operations, or from engaging in certain transactions which might otherwise be considered beneficial to us. In this event, we may be required to delay, limit, reduce, or terminate certain commercial efforts or strategies, may need to accelerate or add to planned disposals of certain equipment, real estate, or other assets, and may be prevented, or hindered from pursuing or performing contracts, all of which could adversely affect our business and stockholders.

As described in Note 11 of the Notes to the Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K, we had $35.0 million of outstanding indebtedness under our Credit Facility as of December 31, 2022. Because that Credit Agreement matures on July 31, 2023, and we have not yet completed the work necessary to refinance the outstanding indebtedness under the Credit Agreement, our independent registered public accounting firm included in its report covering our audited financial statements for the period ended December 31, 2022, an explanatory paragraph describing the uncertainty about our ability to continue as a going concern.  Please see the Notes to the Consolidated Financial Statements beginning on page F-10 of this Annual Report on Form 10-K.

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

Item 1B.         UNRESOLVED STAFF COMMENTS

None

Item 2.            PROPERTIES

Our corporate headquarters is located at 12000 Aerospace Avenue, Suite 300, Houston, Texas 77034, with 21,480 square feet of office space that we lease, with a current term expiring July 31, 2025 and with one five-year extension at our option. Our executive, legal, finance, and some accounting offices are located at this facility. We lease office space in Alaska, Louisiana, Florida, Texas and Washington for our operations, including office and yard space for our concrete segment. We own property for our waterfront maintenance and dock facilities, including an equipment yard in Texas, which totals approximately 35.3 acres. We also own approximately 340 acres of land in the upper Houston Ship Channel used as a Dredge Material Placement Area ("DMPA"). We may lease smaller project related offices throughout our operating areas when the need arises.

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

Holders

As of March 9, 2023, we had approximately 4,848 stockholders of record including beneficial holders.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Orion Group Holdings, Inc., the S&P 500 Index and the Dow Jones US Heavy Construction Index

$250
$200
$150
$100
$50
$0
12/2017
12/2018
12/2019
12/2020
12/2021
12/2022
Orion Group Holdings, Inc.
S&P 500
Dow Jones US Heavy Civil Construction

*$100 Invested on 12/31/17 in stock or index , including reinvestment of dividends. Fiscal year ending December 31.

	2018	2019	2020	2021	2022
Orion Group Holdings, Inc.	54.79	66.28	63.35	48.15	30.40
S&P 500	93.76	120.84	140.49	178.27	143.61
Dow Jones US Heavy Civil Construction	73.37	97.71	117.94	176.12	201.30

*   This table and the information therein is being furnished but not filed.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2023.

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

Overview

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the “Company”), provide a broad range of specialty construction services in the infrastructure, industrial and building sectors throughout the continental United States, Alaska, and the Caribbean Basin. The Company’s marine segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services. Its concrete segment services the building sector by providing turnkey concrete construction services including place and finish, site preparation, layout, forming, and rebar placement for large commercial structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

Our independent registered public accounting firm has included an explanatory paragraph describing the uncertainty about our ability to continue as a going concern in its report contained in this Annual Report.  See “Liquidity and Capital Resources” below for more information.

2022 Recap and 2023 Outlook

In 2022, we recorded revenues of $748.3 million, of which $339.2 million was attributable to our marine segment and the remaining $409.1 million to our concrete segment. In addition, we ended 2022 with a consolidated backlog of $448.8 million. Our revenues in 2022 increased by 24.4% as compared with 2021 and we recorded a net loss of $12.6 million, as compared with net loss of $14.6 million in the prior year.

Looking toward 2023, the Company continues to focus on developing opportunities across the infrastructure, industrial, and building sectors through organic growth.

Although to date the Company hasn’t experienced materially negative impacts from COVID-19, we have had and may continue to see some disruption to our operations due to variants of the COVID-19 virus that caused temporary increases in absenteeism rates among our workforce and other impacts to supply chains and labor markets.

Marine Segment

Demand for our marine construction services continues, given our differentiated capabilities and service offering within the space. We continue to see bid opportunities to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways.  Cruise line capital expenditures have yet to recover significantly from the pullback due to COVID-19, however we anticipate that, with continued recovery of end customer demand, we will see renewed interest in capital improvements from these customers. Opportunities from local port authorities and private clients are expected to expand over the long-term due to the need to accommodate larger ships and deeper drafts because of the expanded Panama Canal. Though the pace of bidding opportunities from the U.S. Army Corps of Engineers slowed towards the end of 2022, significant approved funding for USACE projects leads us to believe that we will see this translate into an increase in bid opportunities as we progress through 2023.  Additionally, bid opportunities related to coastal restoration funded through the Resource and Ecosystems Sustainability, opportunities under the Tourist Opportunities and Revived Economies of the Gulf Coast States Act (the “RESTORE Act”) may arise in 2023. The Coastal Protection and Restoration Authority (“CPRA”) has a $1.35 billion budget for fiscal 2023, and our capabilities are well-suited to win a portion of this spending.  In addition to these, the $1.2 trillion Infrastructure Investment and Jobs Act contains billions of dollars allocated to ports and water infrastructure, bridges, and causeways.  We believe our current equipment fleet will allow us to meet market demand for projects from both our public and private customers.

In the long-term, we see positive trends in demand for our services in our end markets, including:

●	Continuing need to repair and improve degrading U.S. marine infrastructure;
●	Long-term demand from downstream energy-related companies will be driven by larger capital projects, as well as maintenance call-out work;
●	Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;
●	Possible work opportunities generated by the Water Resources Reform and Development Act (the “WRRDA Act”) authorizing expenditures for the conservation and development of the nation’s waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;
●	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;
●	Funding for highways and transportation under successor Acts to the Fixing America’s Surface Transportation Act;
●	Nearly $7 billion of federal funding provided by the US Army Core of Engineers (“USACE”) in connection with disaster recovery in Texas; and
●	Opportunities related to the Infrastructure Investment and Jobs Act (IIJA).

Concrete Segment

Demand for our concrete segment’s services continues, although timing of certain new project releases could be delayed as a result of inflation, labor concerns, supply chain delays and macroeconomic impacts. We currently see long-term demand for our concrete construction services in the Texas building sector as Texas’ major metropolitan areas, and expanding suburbs, continuously retain their positions as leading destinations for population and business growth. Population growth throughout our markets continues to drive new distribution centers, education facilities, office expansion, retail and grocery establishments, new multi-family housing units, and structural towers for business, residential or mixed-use purposes.  The diversified Texas economy provides us with multiple sources of bid opportunities. Additional demand for concrete services in our markets could be provided by work as part of the federal infrastructure bill.

In the long-term, we see positive trends in demands for our services in our end markets, including:

●Population growth in the state of Texas driven by corporate relocations;

●Continued investment in warehouse/distribution space in our core markets;

●	Nearly $7 billion of federal funding provided by the USACE in connection with disaster recovery in Texas; and,

●Potential opportunities related to the Infrastructure Investment and Jobs Act (IIJA).

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

Backlog as of the periods ended below are as follows (in millions):

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Marine segment	$216.7	$280.2	$281.0	$317.4	$376.9
Concrete segment	232.1	268.4	322.2	286.7	213.1
Consolidated	$448.8	$548.6	$603.2	$604.1	$590.0

The sequential decline in backlog was due to a lower book-to-bill ratio in the concrete segment which was driven by more disciplined bidding practices and an effort to reduce exposure to under-performing projects. We are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $2.4 billion of quoted bids outstanding at quarter end, of which over $582 million we are the apparent low bidder on or have been awarded contracts subsequent to the end of the fiscal year ended December 31, 2022.

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

Income Statement Comparisons

	Year ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$748,322	100.0%	$601,360	100.0%	$709,942	100.0%
Cost of contract revenues	697,580	93.2%	560,393	93.2%	625,239	88.1%
Gross profit	50,742	6.8%	40,967	6.8%	84,703	11.9%
Selling, general and administrative expenses	62,503	8.4%	60,181	10.0%	65,091	9.3%
Amortization of intangible assets	1,239	0.2%	1,521	0.3%	2,070	0.3%
Gain on disposal of assets, net	(4,970)	(0.7)	(11,418)	(2.0)	(9,044)	(1.4)%
Operating (loss) income	(8,030)	(1.1)%	(9,317)	(1.5)%	26,586	3.7%
Other (expense) income:
Other income	199	—%	199	—%	347	—%
Interest income	104	—%	136	—%	183	—%
Interest expense	(4,456)	(0.6)%	(5,076)	(0.8)%	(4,920)	(0.6)%
Other expense, net	(4,153)	(0.6)%	(4,741)	(0.8)%	(4,390)	(0.6)%
(Loss) income before income tax expense	(12,183)	(1.6)%	(14,058)	(2.3)%	22,196	3.1%
Income tax expense	429	0.1%	502	0.1%	1,976	0.3%
Net (loss) income	$(12,612)	(1.7)%	$(14,560)	(2.4)%	$20,220	2.8%

Year ended December 31, 2022 compared with year ended December 31, 2021

Contract Revenues. Contract revenues for the year ended December 31, 2022 of $748.3 million increased $146.9 million or 24.4% as compared to $601.4 million in the prior year period. The increase was primarily driven by the start of large jobs awarded in the second half of 2021 in the marine segment, higher volume in the concrete segment, and the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods.

Gross Profit.  Gross profit was $50.7 million for the year ended December 31, 2022, compared to $41.0 million in the prior year period, an increase of $9.7 million or 23.9%. Gross profit in both periods was 6.8% of total contract revenues. The increase in gross profit dollars was primarily driven by the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods and the release of discretionary project bonuses.

Selling, General and Administrative Expense. SG&A expenses were $62.5 million for the year ended December 31, 2022, compared to $60.2 million in the prior year period, an increase of $2.3 million or 3.9%. As a percentage of total contract revenues, SG&A expenses decreased from 10.0% to 8.4% primarily due to higher revenues in the current period. The increase in SG&A dollars was driven primarily by severance, consulting fees related to the management transition and property tax true-ups in the current year period, partially offset by a decrease in ERP implementation expense.

Gain on Disposal of Assets, net. During the year ended December 31, 2022 and 2021, we realized $5.0 million and $11.4 million, respectively, of net gains on disposal of assets. Included in the prior year amount is a net gain of $6.7 million related to the sale of property in Tampa, Florida. See Note 6 in this form 10-K for a further description of the sale of property.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses. Interest expense for the prior year period included $2.1 million related to the extinguishment of our term loan and related interest rate swaps.

Income Tax Expense. We recorded tax expense of $0.4 million in the year ended December 31, 2022, compared to tax expense of $0.5 million in the prior year period. Our effective tax rate for the year ended December 31, 2022 was (3.5)%, which differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

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

Selling, General and Administrative Expense. Selling, general and administrative expenses were $60.2 million for the year ended December 31, 2021 compared to $65.1 million in the prior year period, a decrease of $4.9 million or 7.5%. As a percentage of total contract revenues, SG&A expenses increased from 9.3% to 10.0% primarily as a result of the reduced revenue noted above. The decrease in SG&A dollars was driven by a decrease in the current year period related to bonus expense, business development costs pursuant to timing of project pursuits and awards and travel related costs.

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

	Year ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$237,363	70.0%	$164,636	62.4%	$240,353	61.9%
Private sector	101,850	30.0%	99,279	37.6%	147,820	38.1%
Marine segment total	$339,213	100.0%	$263,915	100.0%	$388,173	100.0%
Concrete segment
Public sector	$30,284	7.4%	$14,945	4.4%	$41,853	13.0%
Private sector	378,825	92.6%	322,500	95.6%	279,916	87.0%
Concrete segment total	$409,109	100.0%	$337,445	100.0%	$321,769	100.0%
Total	$748,322		$601,360		$709,942

Operating income (loss)
Marine segment	$9,787	2.9%	$5,760	2.2%	$29,815	7.7%
Concrete segment	(17,817)	(4.4)%	(15,077)	(4.5)%	(3,229)	(1.0)%
Total	$(8,030)		$(9,317)		$26,586

Year ended December 31, 2022 compared with year ended December 31, 2021

Marine Segment

Revenues for our marine segment for the year ended December 31, 2022 were $339.2 million compared to $263.9 million for the year ended December 31, 2021, an increase of $75.3 million, or 28.5%. The increase was primarily driven by the start of large jobs awarded in the second half of 2021 and the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods.

Operating income for our marine segment for the year ended December 31, 2022 was $9.8 million, compared to operating income of $5.8 million for the year ended December 31, 2021, an increase of $4.0 million. Excluding the impact of the sale of property in Tampa, Florida in the prior year, operating income was $9.8 million for the year ended December 31, 2022, compared to an operating loss of $0.6 million for the year ended December 31, 2021, an increase of $10.5 million. This increase in operating income was primarily due to the increase in revenue noted above, the impact from claims and unapproved change orders recognized related to work primarily incurred in previous periods, the gain on the disposal of excess equipment and the release of discretionary project bonuses, partially offset by the increase in SG&A expense noted above.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2022 were $409.1 million compared to $337.5 million for the year ended December 31, 2021, an increase of $71.6 million, or 21.2%. This increase was primarily driven by increased cubic yard production in light commercial projects.

Operating loss for our concrete segment for the year ended December 31, 2022 was $17.8 million, compared to $15.1 million for the year ended December 31, 2021, an increase in operating loss of $2.7 million. This increase in operating loss was primarily due to the decline in project profits due to write-downs on several projects in addition to unabsorbed indirect expenses related to additional project management labor expense, partially offset by the release of discretionary project bonuses.

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

Performance obligations are promises in a contract to transfer distinct goods or services to the customer and are the unit of account under Topic 606. Our contracts and related change orders typically represent a single performance obligation because individual goods and services are not separately identifiable and we provide a significantly integrated service. Revenue is recognized over time because control is continuously transferred to the customer. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the stand-alone selling price of each distinct good or service. Progress is measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. This method is used because management considers contract costs incurred to be the best available measure of progress on these contracts. These estimates are subject to uncertainties and require judgment. Estimates of contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance such as payroll taxes and insurance. General and administrative costs are charged to expense as incurred. Upfront costs, such as incurring costs to mobilize personnel and equipment prior to satisfying a performance obligation are capitalized and amortized over the contract performance period.

These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and reported revenue and are recognized in the period in which the revisions are determined. The effect of changes in estimates of contract revenue or contract costs is recognized as an adjustment to recognized revenue on a cumulative catch-up basis. When losses on uncompleted contracts are anticipated, the entire loss is recognized in the period in which such losses are determined. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

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

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At December 31, 2022, our working capital was $31.1 million, as compared with $36.2 million at December 31, 2021. As of December 31, 2022, we had unrestricted cash on hand of $3.8 million. Our borrowing capacity under our revolving credit facility at December 31, 2022 was approximately $6.0 million.

Our primary liquidity needs are to finance our working capital, fund capital expenditures, and pursue strategic acquisitions. Historically, our source of liquidity has been cash provided by our operating activities, sale of underutilized assets, and borrowings under our credit facilities. The assessment of the liquidity and going concern requires us to make estimates of future activity and judgments about whether we are compliant with financial covenant calculations under our debt and other agreements and have adequate liquidity to operate. Significant assumptions used in our forecasted model of liquidity include forecasted sales, costs, and capital expenditures; expected timing and proceeds of planned real estate transactions.

Going Concern

As described in Note 11 of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K, we had $35.0 million of outstanding indebtedness under our Credit Facility as of December 31, 2022 which matures on July 31, 2023. As of the date of these financial statements, our existing cash and cash equivalents are not sufficient to satisfy our operating cash needs for at least one year after the issuance of these financial statements.

To alleviate these conditions, we are engaged in a syndication process to refinance the outstanding debt. Based on the advanced nature of our discussions, the completion of substantial due diligence by potential lenders, agreement among the parties on key terms of a new credit facility, and the expected timeline for documentation and execution of a new credit agreement, Management believes it will successfully complete a refinancing transaction prior to the maturity of the current credit facility. Additionally, we are exploring sales of underutilized assets as a source of liquidity.

Our ability to continue as a going concern is dependent on our ability to successfully refinance the credit facility, sale of underutilized assets and continue operations in forthcoming reporting periods. As our refinancing activities are ongoing, there can be no assurances that we will be able to secure financing on terms that are acceptable to us or at all.

These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the financial statements that substantial doubt exists as those plans are not within the control of management. Our consolidated financial statements do not include adjustments, if any, that may arise from the outcome of this uncertainty.

There is an explanatory paragraph included in the report of our independent registered public accounting firm describing the uncertainty about our ability to continue as a going concern, which is considered an event of noncompliance under our Credit Facility. Management has obtained a consent with respect to the delivery of annual financial statements with an audit opinion unqualified as to going concern from the Credit Facility lenders, and we are compliant with the financial covenants of the credit agreement.

Please see “Risk Factors – Risk Factors Relating to Our Indebtedness and Financing Plans”.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31, 2022, 2021 and 2020:

	2022	2021	2020
Net (loss) income	$(12,612)	$(14,560)	$20,220
Adjustments to remove non-cash and non-operating items	27,413	22,726	26,338
Cash flow from net income after adjusting for non-cash and non-operating items	14,801	8,166	46,558
Change in operating assets and liabilities (working capital)	(5,236)	(8,097)	(526)
Cash flows provided by operating activities	$9,565	$69	$46,032
Cash flows (used in) provided by investing activities	$(9,704)	$10,629	$(3,129)
Cash flows(used in) provided by financing activities	$(8,370)	$6	$(42,400)

Capital expenditures (included in investing activities above)	$(14,584)	$(16,975)	$(14,694)

Operating Activities. During 2022, we generated approximately $9.6 million in cash from our operating activities. The net cash inflow is comprised of $14.8 million of cash inflows from net income, after adjusting for non-cash items and $5.2 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Consolidated Statements of Cash Flows, were primarily driven by a $4.7 million decrease in operating lease liabilities during the period and a $4.7 million outflow pursuant to the relative timing and significance of project progression and billings during the period, partially offset by a $4.1 million inflow related to an increase in our net position of accounts receivable and accounts payable plus accrued  liabilities during the period and $0.1 million of other cash inflows.

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

Investing Activities. Capital asset additions and betterments to our fleet were $14.6 million in 2022, as compared with $17.0 million and $14.7 million in 2021 and 2020, respectively. Proceeds from the sale of property and equipment were $4.9 million in 2022, as compared with $27.1 million and $5.9 million in in 2021 and 2020, respectively. The increase in proceeds from the sale of property and equipment for the year ended December 31, 2021 is primarily related to the sale of our property in Tampa, Florida.

Financing Activities.

During the year ended December 31, 2022, we drew down $24.0 million from our revolving line of credit. During the year ended December 31, 2022, we repaid $28.0 million on our revolving line of credit, had payments of $3.0 million on finance lease liabilities and incurred $0.7 million of loan costs related to the Ninth Amendment of the Credit Facility.

During the year ended December 31, 2021, we drew down $53.0 million from our revolving line of credit. During the year ended December 31, 2021, we repaid $19.0 million on our revolving line of credit.

During the year ended December 31, 2021, we fully extinguished the term loan portion of our Credit Facility, in part using proceeds from the sale of property in Tampa, Florida.  The extinguishment of the term loan reduced our exposure to variability in interest rates and eliminated future loan amortization payment commitments.  Concurrent with extinguishing the term loan, we canceled the remaining open position on our interest rate swap, resulting in a $1.3 million loss on the mark to market value of the swap at the date of termination.  The $1.3 million was paid to the counterparty, cleared from the balance sheet as an interest rate swap liability, removed from Other Comprehensive Income and charged to interest expense during the year ended December 31, 2021.  Further, the remaining $0.8 million of unamortized deferred debt issuance costs were charged to interest expense related to the early extinguishment of the term loan.   There were no penalties incurred related to early payment of the term loan.

During 2020, we drew down $10.0 million from our revolving line of credit. Additionally, we repaid $41.0 million on our revolving line of credit, as well as made the regularly scheduled debt payment on the term loan of $3.8 million and an additional principal paydown of $3.4 million with proceeds from the sale of equipment.

Sources of Capital

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	Consolidated Leverage Ratio

- Fiscal Quarter Ending December 31, 2022 and each Fiscal Quarter thereafter, maximum of 3.00 to 1.00

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

The Company was in compliance with all financial covenants as of December 31, 2022, with the reported consolidated leverage ratio of 2.38 to 1.00 and the reported consolidated fixed charge coverage ratio of 1.76 to 1.00.

See Note 11 of Notes to Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K for further discussion on the Company’s Debt.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At December 31, 2022, the capacity under our current bonding arrangement was at least $750 million, with approximately $175 million of projects being bonded. We are confident that our balance sheet and working capital position are sufficient to allow us to continue to access bonding capacity necessary to pursue and deliver projects.

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

Interest rate risk

At December 31, 2022, we had $35.0 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 9.91%. Based on the amounts outstanding under our credit facility as of December 31, 2022, a 100 basis-point increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.4 million.

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

Based on management’s evaluation with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, under the oversight of our principal executive officer and principal financial officer, and Audit Committee, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control - An Integrated Framework (“2013 Framework”). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance U.S. generally accepted accounting principles.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022. KPMG LLP’s report appears on page F-4 of this annual report on Form 10-K.

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

Item 9B.            OTHER INFORMATION

None.

Item 9C.            DISCLOSURE CONCERNING CERTAIN FOREIGN JURISDICTIONS THAT PREVENT

INSPECTIONS

Not applicable.

PART III

Item 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraphs (c) through (g) of Item 401 of Regulation S-K  and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2023.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position with the Company	Year Joined the Registrant
Austin J. Shanfelter	65	Chairman of the Board	2007
Thomas N. Amonett	79	Director	2007
Michael J. Caliel	63	Director	2019
Richard L. Daerr, Jr.	78	Director	2007
Margaret M. Foran	68	Director	2019
Quentin P. Smith, Jr.	71	Director	2022
Mary E. Sullivan	66	Director	2019
Travis J. Boone	49	President and Chief Executive Officer	2022
Scott Thanisch	52	Executive Vice President and Chief Financial Officer	2022
Peter R. Buchler	76	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2009

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

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2023.

Item 11.            EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2023.

Item 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2023.

Item 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2023.

Item 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2023.

PART IV

Item 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.Financial Statements

The Company’s Consolidated Financial Statements at December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.Financial Statement Schedule

The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2022 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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
4.1

Description of Registered Securities of Orion Group Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on February 28, 2020 (File No. 001-338911).

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

10.31

Ninth amendment, effective March 1, 2022, to the Credit Agreement dated as of August 5, 2015 among Orion Marine Group, Inc. as Borrower, Certain Subsidiaries of the Borrower Party Hereto From Time to Time, as Guarantors, the Lenders Party Hereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A. and BOKF, NA dba Bank of Texas, as Co-Syndication Agents. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2022 (File No. 001-33891)).

† 10.32

Consulting Agreement dated April 6, 2022 between Orion Group Holdings, Inc. and Mark R. Stauffer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2022 (File No. 001-33891)).

Exhibit Number	Description
† 10.33

Separation and General Release Agreement dated April 6, 2022 between Orion Group Holdings, Inc. and Mark R. Stauffer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2022)(File No. 001-33891)).

† 10.34

2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2022 (File No. 001-33891)).

† 10.35

Employment Offer Letter dated August 15, 2022 between Orion Group Holdings, Inc. and Travis J. Boone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2022 (File No. 001-33891)).

† 10.36

Employment Offer Letter dated August 29, 2022 between Orion Group Holdings, Inc. and Gordon Scott Thanisch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2022 (File No. 001-33891)).

10.37

Consent Letter dated March 14, 2023, by and between Orion Marine Group, Inc. as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders Party thereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A. and BOKF, NA dba Bank of Texas, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2023 (File No. 001-33891)).

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

Item 16.            FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

March 16, 2023	By:	/s/ Travis J. Boone
Travis J. Boone President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Travis J. Boone	President, Chief Executive Officer and	March 16, 2023
Travis J. Boone	Director

/s/ Scott Thanisch	Chief Financial Officer	March 16, 2023
Scott Thanisch

/s/ Austin J. Shanfelter	Chairman of the Board	March 16, 2023
Austin J. Shanfelter

/s/ Thomas N. Amonett	Director	March 16, 2023
Thomas N. Amonett

/s/ Michael J. Caliel	Director	March 16, 2023
Michael J. Caliel

/s/ Richard L. Daerr, Jr.	Director	March 16, 2023
Richard L. Daerr, Jr.

/s/ Margaret M. Foran	Director	March 16, 2023
Margaret M. Foran

/s/ Quentin P. Smith, Jr.	Director	March 16, 2023
Quentin P. Smith, Jr.

/s/ Mary E. Sullivan	Director	March 16, 2023
Mary E. Sullivan

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and does not have sufficient liquidity to meet its Credit Facility obligations as they come due. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of estimated costs at completion and variable consideration for certain long-term, fixed-priced construction contracts

As discussed in Note 3 to the consolidated financial statements, contract revenue is recognized over time because control of the promised goods and services is continually transferred to the customer.  Progress is measured by the percentage of actual costs incurred to date to the total estimated costs at completion. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance. The Company estimates variable consideration related to claims and unapproved change orders based on the most likely amount to which it expects to be entitled. The Company reported contract revenues of $748.3 million for the year-ended December 31, 2022, which included revenue related to long-term, fixed price construction contracts.

We identified the evaluation of estimated costs at completion and variable consideration for certain long-term, fixed-priced construction contracts in the Marine segment as a critical audit matter. Evaluating the Company’s estimated costs at completion for contracts in progress involved subjective auditor judgment given the variability and estimation uncertainty associated with costs of material and labor to be incurred over a long-term contract period. Additionally, evaluating the estimates of variable consideration involved subjective auditor judgment given the uncertainty in determining the costs the Company is entitled to recover under the contract.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over the estimation of costs to complete and variable consideration for certain long-term, fixed-priced construction contracts. We evaluated the Company’s ability to estimate these amounts by comparing the Company’s previous estimates to actual results. We evaluated estimated costs at completion for certain in-progress contracts by:

●	inspecting contractual documents with customers
●	conducting interviews with and reviewing questionnaires prepared by project personnel to gain an understanding of the status, risks, and uncertainties of projects
●	analyzing a selection of costs in the estimated costs at completion, including the cost of labor, materials, and subcontracts, as applicable, by comparing amounts to purchase orders, costs incurred to date on the project, and costs incurred on similar projects.

We evaluated variable consideration for a certain contract by:

●	comparing a selection of costs underlying the claims and unapproved change orders to supporting documentation, including contractual documents and correspondence between the Company and the customer
●	assessing management’s determination of the most likely amount to which it expects to be entitled by comparing it to the Company’s historical experience with similar claims and unapproved change orders

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Houston, Texas
March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Orion Group Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Houston, Texas
March 16, 2023

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,784	$12,293
Accounts receivable:
Trade, net of allowance for credit losses of $606 and $323, respectively	106,758	88,173
Retainage	50,873	41,379
Income taxes receivable	402	405
Other current	3,526	17,585
Inventory	2,862	1,428
Contract assets	43,903	28,529
Prepaid expenses and other	8,229	8,142
Total current assets	220,337	197,934
Property and equipment, net of depreciation	100,977	106,654
Operating lease right-of-use assets, net of amortization	14,978	14,686
Financing lease right-of-use assets, net of amortization	15,839	14,561
Inventory, non-current	5,469	5,418
Intangible assets, net of amortization	7,317	8,556
Deferred income tax asset	70	41
Other non-current	2,168	3,900
Total assets	$367,155	$351,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$34,956	$39,141
Accounts payable:
Trade	87,605	48,217
Retainage	1,198	923
Accrued liabilities	18,466	38,594
Income taxes payable	522	601
Contract liabilities	37,720	26,998
Current portion of operating lease liabilities	4,738	3,857
Current portion of financing lease liabilities	4,031	3,406
Total current liabilities	189,236	161,737
Long-term debt, net of debt issuance costs	716	259
Operating lease liabilities	11,018	11,637
Financing lease liabilities	11,102	10,908
Other long-term liabilities	17,072	18,942
Deferred income tax liability	211	169
Total liabilities	229,355	203,652
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 32,770,550 and 31,712,457 issued; 32,059,319 and 31,001,226 outstanding at December 31, 2022 and December 31, 2021, respectively	328	317
Treasury stock, 711,231 shares, at cost, as of December 31, 2022 and December 31, 2021, respectively	(6,540)	(6,540)
Additional paid-in capital	188,184	185,881
Retained loss	(44,172)	(31,560)
Total stockholders’ equity	137,800	148,098
Total liabilities and stockholders’ equity	$367,155	$351,750

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2022	2021	2020
Contract revenues	$748,322	$601,360	$709,942
Costs of contract revenues	697,580	560,393	625,239
Gross profit	50,742	40,967	84,703
Selling, general and administrative expenses	62,503	60,181	65,091
Amortization of intangible assets	1,239	1,521	2,070
Gain on disposal of assets, net	(4,970)	(11,418)	(9,044)
Operating (loss) income	(8,030)	(9,317)	26,586
Other (expense) income:
Other income	199	199	347
Interest income	104	136	183
Interest expense	(4,456)	(5,076)	(4,920)
Other expense, net	(4,153)	(4,741)	(4,390)
(Loss) income before income taxes	(12,183)	(14,058)	22,196
Income tax expense	429	502	1,976
Net (loss) income	$(12,612)	$(14,560)	$20,220

Basic (loss) earnings per share	$(0.40)	$(0.47)	$0.67
Diluted (loss) earnings per share	$(0.40)	$(0.47)	$0.67
Shares used to compute (loss) income per share:
Basic	31,402,328	30,763,527	30,122,362
Diluted	31,402,328	30,763,527	30,122,362

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Year ended December 31,
	2022	2021	2020
Net (loss) income	$(12,612)	$(14,560)	$20,220
Change in fair value of cash flow hedge, net of tax expense of $368 and tax benefit of $128 for the years ended December 31, 2021 and 2020, respectively	—	1,234	(429)
Total comprehensive (loss) income	$(12,612)	$(13,326)	$19,791

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, January 1, 2020	30,303,395	$303	(711,231)	$(6,540)	$(1,045)	$182,523	$(37,220)	$138,021
Stock-based compensation	—	—	—	—	—	1,998	—	1,998
Issuance of restricted stock	1,038,044	10	—	—	—	(10)	—	—
Forfeiture of restricted stock	(107,383)	—	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(62,252)	(1)	—	—	—	(187)	—	(188)
Cash flow hedge	—	—	—	—	(557)	—	—	(557)
Net income	—	—	—	—	—	—	20,220	20,220
Balance, December 31, 2020	31,171,804	$312	(711,231)	$(6,540)	$(1,602)	$184,324	$(17,000)	$159,494
Stock-based compensation	—	—	—	—	—	2,401	—	2,401
Exercise of stock options	28,546	—	—	—	—	110		110
Issuance of restricted stock	916,531	9	—	—	—	(9)	—	—
Forfeiture of restricted stock	(234,232)	(2)	—	—	—	2	—	—
Payments related to tax withholding for share-based compensation	(170,192)	(2)	—	—	—	(947)	—	(949)
Cash flow hedge	—	—	—	—	1,602	—	—	1,602
Net loss	—	—	—	—	—	—	(14,560)	(14,560)
Balance, December 31, 2021	31,712,457	$317	(711,231)	$(6,540)	$—	$185,881	$(31,560)	$148,098
Stock-based compensation	—	—	—	—	—	2,754	—	2,754
Issuance of restricted stock	1,603,434	16	—	—	—	(16)	—	—
Forfeiture of restricted stock	(382,480)	(4)	—	—	—	4	—	—
Payments related to tax withholding for share-based compensation	(162,861)	(1)	—	—	—	(439)	—	(440)
Net loss	—	—	—	—	—	—	(12,612)	(12,612)
Balance, December 31, 2022	32,770,550	$328	(711,231)	$(6,540)	$—	$188,184	$(44,172)	$137,800

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(12,612)	$(14,560)	$20,220
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Operating activities:
Depreciation and amortization	20,915	22,608	23,893
Amortization of ROU operating leases	4,813	5,102	5,874
Amortization of ROU finance leases	3,142	2,822	3,324
Write-off of debt issuance costs upon debt modification	—	790	—
Amortization of deferred debt issuance costs	424	430	763
Deferred income taxes	13	(9)	17
Stock-based compensation	2,754	2,401	1,998
Gain on disposal of assets, net	(4,970)	(11,418)	(6,185)
Gain on involuntary disposition of assets, net	—	—	(2,859)
Allowance for credit losses	322	—	(487)
Change in operating assets and liabilities:
Accounts receivable	(28,660)	4,703	23,587
Income tax receivable	3	14	543
Inventory	(1,485)	371	148
Prepaid expenses and other	1,645	143	(1,070)
Contract assets	(15,374)	3,742	9,118
Accounts payable	39,370	589	(22,015)
Accrued liabilities	(6,630)	(6,544)	11,092
Operating lease liabilities	(4,748)	(4,940)	(5,399)
Income tax payable	(79)	(38)	(884)
Contract liabilities	10,722	(6,137)	(15,646)
Net cash provided by operating activities	9,565	69	46,032
Cash flows from investing activities:
Proceeds from sale of property and equipment	4,880	27,164	5,944
Purchase of property and equipment	(14,584)	(16,975)	(14,694)
Contributions to CSV life insurance	—	—	(99)
Insurance claim proceeds related to property and equipment	—	440	5,720
Net cash (used in) provided by investing activities	(9,704)	10,629	(3,129)
Cash flows from financing activities:
Borrowings on credit	24,000	53,000	10,000
Payments made on borrowings on credit	(28,274)	(49,120)	(48,204)
Proceeds from sale-leaseback arrangement	—	—	—
Loan costs from Credit Facility	(664)	—	(389)
Payments of finance lease liabilities	(2,992)	(3,035)	(3,619)
Payments related to tax withholding for share-based compensation	(440)	(949)	(188)
Exercise of stock options	—	110	—
Net cash (used in) provided by financing activities	(8,370)	6	(42,400)
Net change in cash, cash equivalents and restricted cash	(8,509)	10,704	503
Cash, cash equivalents and restricted cash at beginning of period	12,293	1,589	1,086
Cash, cash equivalents and restricted cash at end of period	$3,784	$12,293	$1,589

Cash paid during the period for:
Interest	$2,923	$2,423	$3,187
Taxes, net of refunds	$533	$568	$2,174

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

(Tabular Amounts in thousands, Except Share and per Share Amounts)

1.Description of Business and Basis of Presentation

Description of Business

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the “Company”), provide a broad range of specialty construction services in the infrastructure, industrial, and building sectors of the continental United States, Alaska, Canada and the Caribbean Basin. The Company’s marine segment services the infrastructure sector through marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design, and specialty services. Its concrete segment services the building sector by providing turnkey concrete construction services including place and finish, site preparation, layout, forming, and rebar placement for large commercial, structural and other associated business areas. The Company is headquartered in Houston, Texas with offices throughout its operating areas.

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

Basis of Presentation

These consolidated financial statements include the accounts of the parent company, Orion Group Holdings, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. GAAP on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company has sustained operating losses for the years ended December 31, 2022 and 2021. The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company is compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate. Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, and capital expenditures; expected timing and proceeds of planned real estate transactions. Also as described in Note 11, the Company had $35.0 million of outstanding indebtedness under its Credit Facility as of December 31, 2022 which matures on July 31, 2023.  As of the date of these financial statements, the Company’s existing cash and cash equivalents are not sufficient to satisfy the Company’s operating cash needs for at least one year after the issuance of these financial statements.

To alleviate these conditions, the Company is engaged in a syndication process to refinance the outstanding debt. Based on the advanced nature of our discussions, the completion of substantial due diligence by potential lenders, agreement among the parties on key terms of a new credit facility, and the expected timeline for documentation and execution of a new credit agreement, Management believes it will successfully complete a refinancing transaction prior to the maturity of the current credit facility. Additionally, the Company is exploring sales of underutilized assets as a source of liquidity.

The Company’s ability to continue as a going concern is dependent upon obtaining sufficient liquidity to repay its existing credit facility through a combination of proceeds from new debt, proceeds from the sale of underutilized assets, and operating cash flow. As the Company’s refinancing activities are ongoing, there can be no assurances that the Company will be able to secure financing on terms that are acceptable to the Company or at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. While management has developed and is in process to implement plans that management believes could alleviate in the future the substantial doubt that was raised, management concluded at the date of the issuance of the financial statements that substantial doubt exists as those plans are not within the control of management. The Company’s consolidated financial statements do not include adjustments, if any, that may arise from the outcome of this uncertainty.

There is an explanatory paragraph included in the report of the Company’s independent registered public accounting firm describing the uncertainty about the Company’s ability to continue as a going concern, which is considered an event of noncompliance under the Company’s Credit Facility. Management has obtained a consent with respect to the delivery of annual financial statements with an audit opinion unqualified as to going concern from the Credit Facility lenders, and the Company is compliant with the financial covenants of the credit agreement.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at December 31, 2022 and December 31, 2021 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company had significant investments in billed and unbilled receivables as of December 31, 2022 and December 31, 2021. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk receivables identified by management are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than the carrying value. As of December 31, 2022 and December 31, 2021, the Company had recorded an allowance for credit losses of $0.6 million and $0.3 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at December 31, 2022 totaled $50.9 million, of which $4.9 million is expected to be collected beyond December 31, 2023. Retainage at December 31, 2021 totaled $41.4 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of December 31, 2022 or December 31, 2021.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There was $0.8 million of assets classified as held for sale as of December 31, 2022 included in prepaid expenses and other in the Company’s Consolidated Balance Sheets. There was no assets classified as held for sale as of December 31, 2021.

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

The total accrual for insurance claims liabilities was $5.8 million and $19.8 million at December 31, 2022 and December 31, 2021, respectively, reflected as a component of accrued liabilities in the consolidated balance sheet. The total accrual for insurance claims receivable was none and $13.3 million at December 31, 2022 and December 31, 2021, respectively, reflected as a component of other current accounts receivable in the consolidated balance sheet.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Year ended December 31,
	2022	2021	2020
Marine Segment
Construction	$239,656	$169,554	$272,870
Dredging	85,414	80,831	106,647
Specialty Services	14,143	13,530	8,656
Marine segment contract revenues	$339,213	$263,915	$388,173

Concrete Segment
Structural	$57,425	$58,420	$85,904
Light Commercial	351,684	279,018	235,835
Other	—	7	30
Concrete segment contract revenues	$409,109	$337,445	$321,769

Total contract revenues	$748,322	$601,360	$709,942

The Company has determined that it has two reportable segments pursuant to FASB ASC Topic 280, Segment Reporting, but has disaggregated its contract revenues in the above chart in terms of services provided within such segments. In making this determination, the Company considered the similar characteristics of its operations as discussed in Note 1. Additionally, as discussed, both the marine and concrete segments have limited contracts with multiple performance obligations. The Company’s contracts are often estimated and bid as one project and evaluated as to performance as one project, not by individual services performed by each. Both the marine and concrete segments have a single individual responsible for managing the entire segment, not by service lines of the segments. Resources are allocated by segment and financial and budgetary information is compiled and reviewed by segment, not service line.

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

The table below presents the concentrations of current receivables (trade and retainage) at December 31, 2022 and December 31, 2021, respectively:

	December 31, 2022		December 31, 2021
Federal Government	$4,612	3%	$6,563	5%
State Governments	3,111	2%	61	-%
Local Governments	16,197	10%	11,923	9%
Private Companies	134,317	85%	111,328	86%
Gross receivables	158,237	100%	129,875	100%
Allowance for credit losses	(606)		(323)
Net receivables	$157,631		$129,552

At December 31, 2022 and 2021, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the years ended December 31, 2022, 2021 and 2020.

	2022	%	2021	%	2020	%
Federal Government	$80,116	11%	$54,480	9%	$51,793	7%
State Governments	62,516	8%	4,790	1%	27,574	4%
Local Government	125,015	17%	120,311	20%	202,839	29%
Private Companies	480,675	64%	421,779	70%	427,736	60%
Total contract revenues	$748,322	100%	$601,360	100%	$709,942	100%

In the year ended December 31, 2020 one customer in the Local Governments category accounted for 11.4% of total contract revenues. In the years ended December 31, 2022 and 2021, no single customer exceeded 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 0.9%, 0.5% and 1.8% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively, and were primarily located in the Caribbean Basin and Mexico.

5.Contracts in Progress

Contracts in progress are as follows as of December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
Costs incurred on uncompleted contracts	$1,251,853	$1,138,298
Estimated earnings	180,705	168,861
	1,432,558	1,307,159
Less: Billings to date	(1,426,375)	(1,305,628)
	$6,183	$1,531
Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$43,903	$28,529
Contract liabilities	(37,720)	(26,998)
	$6,183	$1,531

Included in contract assets is approximately $13.4 million and $3.8 million at December 31, 2022 and December 31, 2021, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of December 31, 2022, the aggregate amount of the remaining performance obligations was approximately $448.8 million. Of this amount, the current expectation of the Company is that it will recognize $396.2 million, or 88%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment as of December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
Automobiles and trucks	$2,232	$2,337
Building and improvements	36,952	34,796
Construction equipment	130,660	137,786
Vessels and other equipment	91,495	82,455
Office equipment	6,885	6,430
	268,224	263,804
Less: Accumulated depreciation	(195,948)	(191,542)
Net book value of depreciable assets	72,276	72,262
Construction in progress	816	6,507
Land	27,885	27,885
	$100,977	$106,654

During the year ended December 31, 2021 the Company sold its land, building and improvements located in Tampa, Florida. The book value of the assets and related accumulated depreciation have been removed from the balance sheet and the Company recognized a net gain on the sale of $6.7 million.

For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $19.7 million, $21.1. million and $21.8. million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s consolidated financial statements for further discussion of property and equipment.

7.Other Current Accounts Receivable

Other current accounts receivable at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Insurance claims receivable	$—	$13,273
Accident loss receivables	1,328	3,760
Vendor receivables	807	118
Purchase incentive receivable	695	—
Bond premium dividend receivable	391	385
Other current accounts receivable	305	49
Total other current accounts receivable	$3,526	$17,585

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and December 31, 2021:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash surrender value of life insurance policy	$1,811	—	1,811	—
December 31, 2021
Assets:
Cash surrender value of life insurance policy	$2,813	—	2,813	—

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of December 31, 2022. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at December 31, 2022 and 2021 approximated its carrying value of $35.7. million and $39.4 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Intangible Assets

Intangible assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	December 31,	December 31,
	2022	2021
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(33,576)	$(32,055)
Current year amortization	(1,239)	(1,521)
Total accumulated amortization	(34,815)	(33,576)

Net finite-lived intangible assets, end of period	$425	1,664
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$7,317	$8,556

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the years ended December 31, 2022, 2021 and 2020, $1.2 million, $1.5 million and $2.1 million, respectively, of amortization expense was recognized for these assets. In 2022 and 2021, the Company evaluated the useful lives of these finite-lived intangible assets and no change was needed.

Future expense remaining of approximately $0.4 million will be amortized as follows:

2023	388
2024	37
$425

The annual impairment test for both 2022 and 2021 concluded that the fair value of the Company’s infinite-lived trade name was in excess of the carrying value, therefore no impairment was recorded in each respective year.

10.Accrued Liabilities

Accrued liabilities as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Accrued salaries, wages and benefits	$7,605	$9,879
Accrued liabilities expected to be covered by insurance	5,757	19,818
Sales taxes	1,737	5,113
Property taxes	522	1,047
Sale-leaseback arrangement	813	743
Accounting and audit fees	222	413
Interest	60	23
Other accrued expenses	1,750	1,558
Total accrued liabilities	$18,466	$38,594

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

The yearly weighted average interest rate for the Credit Facility as of December 31, 2022 was 6.23%.

The Company’s obligations under debt arrangements consisted of the following:

	December 31, 2022			December 31, 2021
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Revolving line of credit	$35,000	$(327)	$34,673	$39,000	$—	$39,000
Other debt	283	—	283	141	—	141
Total current debt	35,283	(327)	34,956	39,141	—	39,141
Other debt	716	—	716	259	—	259
Total long-term debt	716	—	716	259	—	259
Total debt	$35,999	$(327)	$35,672	$39,400	$—	$39,400
(1)	Total debt issuance costs, include underwriter fees, legal fees and syndication fees and fees related to the execution of the Ninth Amendment to the Credit Agreement.

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

As of December 31, 2022, the Company had $35.0 million of borrowings under the revolving line of credit. There were $1.5 million in outstanding letters of credit as of December 31, 2022, which reduced the maximum borrowing availability on the revolving line of credit to $6.0 million. During the year ended December 31, 2022, the Company drew down $24.0 million for general corporate purposes and made payments of $28.0 million on the revolving line of credit which resulted in a net decrease of $4.0 million.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of December 31, 2022, the carrying value of this debt was $1.0 million. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Consolidated Balance Sheets.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

•	Consolidated Leverage Ratio

- Fiscal Quarter Ending December 31, 2022 and each Fiscal Quarter thereafter, maximum of 3.00 to 1.00

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

The Company was in compliance with all financial covenants as of December 31, 2022, with the reported consolidated leverage ratio of 2.38 to 1.00 and the reported consolidated fixed charge coverage ratio of 1.76 to 1.00.

Management has obtained a consent with respect to the delivery of its annual financial statements with an audit opinion unqualified as to going concern from the Credit Facility lenders, and at the date of this filing is negotiating a new credit facility.

12.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Sale-leaseback arrangement	$15,156	$15,969
Deferred compensation	1,639	2,759
Accrued liabilities expected to be covered by insurance	277	214
Total other long-term liabilities	$17,072	$18,942

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

13.Income Taxes

The following table presents the components of our consolidated income tax expense for the years ended December 31, 2022, 2021 and 2020:

	Current	Deferred	Total
Year ended December 31, 2022
U.S. Federal	$—	$—	$—
State and local	449	$(29)	420
Foreign	(34)	43	9
	$415	$14	$429
Year ended December 31, 2021
U.S. Federal	$—	$—	$—
State and local	243	(20)	223
Foreign	268	11	279
	$511	$(9)	$502
Year ended December 31, 2020
U.S. Federal	$—	$—	$—
State and local	589	13	602
Foreign	1,370	4	1,374
	$1,959	$17	$1,976

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2022	2021	2020
Statutory amount	$(2,558)	$(2,952)	$4,662
Valuation allowance on foreign tax credits	(136)	186	1,344
State income tax, net of federal benefit	251	44	792
Permanent differences, other	185	303	558
Permanent differences, stock compensation	217	(262)	328
Valuation allowance, other	2,251	3,108	(5,795)
Other	219	75	87
Consolidated income tax provision	$429	$502	$1,976
Consolidated effective tax rate	(3.5)%	(3.6)%	8.9%

In the year ended 2022, the Company’s effective tax rate differed from the statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

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

Deferred Taxes

The Company’s deferred tax assets and liabilities are as follows:

	Long Term
	As of December 31,
	2022	2021
Assets related to:
Accrued liabilities	$1,320	$1,568
Intangible assets	2,161	2,510
Net operating loss carryforward	16,699	11,966
Stock-based compensation	276	326
Foreign tax credits	3,831	3,968
Goodwill	4,328	5,249
Leases	9,018	8,772
Other	2,301	2,040
Total gross deferred tax assets	39,934	36,399
Less valuation allowance	(17,557)	(15,443)
Total net deferred tax assets	22,377	20,956
Liabilities related to:
Depreciation and amortization	(22,362)	(20,700)
Other	(156)	(384)
Total deferred tax liabilities	(22,518)	(21,084)
Net deferred tax liabilities	$(141)	$(128)

The Company has net operating loss carryforwards for federal income tax purposes of $51.3 million as of December 31, 2022, which are available to reduce future taxable income. The Company’s federal net operating losses arose after the 2017 tax year and can be carried forward for an indefinite period of time but are limited to offset 80% of taxable income in any given year. The Company has state net operating losses of $132.0 million that expire beginning in 2027. A portion of the state losses that arose after the 2017 tax year may be carried forward indefinitely. Additionally, the Company has foreign tax credits of $3.8 million that can be carried forward for up to ten years. The Company has foreign tax credits that will expire next year.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. According to ASC subtopic 740-10, the Company’s history of losses is a significant piece of objective evidence. This objective evidence is weighed more heavily than the Company’s subjective positive evidence such as our estimated future taxable income and growth. Therefore, as of December 31, 2022, the Company continues to maintain a valuation allowance of $17.6 million. This valuation allowance increased by $2.2 million during the year ended December 31, 2022 primarily to offset net operating losses generated during the current period.

Uncertain Tax Benefits

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states and foreign jurisdictions. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2013-2021. As of December 31, 2022, the Company has recorded unrecognized tax benefits of $1.6 million for any uncertain tax positions. The Company does not expect that unrecognized tax benefits as of December 31, 2022 for certain federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable.

The change in the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the years ended December 31, 2022 and 2021 are reconciled in the table below:

	2022	2021
Balance at beginning of the year	$1,614	$1,614
Additions based on tax position related to current year	—	—
Additions based on tax positions related to prior years	—	—
Reductions based on tax positions related to current year	—	—
Reductions based on tax positions related to prior years	—	—
Settlements with tax authorities	—	—
Lapse of statute of limitations	—	—
Balance at end of the year	$1,614	$1,614

The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2022, 2021 and 2020. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with U.S. GAAP.

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2023.

14.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the years ended December 31, 2022, 2021 and 2020, the Company had 490,678, 831,077, and 1,159,440, securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the years ended December 31, 2022, 2021 and 2020. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Year ended December 31,
	2022	2021	2020
Basic:
Weighted average shares outstanding	31,402,328	30,763,527	30,122,362
Diluted:
Total basic weighted average shares outstanding	31,402,328	30,763,527	30,122,362
Effect of potentially dilutive securities:
Common stock options	—	—	—
Total weighted average shares outstanding assuming dilution	31,402,328	30,763,527	30,122,362

15.Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s stock incentive plans, which include the balance of shares remaining under the 2022 Long Term Incentive Plan (the “2022 LTIP”), which was approved by shareholders in May of 2022 and authorized 2,175,000 shares, the maximum aggregate number to be issued, plus any shares available for grant under prior long term incentive plans as of the date the 2022 LTIP was approved, and any shares subject to awards granted under the prior plans that expire or are cancelled, forfeited, exchanged, settled in cash or otherwise terminated. In general, the Company’s 2022 LTIP provides for grants of restricted stock, performance based awards and stock options to be issued with a per-share price not less than the fair market value of a share of common stock on the date of grant. Option terms are specified at each grant date but generally are 10 years from the date of issuance. Options generally vest over a three to five-year period.

Restricted Stock

The following table summarizes the restricted stock activity under the Company’s equity incentive plans:

		Weighted
	Number	Average
	of	Fair Value
	Shares	Per Share
Nonvested at January 1, 2020	516,572	$4.29
Granted	1,038,044	$2.76
Vested	(496,797)	$2.87
Forfeited shares	(107,383)	$7.13
Nonvested at December 31, 2020	950,436	$3.04
Granted	916,531	$4.58
Vested	(690,676)	$3.43
Forfeited shares	(234,232)	$4.22
Nonvested at December 31, 2021	942,059	$3.97
Granted	1,603,434	$2.73
Vested	(806,241)	$2.90
Forfeited shares	(382,480)	$4.60
Nonvested at December 31, 2022	1,356,772	$2.96

In January 2022, the Company granted an independent director 8,929 shares of restricted common stock, which vested immediately on the date of grant and had a fair value on the date of grant of $3.36 per share.

In May 2022, independent directors as well as Mr. Austin J. Shanfelter, the Company’s Executive Chairman, Interim Chief Executive Officer and Interim Chief Financial Officer, were awarded an aggregate of 623,655 shares of restricted common stock. The total number included 193,548 shares, which were awarded to the six independent directors and vested immediately on the date of the grant, as well as 430,107 shares of time-vested restricted stock units awarded to Mr. Shanfelter. In September 2022, 179,211 of the time-vested restricted stock units cliff vested and were settled in stock as a result of Mr. Shanfelter fulfilling his term as Interim Chief Executive Officer. In March 2023, the remaining 250,896 time-vested restricted stock units cliff vested and were settled in stock as a result of Mr. Shanfelter fulfilling his term as Executive Chairman. The fair value on the date of the grant of all shares awarded in May 2022 was $2.79 per share.

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

In November 2022, the Company granted an executive of the Company 64,935 shares of restricted common stock, which vested immediately on the date of grant. The fair value of all shares awarded on the date of grant was $2.31 per share.

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

Stock Options

The following table summarizes the stock option activity under the Company’s equity incentive plans:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of	Price	Life	Intrinsic
	Shares	Per Share	(Years)	Value
Outstanding at January 1, 2020	1,464,766	$7.41
Forfeited	(542,151)	$7.94
Outstanding at December 31, 2020	922,615	$7.10
Exercised	(28,546)	3.86
Forfeited	(169,365)	$6.32
Outstanding at December 31, 2021	724,704	$7.41
Forfeited	(421,375)	$7.49
Outstanding at December 31, 2022	303,329	$7.29

Vested and expected to vest at December 31, 2022	303,329	$7.29	3.18	$—
Exercisable at December 31, 2022	303,329	$7.29	3.18	$—

For years ended December 31, 2022, 2021 and 2020, compensation expense related to stock based awards outstanding for the periods was $2.8 million, $2.4 million and $2.0 million, respectively. The Company applies a 3.2% and 5.5% forfeiture rate, which gets compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis. For the years ended December 31, 2022, 2021 and 2020, payments related to tax withholding for share-based compensation for certain officers of the Company were approximately $0.4 million, $0.9 million and $0.2 million, respectively.

In the year ended December 31, 2021, the Company received proceeds of approximately $0.1 million upon the exercise of 28,546 options. In the years ended December 31, 2022 and December 31, 2020, no stock options were exercised.

As of December 31, 2022, total unrecognized compensation expense related to unvested stock was approximately $3.1 million, which is expected to be recognized over a period of approximately 2.3 years.

	2022	2021	2020
Total intrinsic value of options exercised	$—	$50	$—
Total fair value of shares vested	$—	$93	$329

16.Employee Benefits

All of the Company’s marine segment employees except the Associate Divers, the Associate Tugmasters, and union employees in the Pacific Northwest, are eligible to participate in the Company’s 401(k) Retirement Plan after completing six months of service. Each participant may contribute between 1% and 80% of eligible compensation on a pre-tax basis, up to the annual IRS limit. The Company matches 100% on the first 2% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a four-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2022, 2021 and 2020 the Company contributed $1.4 million, $1.4 million and $1.2 million, respectively to the Plan.

All of the Company’s concrete segment employees except Leads, Helpers, Laborers, Finishers, Formsetters, Carpenters, Rodbusters, Patchmen, Equipment Operators, Field Engineering Trainees and certain Highly Compensated Employees are eligible to participate in the AGC Southwest Chapters 401(k) Retirement Plan, a multiple employer plan, after completing three months of service. Each participant may contribute up to the annual IRS limit. The Company matches 50% on the first 6% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Employer matching contributions vest over a five-year period. At its discretion, the Company may make additional matching and profit-sharing contributions. During the year ended December 31, 2022, 2021 and 2020, the Company contributed $1.0 million, $0.9 million and less than $0.1 million, respectively.

The Company contributes to several multi-employer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;
●	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
●	If the Company chooses to stop participating in its multi-employer plans, it may be required to pay a withdrawal liability based on the underfunded status of the plan.

The following table presents the Company’s participation in these plans:

		Pension Protection							Expiration
		Act ("PPA")							of
	Employer	Certified Zone Status		FIP/RP					Collective
	Identification	(1)		Status	Contributions			Surcharge	Bargaining
Pension Trust Fund	Number	2022	2021	P/I (2)	2022	2021	2020	Imposed	Agreement
International Union of Operating Engineers - Employers Construction Industry Retirement Plan - Local 302 and 612 Trust Funds	91-6028571	Green	Green	N/A	$1,289	$1,297	$2,480	—	2024
Washington Laborers	91-6022315	Green	Green	N/A	$106	$244	$236	—	2024
Carpenters Retirement Plan of Western Washington	91-6029051	Green	Green	N/A	$1,717	$1,700	$1,898	—	2024
Cement Masons & Plasterers Trust Funds	91-6066773	N/A	Green	N/A	$—	$32	$39	—	N/A
Western Conference of Teamsters Pension Trust Fund	91-6145047	Green	Green	N/A	$44	$44	$15	—	2024
Alaska Carpenters Trust Fund	92-0120866	N/A	N/A	N/A	$—	$—	$271	—	N/A
Alaska Laborers Trust Fund	91-6028298	N/A	N/A	N/A	$—	$—	$226	—	N/A
(1)	The most recent PPA zone status available in 2022 and 2021 is for the plan’s year end during 2021 and 2020, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)	The FIP/RP Status P/I column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending ("P"), or implemented ("I").

There are currently no plans to withdraw from any of the multi-employer plans in which the Company participates.

17.Commitments and Contingencies

The Company is involved in various legal and other proceedings which are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company’s financial condition, results of operations or cash flows. Management believes that it has recorded adequate accrued liabilities and believes that it has adequate insurance coverage or has meritorious defenses for these claims and contingencies.

18.Segment Information

The Company currently operates in two reportable segments: marine and concrete. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments.

Segment information for the periods presented is provided as follows:

	Year Ended December 31,
	2022	2021	2020
Marine
Contract revenues	$339,213	$263,915		$388,173
Operating income	9,787	5,760		29,815
Depreciation and amortization expense	(16,592)	(17,287)		(18,369)

Total assets	$239,369	$236,773	$
Property and equipment, net	91,390	93,383

Concrete
Contract revenues	$409,109	$337,445		$321,769
Operating loss	(17,817)	(15,077)		(3,229)
Depreciation and amortization expense	(7,465)	(8,143)		(8,848)

Total assets	$127,786	$114,977	$
Property and equipment, net	9,587	13,271

There was $0.2 million in intersegment revenues between the Company’s two reportable segments for the year ended December 31, 2022. There was less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the year ended December 31, 2021. The marine segment had foreign revenues of $6.7 million and $2.9. million, respectively, for the years ended December 31, 2022 and 2021. These revenues are derived from projects in the Caribbean Basin and Mexico and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

19.Leases

The Company has operating and finance leases for office space, equipment and vehicles. Leases recorded on the balance sheet consists of the following:

	December 31,	December 31,
Leases	2022	2021
Assets
Operating lease right-of-use assets, net (1)	$14,978	$14,686
Financing lease right-of-use assets, net (2)	15,839	14,561
Total assets	$30,817	$29,247
Liabilities
Current
Operating	$4,738	$3,857
Financing	4,031	3,406
Total current	8,769	7,263
Noncurrent
Operating	11,018	11,637
Financing	11,102	10,908
Total noncurrent	22,120	22,545
Total liabilities	$30,889	$29,808
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $10.5 million and $9.5 million as of December 31, 2022 and 2021, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $5.1 million and $2.7 million as of December 31, 2022 and 2021, respectively.

Other information related to lease term and discount rate is as follows:

	December 31,	December 31,
	2022	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	3.90	4.90
Financing leases	4.36	4.70
Weighted Average Discount Rate
Operating leases	4.86%	4.75%
Financing leases	5.62%	4.28%

The components of lease expense are as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease costs:
Operating lease cost	$5,012	$5,814	$6,430
Short-term lease cost (1)	1,754	1,607	3,871
Financing lease costs:
Interest on lease liabilities	767	491	548
Amortization of right-of-use assets	3,142	2,822	3,324
Total lease cost	$10,675	$10,734	$14,173
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,966	$5,666	$6,262
Operating cash flows for finance leases	$767	$491	$548
Financing cash flows for finance leases	$2,992	$3,035	$3,619
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$6,740	$1,567	$7,829
ROU assets obtained in exchange for new financing lease liabilities	$9,368	$7,318	$11,270

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2023	$5,386	$4,322
2024	4,628	4,436
2025	3,185	3,307
2026	1,770	1,815
2027	1,704	1,529
Thereafter	656	1,583
Total future minimum lease payments	17,329	16,992
Less - amount representing interest	1,573	1,859
Present value of future minimum lease payments	15,756	15,133
Less - current lease obligations	4,738	4,031
Long-term lease obligations	$11,018	$11,102

20.Subsequent Events

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Orion portion of work totals $448 million. The project work will be performed in Hawaii and is expected to be completed by September 2027. This contract is part of the United States Navy’s Shipyard Infrastructure Optimization Program, a critical investment in increasing capacity and modernizing our nation’s shipyards to accommodate larger surface ships and Virginia-class submarines. In accordance with the Navy’s mandate for the project, the work will be undertaken with consideration of how it impacts the environment, natural and cultural resources and water and air quality.

On March 14, 2023, Management obtained a consent with respect to the delivery of its annual financial statements with an audit opinion unqualified as to going concern from the Credit Facility lenders.

ORION GROUP HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at the	Charged to		Balance at the
	Beginning of	Revenue, Cost		End of
Description	the Period	or Expense	Deduction	the Period
Year ended December 31, 2020
Allowance for credit losses	$2,600	$(487)	$1,702	$411
Deferred tax asset valuation allowance	$16,960	$(4,587)	$(120)	$12,493
Reserve for losses on uncompleted contracts	$10,925	$543	$9,995	$1,473
Year ended December 31, 2021
Allowance for credit losses	$411	$—	$88	$323
Deferred tax asset valuation allowance	$12,493	$3,294	$344	$15,443
Reserve for losses on uncompleted contracts	$1,473	$33	$1,472	$34
Year ended December 31, 2022
Allowance for credit losses	$323	$322	$39	$606
Deferred tax asset valuation allowance	$15,443	$2,114	$—	$17,557
Reserve for losses on uncompleted contracts	$34	$351	$32	$353