Form 10-Q
period 2023-03-31
Orion Group Holdings Inc
filed 2023-05-15
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 32,174,741 shares of common stock outstanding as of May 12, 2023.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended March 31, 2023

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,845	$3,784
Accounts receivable:
Trade, net of allowance for credit losses of $515 and $606, respectively	99,612	106,758
Retainage	52,870	50,873
Income taxes receivable	399	402
Other current	3,830	3,526
Inventory	2,791	2,862
Contract assets	30,020	43,903
Prepaid expenses and other	9,789	8,229
Total current assets	202,156	220,337
Property and equipment, net of depreciation	97,307	100,977
Operating lease right-of-use assets, net of amortization	14,765	14,978
Financing lease right-of-use assets, net of amortization	15,202	15,839
Inventory, non-current	5,464	5,469
Intangible assets, net of amortization	7,155	7,317
Deferred income tax asset	73	70
Other non-current	2,065	2,168
Total assets	$344,187	$367,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$40,122	$34,956
Accounts payable:
Trade	72,033	87,605
Retainage	1,188	1,198
Accrued liabilities	20,839	18,466
Income taxes payable	1,210	522
Contract liabilities	36,573	37,720
Current portion of operating lease liabilities	4,936	4,738
Current portion of financing lease liabilities	3,486	4,031
Total current liabilities	180,387	189,236
Long-term debt, net of debt issuance costs	(93)	716
Operating lease liabilities	10,609	11,018
Financing lease liabilities	10,882	11,102
Other long-term liabilities	16,577	17,072
Deferred income tax liability	268	211
Total liabilities	218,630	229,355
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 32,885,972 and 32,770,550 issued; 32,174,741 and 32,059,319 outstanding at March 31, 2023 and December 31, 2022, respectively	329	328
Treasury stock, 711,231 shares, at cost, as of March 31, 2023 and December 31, 2022, respectively	(6,540)	(6,540)
Additional paid-in capital	188,535	188,184
Retained loss	(56,767)	(44,172)
Total stockholders’ equity	125,557	137,800
Total liabilities and stockholders’ equity	$344,187	$367,155

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended March 31,
	2023	2022
Contract revenues	$159,174	$174,931
Costs of contract revenues	153,334	162,115
Gross profit	5,840	12,816
Selling, general and administrative expenses	17,017	16,170
Amortization of intangible assets	162	310
Gain on disposal of assets, net	(696)	(809)
Operating loss	(10,643)	(2,855)
Other (expense) income:
Other income	293	44
Interest income	28	19
Interest expense	(1,633)	(740)
Other expense, net	(1,312)	(677)
Loss before income taxes	(11,955)	(3,532)
Income tax expense	640	1,324
Net loss	$(12,595)	$(4,856)

Basic loss per share	$(0.39)	$(0.16)
Diluted loss per share	$(0.39)	$(0.16)
Shares used to compute loss per share:
Basic	32,180,274	30,971,379
Diluted	32,180,274	30,971,379

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2022	32,770,550	$328	(711,231)	$(6,540)	$188,184	$(44,172)	$137,800
Stock-based compensation	—	—	—	—	524	—	524
Issuance of restricted stock	187,275	2	—	—	(2)	—	—
Forfeiture of restricted stock	(8,977)	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(62,876)	(1)	—	—	(171)	—	(172)
Net loss	—	—	—	—	—	(12,595)	(12,595)
Balance, March 31, 2023	32,885,972	$329	(711,231)	$(6,540)	$188,535	$(56,767)	$125,557

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2021	31,712,457	$317	(711,231)	$(6,540)	$185,881	$(31,560)	$148,098
Stock-based compensation	—	—	—	—	370	—	370
Issuance of restricted stock	8,929	—	—	—	—	—	—
Forfeiture of restricted stock	(39,922)	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(4,739)	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	(4,856)	(4,856)
Balance, March 31, 2022	31,676,725	$317	(711,231)	$(6,540)	$186,236	$(36,416)	$143,597

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,595)	$(4,856)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Operating activities:
Depreciation and amortization	4,721	5,503
Amortization of ROU operating leases	1,211	1,176
Amortization of ROU finance leases	725	760
Amortization of deferred debt issuance costs	163	32
Deferred income taxes	54	19
Stock-based compensation	524	370
Gain on disposal of assets, net	(695)	(809)
Allowance for credit losses	(35)	—
Change in operating assets and liabilities:
Accounts receivable	5,011	(13,907)
Income tax receivable	3	—
Inventory	76	(189)
Prepaid expenses and other	(1,457)	2,504
Contract assets	13,883	4,055
Accounts payable	(14,757)	12,689
Accrued liabilities	1,802	(3,075)
Operating lease liabilities	(1,208)	(1,183)
Income tax payable	688	1,376
Contract liabilities	(1,147)	5,595
Net cash (used in) provided by operating activities	(3,033)	10,060
Cash flows from investing activities:
Proceeds from sale of property and equipment	576	713
Purchase of property and equipment	(1,876)	(3,523)
Net cash used in investing activities	(1,300)	(2,810)
Cash flows from financing activities:
Borrowings from Credit Facility	5,000	—
Payments made on borrowings from Credit Facility	(69)	(11,671)
Loan costs from Credit Facility	(586)	(494)
Payments of finance lease liabilities	(779)	(637)
Payments related to tax withholding for share-based compensation	(172)	(15)
Net cash provided by (used in) financing activities	3,394	(12,817)
Net change in cash, cash equivalents and restricted cash	(939)	(5,567)
Cash, cash equivalents and restricted cash at beginning of period	3,784	12,293
Cash, cash equivalents and restricted cash at end of period	$2,845	$6,726

Cash paid during the period for:
Interest	$1,576	$154
Taxes, net of refunds	$(104)	$(71)

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this report should also read the Company’s consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in its 2022 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company is compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate.  Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, and capital expenditures and expected timing and proceeds of planned real estate transactions. The Company has sustained operating losses for the years ended December 31, 2022 and 2021. Also as described in Note 11, the Company had $40.0 million of outstanding indebtedness under its Credit Facility as of March 31, 2023 which matures on July 31, 2023.  As of the date of the filing of the Company’s 2022 Form 10-K on March 16, 2023, the Company’s existing cash and cash equivalents were not sufficient to satisfy the Company’s operating cash needs for at least one year after the issuance of the financial statements. These conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements were issued. As such, management concluded at the date of the issuance of the financial statements included in the Company’s 2022 Form 10-K that substantial doubt existed as to going concern.

To alleviate this condition, the Company engaged in a syndication process to refinance the outstanding debt. On May 15, 2023, the Company entered into a new three-year $103.0 million senior secured credit facility with White Oak ABL, LLC and White Oak Commercial Finance, LLC (collectively, “White Oak”) which includes a $65.0 million asset based revolving credit facility (the “Revolver”) and a $38.0 million fixed asset term loan (the “Term Loan”). See Note 19 for more information regarding the debt refinancing.

Based on an assessment of the completion of the debt refinancing process and the other factors above, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months. Therefore, management’s conclusion is that the conditions that previously raised substantial doubt have been resolved and substantial doubt is no longer raised as to the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at March 31, 2023 and December 31, 2022 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company had significant investments in billed and unbilled receivables as of March 31, 2023 and December 31, 2022. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk receivables identified by management are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than the carrying value. As of March 31, 2023 and December 31, 2022, the Company had recorded an allowance for credit losses of $0.5 million and $0.6 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at March 31, 2023 totaled $52.9 million, of which $4.5 million is expected to be collected beyond March 31, 2024. Retainage at December 31, 2022 totaled $50.9 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of March 31, 2023 or December 31, 2022.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There was $0.8 million of assets classified as held for sale as of both March 31, 2023 and December 31, 2022 included in prepaid expenses and other in the Company’s condensed consolidated balance sheets.

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

The total accrual for insurance claims liabilities was $4.9 million and $5.8 million at December 31, 2022 and December 31, 2021, respectively, reflected as a component of accrued liabilities in the condensed consolidated balance sheets.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended March 31,
	2023	2022
Marine Segment
Construction	$54,012	$59,152
Dredging	20,730	22,166
Specialty Services	4,556	3,162
Marine segment contract revenues	$79,298	$84,480

Concrete Segment
Structural	$15,744	$13,676
Light Commercial	64,132	76,775
Other	—	—
Concrete segment contract revenues	$79,876	$90,451

Total contract revenues	$159,174	$174,931

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

The table below presents the concentrations of current receivables (trade and retainage) at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023		December 31, 2022
Federal Government	$11,006	7%	$4,612	3%
State Governments	3,862	2%	3,111	2%
Local Governments	11,721	8%	16,197	10%
Private Companies	126,408	83%	134,317	85%
Gross receivables	152,997	100%	158,237	100%
Allowance for credit losses	(515)		(606)
Net receivables	$152,482		$157,631

At March 31, 2023, one customer in the Private Companies category accounted for 10.9% of total current receivables. At December 31, 2022, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,
	2023	%	2022	%
Federal Government	$23,056	14%	$22,695	13%
State Governments	18,328	12%	7,704	4%
Local Governments	20,688	13%	32,402	19%
Private Companies	97,102	61%	112,130	64%
Total contract revenues	$159,174	100%	$174,931	100%

In the three months ended March 31, 2023, one customer in the Private Companies category accounted for 10.9% of total contract revenues. In the three months ended March 31, 2022, one customer in the Federal Government category accounted for 10.4% of total contract revenues.

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

Contract revenues generated outside the United States totaled 1.7% and 0.4% of total revenues for the three months ended March 31, 2023 and 2022, respectively, and were primarily located in the Caribbean Basin.

5.Contracts in Progress

Contracts in progress are as follows at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Costs incurred on uncompleted contracts	$1,317,066	$1,251,853
Estimated earnings	187,445	180,705
	1,504,511	1,432,558
Less: Billings to date	(1,511,064)	(1,426,375)
	$(6,553)	$6,183
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Contract assets	$30,020	$43,903
Contract liabilities	(36,573)	(37,720)
	$(6,553)	$6,183

Included in contract assets is approximately $12.6 million and 13.4 million at March 31, 2023 and December 31, 2022, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of March 31, 2023, the aggregate amount of the remaining performance obligations was approximately $467.4 million. Of this amount, the current expectation of the Company is that it will recognize $441.1 million, or 94%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Automobiles and trucks	$2,243	$2,232
Building and improvements	36,953	36,952
Construction equipment	129,883	130,660
Vessels and other equipment	89,946	91,495
Office equipment	6,885	6,885
	265,910	268,224
Less: Accumulated depreciation	(198,058)	(195,948)
Net book value of depreciable assets	67,852	72,276
Construction in progress	1,570	816
Land	27,885	27,885
	$97,307	$100,977

For the three months ended March 31, 2023 and 2022, depreciation expense was $4.6 million and $5.2 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Other Current Accounts Receivable

Other current accounts receivable at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Accident loss receivables	$1,296	$1,328
Vendor receivables	729	807
Purchase incentive receivable	965	695
Bond premium dividend receivable	431	391
Other current accounts receivable	409	305
Total other current accounts receivable	$3,830	$3,526

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
March 31, 2023
Assets:
Cash surrender value of life insurance policy	$1,895	—	1,895	—
December 31, 2022
Assets:
Cash surrender value of life insurance policy	$1,811	—	1,811	—

Our concrete segment had life insurance policies with a combined face value of $11.1 million as of March 31, 2023. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at March 31, 2023 and December 31, 2022 approximated its carrying value of $40.0 million and $35.7 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Intangible Assets

The tables below present the activity and amortization of finite-lived intangible assets:

	March 31,	December 31,
	2023	2022
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(34,815)	$(33,576)
Current year amortization	(162)	(1,239)
Total accumulated amortization	(34,977)	(34,815)

Net finite-lived intangible assets, end of period	$263	425
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$7,155	$7,317

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three months ended March 31, 2023 and 2022, $0.2 million and $0.3 million, respectively, of amortization expense was recognized for these assets.

Future expense remaining of approximately $0.3 million will be amortized as follows:

2023	226
2024	37
$263

The most recent annual impairment test of the Company’s indefinite-lived intangible asset concluded that the fair value of the trade name was in excess of the carrying value, therefore no impairment was recorded.

10.Accrued Liabilities

Accrued liabilities at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Accrued salaries, wages and benefits	$9,718	$7,605
Accrued liabilities expected to be covered by insurance	4,968	5,757
Sales taxes	2,155	1,737
Property taxes	561	522
Sale-leaseback arrangement	830	813
Accounting and audit fees	547	222
Interest	93	60
Other accrued expenses	1,967	1,750
Total accrued liabilities	$20,839	$18,466

11.Debt

The Company entered into an amended syndicated credit agreement (the “Credit Agreement” also known as the “Fourth Amendment”) on July 31, 2018 with Regions Bank, as administrative agent and collateral agent, and the following co-syndication agents:  Bank of America, N.A., BOKF, NA dba Bank of Texas, KeyBank National Association, NBH Bank, IBERIABANK, Trustmark National Bank, First Tennessee Bank NA, and Branch Banking and Trust Company. The Credit Agreement was subsequently amended in March 2019 (the “Fifth Amendment”), May 2019 (the “Sixth Amendment”), June 2020 (the “Seventh Amendment”), October 2020 (the “Eighth Amendment”), and March 2022 (the “Ninth Amendment”).  The Company incurred debt issuance costs related to the initial Credit Agreement and several of the subsequent amendments.  The Credit Facility had a maturity date of July 31, 2023.

The Credit Agreement provided for borrowings under a revolving line of credit and a term loan (together, the “Credit Facility”). The Credit Facility was guaranteed by the subsidiaries of the Company, secured by the assets of the Company, including stock held in its subsidiaries, and was used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Interest was due and was computed based on the designation of the loan, with the option of a Base Rate Loan (the base rate plus the Applicable Margin), or an Adjusted LIBOR Rate Loan (the adjusted LIBOR rate plus the Applicable Margin). Interest was due on the last day of each quarter end for Base Rate Loans and at the end of the LIBOR rate period for Adjusted LIBOR Rate Loans. Principal balances drawn under the Credit Facility could be prepaid at any time, in whole or in part, without premium or penalty. Amounts repaid under the revolving line of credit could be re-borrowed.

Effective, March 1, 2022, the Company entered into the Ninth Amendment to the Credit Agreement to, among other things, waive certain covenant defaults, reset the revolver limit, implement an anti-cash hoarding provision and institute temporary covenant requirements. The amendment reduced the commitment on the revolving line of credit to $42.5 million. With the execution of the Ninth Amendment, the existing Credit Facility was treated as a modification of debt and accounted for under the guidelines of ASC 470-50, Debt, Modifications and Extinguishments. The new debt issuance costs of approximately $1.0 million, inclusive of appraisal and bank consulting fees, related to the execution of the Ninth Amendment was amortized and will be written off at the early termination of the Credit Agreement.

The quarterly weighted average interest rate for the Credit Facility as of March 31, 2023 was 10.22%.

The Company’s obligations under debt arrangements consisted of the following:

	March 31, 2023			December 31, 2022
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Revolving line of credit	$40,000	$(164)	$39,836	$35,000	$(327)	$34,673
Other debt	286	—	286	283	—	283
Total current debt	40,286	(164)	40,122	35,283	(327)	34,956
Refinancing debt issuance costs	—	(736)	(736)	—	—	—
Other debt	643	—	643	716	—	716
Total long-term debt	643	(736)	(93)	716	—	716
Total debt	$40,929	$(900)	$40,029	$35,999	$(327)	$35,672

(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Ninth Amendment to the Credit Agreement and the refinancing of the Company’s debt further discussed in Note19.

Provisions of the revolving line of credit

The Company had a maximum borrowing availability under the revolving line of credit and swingline loans (as defined in the Credit Agreement) of $42.5 million. There was a letter of credit sublimit that was equal to the lesser of $20.0 million and the aggregate unused amount of the revolving commitments then in effect. There was also a swingline sublimit equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

Revolving loans could be designated as Base Rate Loan or Adjusted LIBOR Rate Loans, at the Company’s request, and could be drawn in an aggregate minimum amount of $1.0 million and integral multiples of $250,000 in excess of that amount. Swingline loans could be drawn in an aggregate minimum amount of $250,000 and integral multiples of $50,000 in excess of that amount. The Company could convert, change, or modify such designations from time to time.

The Company was subject to a commitment fee for the unused portion of the maximum borrowing availability under the revolving line of credit. The commitment fee, which is due quarterly in arrears, was equal to the Applicable Margin of the actual daily amount by which the Aggregate Revolving Commitments exceeds the Total Revolving Outstanding. The revolving line of credit termination date was the earlier of the Credit Facility termination date, July 31, 2023, or the date the outstanding balance is permanently reduced to zero, in accordance with the terms of the amended Credit Facility.

As of March 31, 2023, the Company had $40.0 million of borrowings under the revolving line of credit. There were $1.5 million in outstanding letters of credit as of March 31, 2023, which reduced the maximum borrowing availability on the revolving line of credit to $1.0 million. During the three months ended March 31, 2023, the Company drew down $5.0 million for general corporate purposes on the revolving line of credit.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of March 31, 2023, the carrying value of this debt was

$0.9 million. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

Financial covenants

The Company obtained from the Credit Facility lenders an extension of the consent with respect to the delivery of its annual financial statements with an audit opinion unqualified as to going concern and a consent for the Consolidated Leverage Ratio to exceed 3.00 to 1.00 and for the Consolidated Fixed Charge Coverage Ratio to be less than 1.25 to 1.00 for the Fiscal Quarter Ending March 31, 2023.

Debt Refinancing

On May 15, 2023, the Company entered into a new three-year $103.0 million senior secured credit facility with White Oak which includes a $65.0 million asset based revolving credit facility and a $38.0 million fixed asset term loan. See Note 19 for more information regarding the debt refinancing.

12.Other Long-Term Liabilities

Other long-term liabilities at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Sale-leaseback arrangement	$14,941	$15,156
Deferred compensation	1,325	1,639
Accrued liabilities expected to be covered by insurance	311	277
Total other long-term liabilities	$16,577	$17,072

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

Income tax expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2023	2022
Income tax expense	$640	$1,324
Effective tax rate	(5.4)%	(37.5)%

The effective rate for the three months ended March 31, 2023 differed from the Company’s statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended March 31, 2023 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, Management believes that a valuation allowance on the net deferred tax assets at March 31, 2023 remains appropriate.

The Company does not expect that unrecognized tax benefits as of March 31, 2023 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended March 31, 2023 and 2022, the Company had 280,644 and 680,447 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three months ended March 31, 2023 and 2022. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31,
	2023	2022
Basic:
Weighted average shares outstanding	32,180,274	30,971,379
Diluted:
Total basic weighted average shares outstanding	32,180,274	30,971,379
Effect of potentially dilutive securities:
Common stock options	—	—
Total weighted average shares outstanding assuming dilution	32,180,274	30,971,379

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

In the three months ended March 31, 2023, compensation expense related to stock-based awards outstanding was $0.5 million and $0.4 million, respectively. In the three months ended March 31, 2023 and 2022, payments related to tax withholding for stock-based compensation for certain officers of the Company was $0.2 million and less than $0.1 million, respectively.

In January 2023, certain officers and executives of the Company were awarded a total of 180,333 shares of restricted common stock with a vesting period of three years and a fair value of $3.00 per share.

In March 2023, the Company granted certain executives a total of 335,851 performance-based units. The performance-based units will potentially vest 100% if the target is met, with 100% of the units to be earned based on the achievement of an objective, tiered return on invested capital, measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of all grants awarded in March 2023 was $2.65 per unit.

In the three months ended March 31, 2023 and 2022, there were no options exercised.

At March 31, 2023, total unrecognized compensation expense related to unvested stock was approximately $3.1 million, which is expected to be recognized over a period of approximately 2.4 years.

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

	Three months ended
	March 31,
	2023	2022
Marine
Contract revenues	$79,298	$84,480
Operating (loss) income	$(6,080)	$1,840
Depreciation and amortization expense	$(3,835)	$(4,323)

Total assets	$231,851	$173,577
Property and equipment, net	$88,957	$92,725

Concrete
Contract revenues	$79,876	$90,451
Operating loss	$(4,563)	$(4,695)
Depreciation and amortization expense	$(1,611)	$(1,940)

Total assets	$112,336	$167,299
Property and equipment, net	$8,350	$12,249

There were less than $0.1 million and no intersegment revenues between the Company’s two reportable segments for the three months ended March 31, 2023 and 2022, respectively. The marine segment had foreign revenues of $2.8 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. These revenues are derived from projects in the Caribbean Basin and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

18.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	March 31,	December 31,
Leases	2023	2022
Assets
Operating lease right-of-use assets, net (1)	$14,765	$14,978
Financing lease right-of-use assets, net (2)	15,202	15,839
Total assets	$29,967	$30,817
Liabilities
Current
Operating	$4,936	$4,738
Financing	3,486	4,031
Total current	8,422	8,769
Noncurrent
Operating	10,609	11,018
Financing	10,882	11,102
Total noncurrent	21,491	22,120
Total liabilities	$29,913	$30,889
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $11.0 million and $10.5 million as of March 31, 2023 and December 31, 2022, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $5.7 million and $5.1 million as of March 31, 2023 and December 31, 2022, respectively.

Other information related to lease term and discount rate is as follows:

	March 31,	December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	3.70	3.90
Financing leases	4.02	4.36
Weighted Average Discount Rate
Operating leases	5.01%	4.86%
Financing leases	5.58%	5.62%

The components of lease expense are as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease costs:
Operating lease cost	$1,390	$1,317
Short-term lease cost (1)	641	316
Financing lease costs:
Interest on lease liabilities	195	167
Amortization of right-of-use assets	725	760
Total lease cost	$2,951	$2,560
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,391	$1,325
Operating cash flows for finance leases	$195	$167
Financing cash flows for finance leases	$779	$637
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$1,028	$1,521
ROU assets obtained in exchange for new financing lease liabilities	$1,036	$3,670

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2023 (excluding the three months ended March 31, 2023)	$4,266	$3,220
2024	5,016	4,373
2025	3,569	3,562
2026	1,823	1,822
2027	1,704	1,529
Thereafter	656	1,584
Total future minimum lease payments	17,034	16,090
Less - amount representing interest	1,489	1,722
Present value of future minimum lease payments	15,545	14,368
Less - current lease obligations	4,936	3,486
Long-term lease obligations	$10,609	$10,882

1

19.Subsequent Events

On April 26, 2023, the Company entered into a Land Sale Contract with Equity Resource Partners - East West, LLC, a Georgia limited liability company, who, subject to normal due diligence conditions, has agreed to purchase two parcels of land in Harris County, Texas (approximately 341.3 acres), previously used by the Company as dredge placement areas. The purchase price is approximately $36.0 million, and closing is anticipated on or before September 29, 2023.

On, May 5, 2023, the Company obtained from the Credit Facility lenders an extension of the consent with respect to the delivery of its annual financial statements with an audit opinion unqualified as to going concern and a consent for the Consolidated Leverage Ratio to exceed 3.00 to 1.00 and for the Consolidated Fixed Charge Coverage Ratio to be less than 1.25 to 1.00 for the Fiscal Quarter Ending March 31, 2023.

On May 15, 2023, the Company entered into a new three-year $103.0 million senior secured credit facility with White Oak. This credit facility has replaced the Company’s $42.5 million revolver with Regions Bank and other lenders.  At the same time, the Company entered into a $13.0 million sale-leaseback of certain concrete segment equipment with Gordon Brothers (the “Sale-Leaseback”).

The new credit facility includes a $65.0 million asset based revolving credit facility and a $38.0 million fixed asset term loan. The Revolver will initially bear interest at a rate of the 30-day SOFR plus 5.5% and the Term Loan at a rate of the 30-day SOFR plus 8.0%, subject to a SOFR floor of 4.0%. At closing, the Company made an initial Revolver draw of $9.5 million. Borrowings from the facility will primarily be used to refinance existing debt as well as for other general corporate and working capital purposes. The Sale-Leaseback includes equipment on lease schedules of 24-months and 36-months.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, contract modifications and changes, including change orders and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, this MD&A should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our 2022 Form 10-K, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Backlog as of the periods ended below are as follows (in millions):

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Marine segment	$187.0	$216.7	$280.2	$281.0	$317.4
Concrete segment	280.4	232.1	268.4	322.2	286.7
Consolidated	$467.4	$448.8	$548.6	$603.2	$604.1

We are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $3.1 billion of quoted bids outstanding at quarter end, of which over $610 million we have been awarded contracts subsequent to the end of the fiscal quarter ended March 31, 2023.

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

Three months ended March 31, 2023 compared with three months ended March 31, 2022.

	Three months ended March 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$159,174	100.0%	$174,931	100.0%
Cost of contract revenues	153,334	96.3%	162,115	92.7%
Gross profit	5,840	3.7%	12,816	7.3%
Selling, general and administrative expenses	17,017	10.8%	16,170	9.1%
Amortization of intangible assets	162	0.1%	310	0.2%
Gain on disposal of assets, net	(696)	(0.5)	(809)	(0.4)
Operating loss	(10,643)	(6.7)%	(2,855)	(1.6)%
Other (expense) income:
Other income	293	0.2%	44	—%
Interest income	28	—%	19	—%
Interest expense	(1,633)	(1.0)%	(740)	(0.4)%
Other expense, net	(1,312)	(0.8)%	(677)	(0.4)%
Loss before income tax expense	(11,955)	(7.5)%	(3,532)	(2.0)%
Income tax expense	640	0.4%	1,324	0.8%
Net loss	$(12,595)	(7.9)%	$(4,856)	(2.8)%

Contract Revenues. Contract revenues for the three months ended March 31, 2023 of $159.2 million decreased $15.7 million or 9.0% as compared to $174.9 million in the prior year period. The decrease was primarily due to weather and customer delays in both businesses and a reduction of concrete segment revenue in central Texas.

Gross Profit.  Gross profit was $5.8 million for the three months ended March 31, 2023 compared to $12.8 million in the prior year period, a decrease of $7.0 million or 54.4%. Gross profit in the first quarter was 3.7% of total contract revenues as compared to 7.3% in the prior year period. Approximately half of this decrease was due to the impact of weather in Texas, which lowered labor and equipment utilization. The rest of the remaining decrease related to clean-up of low-margin projects resulting in write-downs in both the marine and concrete businesses.  This was partly offset by actions to manage costs during project delays including reallocating equipment, reducing the size of the fleet and headcount reductions, as well as realizing margin improvements in the concrete business that reflected our margin improvement initiatives.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses were $17.0 million for the three months ended March 31, 2023 compared to $16.2 million in the prior year period, an increase of $0.8 million or 5.2%. As a percentage of total contract revenues, SG&A expenses increased from 9.1% to 10.8%, primarily due to lower revenues in the current period. The increase in SG&A dollars was primarily due to an increase in compensation expense, partially offset by lower consulting expense related to the completion of the management transition.

Gain on Disposal of Assets, net. During the three months ended March 31, 2023 and 2022, we realized $0.7 million and $0.8 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded tax expense of $0.6 million in the three months ended March 31, 2023, compared to $1.3 million in the prior year period. Our effective tax rate for the three months ended March 31, 2023 differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues.

Three months ended March 31, 2023 compared with three months ended March 31, 2022.

	Three months ended March 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$57,926	73.0%	$57,308	67.8%
Private sector	21,372	27.0%	27,172	32.2%
Marine segment total	$79,298	100.0%	$84,480	100.0%
Concrete segment
Public sector	$4,146	5.2%	$5,493	6.1%
Private sector	75,730	94.8%	84,958	93.9%
Concrete segment total	$79,876	100.0%	$90,451	100.0%
Total	$159,174		$174,931

Operating (loss) income
Marine segment	$(6,080)	(7.7)%	$1,840	2.2%
Concrete segment	(4,563)	(5.7)%	(4,695)	(5.2)%
Total	$(10,643)		$(2,855)

Marine Segment

Revenues for our marine segment for the three months ended March 31, 2023 were $79.3 million compared to $84.5 million for the three months ended March 31, 2022, a decrease of $5.2 million, or 6.1%. The decrease was primarily due to weather and customer delays in the current year period.

Operating loss for our marine segment for the three months ended March 31, 2023 was $6.1 million, compared to operating income of $1.8 million for the three months ended March 31, 2022, a decrease  in operating income of $7.9 million. This decrease in operating income was primarily due to decreased revenue, clean-up of low-margin projects resulting in write-downs and lower labor and equipment utilization.

Concrete Segment

Revenues for our concrete segment for the three months ended March 31, 2023 were $79.9 million compared to $90.5 million for the three months ended March 31, 2022, a decrease of $10.6 million, or 11.7%. This decrease was primarily due to weather and customer delays and a reduction of revenue in central Texas.

Operating loss for our concrete segment for the three months ended March 31, 2023 was $4.6 million, compared to $4.7 million for the three months ended March 31, 2022, a decrease in operating loss of $0.1 million. This decrease in operating loss was primarily due to lower indirect costs due to the winding down of the central Texas region, partially offset by the write-downs on several projects in the central Texas region.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At March 31, 2023, our working capital was $21.8 million, as compared with $31.1 million at December 31, 2022. As of March 31, 2023, we had unrestricted cash on hand of $2.8 million. Our borrowing capacity under our revolving credit facility at March 31, 2023 was approximately $1.0 million.

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

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022
Net loss	$(12,595)	$(4,856)
Adjustments to remove non-cash and non-operating items	6,668	7,051
Cash flow from net income after adjusting for non-cash and non-operating items	(5,927)	2,195
Change in operating assets and liabilities (working capital)	2,894	7,865
Cash flows (used in) provided by operating activities	$(3,033)	$10,060
Cash flows used in investing activities	$(1,300)	$(2,810)
Cash flows provided by (used in) financing activities	$3,394	$(12,817)

Capital expenditures (included in investing activities above)	$(1,876)	$(3,523)

Operating Activities. During the three months ended March 31, 2023, we used approximately $3.0 million in cash from our operating activities. The net cash outflow is comprised of $5.9 million of cash outflows from net income, after adjusting for non-cash items, partially offset by $2.9 million of inflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $12.7 million cash inflow pursuant to the relative timing and significance of project progression and billings during the period and $0.8 million of other inflows, partially offset by a $7.9 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period, a $1.5 million cash outflow from the increase in prepaid expenses and a $1.2 million decrease in operating lease liabilities.

Investing Activities. Capital asset additions and betterments to our fleet were $1.9 million in the three months ended March 31, 2023, as compared with $3.5 million in the three months ended March 31, 2022. Proceeds from the sale of property and equipment were $0.6 million in the three months ended March 31, 2023, as compared with $0.7 million in the three months ended March 31, 2022.

Financing Activities. During the three months ended March 31, 2023, we had borrowings of $5.0 million on our revolving line of credit and had payments of $0.8 million on finance lease liabilities, loan costs of $0.6 million and a cash outflow of $0.2 million for payments related to tax withholdings for share-based compensation.

Sources of Capital

Financial covenants

We obtained from the Credit Facility lenders an extension of the consent with respect to the delivery of our annual financial statements with an audit opinion unqualified as to going concern and a consent for the Consolidated Leverage Ratio to exceed 3.00 to 1.00 and for the Consolidated Fixed Charge Coverage Ratio to be less than 1.25 to 1.00 for the Fiscal Quarter Ending March 31, 2023

On May 15, 2023, we entered into a new three-year $103.0 million senior secured credit facility with White Oak which includes a $65.0 million asset based revolving credit facility and a $38.0 million fixed asset term loan.

See Note 19 in the Notes to the Financial Statements (of this Form 10-Q) for further discussion on the Company’s Debt Refinancing.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At March 31, 2023, the capacity under our current bonding arrangement was at least $750 million, with approximately $210 million of projects being bonded. We believe our balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At March 31, 2023, we had $40.0 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 10.20%. Based on the amounts outstanding under our credit facility as of March 31, 2023, a 100 basis-point increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.4 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For information about litigation involving us, see Note 16 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our 2022 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities in the period ended March 31, 2023.

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

10.1

Land Sale Contract, dated April 26, 2023, by and between Orion Group Holdings, Inc. and Equity Resource Partners – East West, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2023 (File No. 001-33891)).

10.2

Consent Letter, dated May 5, 2023, by and between Orion Marine Group, Inc. as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders Party thereto, Regions Bank, as Administrative Agent and Collateral Agent, and Bank of America, N.A. and BOKF, NA dba Bank of Texas, as Co-Syndication Agents. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2023 (File No. 001-33891)).

*10.3

Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto,

as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent.

*31 .1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31 .2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32 .1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Title 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
*101.INS	XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

May 15, 2023	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

May 15, 2023	By:	/s/ Scott Thanisch
Scott Thanisch Executive Vice President and Chief Financial Officer