Form 10-Q
period 2023-06-30
Orion Group Holdings Inc
filed 2023-07-28
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 32,424,399 shares of common stock outstanding as of July 27, 2023.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2023

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,883	$3,784
Restricted cash	1,542	—
Accounts receivable:
Trade, net of allowance for credit losses of $576 and $606, respectively	120,010	106,758
Retainage	48,232	50,873
Income taxes receivable	598	402
Other current	3,205	3,526
Inventory	2,862	2,862
Contract assets	34,949	43,903
Prepaid expenses and other	6,370	8,229
Total current assets	226,651	220,337
Property and equipment, net of depreciation	91,793	100,977
Operating lease right-of-use assets, net of amortization	22,010	14,978
Financing lease right-of-use assets, net of amortization	14,684	15,839
Inventory, non-current	5,778	5,469
Intangible assets, net of amortization	6,993	7,317
Deferred income tax asset	67	70
Other non-current	1,233	2,168
Total assets	$369,209	$367,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$13,277	$34,956
Accounts payable:
Trade	73,756	87,605
Retainage	1,441	1,198
Accrued liabilities	26,106	18,466
Income taxes payable	698	522
Contract liabilities	40,866	37,720
Current portion of operating lease liabilities	6,152	4,738
Current portion of financing lease liabilities	3,515	4,031
Total current liabilities	165,811	189,236
Long-term debt, net of debt issuance costs	23,659	716
Operating lease liabilities	16,095	11,018
Financing lease liabilities	10,159	11,102
Other long-term liabilities	27,042	17,072
Deferred income tax liability	213	211
Total liabilities	242,979	229,355
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 33,122,768 and 32,770,550 issued; 32,411,537 and 32,059,319 outstanding at June 30, 2023 and December 31, 2022, respectively	331	328
Treasury stock, 711,231 shares, at cost, as of June 30, 2023 and December 31, 2022, respectively	(6,540)	(6,540)
Additional paid-in capital	189,461	188,184
Retained loss	(57,022)	(44,172)
Total stockholders’ equity	126,230	137,800
Total liabilities and stockholders’ equity	$369,209	$367,155

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Contract revenues	$182,534	$194,575	$341,708	$369,506
Costs of contract revenues	168,748	180,244	322,082	342,359
Gross profit	13,786	14,331	19,626	27,147
Selling, general and administrative expenses	18,119	17,233	35,136	33,403
Amortization of intangible assets	162	310	324	620
Gain on disposal of assets, net	(6,534)	(364)	(7,230)	(1,173)
Operating income (loss)	2,039	(2,848)	(8,604)	(5,703)
Other (expense) income:
Other income	250	55	543	99
Interest income	41	16	69	35
Interest expense	(2,627)	(958)	(4,260)	(1,698)
Other expense, net	(2,336)	(887)	(3,648)	(1,564)
Loss before income taxes	(297)	(3,735)	(12,252)	(7,267)
Income tax (benefit) expense	(42)	(681)	598	643
Net loss	$(255)	$(3,054)	$(12,850)	$(7,910)

Basic loss per share	$(0.01)	$(0.10)	$(0.40)	$(0.26)
Diluted loss per share	$(0.01)	$(0.10)	$(0.40)	$(0.26)
Shares used to compute loss per share:
Basic	32,290,392	30,949,298	32,235,842	30,960,277
Diluted	32,290,392	30,949,298	32,235,842	30,960,277

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2022	32,770,550	$328	(711,231)	$(6,540)	$188,184	$(44,172)	$137,800
Stock-based compensation	—	—	—	—	524	—	524
Issuance of restricted stock	187,775	2	—	—	(2)	—	—
Forfeiture of restricted stock	(8,977)	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(62,876)	(1)	—	—	(171)	—	(172)
Net loss	—	—	—	—	—	(12,595)	(12,595)
Balance, March 31, 2023	32,886,472	$329	(711,231)	$(6,540)	$188,535	$(56,767)	$125,557
Stock-based compensation	—	—	—	—	945	—	945
Issuance of restricted stock	242,637	2	—	—	(2)	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—
Purchase of vested stock-based awards	(6,341)	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	(255)	(255)
Balance, June 30, 2023	33,122,768	$331	(711,231)	$(6,540)	$189,461	$(57,022)	$126,230

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2021	31,712,457	$317	(711,231)	$(6,540)	$185,881	$(31,560)	$148,098
Stock-based compensation	—	—	—	—	370	—	370
Issuance of restricted stock	8,929	—	—	—	—	—	—
Forfeiture of restricted stock	(39,922)	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(4,739)	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	(4,856)	(4,856)
Balance, March 31, 2022	31,676,725	$317	(711,231)	$(6,540)	$186,236	$(36,416)	$143,597
Stock-based compensation	—	—	—	—	794	—	794
Issuance of restricted stock	623,655	6	—	—	(6)	—	—
Forfeiture of restricted stock	(302,561)	(3)	—	—	3	—	—
Payments related to tax withholding for stock-based compensation	(31,004)	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	—	(3,054)	(3,054)
Balance, June 30, 2022	31,966,815	$320	(711,231)	$(6,540)	$186,945	$(39,470)	$141,255

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,850)	$(7,910)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Operating activities:
Depreciation and amortization	9,314	10,815
Amortization of ROU operating leases	2,464	2,459
Amortization of ROU finance leases	1,475	1,546
Write-off of debt issuance costs upon debt modification	119	—
Amortization of deferred debt issuance costs	537	161
Deferred income taxes	5	41
Stock-based compensation	1,469	1,164
Gain on disposal of assets, net	(7,230)	(1,173)
Allowance for credit losses	26	56
Change in operating assets and liabilities:
Accounts receivable	(10,068)	(23,158)
Income tax receivable	(196)	(73)
Inventory	(309)	(664)
Prepaid expenses and other	2,794	5,050
Contract assets	8,954	1,511
Accounts payable	(12,495)	25,363
Accrued liabilities	3,188	(2,266)
Operating lease liabilities	(2,495)	(2,317)
Income tax payable	176	192
Contract liabilities	3,146	879
Net cash (used in) provided by operating activities	(11,976)	11,676
Cash flows from investing activities:
Proceeds from sale of property and equipment	11,332	1,043
Purchase of property and equipment	(4,291)	(8,001)
Net cash provided by (used in) investing activities	7,041	(6,958)
Cash flows from financing activities:
Borrowings on credit	57,822	5,000
Payments made on borrowings on credit	(54,960)	(11,742)
Proceeds from failed sale-leaseback arrangement	14,140	—
Proceeds from sale-leaseback financing	2,359	—
Loan costs from borrowings on credit	(5,978)	(611)
Payments of finance lease liabilities	(1,618)	(1,472)
Payments related to tax withholding for share-based compensation	(189)	(97)
Net cash provided by (used in) financing activities	11,576	(8,922)
Net change in cash, cash equivalents and restricted cash	6,641	(4,204)
Cash, cash equivalents and restricted cash at beginning of period	3,784	12,293
Cash, cash equivalents and restricted cash at end of period	$10,425	$8,089

Cash and cash equivalents	$8,883	$8,089
Restricted cash	1,542	—
Total cash, cash equivalents and restricted cash shown above	$10,425	$8,089

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,713	$1,071
Taxes, net of refunds	$615	$481

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results realizable for the year ending December 31, 2023.

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

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company is compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate.  Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, and capital expenditures and expected timing and proceeds of planned real estate transactions. The Company has sustained operating losses for the years ended December 31, 2022 and 2021. Also as described in Note 11, the Company had $40.0 million of outstanding indebtedness under its Credit Facility as of March 31, 2023 which was scheduled to mature on July 31, 2023.  As of the date of the filing of the Company’s 2022 Form 10-K on March 16, 2023, the Company’s existing cash and cash equivalents were not sufficient to satisfy the Company’s operating cash needs for at least one year after the issuance of the financial statements. These conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements were issued. As such, management concluded at the date of the issuance of the financial statements included in the Company’s 2022 Form 10-K that substantial doubt existed as to going concern.

At the beginning of 2023, the Company began a process to refinance the outstanding debt. On May 15, 2023, the Company entered into a new three-year $103.0 million senior secured credit facility (the “Credit Agreement”) with White Oak ABL, LLC and White Oak Commercial Finance, LLC (collectively, “White Oak”) which includes a $65.0 million asset based revolving credit facility (the “Revolver”) and a $38.0 million fixed asset term loan (the “Term Loan”). See Note 11 for more information regarding the debt refinancing.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at June 30, 2023 and December 31, 2022 consisted primarily of overnight bank deposits.

Restricted cash of $1.5 million at June 30, 2023 consisted of collateral related to the Company’s outstanding letters of credit. The Company had no restricted cash as of December 31, 2022.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company had significant investments in billed and unbilled receivables as of June 30, 2023 and December 31, 2022. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

Past due balances over 90 days and other higher risk receivables identified by management are reviewed individually for collectability. In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than the carrying value. As of both June 30, 2023 and December 31, 2022, the Company had recorded an allowance for credit losses of $0.6 million.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at June 30, 2023 totaled $48.2 million, of which $6.1 million is expected to be collected beyond June 30, 2024. Retainage at December 31, 2022 totaled $50.9 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of June 30, 2023 or December 31, 2022.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There was $0.8 million of assets classified as held for sale as of both June 30, 2023 and December 31, 2022 included in prepaid expenses and other in the Company’s condensed consolidated balance sheets.

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

The total accrual for insurance claims liabilities was $3.8 million and $5.8 million at June 30, 2023 and December 31, 2022, respectively, reflected as a component of accrued liabilities in the condensed consolidated balance sheets.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Marine Segment
Construction	$77,721	$53,210	$131,733	$112,362
Dredging	14,819	24,320	35,549	46,486
Specialty Services	8,003	4,789	12,559	7,951
Marine segment contract revenues	$100,543	$82,319	$179,841	$166,799

Concrete Segment
Structural	$13,837	$17,864	$29,581	$31,540
Light Commercial	68,154	94,392	132,286	171,167
Concrete segment contract revenues	$81,991	$112,256	$161,867	$202,707

Total contract revenues	$182,534	$194,575	$341,708	$369,506

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

The table below presents the concentrations of current receivables (trade and retainage) at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023		December 31, 2022
Federal Government	$26,878	16%	$4,612	3%
State Governments	2,740	2%	3,111	2%
Local Governments	19,139	11%	16,197	10%
Private Companies	120,061	71%	134,317	85%
Gross receivables	168,818	100%	158,237	100%
Allowance for credit losses	(576)		(606)
Net receivables	$168,242		$157,631

At June 30, 2023, one customer in the Federal Government category accounted for 13.0% of total current receivables. At December 31, 2022, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and six months ended June 30, 2023 and 2022, respectively:

	Three months ended June 30,				Six months ended June 30,
	2023	%	2022	%	2023	%	2022	%
Federal Government	$44,416	24%	$19,834	10%	$67,472	20%	$42,529	12%
State Governments	14,176	8%	13,753	7%	32,504	10%	21,457	5%
Local Governments	21,693	12%	26,198	14%	42,381	12%	58,600	16%
Private Companies	102,249	56%	134,790	69%	199,351	58%	246,920	67%
Total contract revenues	$182,534	100%	$194,575	100%	$341,708	100%	$369,506	100%

In the three months ended June 30, 2023, one customer in the Federal Government category accounted for 14.0% of total contract revenues. In the six months ended June 30, 2023, no single customer accounted for more than 10.0% of total contract revenues. In the three and six months ended June 30, 2022, no single customer accounted for more than 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 4.0% and 1.0% of total revenues for the three months ended June 30, 2023 and 2022, respectively, and 2.9% and 0.7% for the six months ended June 30, 2023 and 2022, respectively, and were primarily located in the Caribbean Basin.

5.Contracts in Progress

Contracts in progress are as follows at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Costs incurred on uncompleted contracts	$1,447,828	$1,251,853
Estimated earnings	206,565	180,705
	1,654,393	1,432,558
Less: Billings to date	(1,660,310)	(1,426,375)
	$(5,917)	$6,183
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Contract assets	$34,949	$43,903
Contract liabilities	(40,866)	(37,720)
	$(5,917)	$6,183

Included in contract assets is approximately $14.2 million and $13.4 million at June 30, 2023 and December 31, 2022, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of June 30, 2023, the aggregate amount of the remaining performance obligations was approximately $818.7 million. Of this amount, the current expectation of the Company is that it will recognize $560.8 million, or 69%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Automobiles and trucks	$2,089	$2,232
Building and improvements	36,953	36,952
Construction equipment	127,924	130,660
Vessels and other equipment	89,051	91,495
Office equipment	6,939	6,885
	262,956	268,224
Less: Accumulated depreciation	(198,704)	(195,948)
Net book value of depreciable assets	64,252	72,276
Construction in progress	2,593	816
Land	24,948	27,885
	$91,793	$100,977

For the three months ended June 30, 2023 and 2022, depreciation expense was $4.4 million and $5.0 million, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense was $9.0 million and $10.2 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Other Current Accounts Receivable

Other current accounts receivable at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Accident loss receivables	$1,311	$1,328
Purchase incentive receivable	997	695
Bond premium dividend receivable	388	391
Vendor receivables	29	807
Other current accounts receivable	480	305
Total other current accounts receivable	$3,205	$3,526

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2023
Assets:
Cash surrender value of life insurance policy	$1,252	—	1,252	—
December 31, 2022
Assets:
Cash surrender value of life insurance policy	$1,811	—	1,811	—

Our concrete segment had life insurance policies with a combined face value of $11.1 million as of June 30, 2023. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at June 30, 2023 and December 31, 2022 approximated its carrying value of $42.6 million and $36.0 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Intangible Assets

The tables below present the activity and amortization of finite-lived intangible assets:

	June 30,	December 31,
	2023	2022
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(34,815)	$(33,576)
Current year amortization	(324)	(1,239)
Total accumulated amortization	(35,139)	(34,815)

Net finite-lived intangible assets, end of period	$101	425
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$6,993	$7,317

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three months ended June 30, 2023 and 2022, $0.2 million and $0.3 million, respectively, of amortization expense was recognized for these assets. For the six months ended June 30, 2023 and 2022, $0.3 million and $0.6 million, respectively, of amortization expense was recognized for these assets.

Future expense remaining of approximately $0.1 million will be amortized as follows:

2023	64
2024	37
$101

The most recent annual impairment test of the Company’s indefinite-lived intangible asset concluded that the fair value of the trade name was in excess of the carrying value, therefore no impairment was recorded.

10.Accrued Liabilities

Accrued liabilities at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Accrued salaries, wages and benefits	$10,890	$7,605
Sale-leaseback arrangements	4,323	813
Accrued liabilities expected to be covered by insurance	3,808	5,757
Sales taxes	2,788	1,737
Property taxes	1,051	522
Interest	581	60
Accounting and audit fees	512	222
Other accrued expenses	2,153	1,750
Total accrued liabilities	$26,106	$18,466

11.Debt

On May 15, 2023, the Company entered into a new Credit Agreement with White Oak ABL, LLC and White Oak Commercial Finance, LLC which includes a $65.0 million asset based revolving credit facility and a $38.0 million fixed asset term loan. The Company incurred debt issuance costs related to the Credit Agreement of $5.9 million which will be amortized over the life of the agreement. The Credit Facility has a maturity date of May 15, 2026. The Company used the proceeds of the new Credit Agreement to repay the $40.0 million outstanding on the Company’s prior credit facility. In connection, with the extinguishment of the prior credit facility the Company wrote off the remaining $0.1 million in debt issuance costs associated with the prior credit facility.

The Credit Agreement provides for borrowings under a revolving line of credit and a term loan (together, the “Credit Facility”). The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries, including fixed assets and account receivables and is used to finance general corporate and working capital purposes, to finance capital expenditures, to refinance existing indebtedness, to finance permitted acquisitions and associated fees, and to pay for all related expenses to the Credit Facility. Amounts repaid under the revolving line of credit can be re-borrowed.

The Revolver initially bears interest at a rate of the 30-day SOFR plus 5.5% and the Term Loan at a rate of the 30-day SOFR plus 8.0%, subject to a SOFR floor of 4.0%. The quarterly weighted average interest rate for the Credit Facility, inclusive of the Company’s prior credit facility as of June 30, 2023 was 11.64%.

The Company’s obligations under debt arrangements consisted of the following:

	June 30, 2023			December 31, 2022
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Revolving line of credit	$—	$—	$—	$35,000	$(327)	$34,673
Term loan - current	15,000	(2,229)	12,771	—	—	—
Other debt	506	—	506	283	—	283
Total current debt	15,506	(2,229)	13,277	35,283	(327)	34,956
Term loan - long-term	23,000	(3,419)	19,581	—	—	—
Other debt	4,078	—	4,078	716	—	716
Total long-term debt	27,078	(3,419)	23,659	716	—	716
Total debt	$42,584	$(5,648)	$36,936	$35,999	$(327)	$35,672

(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Credit Agreement and the termination and repayment of the Company’s prior credit facility.

Provisions of the revolving line of credit

The Company has a maximum borrowing capacity under the revolving line of credit (as defined in the Credit Agreement) of $65.0 million. There is a letter of credit sublimit that is equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the revolving line of credit. The revolving line of credit termination date is the earlier of the Credit Facility termination date, May 15, 2026, or the date the outstanding balance is permanently reduced to zero, in accordance with the terms of the Credit Facility.

As of June 30, 2023, the Company has no borrowings under the revolving line of credit. The Company’s borrowing availability under its revolving credit facility at June 30, 2023 was approximately $51.2 million.

During the six months ended June 30, 2023, the Company drew down $14.8 million on the revolver. During the six months ended June 30, 2023, the Company repaid the full $14.8 million outstanding on the revolver using proceeds from the sale- leasebacks discussed in Note 12.

Financial covenants

Restrictive financial covenants under the Credit Facility include:

●	A Consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:
-	Fiscal Quarter Ending September 30, 2024 and each Fiscal Quarter thereafter, to not be less than 1.10 to 1.00.

●	A Revolver Loan Turnover Ratio to not be less than the following during each noted period:
-	Fiscal Quarter Ending June 30, 2023 and each Fiscal Quarter thereafter, to not be less than 2.50 to 1.00.

●	A Term Loan Loan-to-Value Ratio to not be greater than the following during each noted period:
-	Fiscal Quarter Ending June 30, 2023 and each Fiscal Quarter thereafter, to not be more than 60%.

●	A Minimum EBITDA to not be less than the following during each noted period
-	Quarterly Test Period Ended June 30, 2023 - $1,039,102
-	Semi-Annual Test Period Ended September 30, 2023 - $8,657,960
-	Tri-Quarterly Test Period Ended December 31, 2023 - $14,975,675
-	Last-Twelve-Months Test Period Ended March 31, 2024 - $29,703,993
-	Last-Twelve-Months Test Period Ended June 30, 2024 - $45,857,579
●	The Company shall maintain Liquidity of greater than $15.0 million at all times.

In addition, the Credit Facility contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company was in compliance with all financial covenants as of June 30, 2023.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of June 30, 2023 and December 31, 2022, the carrying value of this debt was $2.2 million and $1.0 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12.0 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of June 30, 2023, the carrying value of this debt was $2.4 million.

12.Other Long-Term Liabilities

Other long-term liabilities at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Sale-leaseback arrangements	$25,323	$15,156
Deferred compensation	1,377	1,639
Accrued liabilities expected to be covered by insurance	342	277
Total other long-term liabilities	$27,042	$17,072

Sale-Leaseback Arrangements

On May 15, 2023, the Company entered into a $13.0 million sale-leaseback of certain equipment in which the Company will leaseback the equipment for terms ranging from one to three years. The transaction above was recorded as failed sale-leasebacks.

Concurrent with the sale of Company’s Port Lavaca South Yard property, the Company entered into a twenty-year lease agreement whereby the Company will lease back the property at an annual rental rate of approximately $1.1 million, subject to annual rent increases of 2.5%. Under the lease agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. The portion of the above transaction above related to the building was recorded as a failed sale-leaseback.

On September 27, 2019, the Company entered into a purchase and sale agreement. Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its 17300 & 17140 Market Street location in Channelview, Texas for a purchase price of $19.1 million. Concurrent with the sale of the property, the Company entered into a fifteen-year lease agreement whereby the Company will lease back the property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the lease agreement, the Company has two consecutive options to extend the term of the lease by ten years for each such option. The transaction above was recorded as failed sale-leasebacks.

Related to the failed sale-leasebacks the Company recorded liabilities for the amounts received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms.

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

Income tax expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Income tax (benefit) expense	$(42)	$(681)	$598	$643
Effective tax rate	14.1%	18.2%	(4.9)%	(8.8)%

The effective rate for the three and six months ended June 30, 2023 differed from the Company’s statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended June 30, 2023 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, management believes that a valuation allowance on the net deferred tax assets at June 30, 2023 remains appropriate.

The Company does not expect that unrecognized tax benefits as of June 30, 2023 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended June 30, 2023 and 2022, the Company had 247,945 and 662,289 securities, respectively, that were potentially dilutive in earnings per share calculations. For the six months ended June 30, 2023 and 2022, the Company had 264,204 and 671,318 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and six months ended June 30, 2023 and 2022. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic:
Weighted average shares outstanding	32,290,392	30,949,298	32,235,842	30,960,277
Diluted:
Total basic weighted average shares outstanding	32,290,392	30,949,298	32,235,842	30,960,277
Effect of potentially dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	32,290,392	30,949,298	32,235,842	30,960,277

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

In the three months ended June 30, 2023 and 2022, compensation expense related to stock-based awards outstanding was $0.9 million and $0.8 million, respectively. In the six months ended June 30, 2023 and 2022, compensation expense related to stock-based awards outstanding was $1.5 million and $1.2 million, respectively. In the three months ended June 30, 2023 and 2022, payments related to tax withholding for stock-based compensation for certain officers of the Company was less than $0.1 million and $0.1 million, respectively. In the six months ended June 30, 2023 and 2022, payments related to tax withholding for stock-based compensation for certain officers of the Company was $0.2 million and $0.1 million, respectively.

In January 2023, certain officers and executives of the Company were awarded a total of 180,833 shares of restricted common stock with a vesting period of three years and a fair value of $3.00 per share.

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

In May 2023, the Company granted an executive of the Company 4,000 shares of restricted common stock with a vesting period of three years and a fair value of $2.50 per share.

In May 2023, the Company’s seven independent directors were awarded an aggregate of 238,637 shares of restricted common stock. The shares vested immediately on the date of the grant. The fair value on the date of grant of all shares awarded was $2.64 per share.

In the three and six months ended June 30, 2023 and 2022, there were no options exercised.

At June 30, 2023, total unrecognized compensation expense related to unvested stock was approximately $2.8 million, which is expected to be recognized over a period of approximately 2.2 years.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Marine
Contract revenues	$100,543	$82,319	$179,841	$166,799
Operating income (loss)	$3,492	$2,516	$(2,588)	$4,356
Depreciation and amortization expense	$(3,812)	$(4,236)	$(7,647)	$(8,559)

Total assets	$265,913	$219,138	$265,913	$219,138
Property and equipment, net	$84,251	$92,813	$84,251	$92,813

Concrete
Contract revenues	$81,991	$112,256	$161,867	$202,707
Operating loss	$(1,453)	$(5,364)	$(6,016)	$(10,059)
Depreciation and amortization expense	$(1,531)	$(1,862)	$(3,142)	$(3,802)

Total assets	$103,296	$132,344	$103,296	$132,344
Property and equipment, net	$7,542	$11,494	$7,542	$11,494

There were none and $0.1 million in intersegment revenues between the Company’s two reportable segments for the three months ended June 30, 2023 and 2022, respectively. There were less than $0.1 million and $0.1 million in intersegment revenues between the Company’s two reportable segments for the six months ended June 30, 2023 and 2022, respectively. The marine segment had foreign revenues of $7.3 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively. The marine segment had foreign revenues of $10.0 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively. These revenues are derived from projects in the Caribbean Basin and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

18.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	June 30,	December 31,
Leases	2023	2022
Assets
Operating lease right-of-use assets, net (1)	$22,010	$14,978
Financing lease right-of-use assets, net (2)	14,684	15,839
Total assets	$36,694	$30,817
Liabilities
Current
Operating	$6,152	$4,738
Financing	3,515	4,031
Total current	9,667	8,769
Noncurrent
Operating	16,095	11,018
Financing	10,159	11,102
Total noncurrent	26,254	22,120
Total liabilities	$35,921	$30,889
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $11.3 million and $10.5 million as of June 30, 2023 and December 31, 2022, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $6.3 million and $5.1 million as of June 30, 2023 and December 31, 2022, respectively.

Other information related to lease term and discount rate is as follows:

	June 30,	December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	7.02	3.90
Financing leases	3.82	4.36
Weighted Average Discount Rate
Operating leases	8.95%	4.86%
Financing leases	5.73%	5.62%

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs:
Operating lease cost	$1,553	$1,087	$2,943	$2,404
Short-term lease cost (1)	500	302	1,141	618
Financing lease costs:
Interest on lease liabilities	194	183	389	350
Amortization of right-of-use assets	750	786	1,475	1,546
Total lease cost	$2,997	$2,358	$5,948	$4,918
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,042	$2,281
Operating cash flows for finance leases	$389	$350
Financing cash flows for finance leases	$1,618	$1,472
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$9,539	$5,340
ROU assets obtained in exchange for new financing lease liabilities	$1,520	$8,790

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2023 (excluding the six months ended June 30, 2023)	$3,881	$2,212
2024	7,156	4,424
2025	5,041	3,660
2026	2,602	1,834
2027	2,354	1,529
Thereafter	13,083	1,583
Total future minimum lease payments	34,117	15,242
Less - amount representing interest	11,870	1,568
Present value of future minimum lease payments	22,247	13,674
Less - current lease obligations	6,152	3,515
Long-term lease obligations	$16,095	$10,159

19.Related Party Transaction

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s portion of work as a dedicated subcontractor totals $435.4 million. For the three and six months ended June 30, 2023 the Company’s revenue related to the joint venture subcontract was approximately $25.5 million.

20.Subsequent Event

On July 28, 2023, the Company received a termination notice from Equity Resource Partners - East West, LLC, a Georgia limited liability company, who had contracted to purchase two parcels of land in Harris County, Texas (approximately 341.3 acres), previously used by the Company as dredge placement areas.

1

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

Consolidated Results of Operations

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which is generally less than a year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve-month period. We have not been adversely affected by contract cancellations or modifications in the past, however we may be in the future, especially in periods of economic uncertainty.

Backlog as of the periods ended below are as follows (in millions):

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Marine segment	$614.9	$187.0	$216.7	$280.2	$281.0
Concrete segment	203.8	280.4	232.1	268.4	322.2
Consolidated	$818.7	$467.4	$448.8	$548.6	$603.2

We are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $2.8 billion of quoted bids outstanding at quarter end, of which over $84 million we have been awarded contracts subsequent to the end of the fiscal quarter ended June 30, 2023.

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

Three months ended June 30, 2023 compared with three months ended Jun 30, 2022.

	Three months ended June 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$182,534	100.0%	$194,575	100.0%
Cost of contract revenues	168,748	92.4%	180,244	92.6%
Gross profit	13,786	7.6%	14,331	7.4%
Selling, general and administrative expenses	18,119	10.0%	17,233	8.9%
Amortization of intangible assets	162	0.1%	310	0.2%
Gain on disposal of assets, net	(6,534)	(3.6)%	(364)	(0.2)%
Operating income (loss)	2,039	1.1%	(2,848)	(1.5)%
Other (expense) income:
Other income	250	0.1%	55	—%
Interest income	41	—%	16	—%
Interest expense	(2,627)	(1.4)%	(958)	(0.4)%
Other expense, net	(2,336)	(1.3)%	(887)	(0.4)%
Loss before income taxes	(297)	(0.2)%	(3,735)	(1.9)%
Income tax benefit	(42)	(0.1)%	(681)	(0.3)%
Net loss	$(255)	(0.1)%	$(3,054)	(1.6)%

Contract Revenues. Contract revenues for the three months ended June 30, 2023 of $182.5 million decreased $12.1 million or 6.2% as compared to $194.6 million in the prior year period. The decrease was primarily due to our decision to exit the unprofitable concrete business in central Texas, partially offset by an increase in marine segment revenue primarily related to the Pearl Harbor, Hawaii drydock project.

Gross Profit.  Gross profit was $13.8 million for the three months ended June 30, 2023 compared to $14.3 million in the prior year period, a decrease of $0.5 million or 3.7%. Gross profit in the second quarter was 7.6% of total contract revenues as compared to 7.4% in the prior year period. The increase in gross profit margin was primarily driven by margin improvements in the concrete business, partially offset by lower equipment and labor utilization in our marine segment as compared to the prior year period.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses were $18.1 million for the three months ended June 30, 2023 compared to $17.2 million in the prior year period, an increase of $0.9 million or 5.1%. As a percentage of total contract revenues, SG&A expenses increased from 8.9% to 9.9%, primarily due to lower revenues in the current period. The increase in SG&A dollars reflected an increase in compensation expense for key new hires, partially offset by lower consulting expense related to the completion of the management transition.

Gain on Disposal of Assets, net. During the three months ended June 30, 2023 and 2022, we realized $6.5 million and $0.4 million, respectively, of net gains on disposal of assets. The three months ended June 30, 2023 included a gain of $5.2 million related to the sale-leaseback of our Port Lavaca South Yard property in Texas.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Benefit. We recorded tax benefit of less than $0.1 million in the three months ended June 30, 2023, compared to tax benefit of $0.7 million in the prior year period. Our effective tax rate for the three months ended June 30, 2023 differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Six months ended June 30, 2023 compared with six months ended June 30, 2022.

	Six months ended June 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$341,708	100.0%	$369,506	100.0%
Cost of contract revenues	322,082	94.3%	342,359	92.7%
Gross profit	19,626	5.7%	27,147	7.3%
Selling, general and administrative expenses	35,136	10.2%	33,403	8.9%
Amortization of intangible assets	324	0.1%	620	0.2%
Gain on disposal of assets, net	(7,230)	(2.1)%	(1,173)	(0.3)%
Operating loss	(8,604)	(2.5)%	(5,703)	(1.5)%
Other (expense) income:
Other income	543	0.2%	99	—%
Interest income	69	—%	35	—%
Interest expense	(4,260)	(1.3)%	(1,698)	(0.5)%
Other expense, net	(3,648)	(1.1)%	(1,564)	(0.5)%
Loss before income taxes	(12,252)	(3.6)%	(7,267)	(2.0)%
Income tax expense	598	0.2%	643	0.1%
Net loss	$(12,850)	(3.8)%	$(7,910)	(2.1)%

Contract Revenues. Contract revenues for the six months ended June 30, 2023 of $341.7 million decreased $27.8 million or 7.5% as compared to $369.5 million in the prior year period. The decrease was primarily due to weather and customer delays in both businesses and a reduction of concrete segment revenue in central Texas, partially offset by an increase in marine segment revenue primarily related to the Hawaii drydock project.

Gross Profit.  Gross profit was $19.6 million for the six months ended June 30, 2023 compared to $27.1 million in the prior year period, a decrease of $7.5 million or 27.6%. Gross profit in the six months ended June 30, 2023 was 5.7% of total contract revenues as compared to 7.3% in the prior year period. This decrease was primarily due to the impact of weather in Texas in the first quarter of 2023, which lowered labor and equipment utilization and the  completion of low-margin projects resulting in write-downs in both the marine and concrete businesses.  This was partly offset by actions to manage costs during project delays including reallocating equipment, reducing the size of the fleet and headcount reductions, as well as realizing margin improvements in the concrete business that reflected our margin improvement initiatives.

Selling, General and Administrative Expense.  SG&A expenses were $35.1 million for the six months ended June 30, 2023 compared to $33.4 million in the prior year period, an increase of $1.7 million or 5.2%. As a percentage of total contract revenues, SG&A expenses increased from 8.9% to 10.2%, primarily due to lower revenues in the current period. The increase in SG&A dollars was primarily due to an increase in compensation expense, partially offset by lower consulting expense related to the completion of the management transition.

Gain on Disposal of Assets, net. During the six months ended June 30, 2023 and 2022, we realized $7.2 million and $1.2 million, respectively, of net gains on disposal of assets. The six months ended June 30, 2023 included a gain of $5.2 million related to the sale-leaseback of our Port Lavaca South Yard property in Texas.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded tax expense of $0.6 million in both the six months ended June 30, 2023, and in the prior year period. Our effective tax rate for the six months ended June 30, 2023 differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues.

Three months ended June 30, 2023 compared with three months ended June 30, 2022.

	Three months ended June 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$74,743	74.3%	$52,280	63.5%
Private sector	25,800	25.7%	30,039	36.5%
Marine segment total	$100,543	100.0%	$82,319	100.0%
Concrete segment
Public sector	$5,542	6.8%	$7,505	6.7%
Private sector	76,449	93.2%	104,751	93.3%
Concrete segment total	$81,991	100.0%	$112,256	100.0%
Total	$182,534		$194,575

Operating income (loss)
Marine segment	$3,492	3.5%	$2,516	3.1%
Concrete segment	(1,453)	(1.8)%	(5,364)	(4.8)%
Total	$2,039		$(2,848)

Marine Segment

Revenues for our marine segment for the three months ended June 30, 2023 were $100.5 million compared to $82.3 million for the three months ended June 30, 2022, an increase of $18.2 million, or 22.1%. The increase was primarily related to the Hawaii drydock project.

Operating income for our marine segment for the three months ended June 30, 2023 was $3.5 million, compared to $2.5 million for the three months ended June 30, 2022, an increase in operating income of $1.0 million. Adjusted for the gain on the Port Lavaca South Yard property sale-leaseback in Texas operating loss for the three months ended June 30, 2023 was $1.7 million or a decrease of $4.2 million. This decrease in operating income was primarily due to lower labor and equipment utilization.

Concrete Segment

Revenues for our concrete segment for the three months ended June 30, 2023 were $82.0 million compared to $112.3 million for the three months ended June 30, 2022, a decrease of $30.3 million, or 27.0%. This decrease was primarily due to a reduction of revenue in central Texas in 2023.

Operating loss for our concrete segment for the three months ended June 30, 2023 was $1.5 million, compared to $5.4 million for the three months ended June 30, 2022, a decrease in operating loss of $3.9 million. This decrease in operating loss was primarily due to higher gross margin on delivered projects.

Six months ended June 30, 2023 compared with six months ended June 30, 2022.

	Six months ended June 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$132,669	73.8%	$109,588	65.7%
Private sector	47,172	26.2%	57,211	34.3%
Marine segment total	$179,841	100.0%	$166,799	100.0%
Concrete segment
Public sector	$9,688	6.0%	$12,998	6.4%
Private sector	152,179	94.0%	189,709	93.6%
Concrete segment total	$161,867	100.0%	$202,707	100.0%
Total	$341,708		$369,506

Operating (loss) income
Marine segment	$(2,588)	(1.4)%	$4,356	2.6%
Concrete segment	(6,016)	(3.7)%	(10,059)	(5.0)%
Total	$(8,604)		$(5,703)

Marine Segment

Revenues for our marine segment for the six months ended June 30, 2023 were $179.8 million compared to $166.8 million for the six months ended June 30, 2022, an increase of $13.0 million, or 7.8%. The increase was primarily related to the Hawaii drydock replacement project.

Operating loss for our marine segment for the six months ended June 30, 2023 was $2.6 million, compared to operating income of $4.4 million for the six months ended June 30, 2022, a decrease in operating income of $7.0 million. Adjusted for the gain on the Port Lavaca South Yard property sale-leaseback in Texas operating loss for the six months ended June 30, 2023 was $7.8 million or a decrease of $12.2 million. This decrease in operating income was primarily due to the completion of low-margin projects resulting in write-downs and lower labor and equipment utilization.

Concrete Segment

Revenues for our concrete segment for the six months ended June 30, 2023 were $161.9 million compared to $202.7 million for the six months ended June 30, 2022, a decrease of $40.8 million, or 20.1%. This decrease was primarily due to a reduction of revenue in central Texas.

Operating loss for our concrete segment for the six months ended June 30, 2023 was $6.0 million, compared to $10.1 million for the six months ended June 30, 2022, a decrease in operating loss of $4.1 million. This decrease in operating loss was primarily due to lower indirect costs due to the exit of the central Texas region.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope and timing of delivery of our projects. At June 30, 2023, our working capital was $60.8 million, as compared with $31.1 million at December 31, 2022. As of June 30, 2023, we had unrestricted cash on hand of $8.9 million. Our borrowing availability under our revolving credit facility at June 30, 2023 was approximately $51.2 million.

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

The following table provides information regarding our cash flows and our capital expenditures for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(255)	$(3,054)	$(12,850)	$(7,910)
Adjustments to remove non-cash and non-operating items	1,511	8,018	8,179	15,069
Cash flow from net income after adjusting for non-cash and non-operating items	1,256	4,964	(4,671)	7,159
Change in operating assets and liabilities (working capital)	(10,199)	(3,348)	(7,305)	4,517
Cash flows (used in) provided by operating activities	$(8,943)	$1,616	$(11,976)	$11,676
Cash flows provided by (used in) investing activities	$8,341	$(4,148)	$7,041	$(6,958)
Cash flows provided by (used in) financing activities	$8,182	$3,895	$11,576	$(8,922)

Capital expenditures (included in investing activities above)	$(2,415)	$(4,478)	$(4,291)	$(8,001)

Operating Activities. During the three months ended June 30, 2023, we used approximately $8.9 million in cash from our operating activities. The net cash outflow is comprised of $1.3 million of cash inflows from net income, after adjusting for non-cash items, partially offset by $10.2 million of outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $11.4 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period, a $1.3 million decrease in operating lease liabilities, $0.6 million of cash outflows pursuant to the relative timing and significance of project progression and billings during the period and $1.1 million of other outflows, partially offset by $4.2 million cash inflow from the decrease in prepaid expenses.

During the six months ended June 30, 2023, we used approximately $12.0 million in cash from our operating activities. The net cash outflow is comprised of $4.7 million of cash outflows from net loss, after adjusting for non-cash items and by $7.3 million of outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $19.4 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period, $2.5 million decrease in operating lease liabilities and $0.3 million of other outflows, partially offset by

$12.1 million cash inflows pursuant to the relative timing and significance of project progression and billings during the period and $2.8 million of cash inflows from the decrease in prepaid expenses.

Investing Activities. Capital asset additions and betterments to our fleet were $2.4 million in the three months ended June 30, 2023, as compared with $4.5 million in the three months ended June 30, 2022. Proceeds from the sale of property and equipment were $10.8 million in the three months ended June 30, 2023, as compared with $0.3 million in the three months ended June 30, 2022. Included in the three months ended June 30, 2023 is $8.1 million of proceeds related to the sale-leaseback of the Port Lavaca South Yard property in Texas.

Capital asset additions and betterments to our fleet were $4.3 million in the six months ended June 30, 2023, as compared with $8.0 million in the six months ended June 30, 2022. Proceeds from the sale of property and equipment were $11.3 million in the six months ended June 30, 2023, as compared with $1.0 million in the six months ended June 30, 2022. Included in the six months ended June 30, 2023 is $8.1 million of proceeds related to the sale-leaseback of the Port Lavaca South Yard property in Texas.

Financing Activities. During the three months ended June 30, 2023, we had borrowings of $38.0 million on the White Oak term loan and borrowings of $14.8 million on the White Oak revolver and had repayments of $40.0 million on our prior credit agreement and repayments of $14.8 million on the White Oak revolver, had proceeds from failed sales-leasebacks of $24.3 million, had proceeds of $2.4 million related to the Port Lavaca land sale-leaseback financing, loan costs of $5.4 million, payments on finance lease liabilities of $0.8 million and a cash outflow of less than $0.1 million for payments related to tax withholdings for share-based compensation.

During the six months ended June 30, 2023, we had borrowings of $5.0 million on our prior credit agreement, $38.0 million on the White Oak term loan and borrowings of $14.8 million on the White Oak revolver and had repayments of $40.0 million on our prior credit agreement and repayments of $14.8 million on the White Oak revolver, had proceeds from failed sales-leasebacks of $24.3 million, had proceeds of $2.4 million related to the Port Lavaca land sale-leaseback financing, loan costs of $6.0 million, payments on finance lease liabilities of $1.6 million and a cash outflow of $0.2 million for payments related to tax withholdings for share-based compensation.

Sources of Capital

On May 15, 2023, we entered into a new three-year $103.0 million Credit Agreement with White Oak which includes a $65.0 million asset based revolving credit facility and a $38.0 million fixed asset term loan. Please see  “Note 11 – Debt” in our unaudited condensed consolidated financial statements for a more detailed description of the Credit Agreement.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At June 30, 2023, the capacity under our current bonding arrangement was at least $750 million, with approximately $475 million of projects being bonded. We believe our balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At June 30, 2023, we had $38.0 million in outstanding borrowings under our credit facility, with a weighted average ending interest rate of 13.29%. Based on the amounts outstanding under our credit facility as of June 30, 2023, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.4 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of equity securities in the period ended June 30, 2023.

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

Exhibit Number	Description
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

10.3

Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto,

as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2023 (File No. 001-33891)).

10.4

Land Sale-Leaseback Contract, dated June 21, 2023, by and between Orion Marine Construction, Inc., a Florida corporation, and Pelican Marine Services, LLC, a Louisiana limited liability company. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2023 (File No. 001-33891)).

10.5

Land Sale-Leaseback Contract, dated June 5, 2023, by and between Orion Marine Construction, Inc., a Florida corporation, and Store Capital Acquisitions, LLC, a Delaware limited liability company. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2023 (File No. 001-33891)).

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

ORION GROUP HOLDINGS, INC.

July 28, 2023	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

July 28, 2023	By:	/s/ Scott Thanisch
Scott Thanisch Executive Vice President and Chief Financial Officer