Form 10-Q
period 2023-09-30
Orion Group Holdings Inc
filed 2023-10-27
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

32,424,399
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

There were 32,491,110 shares of common stock outstanding as of October 26, 2023.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2023

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,881	$3,784
Accounts receivable:
Trade, net of allowance for credit losses of $496 and $606, respectively	111,624	106,758
Retainage	55,096	50,873
Income taxes receivable	468	402
Other current	3,820	3,526
Inventory	2,885	2,862
Contract assets	44,618	43,903
Prepaid expenses and other	6,073	8,229
Total current assets	228,465	220,337
Property and equipment, net of depreciation	89,585	100,977
Operating lease right-of-use assets, net of amortization	27,374	14,978
Financing lease right-of-use assets, net of amortization	20,601	15,839
Inventory, non-current	5,961	5,469
Intangible assets, net of amortization	6,934	7,317
Deferred income tax asset	54	70
Other non-current	1,248	2,168
Total assets	$380,222	$367,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$13,852	$34,956
Accounts payable:
Trade	49,435	87,605
Retainage	1,799	1,198
Accrued liabilities	31,847	18,466
Income taxes payable	525	522
Contract liabilities	47,655	37,720
Current portion of operating lease liabilities	9,089	4,738
Current portion of financing lease liabilities	6,342	4,031
Total current liabilities	160,544	189,236
Long-term debt, net of debt issuance costs	36,452	716
Operating lease liabilities	18,406	11,018
Financing lease liabilities	12,920	11,102
Other long-term liabilities	26,149	17,072
Deferred income tax liability	119	211
Total liabilities	254,590	229,355
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 33,053,341 and 32,770,550 issued; 32,342,110 and 32,059,319 outstanding at September 30, 2023 and December 31, 2022, respectively	331	328
Treasury stock, 711,231 shares, at cost, as of September 30, 2023 and December 31, 2022, respectively	(6,540)	(6,540)
Additional paid-in capital	189,523	188,184
Retained loss	(57,682)	(44,172)
Total stockholders’ equity	125,632	137,800
Total liabilities and stockholders’ equity	$380,222	$367,155

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Contract revenues	$168,476	$182,621	$510,184	$552,127
Costs of contract revenues	149,406	169,189	471,488	511,548
Gross profit	19,070	13,432	38,696	40,579
Selling, general and administrative expenses	17,135	15,380	52,271	48,783
Amortization of intangible assets	59	309	383	929
Gain on disposal of assets, net	(685)	(3,388)	(7,915)	(4,561)
Operating income (loss)	2,561	1,131	(6,043)	(4,572)
Other (expense) income:
Other income	49	48	592	147
Interest income	21	36	90	71
Interest expense	(3,414)	(1,215)	(7,674)	(2,913)
Other expense, net	(3,344)	(1,131)	(6,992)	(2,695)
Loss before income taxes	(783)	—	(13,035)	(7,267)
Income tax (benefit) expense	(123)	(247)	475	396
Net (loss) income	$(660)	$247	$(13,510)	$(7,663)

Basic (loss) income per share	$(0.02)	$0.01	$(0.42)	$(0.25)
Diluted( loss) income per share	$(0.02)	$0.01	$(0.42)	$(0.25)
Shares used to compute (loss) income per share:
Basic	32,384,446	31,613,519	32,285,921	31,180,417
Diluted	32,384,446	31,613,519	32,285,921	31,180,417

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information) (Unaudited)

(Unaudited)
	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2022	32,770,550	$328	(711,231)	$(6,540)	$188,184	$(44,172)	$137,800
Stock-based compensation	—	—	—	—	524	—	524
Issuance of restricted stock	187,775	2	—	—	(2)	—	—
Forfeiture of restricted stock	(8,977)	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(62,876)	(1)	—	—	(171)	—	(172)
Net loss	—	—	—	—	—	(12,595)	(12,595)
Balance, March 31, 2023	32,886,472	$329	(711,231)	$(6,540)	$188,535	$(56,767)	$125,557
Stock-based compensation	—	—	—	—	945	—	945
Issuance of restricted stock	242,637	2	—	—	(2)	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(6,341)	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	(255)	(255)
Balance, June 30, 2023	33,122,768	$331	(711,231)	$(6,540)	$189,461	$(57,022)	$126,230
Stock-based compensation	—	—	—	—	364	—	364
Issuance of restricted stock	12,862	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(82,289)	—	—	—	(302)	—	(302)
Net loss	—	—	—	—	—	(660)	(660)
Balance, September 30, 2023	33,053,341	$331	(711,231)	$(6,540)	$189,523	$(57,682)	$125,632

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2021	31,712,457	$317	(711,231)	$(6,540)	$185,881	$(31,560)	$148,098
Stock-based compensation	—	—	—	—	370	—	370
Issuance of restricted stock	8,929	—	—	—	—	—	—
Forfeiture of restricted stock	(39,922)	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(4,739)	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	(4,856)	(4,856)
Balance, March 31, 2022	31,676,725	$317	(711,231)	$(6,540)	$186,236	$(36,416)	$143,597
Stock-based compensation	—	—	—	—	794	—	794
Issuance of restricted stock	623,655	6	—	—	(6)	—	—
Forfeiture of restricted stock	(302,561)	(3)	—	—	3	—	—
Payments related to tax withholding for stock-based compensation	(31,004)	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	—	(3,054)	(3,054)
Balance, June 30, 2022	31,966,815	$320	(711,231)	$(6,540)	$186,945	$(39,470)	$141,255
Stock-based compensation	—	—	—	—	951	—	951
Issuance of restricted stock	905,915	9	—	—	(9)	—	—
Forfeiture of restricted stock	(3,750)	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(102,864)	(1)	—	—	(286)		(287)
Net income	—	—	—	—	—	247	247
Balance, September 30, 2022	32,766,116	$328	(711,231)	$(6,540)	$187,601	$(39,223)	$142,166

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,510)	$(7,663)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Operating activities:
Depreciation and amortization	13,874	16,035
Amortization of ROU operating leases	4,456	3,612
Amortization of ROU finance leases	3,008	2,391
Write-off of debt issuance costs upon debt modification	119	—
Amortization of deferred debt issuance costs	1,067	290
Deferred income taxes	(76)	20
Stock-based compensation	1,833	2,115
Gain on disposal of assets, net	(7,914)	(4,561)
Allowance for credit losses	26	262
Change in operating assets and liabilities:
Accounts receivable	(9,410)	(21,375)
Income tax receivable	(66)	(73)
Inventory	(514)	(893)
Prepaid expenses and other	3,076	6,239
Contract assets	(715)	(7,845)
Accounts payable	(36,223)	27,339
Accrued liabilities	7,096	(2,329)
Operating lease liabilities	(4,566)	(3,556)
Income tax payable	3	(84)
Contract liabilities	9,935	(823)
Net cash (used in) provided by operating activities	(28,501)	9,101
Cash flows from investing activities:
Proceeds from sale of property and equipment	12,069	4,472
Purchase of property and equipment	(6,678)	(10,627)
Net cash provided by (used in) investing activities	5,391	(6,155)
Cash flows from financing activities:
Borrowings on credit	89,491	9,000
Payments made on borrowings on credit	(73,236)	(18,219)
Proceeds from failed sale-leaseback arrangement	14,140	—
Proceeds from sale-leaseback financing	2,359	—
Loan costs from borrowings on credit	(6,532)	(664)
Payments of finance lease liabilities	(2,524)	(2,235)
Payments related to tax withholding for share-based compensation	(491)	(384)
Net cash provided by (used in) financing activities	23,207	(12,502)
Net change in cash, cash equivalents and restricted cash	97	(9,556)
Cash, cash equivalents and restricted cash at beginning of period	3,784	12,293
Cash, cash equivalents and restricted cash at end of period	$3,881	$2,737

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,111	$1,990
Taxes, net of refunds	$615	$533

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Thousands, Except Share and per Share Amounts)

(Unaudited)

1.Description of Business and Basis of Presentation

Description of Business

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the “Company”), provide a broad range of specialty construction services in the infrastructure, industrial, and building sectors, provides services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through its marine segment and its concrete segment. The Company’s marine segment provides construction and dredging services relating to marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design and specialty services. Its concrete segment provides turnkey concrete construction services including place and finish, site prep, layout, forming, and rebar placement for large commercial, structural and other associated business areas. The Company is headquartered in Houston, Texas with regional offices throughout its operating areas.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results realizable for the year ending December 31, 2023.

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

Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and reported revenue and are recognized in the period in which the revisions are determined. The effect of changes in estimates of contract revenue or contract costs is recognized as an adjustment to recognized revenue on a cumulative catch-up basis to match contract progress with revenue recognition. When the Company anticipates a loss on a contract that is not yet complete, it recognizes the entire loss in the period in which such losses are determined. Revenue is recorded net of any sales taxes collected and paid on behalf of the customer, if applicable.

Contract revenue is derived from the original contract price as modified by agreed-upon change orders and estimates of variable consideration related to incentive fees and change orders or claims for which price has not yet been agreed by the customer. The Company estimates variable consideration based on its assessment of the most likely amount to which it expects to be entitled. Variable consideration is included in the estimated recognition of revenue to the extent it is probable that a significant reversal of cumulative recognized revenue will not occur. A determination that the collection of a claim is probable is based upon the Company’s evaluation of its compliance with the terms of the contract and the extent to which the Company performed in accordance therewith but does not guarantee collection in full.

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

Classification of Current Assets and Liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the next twelve months.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at September 30, 2023 and December 31, 2022 consisted primarily of overnight bank deposits.

Risk Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of accounts receivable.

A significant portion of the Company’s revenue base depends on its ability to continue to obtain federal, state and local governmental contracts, and indirectly, on the amount of funding available to these agencies for new and current governmental projects. Therefore, a portion of the Company’s operations is dependent upon the level and timing of government funding. Statutory mechanics liens provide the Company high priority in the event of lien foreclosures following financial difficulties of private owners, thus minimizing credit risk with private customers.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company had significant investments in billed and unbilled receivables as of September 30, 2023 and December 31, 2022. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than its carrying value. As of September 30, 2023 and December 31, 2022, the Company had recorded an allowance for credit losses of $0.5 million and $0.6 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at September 30, 2023 totaled $55.1 million, of which $4.8 million is expected to be collected beyond September 30, 2024. Retainage at December 31, 2022 totaled $50.9 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of September 30, 2023 or December 31, 2022.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There was $0.8 million of assets classified as held for sale as of both September 30, 2023 and December 31, 2022 included in prepaid expenses and other in the Company’s condensed consolidated balance sheets.

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

See Note 9 for additional discussion of intangible assets.

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

The total accrual for insurance claims liabilities was $4.3 million and $5.8 million at September 30, 2023 and December 31, 2022, respectively, reflected as a component of accrued liabilities in the condensed consolidated balance sheets.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Marine Segment
Construction	$58,162	$56,765	$189,895	$169,127
Dredging	9,444	17,408	44,993	63,894
Specialty Services	13,307	1,925	25,866	9,876
Marine segment contract revenues	$80,913	$76,098	$260,754	$242,897

Concrete Segment
Structural	$12,268	$15,070	$41,849	$46,610
Light Commercial	75,295	91,453	207,581	262,620
Concrete segment contract revenues	$87,563	$106,523	$249,430	$309,230

Total contract revenues	$168,476	$182,621	$510,184	$552,127

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

The table below presents the concentrations of current receivables (trade and retainage) at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023		December 31, 2022
Federal Government	$16,408	10%	$4,612	3%
State Governments	2,206	1%	3,111	2%
Local Governments	21,196	13%	16,197	10%
Private Companies	127,406	76%	134,317	85%
Gross receivables	167,216	100%	158,237	100%
Allowance for credit losses	(496)		(606)
Net receivables	$166,720		$157,631

At both September 30, 2023 and December 31, 2022, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2023	%	2022	%	2023	%	2022	%
Federal Government	$27,336	16%	$15,394	8%	$94,808	19%	$57,923	11%
State Governments	12,360	7%	17,836	10%	44,864	9%	39,293	7%
Local Governments	29,422	17%	31,609	17%	71,803	14%	90,209	16%
Private Companies	99,358	59%	117,782	65%	298,709	59%	364,702	66%
Total contract revenues	$168,476	99%	$182,621	100%	$510,184	101%	$552,127	100%

In the three months ended September 30, 2023, one customer in the Federal Government category accounted for 10.2% of total contract revenues. In the nine months ended September 30, 2023, no single customer accounted for more than 10.0% of total contract revenues. In the three and nine months ended September 30, 2022, no single customer accounted for more than 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 2.7% and 1.4% of total revenues for the three months ended September 30, 2023 and 2022, respectively, and 2.8% and 0.9% for the nine months ended September 30, 2023 and 2022, respectively, and were primarily located in the Caribbean Basin.

5.Contracts in Progress

Contracts in progress are as follows at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Costs incurred on uncompleted contracts	$1,428,144	$1,251,853
Estimated earnings	181,619	180,705
	1,609,763	1,432,558
Less: Billings to date	(1,612,800)	(1,426,375)
	$(3,037)	$6,183
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Contract assets	$44,618	$43,903
Contract liabilities	(47,655)	(37,720)
	$(3,037)	$6,183

Included in contract assets is approximately $14.1 million and $13.4 million at September 30, 2023 and December 31, 2022, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of September 30, 2023, the aggregate amount of the remaining performance obligations was approximately $877.5 million. Of this amount, the current expectation of the Company is that it will recognize $610.8 million, or 70%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Automobiles and trucks	$2,008	$2,232
Building and improvements	36,931	36,952
Construction equipment	125,521	130,660
Vessels and other equipment	91,308	91,495
Office equipment	6,909	6,885
	262,677	268,224
Less: Accumulated depreciation	(199,736)	(195,948)
Net book value of depreciable assets	62,941	72,276
Construction in progress	1,696	816
Land	24,948	27,885
	$89,585	$100,977

For the three months ended September 30, 2023 and 2022, depreciation expense was $4.5 million and $4.9 million, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense was $13.5 million and $15.1 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 11).

In the three and nine months ended September 30, 2023, the Company sold property and equipment. The book value of the assets and related accumulated depreciation were removed from the balance sheet and the Company recognized a net gain on the sales of $0.4 million and $7.0 million, respectively.

In the three and nine months ended September 30, 2022, the Company sold property and equipment. The book value of the assets and related accumulated depreciation were removed from the balance sheet and the Company recognized a net gain on the sales of $3.4 million and $4.6 million, respectively.

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s condensed consolidated financial statements for further discussion of property and equipment.

7.Other Current Accounts Receivable

Other current accounts receivable at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Accident loss receivables	$1,974	$1,328
Purchase incentive receivable	866	695
Bond premium dividend receivable	404	391
Vendor receivables	74	807
Other current accounts receivable	502	305
Total other current accounts receivable	$3,820	$3,526

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
September 30, 2023
Assets:
Cash surrender value of life insurance policy	$1,199	—	1,199	—
December 31, 2022
Assets:
Cash surrender value of life insurance policy	$1,811	—	1,811	—

Our concrete segment had life insurance policies with a combined face value of $11.1 million as of September 30, 2023. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at September 30, 2023 and December 31, 2022 approximated its carrying value of $56.0 million and $36.0 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

9.Intangible Assets

The tables below present the activity and amortization of finite-lived intangible assets:

	September 30,	December 31,
	2023	2022
Finite-lived intangible assets, beginning of period	$35,240	$35,240
Additions	—	—
Total finite-lived intangible assets, end of period	$35,240	$35,240

Accumulated amortization, beginning of period	$(34,815)	$(33,576)
Current year amortization	(383)	(1,239)
Total accumulated amortization	(35,198)	(34,815)

Net finite-lived intangible assets, end of period	$42	425
Infinite-lived intangible assets	6,892	6,892
Total net intangible assets	$6,934	$7,317

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the three months ended September 30, 2023 and 2022, $0.1 million and $0.3 million, respectively, of amortization expense was recognized for these assets. For the nine months ended September 30, 2023 and 2022, $0.4 million and $0.9 million, respectively, of amortization expense was recognized for these assets. The remaining future amortization expense will be amortized through fiscal year 2024.

The most recent annual impairment test of the Company’s indefinite-lived intangible asset concluded that the fair value of the trade name was in excess of the carrying value, therefore no impairment was recorded.

10.Accrued Liabilities

Accrued liabilities at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Accrued salaries, wages and benefits	$16,519	$7,605
Sale-leaseback arrangements	3,764	813
Accrued liabilities expected to be covered by insurance	4,340	5,757
Sales taxes	2,152	1,737
Property taxes	1,578	522
Interest	558	60
Accounting and audit fees	569	222
Other accrued expenses	2,367	1,750
Total accrued liabilities	$31,847	$18,466

11.Debt

On May 15, 2023, the Company entered into a new Credit Agreement with White Oak ABL, LLC and White Oak Commercial Finance, LLC which includes a $65.0 million asset based revolving credit facility and a $38.0 million fixed asset term loan (the “Credit Agreement”). The Company incurred debt issuance costs related to the Credit Agreement of $5.9 million which will be amortized over the life of the agreement. The Credit Facility has a maturity date of May 15, 2026. The Company used the proceeds of the new Credit Agreement to repay the $40.0 million outstanding on the Company’s prior credit facility. In connection, with the extinguishment of the prior credit facility the Company wrote off the remaining $0.1 million in debt issuance costs associated with the prior credit facility.

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

The Revolver initially bears interest at a rate of the 30-day SOFR plus 5.5% and the Term Loan at a rate of the 30-day SOFR plus 8.0%, subject to a SOFR floor of 4.0%. The quarterly weighted average interest rate for the Credit Facility, inclusive of the Company’s prior credit facility as of September 30, 2023 was 13.06%.

The Company’s obligations under debt arrangements consisted of the following:

	September 30, 2023			December 31, 2022
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Revolving line of credit	$—	$—	$—	$35,000	$(327)	$34,673
Term loan - current	15,000	(1,651)	13,349	—	—	—
Other debt	503	—	503	283	—	283
Total current debt	15,503	(1,651)	13,852	35,283	(327)	34,956
Revolving line of credit	13,531	—	13,531
Term loan - long-term	23,000	(4,021)	18,979	—	—	—
Other debt	3,942	—	3,942	716	—	716
Total long-term debt	40,473	(4,021)	36,452	716	—	716
Total debt	$55,976	$(5,672)	$50,304	$35,999	$(327)	$35,672

(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Credit Agreement and the termination and repayment of the Company’s prior credit facility.

Provisions of the revolving line of credit

The Company has a maximum borrowing capacity under the revolving line of credit (as defined in the Credit Agreement) of $65.0 million. There is a letter of credit sublimit that is equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the revolving line of credit. The revolving line of credit termination date is the earlier of the Credit Agreement termination date, May 15, 2026, or the date the outstanding balance is permanently reduced to zero, in accordance with the terms of the Credit Facility.

As of September 30, 2023, the Company had $13.5 million of borrowings under the revolving line of credit. The Company’s borrowing availability under its revolving credit facility at September 30, 2023 was approximately $31.7 million.

During the nine months ended September 30, 2023, the Company borrowed $46.5 million on the revolving line of credit. During the nine months ended September 30, 2023, the Company repaid $33.0 million outstanding on the revolving line of credit.

Financial covenants

Restrictive financial covenants under the Credit Agreement include:

●	A Consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:
-	Fiscal Quarter Ending September 30, 2024 and each Fiscal Quarter thereafter, to not be less than 1.10 to 1.00.

●	A Revolver Loan Turnover Ratio to not be less than the following during each noted period:
-	Fiscal Quarter Ending September 30, 2023 and each Fiscal Quarter thereafter, to not be less than 2.50 to 1.00.
●	A Term Loan Loan-to-Value Ratio to not be greater than the following during each noted period:
-	Fiscal Quarter Ending September 30, 2023 and each Fiscal Quarter thereafter, to not be more than 60%.

●	A Minimum EBITDA to not be less than the following during each noted period
-	Semi-Annual Test Period Ended September 30, 2023 - $8,657,960
-	Tri-Quarterly Test Period Ended December 31, 2023 - $14,975,675
-	Last-Twelve-Months Test Period Ended March 31, 2024 - $29,703,993
-	Last-Twelve-Months Test Period Ended June 30, 2024 - $45,857,579
●	The Company shall maintain Liquidity of greater than $15.0 million at all times.

In addition, the Credit Agreement contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company was in compliance with all financial covenants as of September 30, 2023.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of September 30, 2023 and December 31, 2022, the carrying value of this debt was $2.1 million and $1.0 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12.0 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of September 30, 2023, the carrying value of this debt was $2.4 million.

12.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Sale-leaseback arrangements	$24,521	$15,156
Deferred compensation	1,321	1,639
Accrued liabilities expected to be covered by insurance	307	277
Total other long-term liabilities	$26,149	$17,072

Sale-Leaseback Arrangements

On May 15, 2023, the Company entered into a $13.0 million sale-leaseback of certain equipment in which the Company will leaseback the equipment for terms ranging from one to three years. The transaction above was recorded as a failed sale-leaseback.

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

On September 27, 2019, the Company entered into a purchase and sale agreement. Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its 17300 & 17140 Market Street location in Channelview, Texas for a purchase price of $19.1 million. Concurrent with the sale of the property, the Company entered into a fifteen-year lease agreement whereby the Company will lease back the property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the lease agreement, the Company has two consecutive options to extend the term of the lease by ten years for each such option. The transaction above was recorded as a failed sale-leaseback.

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

Income tax (benefit) expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2023	2022		2023	2022
Income tax (benefit) expense	$(123)	$(247)		$475	$396
Effective tax rate	15.7%	N/M	%	(3.6)%	(5.4)%

The effective rate for the three and nine months ended September 30, 2023 differed from the Company’s statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended September 30, 2023 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, management believes that a valuation allowance on the net deferred tax assets at September 30, 2023 remains appropriate.

The Company does not expect that unrecognized tax benefits as of September 30, 2023 for certain federal income tax matters will significantly change due to any settlement and/or expiration of statutes of limitations over the next 12 months. The final outcome of these tax positions is not yet determinable. The Company’s uncertain tax benefits, if recognized, would affect the Company’s effective tax rate.

14.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended September 30, 2023 and 2022, the Company had 240,241 and 322,637 securities, respectively, that were potentially dilutive in earnings per share calculations. For the nine months ended September 30, 2023 and 2022, the Company had 256,128 and 553,813 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method.  The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and nine months ended September 30, 2023 and 2022. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic:
Weighted average shares outstanding	32,384,446	31,613,519	32,285,921	31,180,417
Diluted:
Total basic weighted average shares outstanding	32,384,446	31,613,519	32,285,921	31,180,417
Effect of potentially dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	32,384,446	31,613,519	32,285,921	31,180,417

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

In the three months ended September 30, 2023 and 2022, compensation expense related to stock-based awards outstanding was $0.4 million and $1.0 million, respectively. In the nine months ended September 30, 2023 and 2022, compensation expense related to stock-based awards outstanding was $1.8 million and $2.1 million, respectively. In the three months ended September 30, 2023 and 2022, payments related to tax withholding for stock-based compensation for certain officers of the Company was $0.3 million and $0.3 million, respectively. In the nine months ended September 30, 2023 and 2022, payments related to tax withholding for stock-based compensation for certain officers of the Company was $0.5 million and $0.4 million, respectively.

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

In July 2023, the Company granted an executive of the Company 12,862 shares of restricted common stock with a vesting period of three years and a fair value of $3.11 per share.

In the three and nine months ended September 30, 2023 and 2022, there were no options exercised.

At September 30, 2023, total unrecognized compensation expense related to unvested stock was approximately $2.4 million, which is expected to be recognized over a period of approximately 2.0 years.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Marine
Contract revenues	$80,913	$76,098	$260,754	$242,897
Operating income (loss)	$2,001	$5,197	$(587)	$9,553
Depreciation and amortization expense	$(4,771)	$(4,192)	$(12,418)	$(12,751)

Total assets	$269,409	$219,955	$269,409	$219,955
Property and equipment, net	$82,914	$91,338	$82,914	$91,338

Concrete
Contract revenues	$87,563	$106,523	$249,430	$309,230
Operating income (loss)	$560	$(4,066)	$(5,456)	$(14,125)
Depreciation and amortization expense	$(1,322)	$(1,873)	$(4,464)	$(5,675)

Total assets	$110,813	$128,201	$110,813	$128,201
Property and equipment, net	$6,671	$10,436	$6,671	$10,436

There were $0.1 million and less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the three months ended September 30, 2023 and 2022, respectively. There were $0.1 million and $0.1 million in intersegment revenues between the Company’s two reportable segments for the nine months ended September 30, 2023 and 2022, respectively. The marine segment had foreign revenues of $4.5 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively. The marine segment had foreign revenues of $14.5 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively. These revenues are derived from projects in the Caribbean Basin and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

18.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	September 30,	December 31,
Leases	2023	2022
Assets
Operating lease right-of-use assets, net (1)	$27,374	$14,978
Financing lease right-of-use assets, net (2)	20,601	15,839
Total assets	$47,975	$30,817
Liabilities
Current
Operating	$9,089	$4,738
Financing	6,342	4,031
Total current	15,431	8,769
Noncurrent
Operating	18,406	11,018
Financing	12,920	11,102
Total noncurrent	31,326	22,120
Total liabilities	$46,757	$30,889
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $13.3 million and $10.5 million as of September 30, 2023 and December 31, 2022, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $7.5 million and $5.1 million as of September 30, 2023 and December 31, 2022, respectively.

Other information related to lease term and discount rate is as follows:

	September 30,	December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	5.88	3.90
Financing leases	3.15	4.36
Weighted Average Discount Rate
Operating leases	9.20%	4.86%
Financing leases	5.38%	5.62%

The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease costs:
Operating lease cost	$2,497	$1,279	$5,440	$3,683
Short-term lease cost (1)	424	416	1,565	1,034
Financing lease costs:
Interest on lease liabilities	262	216	651	566
Amortization of right-of-use assets	1,533	845	3,008	2,391
Total lease cost	$4,716	$2,756	$10,664	$7,674
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,604	$3,646
Operating cash flows for finance leases	$651	$566
Financing cash flows for finance leases	$2,524	$2,235
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$17,525	$5,878
ROU assets obtained in exchange for new financing lease liabilities	$11,533	$8,790

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$2,751	$1,921
2024	10,717	7,490
2025	8,009	6,495
2026	2,768	1,966
2027	2,353	1,529
Thereafter	13,059	1,583
Total future minimum lease payments	39,657	20,984
Less - amount representing interest	12,162	1,722
Present value of future minimum lease payments	27,495	19,262
Less - current lease obligations	9,089	6,342
Long-term lease obligations	$18,406	$12,920

19.Related Party Transaction

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s portion of work as a dedicated subcontractor totals $435.4 million. For the three and nine months ended September 30, 2023 the Company’s revenue related to the joint venture subcontract was approximately $17.3 million and $42.8 million, respectively.

19.Subsequent Event

On October 25, 2023 the Company reached an agreement with White Oak to amend the Credit Agreement to extend the date of the mandatory $15 million term loan pre-payment to the earlier of three days after the sale of the East West Jones Placement Area or June 30, 2024; to accelerate the change in financial covenant test from minimum EBITDA to minimum FCCR to Q2 2024; and to modify certain other non-financial covenants.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, contract modifications and changes, including change orders and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10K”) may cause our actual results, performance- or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10Q speak only as of the date of this report; we disclaim- any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, this MD&A should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our 2022 Form 10K, Part 11, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10K and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

Orion Group Holdings, Inc., its subsidiaries and affiliates (hereafter collectively referred to as the “Company”), provide a broad range of specialty construction services in the infrastructure, industrial, and building sectors, provides services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through its marine segment and its concrete segment. The Company’s marine segment provides construction and dredging services relating to marine transportation facility construction, marine pipeline construction, marine environmental structures, dredging of waterways, channels and ports, environmental dredging, design and specialty services. Its concrete segment provides turnkey concrete construction services including place and finish, site prep, layout, forming, and rebar placement for large commercial, structural and other associated business areas. The Company is headquartered in Houston, Texas with regional offices throughout its operating areas.

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

Backlog as of the periods ended below are as follows (in millions):

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Marine segment	$699.9	$614.9	$187.0	$216.7	$280.2
Concrete segment	177.6	203.8	280.4	232.1	268.4
Consolidated	$877.5	$818.7	$467.4	$448.8	$548.6

We are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $2.8 billion of quoted bids outstanding at quarter end, of which over $43 million resulted in the award of contracts subsequent to the end of the fiscal quarter ended September 30, 2023.

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

Three months ended September 30, 2023 compared with three months ended September 30, 2022.

	Three months ended September 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$168,476	100.0%	$182,621	100.0%
Cost of contract revenues	149,406	88.7%	169,189	92.6%
Gross profit	19,070	11.3%	13,432	7.4%
Selling, general and administrative expenses	17,135	10.2%	15,380	8.5%
Amortization of intangible assets	59	—%	309	0.2%
Gain on disposal of assets, net	(685)	(0.4)%	(3,388)	(1.9)%
Operating income (loss)	2,561	1.5%	1,131	0.6%
Other (expense) income:
Other income	49	—%	48	—%
Interest income	21	—%	36	—%
Interest expense	(3,414)	(2.0)%	(1,215)	(0.6)%
Other expense, net	(3,344)	(2.0)%	(1,131)	(0.6)%
Loss before income taxes	(783)	(0.5)%	—	—%
Income tax expense (benefit)	(123)	(0.1)%	(247)	(0.1)%
Net (loss) income	$(660)	(0.4)%	$247	0.1%

Contract Revenues. Contract revenues for the three months ended September 30, 2023 of $168.5 million decreased $14.1 million or 7.7% as compared to $182.6 million in the prior year period. The decrease was primarily due to our decision to exit the unprofitable concrete business in central Texas, partially offset by an increase in marine segment revenue related to the Pearl Harbor, Hawaii drydock project (the “Pearl Harbor Project”).

Gross Profit.  Gross profit was $19.1 million for the three months ended September 30, 2023 compared to $13.4 million in the prior year period, an increase of $5.7 million or 42.0%. Gross profit in the third quarter was 11.3% of total contract revenues as compared to 7.4% in the prior year period. The increase in gross profit dollars and margin was primarily driven by margin improvements in both segments stemming from higher quality projects and improved execution, partially offset by lower equipment and labor utilization in our dredging business.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses were $17.1 million for the three months ended September 30, 2023 compared to $15.4 million in the prior year period, an increase of $1.7 million or 11.4%. As a percentage of total contract revenues, SG&A expenses increased from 8.5% to 10.2%, primarily due to lower revenues and an increase in SG&A in the third quarter. The increase in SG&A dollars reflected an increase in IT and business development spending and higher legal costs related to customer claims.

Gain on Disposal of Assets, net. During the three months ended September 30, 2023 and 2022, we realized $0.7 million and $3.4 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Benefit. We recorded tax benefit of $0.1 million in the three months ended September 30, 2023, compared to tax benefit of $0.2 million in the prior year period. Our effective tax rate for the three months ended September 30, 2023 differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022.

	Nine months ended September 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$510,184	100.0%	$552,127	100.0%
Cost of contract revenues	471,488	92.4%	511,548	92.7%
Gross profit	38,696	7.6%	40,579	7.3%
Selling, general and administrative expenses	52,271	10.3%	48,783	8.7%
Amortization of intangible assets	383	0.1%	929	0.2%
Gain on disposal of assets, net	(7,915)	(1.6)%	(4,561)	(0.8)%
Operating loss	(6,043)	(1.2)%	(4,572)	(0.8)%
Other (expense) income:
Other income	592	0.1%	147	—%
Interest income	90	—%	71	—%
Interest expense	(7,674)	(1.5)%	(2,913)	(0.5)%
Other expense, net	(6,992)	(1.4)%	(2,695)	(0.5)%

Loss before income taxes	(13,035)	(2.6)%	(7,267)	(1.3)%
Income tax expense	475	—%	396	0.1%
Net loss	$(13,510)	(2.6)%	$(7,663)	(1.4)%

Contract Revenues. Contract revenues for the nine months ended September 30, 2023 of $510.2 million decreased $41.9 million or 7.6% as compared to $552.1 million in the prior year period. The decrease was primarily due to weather and customer delays in both businesses in the first quarter of 2023 and a reduction of concrete segment revenue in central Texas, partially offset by an increase in marine segment revenue primarily related to the Pearl Harbor Project.

Gross Profit.  Gross profit was $38.7 million for the nine months ended September 30, 2023 compared to $40.6 million in the prior year period, a decrease of $1.9 million or 4.6%. Gross profit in the nine months ended September 30, 2023 was 7.6% of total contract revenues as compared to 7.3% in the prior year period. The decrease in gross profit dollars was primarily due to the impact of weather in Texas in the first quarter of 2023, which lowered labor and equipment utilization and the completion of low-margin projects resulting in write-downs in both the marine and concrete businesses. The increase in gross profit margin was primarily due to actions to manage costs during project delays including reallocating equipment, reducing the size of the fleet and headcount reductions, as well as realizing margin improvements in the concrete business that reflected our margin improvement initiatives.

Selling, General and Administrative Expense.  SG&A expenses were $52.3 million for the nine months ended September 30, 2023 compared to $48.8 million in the prior year period, an increase of $3.5 million or 7.2%. As a percentage of total contract revenues, SG&A expenses increased from 8.7% to 10.3%, primarily due to lower revenues and increased SG&A in the current period. The increase in SG&A dollars was primarily due to an increase in compensation expense, partially offset by lower consulting expense related to the completion of the management transition.

Gain on Disposal of Assets, net. During the nine months ended September 30, 2023 and 2022, we realized $7.9 million and $4.6 million, respectively, of net gains on disposal of assets. The nine months ended September 30, 2023 included a gain of $5.2 million related to the sale-leaseback of our Port Lavaca South Yard property in Texas.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded tax expense of $0.5 million in the nine months ended September 30, 2023, compared to $0.4 million of tax expense in the prior year period. Our effective tax rate for the nine months ended September 30, 2023 differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues.

Three months ended September 30, 2023 compared with three months ended September 30, 2022.

	Three months ended September 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$61,144	75.6%	$54,769	72.0%
Private sector	19,769	24.4%	21,329	28.0%
Marine segment total	$80,913	100.0%	$76,098	100.0%
Concrete segment
Public sector	$7,974	9.1%	$10,070	9.5%
Private sector	79,589	90.9%	96,453	90.5%
Concrete segment total	$87,563	100.0%	$106,523	100.0%
Total	$168,476		$182,621

Operating income (loss)
Marine segment	$2,001	2.5%	$5,197	6.8%
Concrete segment	560	0.6%	(4,066)	(3.8)%
Total	$2,561		$1,131

Marine Segment

Revenues for our marine segment for the three months ended September 30, 2023 were $80.9 million compared to $76.1 million for the three months ended September 30, 2022, an increase of $4.8 million, or 6.3%. The increase was primarily related to the Pearl Harbor Project.

Operating income for our marine segment for the three months ended September 30, 2023 was $2.0 million, compared to $5.2 million for the three months ended September 30, 2022, a decrease in operating income of $3.2 million. This decrease in operating income was primarily due to a larger gain from asset sales in the prior year period.

Concrete Segment

Revenues for our concrete segment for the three months ended September 30, 2023 were $87.6 million compared to $106.5 million for the three months ended September 30, 2022, a decrease of $18.9 million, or 17.8%. This decrease was primarily due to a reduction of revenue in central Texas in 2023.

Operating income for our concrete segment for the three months ended September 30, 2023 was $0.6 million, compared to an operating loss of $4.1 million for the three months ended September 30, 2022, an increase of $4.7 million. This increase was primarily due to higher gross margin on delivered projects.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022.

	Nine months ended September 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$193,813	74.3%	$164,357	67.7%
Private sector	66,941	25.7%	78,540	32.3%
Marine segment total	$260,754	100.0%	$242,897	100.0%
Concrete segment
Public sector	$17,662	7.1%	$23,068	7.5%
Private sector	231,768	92.9%	286,162	92.5%
Concrete segment total	$249,430	100.0%	$309,230	100.0%
Total	$510,184		$552,127

Operating (loss) income
Marine segment	$(587)	(0.2)%	$9,553	3.9%
Concrete segment	(5,456)	(2.2)%	(14,125)	(4.6)%
Total	$(6,043)		$(4,572)

Marine Segment

Revenues for our marine segment for the nine months ended September 30, 2023 were $260.8 million compared to $242.9 million for the nine months ended September 30, 2022, an increase of $17.9 million, or 7.4%. The increase was primarily related to the Pearl Harbor Project.

Operating loss for our marine segment for the nine months ended September 30, 2023 was $0.6 million, compared to operating income of $9.6 million for the nine months ended September 30, 2022, a decrease in operating income of $10.2 million. Adjusted for the gain on the Port Lavaca South Yard property sale-leaseback in Texas operating loss for the nine months ended September 30, 2023 was $5.8 million or a decrease of $15.4 million. This decrease in operating income was primarily due to the mixture of contributing projects in backlog, lower equipment utilization, and higher SG&A in the current year.

Concrete Segment

Revenues for our concrete segment for the nine months ended September 30, 2023 were $249.4 million compared to $309.2 million for the nine months ended September 30, 2022, a decrease of $59.8 million, or 19.3%. This decrease was primarily due to a reduction of revenue in central Texas.

Operating loss for our concrete segment for the nine months ended September 30, 2023 was $5.5 million, compared to $14.1 million for the nine months ended September 30, 2022, a decrease in operating loss of $8.6 million. This decrease in operating loss was primarily due to lower indirect costs due to the exit of the central Texas region.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality  and timing of delivery of our projects. At September 30, 2023, our working capital was $67.9 million, as compared with $31.1 million at December 31, 2022. As of September 30, 2023, we had unrestricted cash on hand of $3.9 million. Our borrowing availability under our revolving Credit Facility at September 30, 2023 was approximately $31.7 million.

Our primary liquidity needs are to finance our working capital and fund capital expenditures. Historically, our source of liquidity has been cash provided by our operating activities, sale of underutilized assets, and borrowings under our credit facilities. The assessment of our liquidity requires us to make estimates of future activity and judgments about whether we are compliant with financial covenant calculations under our debt and other agreements and have adequate liquidity to operate. Significant assumptions used in our forecasted model of liquidity include forecasted sales, costs, and capital expenditures, as well as expected timing and proceeds of planned real estate transactions.

The following table provides information regarding our cash flows and our capital expenditures for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income	$(660)	$247	$(13,510)	$(7,663)
Adjustments to remove non-cash and non-operating items	8,214	5,095	16,393	20,164
Cash flow from net income after adjusting for non-cash and non-operating items	7,554	5,342	2,883	12,501
Change in operating assets and liabilities (working capital)	(24,079)	(7,917)	(31,384)	(3,400)
Cash flows (used in) provided by operating activities	$(16,525)	$(2,575)	$(28,501)	$9,101
Cash flows (used in) provided by investing activities	$(1,650)	$803	$5,391	$(6,155)
Cash flows provided by (used in) financing activities	$11,631	$(3,580)	$23,207	$(12,502)

Capital expenditures (included in investing activities above)	$(2,387)	$(2,626)	$(6,678)	$(10,627)

Operating Activities. During the three months ended September 30, 2023, we used approximately $16.5 million in cash in our operating activities. The net cash outflow is comprised of $24.1 million of outflows related to changes in net working capital, partially offset by $7.6 million of cash inflows from net income, after adjusting for non-cash items. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $19.2 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period, $2.9 million of cash outflows pursuant to the relative timing and significance of project progression and billings during the period and a $2.1 million decrease in operating lease liabilities, partially offset by $0.1 million of other cash inflows.

During the nine months ended September 30, 2023, we used approximately $28.5 million in cash in our operating activities. The net cash outflow is comprised of $31.4 million of outflows related to changes in net working capital, partially offset by $2.9 million of cash inflows from net income, after adjusting for non-cash items. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $38.5 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period, a $4.6 million decrease in operating lease liabilities and $0.6 million of other outflows, partially offset by $9.2 million cash inflows pursuant to the relative timing and significance of project progression and billings during the period and $3.1 million of cash inflows from the decrease in prepaid expenses.

Investing Activities. Capital asset additions and betterments to our fleet were $2.4 million in the three months ended September 30, 2023, as compared with $2.6 million in the three months ended September 30, 2022. Proceeds from the sale of property and equipment were $0.7 million in the three months ended September 30, 2023, as compared with $3.4 million in the three months ended September 30, 2022.

Capital asset additions and betterments to our fleet were $6.7 million in the nine months ended September 30, 2023, as compared with $10.6 million in the nine months ended September 30, 2022. Proceeds from the sale of property and equipment were $12.1 million in the nine months ended September 30, 2023, as compared with $4.5 million in the nine months ended September 30, 2022. Included in the nine months ended September 30, 2023 is $8.1 million of proceeds related to the sale-leaseback of the Port Lavaca South Yard property in Texas.

Financing Activities. During the three months ended September 30, 2023, we had borrowings of $31.7 million from the White Oak revolving credit line and had repayments of $18.2 million on the White Oak revolving credit line, loan costs of $0.6 million, payments on finance lease liabilities of $0.9 million and a cash outflow of $0.3 million for payments related to tax withholdings for share-based compensation.

During the nine months ended September 30, 2023, we had borrowings of $5.0 million from our prior credit agreement, $38.0 million from the White Oak term loan and borrowings of $46.5 million on the White Oak revolving credit line and had repayments of $40.0 million on our prior credit agreement and repayments of $33.0 million on the White Oak revolving credit line, had proceeds from failed sales-leasebacks of $24.3 million, had proceeds of $2.4 million related to the Port Lavaca land sale-leaseback financing, loan costs of $6.5 million, payments on finance lease liabilities of $2.5 million and a cash outflow of $0.5 million for payments related to tax withholdings for share-based compensation.

Sources of Capital

On May 15, 2023, we entered into a new three-year $103.0 million Credit Agreement with White Oak which includes a $65.0 million asset based revolving credit line and a $38.0 million fixed asset term loan. Please see “Note 11 – Debt” in our unaudited condensed consolidated financial statements for a more detailed description of the Credit Facility.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At September 30, 2023, the capacity under our current bonding arrangement was at least $750 million, with approximately $450 million of projects being bonded. We believe our balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Interest rate risk

At September 30, 2023, we had $51.5 million in outstanding borrowings under our Credit Facility, with a weighted average ending interest rate of 12.79%. Based on the amounts outstanding under our credit facility as of September 30, 2023, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.5 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For information about litigation involving us, see Note 16 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our 2022 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales or issuer purchases of equity securities in the period ended September 30, 2023.

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

†10.1

Letter Agreement, dated July 31, 2023, by and between Peter R. Buchler and Orion Group Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2023 (File No. 001-33891)).

†10.2

Employment Agreement by and between Orion Group Holdings, Inc. and Travis J. Boone, effective September 27, 2023. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28 2023 (File No. 001-33891)).

†10.3

Employment Agreement by and between Orion Group Holdings, Inc. and Scott Thanisch, effective September 27, 2023. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28 2023 (File No. 001-33891)).

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

ORION GROUP HOLDINGS, INC.

October 27, 2023	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

October 27, 2023	By:	/s/ Scott Thanisch
Scott Thanisch Executive Vice President and Chief Financial Officer