Form 10-K
period 2023-12-31
Orion Group Holdings Inc
filed 2024-03-01
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☑ No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth” company in Rule 12b-2 of the Exchange Act (Check One):

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

There were 32,548,780 shares of common stock outstanding as of February 23, 2024. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $91.1 million as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the 2024 Annual Meeting no later than April 29, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ORION GROUP HOLDINGS, INC.

2023 Annual Report on Form 10-K

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

Item 1.            BUSINESS

General background

Orion Group Holdings, Inc. and subsidiaries, is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through its marine segment and its concrete segment. Our marine segment provides construction and dredging services including marine transportation facility construction, marine pipeline construction, marine environmental structures construction, dredging of waterways, channels and ports, environmental dredging, design, and specialty services related to marine construction, fabrication, and dredging. Our concrete segment provides turnkey concrete construction services including concrete surface place and finish, site preparation, layout, forming, and rebar placement for large commercial, structural and other associated business areas. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

Orion Group Holdings, Inc. is a Delaware corporation. The common stock of Orion Group Holdings, Inc. is listed on the New York Stock Exchange under the symbol ORN. Unless the context otherwise requires, all references herein to “Orion,” the “Company,” the “Registrant,” “we,” “us,” or “our” refer to Orion Group Holdings, Inc. and its consolidated subsidiaries and affiliates.

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

Our bridge and causeway projects include the construction, repair and maintenance of all types of overwater bridges and causeways, as well as the development of fendering systems in marine environments. We serve as the prime contractor for many of these projects, and some of these are design-build contracts. These projects involve fabricating steel or concrete structures designed for durability and longevity, and involve driving concrete, pipe or sheet pile into the subsurface to create support for the concrete deck roadways that we subsequently construct on the piles. These piles can exceed four feet in diameter, can range up to 170 feet in overall length, and are often driven 90 feet into the sea or river floor. We do not control the funding of bridge and causeway work, which has not been consistently available to fund maintenance and projects in the marine infrastructure industry.

Marine environmental structure projects may include the installation of concrete mattresses to promote erosion protection, construction of levees to contain environmental mitigation projects, and the installation of geotubes for wetlands and island creation. Such structures are used for erosion control, wetlands creation and environmental remediation.

Dredging generally enhances or preserves the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock.  Dredging involves the removal of mud and silt from the channel floor by means of a mechanical backhoe, crane and bucket or cutter suction dredge and pipeline systems. Dredging is integral to marine capital and maintenance projects, including: maintenance for previously deepened waterways and harbors to remove silt, sand and other accumulated sediments; construction of breakwaters, jetties, canals and other marine structures; deepening ship channels and wharves to accommodate larger and deeper draft ships; containing erosion of wetlands and coastal marshes; land reclamation; and beach nourishment and creation of wildlife refuges. Maintenance dredging projects are a source of recurring revenue as active channels typically require routine dredging due to natural sedimentation. The frequency of maintenance dredging may be accelerated by heavy rainfall or major weather events such as hurricanes. Areas where no natural deep-water ports exist, such as the Texas Gulf Coast, require substantial dredging. We maintain multiple specialty dredges of various sizes and specifications to meet customer needs. Our dredging services are typically combined with our marine construction services to provide a turnkey solution for our customers.

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

Concrete Construction Services

Our concrete construction services have been involved in thousands of successful commercial projects – both simple and complex – in the broader Texas market, including Houston, Dallas and Fort Worth where we continue to operate, as well as Austin and San Antonio where we are in the process of winding down our operations. Our portfolio of commercial projects includes warehouse and distribution, medical, retail, education, office buildings, multi-family, religious, industrial and community projects – nearly the full spectrum of commercial construction projects. We are a turnkey subcontractor that performs the vast majority of all our work with our own labor forces.

Our warehouse and distribution projects include large, intermediate and small facilities that are involved in nearly every commercial, private and public industry. Typically, the developer and builder’s construction method of choice for these projects are concrete tilt-wall structures ranging in size from a few thousand square feet to over one million square feet.

We also apply our concrete experience to a variety of office building project types, including low, mid-rise and high-rise concrete structures, whether in downtown metropolitan cities or in business districts serving neighboring communities.

We utilize different technologies for elevated concrete structures, such as high-rise concrete structures.  We have the abundant knowledge of the extensive formwork systems, cranes and equipment needed to successfully deliver multi-family projects – typically in tight spaces, whether it be podium structures, mid-rise, high-rise and luxury projects.

Our medical/healthcare projects range from hospitals to laboratories, including high rises and their garages.  We also have had the great privilege of teaming with church leaders and church builders to create worship areas for people from all walks of life.

Industry and Market Overview

Marine Segment

We provide our services to similar customers, or in some cases, the same customers, across the markets served by our business. Our marine segment customers are from time to time in diverse end markets, including port expansion and maintenance, bridges, causeways and other marine infrastructure, the recreational waterside industry, the U.S. Department of Defense, the energy industry, coastal protection and reclamation, along with hurricane restoration and repair and environmental remediation. We believe that this broad customer base enables us to lessen the negative effects during a downturn in a specific end market and respond quickly to the needs of expanding end markets. The following includes an overview of our diverse markets in the marine construction industry:

Port Expansion and Maintenance

Expected increases in cargo volume and future demands from larger ships transiting the expanded Panama Canal will require ports, especially along the Gulf Coast and Atlantic Seaboard, to expand dock capacity and port infrastructure to accommodate larger container ships and increased cargo volumes, as well as additional dredging services to deepen and maintain channels. We provide customers in this sector turnkey services to meet all their port expansion and maintenance work.

Bridges and Causeways

According to the 2021 report of the American Society of Civil Engineers, one in thirteen of the nation’s bridges are structurally deficient, and 42% of all bridges in the nation are at least 50 years old. We are able to construct or restore overwater bridges, and design, repair, or replace, fendering systems for customers.

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

Customers

Our customers in the marine segment include federal, state and local governmental agencies as well as private commercial and industrial enterprises in the Caribbean Basin and the United States, including Alaska and Hawaii. Customers in our concrete segment include general contractors along with owners and developers of medical facilities, religious developments, sports complexes and stadiums, school districts and developers, owners of industrial, commercial and residential buildings, and some governmental agencies across the metropolitan areas of Texas. Most projects are competitively bid, with the award typically going to the lowest qualified bidder. Our customer base shifts from time to time depending on the types of projects we bid, and are ultimately successful on obtaining.

The following table represents contract revenue (in thousands) and concentrations of contract revenue by type of customer for the years ended December 31, 2023, 2022 and 2021.

	2023	%	2022	%	2021	%
Federal Government	$153,410	22%	$80,116	11%	$54,480	9%
State Governments	59,354	8%	62,516	8%	4,790	1%
Local Governments	99,621	14%	125,015	17%	120,311	20%
Private Companies	399,393	56%	480,675	64%	421,779	70%
Total contract revenues	$711,778	100%	$748,322	100%	$601,360	100%

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

Competition

In our marine segment, we compete with several regional marine construction services companies and a few national marine construction services companies. In the past, interest groups have unsuccessfully lobbied Congress to modify or repeal the Merchant Marine Act of 1920 (the “Jones Act”) to facilitate foreign flag competition for trades and cargos currently reserved for U.S. flagged vessels under the Jones Act. If these efforts were to be successful, it could result in significantly increased competition and have a material adverse effect on our marine segment business, results of operations, cash flows or financial condition.  From time to time, we compete with certain national land-based heavy civil contractors. In our concrete segment, we compete mostly in the private sector and our competitors range from small, local construction companies to large regional and national construction companies.

Both of our segments are highly fragmented with competitors generally varying within the markets we serve and with few competitors competing in all of the markets we serve or for all of the services that we provide. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services, safety record and programs, versatile equipment fleet, financial strength, surety bonding capacity, knowledge of local markets and conditions, and project management and estimating abilities are competitive strengths that allow us to compete effectively. We believe significant barriers to entry exist in the markets in which we operate, including the ability to bond large projects, maritime law constraints, specialized marine equipment and technical experience; however, a U.S. company that has adequate financial resources, access to technical expertise, and specialized equipment may become a competitor.

Insurance and Bonding

We maintain general and excess liability, construction equipment, workers’ compensation and other forms of insurance; all in amounts adequate for our operating needs and consistent with industry practice.

In connection with both segments of the business, we often are required to provide various types of surety bonds that provide security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. Although we do not believe that fluctuations in surety market capacity have significantly affected our ability to grow our business, there is no assurance that it will not significantly affect our ability to obtain new contracts in the future. The bonds we provide typically are for the contract amount of the project. At December 31, 2023, the capacity under our current bonding arrangement was at least $750 million, with approximately $575 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

Trade Names

We operate under a number of trade names. We consolidate our operations under the brand name “Orion Group Holdings, Inc.” We may be known as Orion Marine Group, Orion Marine Construction, Orion Marine Contractors, Orion Construction, East and West Jones Placement Area, Schneider E&C, Orion Industrial Construction, Orion Concrete Construction, Proco, or Houston Industrial Tool Services. We do not generally register our trademarks with the U.S. Patent & Trademark Office, but instead rely on state and common law protections. While we consider our trade names to be valuable assets, we do not consider any single trademark or trade name to be of such material importance that its absence would cause a material disruption of our business.

Equipment

We operate and maintain a large and diverse equipment fleet in our marine and concrete segments, substantially all of which we own, that includes barges, dayboats, tugs, dredges, cranes, pump trucks and laser screeds.  We believe that ownership of certain equipment is generally preferable to spot leasing or rental of equipment in some cases because it ensures the equipment is available as needed and normally results in lower costs. We continually monitor and adjust our fleet size so that it is consistent with the size of the business, considering both existing backlog and expected future work. We believe that our equipment is well maintained and suitable for our current operations. We have the ability to extend the useful life of our equipment through capital refurbishment at periodic intervals. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. We are also capable of building, and have built, much of our highly specialized equipment. Our strategy is to deploy our fleet from project to project as required.

Equipment Certification

In our marine segment, some of our equipment requires certification by the U.S. Coast Guard. All equipment that requires certification has obtained such certification and is maintained in good standing thereunder. In addition, where required, our vessels’ permissible loading capacities require certification by the American Bureau of Shipping (“ABS”). The ABS is an independent classification society that certifies that certain of our larger, seagoing vessels are “in-class,” signifying that the vessels have been built and maintained in accordance with ABS standards and applicable U.S. Coast Guard rules and regulations. All of our vessels that are required to be certified by the ABS have been certified as “in-class.” These certifications indicate that the vessels are structurally capable of operating in open waters, which enhances the mobility of our fleet.

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

In our marine segment, we are also subject to government regulations pursuant to the Foreign Dredge Act, the Jones Act, the Shipping Act and the Vessel Documentation Act. These statutes require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the U.S. to be documented with a coastwise endorsement, to be owned and controlled by U.S. citizens, to be manned by U.S. crews, and to be built in the U.S. The U.S. citizenship ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen owned and prohibit the demise or bareboat chartering of the vessel to any entity that does not meet the 75% U.S. citizen ownership test. These statutes, together with similar requirements for other sectors of the maritime industry, are collectively referred to as “cabotage” laws.

In both our marine and concrete segments, we are subject to the requirements of the U.S. Occupational Safety and Health Administration (“OSHA”) and certain regulations for the Environmental Protection Agency (“EPA”).

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

We currently own or lease properties that have been used by others prior to our ownership. Although we typically have used operating and disposal practices that were standard in the industry at the time, wastes may have been disposed of or released on or under the properties owned or leased by us, on or under other locations where such substances have been taken for disposal, or on or under project sites where we perform work. In addition, some of the properties may have been operated by third parties or by previous owners whose treatment and disposal or release of wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination.

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

Human Capital Management

As of December 31, 2023, our marine segment had 802 employees, 285 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel. Our concrete segment had 994 employees, 178 of whom were full-time salaried personnel and most of the remainder were hourly personnel.

From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice. We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our employees are not currently represented by labor unions, except certain employees in our marine segment located in the Pacific, including Washington, Alaska, and Hawaii, as well as certain employees operating specialized equipment for our concrete segment, in respect of which collective bargaining agreements are in place. Employees represented by collective bargaining agreements represent approximately 4.8% of our total workforce.

Financial Information About Geographic Areas

We are a project-driven marine and concrete contractor, and our operations represent two reportable segments for financial reporting. Our business is primarily conducted along the coastal regions of the United States, including Alaska and Hawaii, for our marine segment and in the metropolitan areas of Texas for our concrete segment. Revenues generated from our marine segment outside the United States, primarily in the Caribbean Basin and Mexico, totaled 5.1%, 0.9% and 0.5% of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Our long-lived assets are substantially located in the United States.

Information about our Executive Officers

Certain information concerning our executive officers and directors as of March 1, 2024 is set forth below.

Name	Age	Position with the Company	Year Joined the Registrant
Austin J. Shanfelter	66	Chairman of the Board	2007
Thomas N. Amonett	80	Director	2007
Michael J. Caliel	64	Director	2019
Richard L. Daerr, Jr.	79	Director	2007
Margaret M. Foran	69	Director	2019
Quentin P. Smith, Jr.	72	Director	2022
Mary E. Sullivan	67	Director	2019
Travis J. Boone	50	President and Chief Executive Officer	2022
Scott Thanisch	53	Executive Vice President and Chief Financial Officer	2022
E. Chipman Earle	51	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2023

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

As more fully described in “Insurance and Bonding” under “Item 1. Business,” we are generally required to post bonds in connection with government and certain private sector contracts to ensure job completion. We have entered into bonding agreements with two large multinational surety companies, which act as surety, issue bid bonds, performance bonds and payment bonds, and obligate themselves upon other contracts of guaranty required by us in the day-to-day operations of our business. However, our sureties are not obligated under the bonding agreements to issue bonds for us, and bonding decisions are made on a case-by-case basis. We are currently near our bonding capacity limits and may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers, or cause us to have to increase our letter of credit utilization in lieu of bonds, thereby reducing available borrowing capacity under our Credit Agreement (as defined below, in Risk Factors Relating to Our Indebtedness). In addition, the conditions of the bonding market may change, increasing our costs of bonding or restricting our ability to get new bonding, which could have a material adverse effect on our business, operating results and financial condition

We rely on highly competitive and highly regulated government contracts.

Government funding for public works projects is limited, thus creating a highly competitive environment for the limited number of public projects available. Reduced levels of, or delays in, government funding cause delays in project lettings and result in intense competition and pricing pressure for such projects. In addition, government contracts are subject to specific procurement regulations, contract provisions and a variety of regulatory requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. Any violations of these regulations could bring about litigation, including the possibility of qui tam (“whistleblower”) litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, and could cause termination of other existing government contracts and result in the loss of future government contracts. Due to the significant competition in the marketplace and the level of regulations on government contracts, we could suffer reductions in new projects and see lower revenues and profit margins on those projects, which could have a material adverse effect on our business, operating results and financial condition.

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

Our business, operating results and financial condition could be materially and adversely affected if a public health epidemic or pandemic or other contagious outbreak, such as the coronavirus (“COVID-19”) pandemic, interferes with our ability, or that of our employees, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business.

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

Our concrete segment depends on continued growth in population in our geographic market areas in Texas and most recently in Florida to support residential and nonresidential construction. A growing population generates economic growth and expansion. If the population decreases or slows in growth, it may adversely affect economic growth and ultimately limit the need for residential and nonresidential construction services in the areas we currently perform services.

Moreover, even when the underlying economic fundamentals that ordinarily drive the level of construction activity are strong, the level of economic activity in such markets may be suppressed during inflationary periods that are accompanied by increasing interest rates. If the Federal Reserve Board resumes increasing interest rates to respond to re-emerging inflation concerns, our concrete business could see a reduction in demand.

Our marine segment depends on continued investment in and scheduled funding of port and marine infrastructure by federal, state, and local governmental authorities, as well as privately owned companies, which in turn may depend upon demand for marine vessels, including cruise ships and cargo ships, and other port-related activities.  If funding is diverted from port and marine infrastructure, including due to a reduced demand in the vessels to be serviced at those facilities, the demand for services within our marine segment may decrease.

A significant portion of our revenues may be concentrated among a small number of projects.

Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one or two specific contracts, customers or projects. A reduction or delay in scheduled work or the termination of a contract for a particular project or the loss of a major customer could negatively impact our reputation and could have an adverse effect on our business, our revenue and results of operations.  For example, our portion of work as a dedicated subcontractor for the Pearl Harbor Project for the United States Navy totals $435.4 million, of which approximately $90.5 million was reported as revenue for the year ended December 31, 2023.

The timing and funding of new contracts may result in volatility in our cash flow and profitability. These factors as well as others that may cause our actual financial results to vary from any publicly disclosed earnings guidance and forecasts are outside of our control.

Our revenues are generated from project-based work. It is generally very difficult to predict the timing and source of awarded contracts. The selection of, timing of, or failure to obtain projects, delays in awards of projects, the rebidding or termination of projects due to budget overruns, or the cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows and profitability. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. This may make it difficult to match workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a readily available workforce and fleet of equipment that is larger than needed at the time, resulting in unpredictability in our cash flow, expenses and profitability. If an expected contract award or the related notice to proceed is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Delays by our customers in obtaining required approvals and permits for their infrastructure projects may delay their awarding contracts for those projects and, once awarded, the ability to commence construction under those contracts. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our Credit Agreement. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period. From time to time, we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. Any such predictions may be impacted by these factors as well as others that are beyond our control and might not turn out to be accurate.

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

Although we have master service agreements with numerous customers that generally define the contractual terms under which we would perform awarded work, contractual commitments  are typically entered into on a project-by-project basis, so we generally do not have continuing contractual commitments with our customers beyond the terms of the current contract. We benefit from key customer relationships built over time and with both public and private entities. We also benefit from our reputation in the marine and concrete construction markets developed over years of successfully performing on projects. Both of these aspects of our business were developed and are maintained by our executives and key project managers. Our inability to retain our executives and key project managers or inability to complete projects timely and successfully resulting in customer satisfaction could have a material adverse effect on our current customer relationships and reputation. The inability to maintain relationships with our customers in general or obtain new customers based on our reputation could have a material adverse effect on our business, operating results and financial condition.

We may not be able to fully realize the revenue value reported in our backlog.

As of December 31, 2023, we had a backlog of work to be completed on contracts totaling approximately $602.5 million in our marine segment and approximately $159.7 million in our concrete segment. Backlog includes new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.

Backlog consists of awarded projects that have either (a) not yet been started or (b) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value related to work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time-to-time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to recover the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets or labor force.

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

These risks may increase if the project is of a long-term duration because of the elevated risk that the circumstances that we based our original bid will change in a manner that increases costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events.

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

A portion of the work performed under our contracts is performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If we are not able to locate or engage qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum or a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications.

In the current economic environment, third parties may find it difficult to obtain sufficient financing to help fund their operations. The inability to obtain financing could adversely affect a third party’s ability to provide materials, equipment or services which could have a material adverse impact on our business, financial condition, and results of operations. In addition, a failure by a third-party subcontractor, supplier or manufacturer to comply with applicable laws, regulations or client requirements could negatively impact our business and, for government clients, could result in fines, penalties, suspension or even debarment being imposed on us, which could have a material adverse impact on our business, financial condition, and results of operations.

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

The businesses of marine infrastructure construction, port maintenance, dredging and salvage are generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, hurricanes, adverse weather conditions, collisions with fixed objects, cave-ins, encountering unusual or unexpected geological formations, disruption of transportation services and flooding. These risks could result in damage to, destruction or loss of, dredges, transportation vessels, other maritime structures and buildings, and could also result in personal injury or death, environmental damage, performance delays, monetary losses or legal liability.

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

Failure to comply with environmental laws and regulations, or the permits issued under them, may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, strict joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the investigation or remediation of environmental contamination that resulted from the conduct of others or from our own actions that were in compliance with all applicable laws at the time those actions were taken. Further, it is possible that we may be exposed to liability due to releases of pollutants, or other environmental impacts that may arise in the course of our operations. For instance, some of the work we perform is in underground and water environments, and if the field location maps or waterway charts supplied to us are not accurate, or if objects are present in the soil or water that are not indicated on the field location maps or waterway charts, our underground and underwater work could strike objects in the soil or the waterway bottom containing pollutants and result in a rupture and discharge of pollutants. In addition, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies, and due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture releasing subsurface materials. These releases may contain contaminants in excess of amounts permitted by law, may expose us to remediation costs and fines and legal actions by private parties seeking damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs through insurance or increased revenues, which may have a material adverse effect on our business, operating results and financial condition. See “Business – Environmental Matters” for more information.

Our concrete segment is subject to extensive and complex regulations that affect land development and building construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to development or construction being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities. New building developments may also be subject to various assessments for schools and other public improvements. In addition, in many markets, government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay or increase the costs of development and construction.

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

The Foreign Dredge Act of 1906, the Jones Act, the Shipping Act of 1984 and the Vessel Documentation Act require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the United States to be owned and controlled by United States citizens. The United States citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen-owned, thus restricting foreign ownership interests in the entities that directly or indirectly own the vessels which we operate. If we were to seek to sell any portion of our marine segment that owns any of these vessels, we may have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above; additionally, any sales of certain of our larger vessels to foreign buyers would be subject to approval by the U.S. Maritime Administration. As a result, the sales price for that portion of our marine segment may not attain the amount that could be obtained in an unregulated market.

Our marine segment operates in jurisdictions outside of the U.S. and we intend to expand our operations to more jurisdictions outside of the U.S.

Our marine segment, which accounted for 55.6%, 45.3% and 43.9% of our contract revenues for the years ended December 31, 2023, 2022 and 2021, respectively, has a significant portion of those operations performed outside of the U.S. For the years ended December 31, 2023, 2022 and 2021, our international operations generated approximately 5.1%, 0.9% and 0.5% of our contract revenues, respectively. The Bahamas represented our largest international market outside of the U.S., with our Bahamian operations representing 5.1% of our contract revenues for the year ended December 31, 2023, including 11.0% of our total cash balance at December 31, 2023.  In addition, we intend to expand our operations to other areas outside the U.S. in the future. International operations are subject to a number of risks and uncertainties that could negatively impact our results from operations, including:

●	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties, and regulations;
●	uncertainties in or unexpected changes in regulatory environments or tax laws, including with respect to climate change;
●	legal uncertainties, timing delays, and expenses associated with tariffs, export licenses, and other trade barriers;
●	difficulties enforcing agreements and collecting receivables through foreign legal systems;
●	risks associated with failing to comply with the U.S. Foreign Corrupt Practices Act, as amended, various export laws, and other similar laws applicable to our operations in international markets;
●	exchange controls or other limitations on international currency movements, including restrictions on the repatriation of funds to the U.S. from certain countries;
●	sanctions imposed by the U.S. government that prevent us from engaging in business in certain countries or with certain counter-parties;
●	expropriation or nationalization of assets;
●	inability to obtain or preserve certain intellectual property rights in the foreign countries in which we operate;
●	our inexperience in certain international markets;
●	health emergencies or pandemics;
●	fluctuations in foreign currency exchange rates;
●	political and economic instability; and
●	wars, rebellions and acts of terrorism.

Our concrete segment is geographically concentrated in Texas.

Our concrete segment, which accounted for 44.4%, 54.7% and 56.1% of our contract revenues for the years ended December 31, 2023, 2022 and 2021, respectively, is concentrated in the metropolitan areas of the State of Texas, particularly Houston and Dallas.   Given this concentration, general economic conditions, regulatory changes, changes in demographics, material costs, labor conditions, competition and other conditions that affect those metropolitan areas or the State of Texas may have a disproportionate impact on the performance of our concrete segment. In addition, our operations in Texas may make us more susceptible to natural disasters, including hurricanes, tornadoes and flooding.

Risk Factors Relating to Our Employees

If we fail to attract, retain and engage appropriately qualified employees, including employees in key positions, our operations and profitability may be harmed. In addition, changes in market compensation rates may adversely affect our profitability.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our field and corporate offices. Our strategy of offering high-quality services and products for our customers requires a highly trained and engaged workforce. The turnover rate in the specialty construction industry is relatively high, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include, for example, employee engagement, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefit packages. Failure to recruit or retain qualified employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry may negatively impact our operations.

We operate in a competitive labor market and there is a risk that market increases in compensation and employer-provided benefits could have a material adverse effect on our profitability. We may also be subject to continued market pressure to increase employee hourly wage rates and increased cost pressure on employer-provided benefits. Our need to implement corresponding adjustments within our labor model and compensation and benefit packages could have a material adverse impact to the profitability of our business.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

On February 4, 2022, U.S. President Biden signed Executive Order 14063, which provided that, with certain exceptions, government contractors and subcontractors working on federal construction projects that are estimated to cost the U.S. government at least $35 million must become a party to a project labor agreement with one or more appropriate labor organizations.  On December 22, 2023, the U.S. Federal Acquisition Regulatory Council issued a final rule consistent with the executive order, which went into effect on January 22, 2024.  In the event our operations are determined not to satisfy any of the exceptions of the rule or the government otherwise determines that our operations with respect to any future federal project must comply with the rule, then we may be required to enter into project labor agreements which would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.

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

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2023, we recorded $1.0 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims. Should negative trends persist, we could be negatively impacted in the future.

Our failure to comply with immigration laws could result in significant liabilities, harm our reputation with our customers and disrupt our operations.

Although we take steps to verify the employment eligibility status of all of our employees, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that could make it more difficult to hire and retain qualified employees. Termination of a significant number of unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. If we fail to comply with these laws, our operations may be disrupted, and we may be subject to fines or, in extreme cases, criminal sanctions.

In addition, many of our customer contracts specifically require compliance with immigration laws, and, in some cases, our customers’ audit compliance with these laws. Further, several of our customers require that we ensure that our subcontractors comply with these laws with respect to the workers that perform services for them. A failure to comply with these laws or to ensure compliance by our subcontractors could damage our reputation and may cause our customers to cancel contracts with us or to not award future business to us. These factors could adversely affect our operations and financial position.

General Risk Factors

Systems and information technology interruption or failure and data security breaches could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.

We rely heavily on computer information, and communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be interrupted or result in the loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error, or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects, which could have a material adverse impact on our business, financial condition, protection of intellectual property, and results of operations, as well as those of our clients.

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

Adverse changes in tax laws both in the United States and abroad, changes in tax rates or exposure to additional income tax liabilities could have a material adverse effect on our results of operations.

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The EU’s Pillar Two Directive effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbor rules that effectively extend certain effective dates to January 1, 2027. EU Member States will still need to adopt the OECD Administrative Guidance in their local Pillar Two legislation for such safe harbor rules to apply. A significant number of other countries are also considering implementing similar legislation. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, including those within the European Union.  At this time, we do not expect the impact to be significant.

Risk Factors Relating to Our Indebtedness

Our indebtedness includes covenants and obligations with regard to our business activities that may restrict our ability to take certain actions which may negatively affect our financial condition.

At December 31, 2023, our total indebtedness under our three-year $103.0 million senior secured credit facility (the “Credit Agreement”), dated May 15, 2023, as amended, was approximately $38.0 million. We must comply with various affirmative and negative covenants contained in our Credit Agreement, some of which may restrict the way in which we would like to conduct our business. Among other things, our requirements under our debt instruments could potentially limit our ability to:

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

We may incur additional indebtedness in the future by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of these. If we incur additional indebtedness in the future, it likely would be under arrangements that may have terms and conditions at least as restrictive as those contained in our existing Credit Agreement. At December 31, 2023, available capacity to borrow on the revolving lines of credit was $47.7 million. Failure to comply with the terms and conditions of any existing or future indebtedness, including current or prospective covenants, would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Credit Agreement allow for loans at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and operating cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

Item 1B.         UNRESOLVED STAFF COMMENTS

None

Item 1C.         CYBERSECURITY

Risk Management and Strategy

We have implemented and maintain a robust cybersecurity program to safeguard our information systems and protect the confidentiality, integrity and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader enterprise risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our information technology (“IT”) department continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Cybersecurity Insurance Coverage

Our internal cybersecurity risk management processes are supported by cybersecurity insurance that we have secured through industry leading underwriters.  We believe that our cybersecurity insurance provides sufficient coverage to protect our assets, operations, and our employees from the financial impact of any cyber-attacks.

Engage Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity insurers, assessors, consultants and auditors in evaluating and assessing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties includes regular audits, threat assessments and consultation on security enhancements.

Governance

The Board’s Role in Overseeing Cybersecurity Risk

The Board of Directors is acutely aware of the critical nature of managing cybersecurity risks. Given the potential significance of cybersecurity threats to our operational integrity and stakeholder confidence, the Board has established robust oversight mechanisms to ensure effective governance in managing our cybersecurity risks. The Board is comprised of directors with diverse backgrounds and expertise, including risk management, technology and finance equipping them to oversee cybersecurity risks effectively.

In addition to our scheduled Board meetings, the Board, Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Vice-President of Information Technology (“VPIT”) maintain an ongoing dialogue regarding emerging or potential cybersecurity risks, ensuring the Board’s oversight is proactive and responsive. The Board actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives. The Board conducts an annual review of our cybersecurity program and the effectiveness of our applicable risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of our cybersecurity efforts with our overall risk management framework.

Management’s Role in Managing Cybersecurity Risk

Our CEO, CFO, and VPIT play a pivotal role in informing the Board regarding cybersecurity risks. They provide an annual comprehensive briefing to the Board, as well as interim updates throughout the year, as needed. The VPIT holds a Certified Information Systems Security Professional certification and an Engineering degree from Queen’s University in Canada, and he has over twenty years of experience in cybersecurity. Our executive leadership team (composed of our CEO, CFO, and other senior officers representing functional and business areas) has ultimate management responsibility for our cybersecurity program. The executive leadership team meets regularly to discuss our strategy, opportunities and risks, including our risk management measures used to identify and mitigate cybersecurity threats.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the VPIT. Our VPIT oversees our governance programs, tests our compliance with standards, remediates known risks and leads our employee training program. Reporting to our VPIT are a number of experienced information security officers responsible for various parts of our business, each of whom is supported by a team of trained cybersecurity professionals.

Monitoring Cybersecurity Incidents

The VPIT stays informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity incidents. The VPIT implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the VPIT is equipped with a well-defined, robust incident response plan. This plan includes immediate actions to mitigate the impact, report the incident, if required, and develop and implement long-term strategies for the remediation and prevention of future incidents.

Material Cybersecurity Incidents

We are not aware of any cybersecurity incidents that have materially impaired our operations or financial reporting responsibilities or performance historically.

Internal Communication of Cybersecurity Matters

The VPIT regularly informs the executive leadership team of cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks we face. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board on a timely basis, ensuring that the Board has comprehensive oversight and can provide guidance on critical cybersecurity issues.

External Reporting of Cybersecurity Matters

We have adopted protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated and, where appropriate, reported promptly to the public. We have empowered a cross-functional team of management to determine whether established reporting thresholds have been met and whether public disclosure is necessary or required.

Item 2.            PROPERTIES

Our corporate headquarters is located at 12000 Aerospace Avenue, Suite 300, Houston, Texas 77034, with 21,480 square feet of office space that we lease, with a current term expiring July 31, 2025 and with one five-year extension at our option. Our executive, legal, finance, and some accounting offices are located at this facility. We lease office space in Alaska, Louisiana, Florida, Texas and Washington for our operations, including office and yard space for our concrete segment. We may lease smaller project-related offices throughout our operating areas when the need arises.

We believe that our existing facilities are adequate for our operations. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility. Some of our real estate assets are pledged to secure our Credit Agreement.

Item 3.            LEGAL PROCEEDINGS

Please refer to Note 16 of the Notes to the Financial Statements for a discussion of legal proceedings.

Item 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ORN.”

Holders

As of February 23, 2024, we had approximately 4,815 stockholders of record including beneficial holders.

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

	2019	2020	2021	2022	2023
Orion Group Holdings, Inc.	120.98	115.62	87.88	55.48	115.15
S&P 500	128.88	149.83	190.13	153.16	190.27
Dow Jones US Heavy Civil Construction	133.18	160.75	240.05	274.37	328.52

*   This table and the information therein are being furnished but not filed. Such information will not be deemed to be soliciting material or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that it is specifically incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 29, 2024.

Item  7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes beginning on page F-1 of this Annual Report on Form 10-K. Certain statements made in our discussion may be forward-looking. Forward-looking statements involve risks and uncertainties and a number of other factors that could cause actual results or outcomes to differ materially from our expectations. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K for additional discussion of some of these risks and uncertainties. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Orion Group Holdings, Inc. and its consolidated subsidiaries.

Overview

Orion Group Holdings, Inc. and subsidiaries, (hereafter collectively referred to as the “Company”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through its marine segment and its concrete segment. Our marine segment provides construction and dredging services including marine transportation facility construction, marine pipeline construction, marine environmental structures construction, dredging of waterways, channels and ports, environmental dredging, design, and specialty services related to marine construction, fabrication, and dredging. Our concrete segment provides turnkey concrete construction services including concrete surface place and finish, site preparation, layout, forming, and rebar placement for large commercial, structural and other associated business areas. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

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

Most of our revenue is derived from fixed-price contracts. We record revenue on construction contracts over time, measured by the percentage of actual contract costs incurred to date to total estimated costs for each contract. There are a number of factors that can create variability in contract performance and therefore impact the results of our operations. The most significant of these include the following:

●	completeness and accuracy of the original bid;
●	increases in commodity prices such as concrete, steel and fuel;
●	customer delays, work stoppages, and other costs due to weather and environmental restrictions;
●	subcontractor performance;
●	unforeseen site conditions;
●	availability and skill level of workers; and
●	a change in availability and proximity of equipment and materials.

All of these factors can have a negative impact on our contract performance, which can adversely affect the timing of revenue recognition and ultimate contract profitability. We plan our operations and bidding activity with these factors in mind and they generally have not had a material adverse impact on the results of our operations in the past.

2023 Recap and 2024 Outlook

In 2023, we recorded revenues of $711.8 million, a decrease of 4.9% as compared with 2022. $395.9 million of total revenue was attributable to our marine segment and the remaining $315.9 million to our concrete segment. Our net loss was $17.9 million, as compared with net loss of $12.6 million in the prior year. In addition, we ended 2023 with a consolidated backlog of $762.2 million.

At the end of 2022, management outlined a strategic plan to improve the profitability of the concrete segment, strengthen business development to drive growth, and make investments in critical resources that would help realize the full potential of our business.

During 2023, the concrete segment generated a profit beginning in the third quarter of 2023. On the business development front, we attracted experienced business development executives including a leader for the new role of corporate growth and strategy, and head of business development in Louisiana.

We invested in training and tools to engage our entire staff in fully understanding our business objectives, and to embrace a growth mindset through collaboration across disciplines.  These were important steps in strengthening our culture, leveraging best practices, driving synergies, and cross-selling capabilities.

In May, we closed a $103 million asset-based lending credit facility which included a term loan of $38 million and a revolving credit facility of up to $65 million. In addition, we closed $25.8 million in equipment and real estate sale-leaseback transactions in the year.

Looking to 2024, we will continue to execute our strategic plan focused on developing opportunities across the infrastructure, industrial, and building sectors.

Marine Segment

Demand for our marine construction services continues, given our differentiated capabilities and service offering within the space. We continue to see bid opportunities to help maintain and expand the infrastructure that facilitates the movement of goods and people on or over waterways. Opportunities from local port authorities and private clients are expected to expand over the long-term due to the need to accommodate larger ships and deeper drafts because of the expanded Panama Canal. In addition, the $1.2 trillion Infrastructure Investment and Jobs Act contains billions of dollars allocated to ports and water infrastructure, bridges, and causeways.  We believe our current equipment fleet will allow us to meet market demand for projects from both our public and private customers.

In the long-term, we see positive trends in demand for our services in our end markets, including:

●	Continuing need to repair and improve degrading U.S. marine infrastructure;
●	Long-term demand from downstream energy-related companies will be driven by larger capital projects, as well as maintenance call-out work;
●	Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;
●	Possible work opportunities generated by the Water Resources Reform and Development Act (the “WRRDA Act”) authorizing expenditures for the conservation and development of the nation’s waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;
●	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;
●	Funding for highways and transportation under successor Acts to the Fixing America’s Surface Transportation Act;

●	Nearly $7 billion of federal funding provided by the US Army Core of Engineers (“USACE”) in connection with disaster recovery in Texas; and
●	Opportunities related to the Infrastructure Investment and Jobs Act (“IIJA”).

Concrete Segment

Demand for our concrete segment’s services continues, although timing of certain new project releases could be delayed as a result of inflation, interest rates, labor concerns, supply chain delays and macroeconomic impacts. We currently see long-term demand for our concrete construction services in the Texas building sector as Texas’s major metropolitan areas, and expanding suburbs continue to be leading locations for population and business growth. Population growth throughout our markets continues to drive new distribution centers, education facilities, office expansion, retail and grocery establishments, new multi-family housing units, and structural towers for business, residential or mixed-use purposes.  The diversified Texas economy provides us with multiple sources of bid opportunities. Additional demand for concrete services in our markets could be provided by work as part of the federal infrastructure bill.

In the long-term, we see positive trends in demands for our services in our end markets, including:

●Population growth in the state of Texas driven by corporate relocations;
●	Continued investment in warehouse/distribution space in our core markets;
●	Nearly $7 billion of federal funding provided by the USACE in connection with disaster recovery in Texas; and
●Potential opportunities related to the IIJA.

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

Backlog as of the periods ended below are as follows (in millions):

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Marine segment	$602.5	$699.9	$614.9	$187.0	$216.7
Concrete segment	159.7	177.6	203.8	280.4	232.1
Consolidated	$762.2	$877.5	$818.7	$467.4	$448.8

We are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $3.0 billion of quoted bids outstanding at quarter end, of which over $121 million resulted in the award of contracts subsequent to the end of the fiscal year ended December 31, 2023.

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

Income Statement Comparisons

	Year ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$711,778	100.0%	$748,322	100.0%	$601,360	100.0%
Cost of contract revenues	650,115	91.3%	697,580	93.2%	560,393	93.2%
Gross profit	61,663	8.7%	50,742	6.8%	40,967	6.8%
Selling, general and administrative expenses	69,431	9.8%	62,503	8.4%	60,181	10.0%
Amortization of intangible assets	427	0.1%	1,239	0.2%	1,521	0.3%
Gain on disposal of assets, net	(8,455)	(1.2)%	(4,970)	(0.7)%	(11,418)	(2.0)%
Intangible asset impairment loss	6,890	1.0%	—	—%	—	—%
Operating loss	(6,630)	(1.0)%	(8,030)	(1.1)%	(9,317)	(1.5)%
Other (expense) income:
Other income	641	0.1%	199	—%	199	—%
Interest income	103	—%	104	—%	136	—%
Interest expense	(11,659)	(1.6)%	(4,456)	(0.6)%	(5,076)	(0.8)%
Other expense, net	(10,915)	(1.5)%	(4,153)	(0.6)%	(4,741)	(0.8)%
Loss before income tax expense	(17,545)	(2.5)%	(12,183)	(1.6)%	(14,058)	(2.3)%
Income tax expense	330	—%	429	0.1%	502	0.1%
Net loss	$(17,875)	(2.5)%	$(12,612)	(1.7)%	$(14,560)	(2.4)%

Year ended December 31, 2023 compared with year ended December 31, 2022

Contract Revenues. Contract revenues for the year ended December 31, 2023 of $711.8 million decreased $36.5 million or 4.9% as compared to $748.3 million in the prior year period. The decrease was primarily due to weather and customer delays in both businesses in the first quarter of 2023 and a reduction of concrete segment revenue in central Texas, partially offset by an increase in marine revenue primarily related to the Pearl Harbor Project.

Gross Profit.  Gross profit was $61.7 million for the year ended December 31, 2023, compared to $50.7 million in the prior year period, an increase of $11.0 million or 21.5%. Gross profit was 8.7% of total contract revenues in the year ended December 31, 2023, compared to 6.8% in the prior year period. The increase in gross profit dollars and margin was primarily due to actions to manage costs during project delays, including reallocating equipment, reducing the size of the fleet, headcount reductions, and realizing margin improvements in the concrete business that reflected our margin improvement initiatives.

Selling, General and Administrative Expenses. Selling, General and Administrative (“SG&A”) expenses were $69.4 million for the year ended December 31, 2023, compared to $62.5 million in the prior year period, an increase of $6.9 million, or 11.1%. As a percentage of total contract revenues, SG&A expenses increased from 8.4% to 9.8% for the year ended December 31, 2023 and December 31, 2022, respectively. The increase in SG&A dollars and percentage was primarily due to the decrease in concrete segment revenue, an increase in bonus expense as a result of our strong performance relative to the budget and the addition of strategic new leadership positions in the year ended December 31, 2023, partially offset by lower consulting expense related to the completion of the management transition.

Gain on Disposal of Assets, net. During the year ended December 31, 2023 and 2022, we realized $8.5 million and $5.0 million, respectively, of net gains on disposal of assets. Included in the current year amount is a net gain of $5.2 million related to the sale-leaseback of our Port Lavaca South Yard property in Texas. See Note 10 of the Notes to the Financial Statements in this Form 10-K for a further description of the sale of property.

Intangible Asset Impairment Loss. During the year ended December 31, 2023, we recorded a $6.9 million intangible asset impairment loss due to our strategic decision to rebrand the concrete segment under the Orion banner. The segment had previously operated under its prior name, TAS Concrete Construction, since its acquisition in 2015. The rebranding reflects a strategic initiative to integrate our different service offerings under one banner to leverage Orion’s brand reputation and to deliver greater value and seamless execution for our customers. See Note 8 of the Notes to the Financial Statements in this Form 10-K for a further discussion of the intangible asset impairment loss.

Other Expense, net. Other expense, net primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses. Interest expense for the year ended December 31, 2023 of $11.7 million increased $7.2 million, as compared to $4.5 million in the prior year period. This increase was primarily due to an increase in the weighted average interest rate from 6.23% in the prior year period to 12.00% in the current year period as a result of the terms of our new Credit Agreement with White Oak and an increase in the weighted average debt outstanding in the current year period as compared to the prior year period.

Income Tax Expense. We recorded tax expense of $0.3 million in the year ended December 31, 2023, compared to tax expense of $0.4 million in the prior year period. Our effective tax rate for the year ended December 31, 2023 was (1.9)%, which differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

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

Selling, General and Administrative Expenses. SG&A expenses were $62.5 million for the year ended December 31, 2022, compared to $60.2 million in the prior year period, an increase of $2.3 million or 3.9%. As a percentage of total contract revenues, SG&A expenses decreased from 10.0% to 8.4% primarily due to higher revenues in the current period. The increase in SG&A dollars was driven primarily by severance, consulting fees related to the management transition and property tax true-ups in the current year period, partially offset by a decrease in ERP implementation expense.

Gain on Disposal of Assets, net. During the year ended December 31, 2022 and 2021, we realized $5.0 million and $11.4 million, respectively, of net gains on disposal of assets. Included in the prior year amount is a net gain of $6.7 million related to the sale of property in Tampa, Florida.

Other Expense, net. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses. Interest expense for the prior year period included $2.1 million related to the extinguishment of our term loan and related interest rate swaps.

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

	Year ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$292,088	73.8%	$237,363	70.0%	$164,636	62.4%
Private sector	103,829	26.2%	101,850	30.0%	99,279	37.6%
Marine segment total	$395,917	100.0%	$339,213	100.0%	$263,915	100.0%
Concrete segment
Public sector	$20,297	6.4%	$30,284	7.4%	$14,945	4.4%
Private sector	295,564	93.6%	378,825	92.6%	322,500	95.6%
Concrete segment total	$315,861	100.0%	$409,109	100.0%	$337,445	100.0%
Total	$711,778		$748,322		$601,360

Operating income (loss)
Marine segment	$3,670	0.9%	$9,787	2.9%	$5,760	2.2%
Concrete segment	(10,300)	(3.3)%	(17,817)	(4.4)%	(15,077)	(4.5)%
Total	$(6,630)		$(8,030)		$(9,317)

Year ended December 31, 2023 compared with year ended December 31, 2022

Marine Segment

Revenues for our marine segment for the year ended December 31, 2023 were $395.9 million compared to $339.2 million for the year ended December 31, 2022, an increase of $56.7 million, or 16.7%. The increase was primarily related to the Pearl Harbor Project.

Operating income for our marine segment for the year ended December 31, 2023 was $3.7 million, compared to operating income of $9.8 million for the year ended December 31, 2022, a decrease of $6.1 million. Adjusted for the $5.2 million gain on the Port Lavaca South Yard property sale-leaseback in Texas, operating loss for the year ended December 31, 2023 was $1.5 million or a decrease of $11.3 million. This decrease in operating income was primarily due to lower equipment utilization, and higher SG&A in the current year.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2023 were $315.9 million compared to $409.1 million for the year ended December 31, 2022, a decrease of $93.2 million, or 22.8%. This decrease was primarily due to a reduction of revenue resulting from winding down operations in Central Texas.

Operating loss for our concrete segment for the year ended December 31, 2023 was $10.3 million, compared to $17.8 million for the year ended December 31, 2022, a decrease in operating loss of $7.5 million. Adjusted for the $6.9 million intangible asset impairment loss on the TAS Commercial Concrete tradename, operating loss for the year ended December 31, 2023 was $3.4 million, or a decrease in operating loss of $14.4 million. This decrease in operating loss was primarily due to lower indirect costs due to winding down operations in Central Texas.

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

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At December 31, 2023, our working capital was $55.9 million, as compared with $31.1 million at December 31, 2022. As of December 31, 2023, we had unrestricted cash on hand of $30.9 million. Our borrowing availability under our revolving portion of our Credit Agreement at December 31, 2023 was approximately $47.7 million.

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

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31, 2023, 2022 and 2021:

	2023	2022	2021
Net loss	$(17,875)	$(12,612)	$(14,560)
Adjustments to remove non-cash and non-operating items	32,641	27,413	22,726
Cash flow from net income after adjusting for non-cash and non-operating items	14,766	14,801	8,166
Change in operating assets and liabilities (working capital)	2,412	(5,236)	(8,097)
Cash flows provided by operating activities	$17,178	$9,565	$69
Cash flows provided by (used in) investing activities	$2,170	$(9,704)	$10,629
Cash flows provided by (used in) financing activities	$7,806	$(8,370)	$6

Capital expenditures (included in investing activities above)	$(8,909)	$(14,584)	$(16,975)

Operating Activities. During 2023, we generated approximately $17.2 million in cash from our operating activities. The net cash inflow is comprised of $14.8 million of cash inflows from net income, after adjusting for non-cash items and $2.4 million of cash inflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Consolidated Statements of Cash Flows, were primarily driven by a $21.4 million inflow related to an increase in our net position of accounts receivable and accounts payable plus accrued  liabilities during the period, partially offset by a $11.3 million outflow pursuant to the relative timing and significance of project progression and billings during the period, a $6.8 million decrease in operating lease liabilities during the period, and $0.9 million of other cash outflows.

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

Investing Activities. Capital asset additions and betterments to our fleet were $8.9 million in 2023, as compared with $14.6 million and $17.0 million in 2022 and 2021, respectively. Proceeds from the sale of property and equipment were $11.1 million in 2023, as compared with $4.9 million and $27.2 million in 2022 and 2021, respectively. Included in the year ended December 31, 2023 is $8.1 million of proceeds related to the sale-leaseback of the Port Lavaca South Yard property in Texas.

Financing Activities.

During the year ended December 31, 2023, we had borrowings of $5.0 million from our prior credit agreement, $38.0 million from the term loan portion of our new Credit Agreement and borrowings of $64.0 million on the revolving credit line under our new Credit Agreement,  repayments of $40.0 million on our prior credit agreement, repayments of $64.0 million on the revolving credit line under our new Credit Agreement, proceeds from failed sales-leasebacks of $14.7 million, proceeds of $2.4 million related to the Port Lavaca land sale-leaseback financing, loan costs of $6.5 million, payments on finance lease liabilities of $4.8 million and a cash outflow of $0.5 million for payments related to tax withholdings for share-based compensation.

During the year ended December 31, 2022, we drew down $24.0 million from our revolving line of credit under our prior credit agreement. During the year ended December 31, 2022, we repaid $28.0 million on our revolving line of credit under our prior credit agreement, had payments of $3.0 million on finance lease liabilities and incurred $0.7 million of loan costs related to the ninth amendment to our prior credit agreement.

During the year ended December 31, 2021, we drew down $53.0 million from our revolving line of credit under our prior credit agreement. During the year ended December 31, 2021, we repaid $19.0 million on our revolving line of credit under our prior credit agreement.

During the year ended December 31, 2021, we fully extinguished the term loan portion of our prior credit agreement, in part using proceeds from the sale of property in Tampa, Florida. Concurrent with extinguishing the term loan, we canceled the remaining open position on our interest rate swap, resulting in a $1.3 million loss on the mark to market value of the swap at the date of termination.  The $1.3 million was paid to the counterparty, cleared from the balance sheet as an interest rate swap liability, removed from Other Comprehensive Income and charged to interest expense during the year ended December 31, 2021.  Further, the remaining $0.8 million of unamortized deferred debt issuance costs were charged to interest expense related to the early extinguishment of the term loan.   There were no penalties incurred related to early payment of the term loan.

Sources of Capital

On May 15, 2023, we entered into a new three-year $103.0 million Credit Agreement with White Oak, which includes a $65.0 million asset based revolving credit line and a $38.0 million fixed asset term loan. Please see Note 10 of the Notes to the Financial Statements for further discussion.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At December 31, 2023, the capacity under our current bonding arrangement was at least $750 million, with approximately $575 million of projects being bonded. While we believe that our current bonding capacity is sufficient to satisfy current demand for our services, any new major project opportunities may require us to seek additional bonding capacity in the future. We believe our balance sheet and working capital position will allow us to access additional bonding capacity as needed in the future.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel, concrete and steel. Due to the relative short-term duration of our projects, we are generally able to include anticipated cost increases in the pricing of our bids.

Off Balance Sheet Arrangements

Currently our only off-balance sheet arrangements are those discussed above under “Bonding Capacity” and those which arise in the normal course of business. These arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Revenue Recognition

Our revenue is derived from contracts to provide marine construction, dredging, turnkey concrete services, and other specialty services. Our projects are typically short in duration and usually span a period of less than one year. We determine the appropriate accounting treatment for each contract before work begins and record revenue on contracts over time.

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

Contract revenue is derived from the original contract price as modified by agreed-upon change orders and estimates of variable consideration related to incentive fees and change orders or claims for which price has not yet been agreed by the customer. We estimate variable consideration based on our assessment of the most likely amount to which we expect to be entitled. Variable consideration is included in the estimated recognition of revenue to the extent it is probable that a significant reversal of cumulative recognized revenue will not occur. A determination that the collection of a claim is probable is based upon our evaluation of its compliance with the terms of the contract and the extent to which we performed in accordance therewith but does not guarantee collection in full.

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

The marine segment maintains five levels of excess loss insurance coverage, totaling $300 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million. The concrete segment maintains five levels of excess loss insurance coverage, totaling $300 million in excess of primary coverage. This excess loss coverage responds to most of its liability policies when a primary limit of $1 million has been exhausted.

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

Commodity price risk

We are subject to fluctuations in commodity prices for concrete, steel products and fuel. Although we routinely attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for commodity products. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts, although the short-term duration of our projects may allow us to include cost increases to the pricing of our bids.

Interest rate risk

At December 31, 2023, we had $38.0 million in outstanding borrowings under our Credit Agreement, with a weighted average ending interest rate of 13.46%. Based on the amounts outstanding under our Credit Agreement as of December 31, 2023, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.4 million.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, under the oversight of our principal executive officer and principal financial officer, and Audit Committee, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control - An Integrated Framework (“2013 Framework”). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 at the reasonable assurances level.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023. KPMG LLP’s report appears on page F-4 of this annual report on Form 10-K.

Item 9B.            OTHER INFORMATION

None.

Item 9C.            DISCLOSURE CONCERNING CERTAIN FOREIGN JURISDICTIONS THAT PREVENT

INSPECTIONS

Not applicable.

PART III

Item 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The information under the heading “Information about our Executive Officers” in this Form 10-K is incorporated by reference into this section. The information required by Paragraphs (c) through (g) of Item 401 of Regulation S-K and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 29, 2024 (the “Proxy Statement”).

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

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our Proxy Statement.

Item 11.            EXECUTIVE COMPENSATION

The information required by Items 402, 407(e)(4) and 407(e)(5) is hereby incorporated by reference from our Proxy Statement.

Item 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K is hereby incorporated by reference from our Proxy Statement.

Item 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from our Proxy Statement.

Item 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our Proxy Statement.

PART IV

Item 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.Financial Statements

The Company’s Consolidated Financial Statements at December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.Financial Statement Schedule

The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2023 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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

Exhibit Number	Description
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

† 10.13

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

† 10.18

Employment Offer Letter dated August 15, 2022 between Orion Group Holdings, Inc. and Travis J. Boone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2022 (File No. 001-33891)).

† 10.19

Employment Offer Letter dated August 29, 2022 between Orion Group Holdings, Inc. and Gordon Scott Thanisch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2022 (File No. 001-33891)).

10.20

Land Sale Contract, dated February 20, 2024, by and between a subsidiary of Orion Group Holdings, Inc. and Brixx Technologies LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2024 (File No. 001-33891)).

10.21

Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto,

as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent. . (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2023 (File No. 001-33891)).

Exhibit Number	Description
*10.22

Amendment No. 1, dated December 1, 2023 to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent.

*10.23

Amendment No. 2, dated February 27, 2024 to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent.

† 10.24

Letter Agreement, dated July 31, 2023, by and between Peter R. Buchler and Orion Group Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2023 (File No. 001-33891)).

10.25

Land Sale-Leaseback Contract, dated June 21, 2023, by and between Orion Marine Construction, Inc., a Florida corporation, and Pelican Marine Services, LLC, a Louisiana limited liability company. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2023 (File No. 001-33891)).

10.26

Land Sale-Leaseback Contract, dated June 5, 2023, by and between Orion Marine Construction, Inc., a Florida corporation, and Store Capital Acquisitions, LLC, a Delaware limited liability company. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2023 (File No. 001-33891)).

† 10.27

Employment Agreement by and between Orion Group Holdings, Inc. and Travis J. Boone, effective September 27, 2023. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28 2023 (File No. 001-33891)).

† 10.28

Employment Agreement by and between Orion Group Holdings, Inc. and Scott Thanisch, effective September 27, 2023. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28 2023 (File No. 001-33891)).

*† 10.29	Employment Offer Letter dated November 20, 2023 between Orion Group Holdings, Inc. and E. Chipman Earle
* 21 .1	List of Subsidiaries.
* 23 .1	Consent of Independent Registered Public Accounting Firm -KPMG, LLP.
* 31 .1	Certification of CEO pursuant to Section 302.
* 31 .2	Certification of CFO pursuant to Section 302.
* 32 .1	Certification of CEO and CFO pursuant to Section 906.
*97.1	Orion Group Holdings, Inc. Executive Compensation Clawback Policy
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

†     Management contract or compensatory plan or arrangement

Item 16.            FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

March 1, 2024	By:	/s/ Travis J. Boone
Travis J. Boone President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Travis J. Boone	President, Chief Executive Officer and	March 1, 2024
Travis J. Boone	Director

/s/ Scott Thanisch	Chief Financial Officer	March 1, 2024
Scott Thanisch

/s/ Austin J. Shanfelter	Chairman of the Board	March 1, 2024
Austin J. Shanfelter

/s/ Thomas N. Amonett	Director	March 1, 2024
Thomas N. Amonett

/s/ Michael J. Caliel	Director	March 1, 2024
Michael J. Caliel

/s/ Richard L. Daerr, Jr.	Director	March 1, 2024
Richard L. Daerr, Jr.

/s/ Margaret M. Foran	Director	March 1, 2024
Margaret M. Foran

/s/ Quentin P. Smith, Jr.	Director	March 1, 2024
Quentin P. Smith, Jr.

/s/ Mary E. Sullivan	Director	March 1, 2024
Mary E. Sullivan

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Orion Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of estimated costs at completion and variable consideration for certain long-term, fixed-priced construction contracts

As discussed in Notes 3 and 5 to the consolidated financial statements, contract revenue is recognized over time because control of the promised goods and services is continually transferred to the customer. Progress is measured by the percentage of actual costs incurred to date to the total estimated costs at completion. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance. The Company estimates variable consideration related to claims and unapproved change orders based on the most likely amount to which it expects to be entitled. The Company reported contract revenues of $711.8 million for the year ended December 31, 2023, which included revenue related to long-term, fixed price construction contracts.

We identified the evaluation of estimated costs at completion and variable consideration for certain long-term, fixed-priced construction contracts in the Marine segment as a critical audit matter. Evaluating the Company’s estimated costs at completion for contracts in progress involved subjective auditor judgement given the variability and estimation uncertainty associated with costs of material and labor to be incurred over a long-term contract period. Additionally, evaluating the estimates of variable consideration involved subjective auditor judgement given the uncertainty in determining the costs the Company is entitled to recover under the contract.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over the estimation of costs to complete and variable consideration for certain long-term, fixed-priced construction contracts. We evaluated the Company’s ability to estimate these amounts by comparing the Company’s previous estimates to actual results. We evaluated estimated costs at completion for certain in-progress contracts by:

●inspecting contractual documents with customers

●conducting interviews with and reviewing questionnaires prepared by project personnel to gain an understanding of the status, risks, and uncertainties of projects

●analyzing a selection of costs in the estimated costs at completion, including the cost of labor, materials, and subcontracts, as applicable, by comparing amounts to purchase orders, costs incurred to date on the project, and costs incurred on similar projects.

We evaluated variable consideration for a certain contract by:

●comparing a selection of costs underlying the claims and unapproved change orders to supporting documentation, including contractual documents and correspondence between the Company and the customer

●assessing management’s determination of the most likely amount to which it expects to be entitled by comparing it to the Company’s historical experience with similar claims and unapproved change orders.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Houston, Texas
March 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Orion Group Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 1, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
March 1, 2024

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$30,938	$3,784
Accounts receivable:
Trade, net of allowance for credit losses of $361 and $606, respectively	101,229	106,758
Retainage	42,044	50,873
Income taxes receivable	626	402
Other current	3,864	3,526
Inventory	2,699	2,862
Contract assets	81,522	43,903
Prepaid expenses and other	8,894	8,229
Total current assets	271,816	220,337
Property and equipment, net of depreciation	87,834	100,977
Operating lease right-of-use assets, net of amortization	25,696	14,978
Financing lease right-of-use assets, net of amortization	23,602	15,839
Inventory, non-current	6,361	5,469
Intangible assets, net of amortization	—	7,317
Deferred income tax asset	26	70
Other non-current	1,558	2,168
Total assets	$416,893	$367,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$13,453	$34,956
Accounts payable:
Trade	80,294	87,605
Retainage	2,527	1,198
Accrued liabilities	37,074	18,466
Income taxes payable	570	522
Contract liabilities	64,079	37,720
Current portion of operating lease liabilities	9,254	4,738
Current portion of financing lease liabilities	8,665	4,031
Total current liabilities	215,916	189,236
Long-term debt, net of debt issuance costs	23,740	716
Operating lease liabilities	16,632	11,018
Financing lease liabilities	13,746	11,102
Other long-term liabilities	25,320	17,072
Deferred income tax liability	64	211
Total liabilities	295,418	229,355
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 33,260,011 and 32,770,550 issued; 32,548,780 and 32,059,319 outstanding at December 31, 2023 and December 31, 2022, respectively	333	328
Treasury stock, 711,231 shares, at cost, as of December 31, 2023 and December 31, 2022, respectively	(6,540)	(6,540)
Additional paid-in capital	189,729	188,184
Retained loss	(62,047)	(44,172)
Total stockholders’ equity	121,475	137,800
Total liabilities and stockholders’ equity	$416,893	$367,155

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2023	2022	2021
Contract revenues	$711,778	$748,322	$601,360
Costs of contract revenues	650,115	697,580	560,393
Gross profit	61,663	50,742	40,967
Selling, general and administrative expenses	69,431	62,503	60,181
Amortization of intangible assets	427	1,239	1,521
Gain on disposal of assets, net	(8,455)	(4,970)	(11,418)
Intangible asset impairment loss	6,890	—	—
Operating loss	(6,630)	(8,030)	(9,317)
Other (expense) income:
Other income	641	199	199
Interest income	103	104	136
Interest expense	(11,659)	(4,456)	(5,076)
Other expense, net	(10,915)	(4,153)	(4,741)
Loss before income taxes	(17,545)	(12,183)	(14,058)
Income tax expense	330	429	502
Net loss	$(17,875)	$(12,612)	$(14,560)

Basic loss per share	$(0.55)	$(0.40)	$(0.47)
Diluted loss per share	$(0.55)	$(0.40)	$(0.47)
Shares used to compute loss per share:
Basic	32,346,992	31,402,328	30,763,527
Diluted	32,346,992	31,402,328	30,763,527

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In Thousands)

	Year ended December 31,
	2023	2022	2021
Net loss	$(17,875)	$(12,612)	$(14,560)
Change in fair value of cash flow hedge, net of tax expense of $368 for the year ended December 31, 2021	—	—	1,234
Total comprehensive loss	$(17,875)	$(12,612)	$(13,326)

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Earnings (Loss)	Total
Balance, January 1, 2021	31,171,804	$312	(711,231)	$(6,540)	$(1,602)	$184,324	$(17,000)	$159,494
Stock-based compensation	—	—	—	—	—	2,401	—	2,401
Exercise of stock options	28,546	—	—	—	—	110		110
Issuance of restricted stock	916,531	9	—	—	—	(9)	—	—
Forfeiture of restricted stock	(234,232)	(2)	—	—	—	2	—	—
Payments related to tax withholding for share-based compensation	(170,192)	(2)	—	—	—	(947)	—	(949)
Cash flow hedge	—	—	—	—	1,602	—	—	1,602
Net loss	—	—	—	—	—	—	(14,560)	(14,560)
Balance, December 31, 2021	31,712,457	$317	(711,231)	$(6,540)	$—	$185,881	$(31,560)	$148,098
Stock-based compensation	—	—	—	—	—	2,754	—	2,754
Issuance of restricted stock	1,603,434	16	—	—	—	(16)	—	—
Forfeiture of restricted stock	(382,480)	(4)	—	—	—	4	—	—
Payments related to tax withholding for share-based compensation	(162,861)	(1)	—	—	—	(439)	—	(440)
Net loss	—	—	—	—	—	—	(12,612)	(12,612)
Balance, December 31, 2022	32,770,550	$328	(711,231)	$(6,540)	$—	$188,184	$(44,172)	$137,800
Stock-based compensation	—	—	—	—	—	2,042	—	2,042
Issuance of restricted stock	1,031,853	10	—	—	—	(10)	—	—
Forfeiture of restricted stock	(390,886)	(4)	—	—	—	4	—	—
Payments related to tax withholding for share-based compensation	(151,506)	(1)	—	—	—	(491)	—	(492)
Net loss	—	—	—	—	—	—	(17,875)	(17,875)
Balance, December 31, 2023	33,260,011	$333	(711,231)	$(6,540)	$—	$189,729	$(62,047)	$121,475

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(17,875)	$(12,612)	$(14,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating activities:
Depreciation and amortization	18,844	20,915	22,608
Amortization of ROU operating leases	6,763	4,813	5,102
Amortization of ROU finance leases	5,034	3,142	2,822
Write-off of debt issuance costs upon debt modification	119	—	790
Amortization of deferred debt issuance costs	1,616	424	430
Deferred income taxes	(103)	13	(9)
Stock-based compensation	2,042	2,754	2,401
Gain on disposal of assets, net	(8,455)	(4,970)	(11,418)
Intangible asset impairment loss	6,890	—	—
Allowance for credit losses	(109)	322	—
Change in operating assets and liabilities:
Accounts receivable	14,129	(28,660)	4,703
Income tax receivable	(224)	3	14
Inventory	(729)	(1,485)	371
Prepaid expenses and other	(55)	1,645	143
Contract assets	(37,619)	(15,374)	3,742
Accounts payable	(4,507)	39,370	589
Accrued liabilities	11,817	(6,630)	(6,544)
Operating lease liabilities	(6,807)	(4,748)	(4,940)
Income tax payable	48	(79)	(38)
Contract liabilities	26,359	10,722	(6,137)
Net cash provided by operating activities	17,178	9,565	69
Cash flows from investing activities:
Proceeds from sale of property and equipment	11,079	4,880	27,164
Purchase of property and equipment	(8,909)	(14,584)	(16,975)
Insurance claim proceeds related to property and equipment	—	—	440
Net cash provided by (used in) investing activities	2,170	(9,704)	10,629
Cash flows from financing activities:
Borrowings on credit	106,958	24,000	53,000
Payments made on borrowings on credit	(104,431)	(28,274)	(49,120)
Proceeds from failed sale-leaseback arrangement	14,702	—	—
Proceeds from sale-leaseback financing	2,397	—	—
Loan costs from Credit Agreement and prior credit facility	(6,537)	(664)	—
Payments of finance lease liabilities	(4,791)	(2,992)	(3,035)
Payments related to tax withholding for share-based compensation	(492)	(440)	(949)
Exercise of stock options	—	—	110
Net cash provided by (used in) financing activities	7,806	(8,370)	6
Net change in cash, cash equivalents and restricted cash	27,154	(8,509)	10,704
Cash, cash equivalents and restricted cash at beginning of period	3,784	12,293	1,589
Cash, cash equivalents and restricted cash at end of period	$30,938	$3,784	$12,293

Cash paid during the period for:
Interest	$12,084	$2,923	$2,423
Taxes, net of refunds	$618	$533	$568

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

(Tabular Amounts in thousands, Except Share and per Share Amounts)

1.Description of Business and Basis of Presentation

Description of Business

Orion Group Holdings, Inc. and subsidiaries, (hereafter collectively referred to as the “Company”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through its marine segment and its concrete segment. Our marine segment provides construction and dredging services including marine transportation facility construction, marine pipeline construction, marine environmental structures construction, dredging of waterways, channels and ports, environmental dredging, design, and specialty services related to marine construction, fabrication, and dredging. Our concrete segment provides turnkey concrete construction services including concrete surface place and finish, site preparation, layout, forming, and rebar placement for large commercial, structural and other associated business areas. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

Although we describe the business in this report in terms of the services the Company provides, its base of customers and the areas in which it operates, the Company has determined that its operations currently comprise two reportable segments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

The tools used by the chief operating decision maker (“CODM”) to allocate resources and assess performance are based on two reportable and operating segments: marine and concrete, which operate under the Orion brand and logo.

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

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company is compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate.  Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, and capital expenditures and expected timing and proceeds of planned real estate transactions. The Company has sustained operating losses for the years ended December 31, 2023, 2022 and 2021. Also as described in Note 10, the Company had $35.0 million of outstanding indebtedness under its prior credit facility as of December 31, 2022 which was scheduled to mature on July 31, 2023.  As of the date of the filing of the Company’s 2022 Form 10-K on March 16, 2023, the Company’s existing cash and cash equivalents were not sufficient to satisfy the Company’s operating cash needs for at least one year after the issuance of the financial statements. These conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements were issued. As such, management concluded at the date of the issuance of the financial statements included in the Company’s 2022 Form 10-K that substantial doubt existed as to going concern.

At the beginning of 2023, the Company began a process to refinance the outstanding debt. On May 15, 2023, the Company entered into a new three-year $103.0 million senior secured credit facility (the “Credit Agreement”) with White Oak ABL, LLC and White Oak Commercial Finance, LLC (collectively, “White Oak”) which includes a $65.0 million asset based revolving credit facility (the “Revolver”) and a $38.0 million fixed asset term loan (the “Term Loan”). See Note 10 for more information regarding the debt refinancing.

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

Revenue Recognition

The Company’s revenue is derived from contracts to provide marine construction, dredging, turnkey concrete services, and other specialty services. The Company’s projects are typically brief in duration, but occasionally, span a period of over one year. The Company determines the appropriate accounting treatment for each contract before work begins and, subject to qualifications discussed in the next paragraph, records contract revenue over time.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at December 31, 2023 and December 31, 2022 consisted primarily of overnight bank deposits.

Risk Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of accounts receivable.

A significant portion of the Company’s revenue base depends on its ability to continue to obtain federal, state and local governmental contracts, and indirectly, on the amount of funding available to these agencies for new and current governmental projects. Therefore, a portion of the Company’s operations is dependent upon the level and timing of government funding. Statutory mechanics’ liens provide the Company high priority in the event of lien foreclosures following financial difficulties of private owners, thus minimizing credit risk with private customers.

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company had significant investments in billed and unbilled receivables as of December 31, 2023 and December 31, 2022. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than its carrying value. As of December 31, 2023 and December 31, 2022, the Company had recorded an allowance for credit losses of $0.4 million and $0.6 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at December 31, 2023 totaled $42.0 million, of which $5.4 million is expected to be collected beyond December 31, 2024. Retainage at December 31, 2022 totaled $50.9 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of December 31, 2023 or December 31, 2022.

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

Inventory

Current inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or net realizable value and is relieved as utilized. Where shipping and handling costs are incurred by the Company, these charges are included in inventory and charged to cost of contract revenue upon use. Non-current inventory consists of spare parts (including engines, cutters and gears) that require special order or long-lead times for manufacture or fabrication, but must be kept on hand to reduce downtime and is valued at the lower of cost (using historical average cost) or net realizable value.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of December 31, 2023. There was $0.8 million of assets classified as held for sale as of December 31, 2022 that were included in prepaid expenses and other in the Company’s Consolidated Balance Sheets.

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

Intangible Assets

Intangible assets that have finite lives were amortized. In addition, the Company evaluated the remaining useful life of intangible assets in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization. Intangible assets that had infinite lives were not amortized, but were subject to impairment testing at least annually or more frequently if events or circumstances indicated that the asset may  be impaired.

The Company had one infinite-lived intangible asset, a trade name, which it tested for impairment annually on October 31, or whenever events or circumstances indicated that the carrying amount of the trade name may not be recoverable. Impairment was calculated as the excess of the trade name’s carrying value over its fair value. The fair value of the trade name was determined using the relief from royalty method, a variation of the income approach. This method assumes that if a company owns intellectual property, it does not have to “rent” the asset and is, therefore, “relieved” from paying a royalty. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. This one infinite-lived intangible asset was fully impaired as of December 31, 2023 due to the rebranding of the Company’s concrete segment in the fourth quarter of 2023.

See Note 8 for additional discussion of intangible assets.

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

See Note 12 for additional discussion of income taxes.

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

The marine segment maintains five levels of excess loss insurance coverage, totaling $300 million in excess of primary coverage. The marine segment’s excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted; provided that the primary limit for Contingent Maritime Employer’s Liability is $10 million and the Watercraft Pollution Policy primary limit is $5 million. The concrete segment maintains five levels of excess loss insurance coverage, totaling $300 million in excess of primary coverage. The concrete segment’s excess loss coverage responds to most of its policies when a primary limit of $1 million has been exhausted.

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

The total accrual for insurance claims liabilities was $7.5 million and $5.8 million at December 31, 2023 and December 31, 2022, respectively, reflected as a component of accrued liabilities in the consolidated balance sheet.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Year ended December 31,
	2023	2022	2021
Marine Segment
Construction	$297,462	$239,656	$169,554
Dredging	60,667	85,414	80,831
Specialty Services	37,788	14,143	13,530
Marine segment contract revenues	$395,917	$339,213	$263,915

Concrete Segment
Structural	$53,827	$57,425	$58,420
Light Commercial	262,034	351,684	279,018
Other	—	—	7
Concrete segment contract revenues	$315,861	$409,109	$337,445

Total contract revenues	$711,778	$748,322	$601,360

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

The table below presents the concentrations of current receivables (trade and retainage) at December 31, 2023 and December 31, 2022, respectively:

	December 31, 2023		December 31, 2022
Federal Government	$8,885	6%	$4,612	3%
State Governments	2,355	2%	3,111	2%
Local Governments	12,804	9%	16,197	10%
Private Companies	119,590	83%	134,317	85%
Gross receivables	143,634	100%	158,237	100%
Allowance for credit losses	(361)		(606)
Net receivables	$143,273		$157,631

At December 31, 2023, a customer in the Private Companies category accounted for 19.9% of total current receivables. At December 31, 2022, no single customer accounted for more than 10.0% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the years ended December 31, 2023, 2022 and 2021.

	2023	%	2022	%	2021	%
Federal Government	$153,410	22%	$80,116	11%	$54,480	9%
State Governments	59,354	8%	62,516	8%	4,790	1%
Local Government	99,621	14%	125,015	17%	120,311	20%
Private Companies	399,393	56%	480,675	64%	421,779	70%
Total contract revenues	$711,778	100%	$748,322	100%	$601,360	100%

In the year ended December 31, 2023, a customer in the Federal Government category accounted for 12.7% of total contract revenue. For the years ended December 31, 2022 and 2021, no single customer exceeded 10.0% of total contract revenues.

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

Contract revenues generated outside the United States totaled 5.1%, 0.9% and 0.5% of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively, and were primarily located in the Caribbean Basin.

5.Contracts in Progress

Contracts in progress are as follows as of December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022
Costs incurred on uncompleted contracts	$1,394,243	$1,251,853
Estimated earnings	176,904	180,705
	1,571,147	1,432,558
Less: Billings to date	(1,553,704)	(1,426,375)
	$17,443	$6,183
Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$81,522	$43,903
Contract liabilities	(64,079)	(37,720)
	$17,443	$6,183

Included in contract assets is approximately $13.0 million and $13.4 million at December 31, 2023 and December 31, 2022, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of December 31, 2023, the aggregate amount of the remaining performance obligations was approximately $762.2 million. Of this amount, the current expectation of the Company is that it will recognize $650.4 million, or 85%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment as of December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022
Automobiles and trucks	$1,985	$2,232
Building and improvements	36,931	36,952
Construction equipment	125,705	130,660
Vessels and other equipment	94,030	91,495
Office equipment	6,708	6,885
	265,359	268,224
Less: Accumulated depreciation	(206,243)	(195,948)
Net book value of depreciable assets	59,116	72,276
Construction in progress	3,770	816
Land	24,948	27,885
	$87,834	$100,977

For the years ended December 31, 2023 and 2022, depreciation expense was $18.4 million and $19.7 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 10).

Substantially all of the Company’s long-lived assets are located in the United States.

See Note 2 to the Company’s consolidated financial statements for further discussion of property and equipment.

7.Fair Value

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash surrender value of life insurance policy	$1,299	—	1,299	—
December 31, 2022
Assets:
Cash surrender value of life insurance policy	$1,811	—	1,811	—

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of December 31, 2023. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the “Other non-current” asset section in the Company’s Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at December 31, 2023 and 2022 approximated its carrying value of $42.3 million and $35.7 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.Intangible Assets

The tables below present the activity and amortizations of finite-lived intangible assets:

	December 31,	December 31,
	2023	2022
Finite-lived intangible assets, beginning of period	$35,242	$34,242
Additions	—	—
Total finite-lived intangible assets, end of period	$35,242	$35,242

Accumulated amortization, beginning of period	$(34,815)	$(33,576)
Current year amortization	(427)	(1,239)
Total accumulated amortization	(35,242)	(34,815)

Net finite-lived intangible assets, end of period	$—	427
Infinite-lived intangible assets	—	6,890
Total net intangible assets	$—	$7,317

Remaining net finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were valued at approximately $18.8 million and are being amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. For the years ended December 31, 2023 and 2022, $0.4 million and $1.2 million, respectively, of amortization expense was recognized for these assets. As of December 31, 2023 all finite-lived intangible assets acquired as part of the purchase of TAS were fully amortized.

The Company evaluated the infinite-lived intangible assets which consisted of the TAS Concrete Construction tradename and as a result of the Company’s strategic decision to rebrand its concrete segment under the Orion banner the Company determined that the estimated fair value of the TAS Concrete Construction tradename is less than the carrying amount and an impairment loss of $6.9 million was recognized under ASC 350. As of December 31, 2023 all of the Company’s intangible assets are fully amortized or impaired.

9.Accrued Liabilities

Accrued liabilities as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Accrued salaries, wages and benefits	$19,759	$7,605
Accrued liabilities expected to be covered by insurance	7,478	5,757
Sales taxes	2,510	1,737
Property taxes	1,111	522
Sale-leaseback arrangement	3,761	813
Accounting and audit fees	659	222
Interest	530	60
Other accrued expenses	1,266	1,750
Total accrued liabilities	$37,074	$18,466

10.Debt

On May 15, 2023, the Company entered into the Credit Agreement. The Company incurred debt issuance costs related to the Credit Agreement of $5.9 million, which will be amortized over the life of the agreement under the effective interest method. The Credit Agreement has a maturity date of May 15, 2026. The Company used the proceeds of the Credit Agreement to repay the $40.0 million outstanding on the Company’s prior credit facility. In connection with the extinguishment of the prior credit facility, the Company wrote off the remaining $0.1 million in debt issuance costs associated with the prior credit facility. On December 1, 2023, the Company entered into Amendment No, 1 to the Credit Agreement which extended the maturity date for the $15.0 million pre-payment to the earlier of June 30, 2024 and the date that is three business days after receipt of net proceeds in respect of the East and West Jones Sale.

The Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries, including fixed assets and account receivables, and is used to finance general corporate and working capital purposes, capital expenditures, and permitted acquisitions and associated fees, to refinance existing indebtedness, and to pay for all expenses related to the Credit Agreement. Amounts repaid under the Revolver can be re-borrowed.

The Revolver initially bears interest at a rate of the 30-day SOFR plus 5.5% and the Term Loan at a rate of the 30-day SOFR plus 8.0%, subject to a SOFR floor of 4.0%. The yearly weighted average interest rate for the Credit Agreement, as of December 31, 2023 was 12.00%.

The Company’s obligations under debt arrangements consisted of the following:

	December 31, 2023			December 31, 2022
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Revolving line of credit	$—	$—	$—	$35,000	$(327)	$34,673
Term loan - current	15,000	(2,024)	12,976	—	—	—
Other debt	477	—	477	283	—	283
Total current debt	15,477	(2,024)	13,453	35,283	(327)	34,956
Term loan - long-term	23,000	(3,104)	19,896	—	—	—
Other debt	3,844	—	3,844	716	—	716
Total long-term debt	26,844	(3,104)	23,740	716	—	716
Total debt	$42,321	$(5,128)	$37,193	$35,999	$(327)	$35,672
(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Credit Agreement and the termination and repayment of the Company’s prior credit facility.

Provisions of the revolving line of credit

The Company has a maximum borrowing capacity under the Revolver of $65.0 million. There is a letter of credit sublimit that is equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the Revolver. The Revolver termination date is the earlier of the Credit Agreement termination date, May 15, 2026, or the date the outstanding balance is permanently reduced to zero, in accordance with the terms of the Credit Agreement.

As of December 31, 2023, the Company had no borrowings under the Revolver. The Company’s borrowing availability under the Revolver at December 31, 2023 was approximately $47.7 million.

During the year ended December 31, 2023, the Company borrowed $64.0 million on the Revolver. During the year ended December 31, 2023, the Company repaid $64.0 million outstanding on the Revolver.

Financial covenants

Restrictive financial covenants under the Credit Agreement include:

●	A Consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:
-	Fiscal Quarter Ending June 30, 2024 and each Fiscal Quarter thereafter, to not be less than 1.10 to 1.00.

●	A Revolver Loan Turnover Ratio to not be less than the following during each noted period:
-	Fiscal Quarter Ending December 31, 2023 and each Fiscal Quarter thereafter, to not be less than 2.50 to 1.00.
●	A Term Loan Loan-to-Value Ratio to not be greater than the following during each noted period:
-	Fiscal Quarter Ending December 31, 2023 and each Fiscal Quarter thereafter, to not be more than 60%.

●	A Minimum EBITDA to not be less than the following during each noted period:
-	Tri-Quarterly Test Period Ended December 31, 2023 - $14,975,675

-	Last-Twelve-Months Test Period Ended March 31, 2024 - $29,703,993
●	The Company shall maintain Liquidity (as defined in the Credit Agreement) of greater than $15.0 million at all times.

In addition, the Credit Agreement contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and, events constituting a change of control.

The Company was in compliance with all financial covenants as of December 31, 2023.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of December 31, 2023 and December 31, 2022, the carrying value of this debt was $1.9 million and $1.0 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12.0 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of December 31, 2023, the carrying value of this debt was $2.4 million.

11.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Sale-leaseback arrangement	$23,689	$15,156
Deferred compensation	1,293	1,639
Accrued liabilities expected to be covered by insurance	338	277
Total other long-term liabilities	$25,320	$17,072

Sale-Leaseback Arrangements

On May 15, 2023, the Company entered into a $13.0 million sale-leaseback of certain equipment in which the Company leased-back the equipment for terms ranging from one to three years. The transaction above was recorded as a failed sale-leaseback.

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

Related to the failed sale-leasebacks, the Company recorded liabilities for the amounts received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms.

12.Income Tax

The following table presents the components of our consolidated income tax expense for the years ended December 31, 2023, 2022 and 2021:

	Current	Deferred	Total
Year ended December 31, 2023
U.S. Federal	$27	$—	$27
State and local	415	$(79)	336
Foreign	(8)	(25)	(33)
	$434	$(104)	$330
Year ended December 31, 2022
U.S. Federal	$—	$—	$—
State and local	449	$(29)	420
Foreign	(34)	43	9
	$415	$14	$429
Year ended December 31, 2021
U.S. Federal	$—	$—	$—
State and local	243	(20)	223
Foreign	268	11	279
	$511	$(9)	$502

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2023	2022	2021
Statutory amount	$(3,685)	$(2,558)	$(2,952)
Valuation allowance on foreign tax credits	(438)	(136)	186
State income tax, net of federal benefit	69	251	44
Permanent differences, other	749	185	303
Permanent differences, stock compensation	(40)	217	(262)
Valuation allowance, other	3,675	2,251	3,108
Other	—	219	75
Consolidated income tax provision	$330	$429	$502
Consolidated effective tax rate	(1.9)%	(3.5)%	(3.6)%

In the year ended 2023, the Company’s effective tax rate differed from the statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

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

Deferred Taxes

The Company’s deferred tax assets and liabilities are as follows:

	Long Term
	As of December 31,
	2023	2022
Assets related to:
Accrued liabilities	$1,581	$1,320
Intangible assets	3,226	2,161
Net operating loss carryforward	14,594	16,699
Stock-based compensation	221	276
Foreign tax credits	3,394	3,831
Goodwill	3,534	4,328
Leases	16,146	9,018
Other	2,656	2,301
Total gross deferred tax assets	45,352	39,934
Less valuation allowance	(20,795)	(17,557)
Total net deferred tax assets	24,557	22,377
Liabilities related to:
Depreciation and amortization	(23,116)	(22,362)
Other	(1,479)	(156)
Total deferred tax liabilities	(24,595)	(22,518)
Net deferred tax liabilities	$(38)	$(141)

The Company has net operating loss carryforwards for federal income tax purposes of $41.7 million as of December 31, 2023, which are available to reduce future taxable income. The Company’s federal net operating losses arose after the 2017 tax year and can be carried forward for an indefinite period of time but are limited to offset 80% of taxable income in any given year. The Company has state net operating losses of $128.5 million that expire beginning in 2027. A portion of the state losses that arose after the 2017 tax year may be carried forward indefinitely. Additionally, the Company has foreign tax credits of $3.4 million that can be carried forward for up to ten years. The Company has foreign tax credits that will expire in 2026.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. According to ASC subtopic 740-10, the Company’s history of losses is a significant piece of negative evidence. This negative evidence is weighed more heavily than the Company’s subjective positive evidence such as our estimated future taxable income and growth. Therefore, as of December 31, 2023, the Company continues to maintain a valuation allowance of $20.8 million. This valuation allowance increased by $3.2 million during the year ended December 31, 2023 primarily to offset deferred tax assets generated during the period.

Uncertain Tax Benefits

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states and foreign jurisdictions. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2013-2022. As of December 31, 2023, the Company has recorded unrecognized tax benefits of $1.6 million for uncertain tax positions. The Company expects the unrecognized tax benefits as of December 31, 2023 for certain federal income tax matters will significantly change over the next 12 months due to a lapse of the statute of limitations. The final outcome of these uncertain tax positions is not yet determinable.

The change in the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the years ended December 31, 2023 and 2022 are reconciled in the table below:

	2023	2022
Balance at beginning of the year	$1,614	$1,614
Additions based on tax position related to current year	—	—
Additions based on tax positions related to prior years	—	—
Reductions based on tax positions related to current year	—	—
Reductions based on tax positions related to prior years	—	—
Settlements with tax authorities	—	—
Lapse of statute of limitations	—	—
Balance at end of the year	$1,614	$1,614

The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2023 and 2022. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with U.S. GAAP.

The Company’s statute of limitations on the tax position will expire prior to December 31, 2024.

13.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the years ended December 31, 2023, 2022 and 2021, the Company had 250,264, 490,678, and 831,077, securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the years ended December 31, 2023, 2022 and 2021. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Year ended December 31,
	2023	2022	2021
Basic:
Weighted average shares outstanding	32,346,992	31,402,328	30,763,527
Diluted:
Total basic weighted average shares outstanding	32,346,992	31,402,328	30,763,527
Effect of potentially dilutive securities:
Common stock options	—	—	—
Total weighted average shares outstanding assuming dilution	32,346,992	31,402,328	30,763,527

14.Stock-Based Compensation

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

Restricted Stock

The following table summarizes the restricted stock activity under the Company’s equity incentive plans:

		Weighted
	Number	Average
	of	Fair Value
	Shares	Per Share
Nonvested at January 1, 2021	950,436	$3.04
Granted	916,531	$4.58
Vested	(690,676)	$3.43
Forfeited shares	(234,232)	$4.22
Nonvested at December 31, 2021	942,059	$3.97
Granted	1,603,434	$2.73
Vested	(806,241)	$2.90
Forfeited shares	(382,480)	$4.60
Nonvested at December 31, 2022	1,356,772	$2.96
Granted	1,031,853	$2.42
Vested	(782,949)	$2.83
Forfeited shares	(390,886)	$3.12
Nonvested at December 31, 2023	1,214,790	$2.53

In January 2023, certain officers and executives of the Company were awarded a total of 180,833 shares of restricted common stock with a vesting period of three years and a fair value of $3.00 per share.

In March 2023, the Company formalized the performance measures related to the August 2022 and September 2022 grants of 328,909 performance units to two executives. As a result, the previous grants were replaced with 335,851 performance units, an incremental increase of 6,942 performance units accounted for as a modification. The performance-based units will potentially vest 100% if an objective, tiered return on invested capital, measured over a three-year performance period, is achieved. The Company evaluates the probability of achieving this each reporting period. The fair value of all grants awarded in March 2023 was $2.65 per unit.

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

In October 2023, certain officers and executives of the Company were awarded a total of 152,000 shares of restricted common stock with a vesting period of three years and a fair value of $4.95 per share.

In November 2023, the Company granted an executive of the Company 61,602 shares of restricted common stock with a vesting period of three years. In addition, the executive was awarded a total of 41,068 performance-based units. The performance-based units will potentially vest 100% if an objective, tiered return on invested capital, measured over a three-year performance period, is achieved. The Company evaluates the probability of achieving this each reporting period. The fair value of all grants awarded in November 2023 was $4.87 per share or unit.

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

In August 2022, the Company granted an executive 446,097 shares of restricted common stock with a vesting period of three years. In addition, the Company granted the executive 241,636 performance-based units. The performance-based units will potentially vest 100% if an objective, tiered return on invested capital, measured over a three-year performance period, is achieved. The Company evaluates the probability of achieving this each reporting period. The fair value of all grants awarded in August 2022 was $2.69 per unit.

In September 2022, the Company granted an executive 130,909 shares of restricted common stock with a vesting period of three years. In addition, the Company granted the executive 87,273 performance-based units. The performance-based units will potentially vest 100% if an objective, tiered return on invested capital, measured over a three-year performance period, is achieved. The Company evaluates the probability of achieving this each reporting period. The fair value of all grants awarded in September 2022 was $2.75 per unit.

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

In May 2021, the Company awarded certain executives 240,000 performance-based units. The performance-based units will potentially vest 100% if an objective, tiered return on invested capital, measured over a three-year performance period, is achieved. The Company evaluates the probability of achieving this each reporting period. The fair value of all units awarded on the date of the grant was $6.01 per unit.

In December 2023, the Company determined the performance-based units awarded in May 2021 will in all likelihood not vest due to the objective, tiered return on invested capital, measured over a three-year performance period not being met. As a result, the Company made the determination that the remaining outstanding shares under the grant will be forfeited.

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

Stock Options

The following table summarizes the stock option activity under the Company’s equity incentive plans:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of	Price	Life	Intrinsic
	Shares	Per Share	(Years)	Value
Outstanding at January 1, 2021	922,615	$7.10
Exercised	(28,546)	$3.86
Forfeited	(169,365)	$6.32
Outstanding at December 31, 2021	724,704	$7.41
Forfeited	(421,375)	$7.49
Outstanding at December 31, 2022	303,329	$7.29
Forfeited	(70,465)	$7.74
Outstanding at December 31, 2023	232,864	$7.15

Vested and expected to vest at December 31, 2023	232,864	$7.15	3.07	$—
Exercisable at December 31, 2023	232,864	$7.15	3.07	$—

For years ended December 31, 2023, 2022 and 2021, compensation expense related to stock based awards outstanding for the periods was $2.0 million, $2.8 million and $2.4 million, respectively. The Company applies a 3.2% and 5.5% forfeiture rate, which gets compounded over the vesting terms of the individual award, to its restricted stock and option grants, respectively, based on historical analysis. For the years ended December 31, 2023, 2022 and 2021, payments related to tax withholding for share-based compensation for certain officers of the Company were approximately $0.5 million, $0.4 million and $0.9 million, respectively.

In the years ended December 31, 2023 and December 31, 2022, no stock options were exercised. In the year ended December 31, 2021, the Company received proceeds of approximately $0.1 million upon the exercise of 28,546 options.

As of December 31, 2023, total unrecognized compensation expense related to unvested stock was approximately $3.2 million, which is expected to be recognized over a period of approximately 2.2 years.

	2023	2022	2021
Total intrinsic value of options exercised	$—	$—	$50
Total fair value of shares vested	$2,407	$—	$93

15.Employee Benefits

All of the Company’s employees except independent contractors, Associate Divers, the Associate Tugmasters, residents of Puerto Rico, and employees covered by a collective bargaining agreement, unless the agreement requires the employee to be included under the plan, are eligible to participate in the Company’s 401(k) Retirement Plan on the first day of any month following their date of hire. Each participant may contribute between 1% and 80% of eligible compensation on a pre-tax basis, Roth after-tax or a combination of pre-tax and Roth, up to the annual IRS limit. The Company matches 100% on the first 3% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Because the Plan is a Safe Harbor Plan, the money Orion contributes to employees’ accounts in the form of a match and any related earnings become theirs immediately upon receipt. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2023, 2022 and 2021 the Company contributed $2.7 million, $1.4 million and $1.4 million, respectively, in matching contributions.

The Company contributes to several multi-employer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;

●	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
●	If the Company chooses to stop participating in its multi-employer plans, it may be required to pay a withdrawal liability based on the underfunded status of the plan.

The following table presents the Company’s participation in these plans:

		Pension Protection							Expiration
		Act ("PPA")							of
	Employer	Certified Zone Status		FIP/RP					Collective
	Identification	(1)		Status	Contributions			Surcharge	Bargaining
Pension Trust Fund	Number	2023	2022	P/I (2)	2023	2022	2021	Imposed	Agreement
International Union of Operating Engineers - Employers Construction Industry Retirement Plan - Local 302 and 612 Trust Funds	91-6028571	Green	Green	N/A	$1,340	$1,289	$1,297	—	2024
Washington Laborers	91-6022315	Green	Green	N/A	$137	$106	$244	—	2024
Carpenters Retirement Plan of Western Washington	91-6029051	Green	Green	N/A	$1,906	$1,717	$1,700	—	2024
Cement Masons & Plasterers Trust Funds	91-6066773	N/A	N/A	N/A	$—	$—	$32	—	N/A
Western Conference of Teamsters Pension Trust Fund	91-6145047	Green	Green	N/A	$46	$44	$44	—	2024
Hawaii Operating Engineers Local 3 Trust Funds	81-3751949	Green	Green	N/A	$121	$—	$—	—	2024
Hawaii Regional Council of Carpenters	45-3998630	Green	Green	N/A	$128	$—	$—	—	2024
(1)	The most recent PPA zone status available in 2023 and 2022 is for the plan’s year end during 2022 and 2021, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)	The FIP/RP Status P/I column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending (“P”), or implemented (“I”).

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

Segment information for the periods presented is provided as follows:

	Year Ended December 31,
	2023	2022	2021
Marine
Contract revenues	$395,917	$339,213	$263,915
Operating income	3,670	9,787	5,760
Depreciation and amortization expense	(18,219)	(16,592)	(17,287)

Total assets	$318,684	$239,369
Property and equipment, net	82,215	91,390

Concrete
Contract revenues	$315,861	$409,109	$337,445
Operating loss	(10,300)	(17,817)	(15,077)
Depreciation and amortization expense	(5,659)	(7,465)	(8,143)

Total assets	$98,209	$127,786
Property and equipment, net	5,619	9,587

There was less than $0.1 million, $0.2 million and less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the years ended December 31, 2023, 2022 and 2021, respectively. The marine segment had foreign revenues of $36.1 million, $6.7 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. These revenues are derived from projects in the Caribbean Basin and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

18.Leases

The Company has operating and finance leases for office space, equipment and vehicles. Leases recorded on the balance sheet consists of the following:

	December 31,	December 31,
Leases	2023	2022
Assets
Operating lease right-of-use assets, net (1)	$25,696	$14,978
Financing lease right-of-use assets, net (2)	23,602	15,839
Total assets	$49,298	$30,817
Liabilities
Current
Operating	$9,254	$4,738
Financing	8,665	4,031
Total current	17,919	8,769
Noncurrent
Operating	16,632	11,018
Financing	13,746	11,102
Total noncurrent	30,378	22,120
Total liabilities	$48,297	$30,889
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $15.6 million and $10.5 million as of December 31, 2023 and 2022, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $10.2 million and $5.1 million as of December 31, 2023 and 2022, respectively.

Other information related to lease term and discount rate is as follows:

	December 31,	December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	5.90	3.90
Financing leases	2.83	4.36
Weighted Average Discount Rate
Operating leases	9.32%	4.86%
Financing leases	7.53%	5.62%

The components of lease expense are as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease costs:
Operating lease cost	$8,311	$5,012	$5,814
Short-term lease cost (1)	2,044	1,754	1,607
Financing lease costs:
Interest on lease liabilities	1,189	767	491
Amortization of right-of-use assets	5,034	3,142	2,822
Total lease cost	$16,578	$10,675	$10,734
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,404	$4,966	$5,666
Operating cash flows for finance leases	$1,189	$767	$491
Financing cash flows for finance leases	$4,791	$2,992	$3,035
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$18,081	$6,740	$1,567
ROU assets obtained in exchange for new financing lease liabilities	$13,997	$9,368	$7,318

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2024	$10,942	$9,983
2025	8,203	8,747
2026	2,936	2,874
2027	2,420	1,529
2028	1,390	752
Thereafter	11,737	831
Total future minimum lease payments	37,628	24,716
Less - amount representing interest	11,742	2,305
Present value of future minimum lease payments	25,886	22,411
Less - current lease obligations	9,254	8,665
Long-term lease obligations	$16,632	$13,746

19.Related Party Transaction

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard.  The Company’s portion of work as a dedicated subcontractor totals $435.4 million.  For the year ended December 31, 2023 the Company’s revenue related to the joint venture subcontract was approximately $90.5 million.

,

20.Subsequent Events

On February 20, 2024, the Company entered into a Land Sale Contract with Brixx Technologies LLC, a Texas limited liability company, who, subject to customary due diligence and closing conditions, has agreed to purchase two parcels of land in Harris County, Texas (approximately 341.3 acres) known as the East and West Jones property, which was previously used by the Company as dredge placement areas. The purchase price is approximately $34 million, and closing is anticipated to occur on or before June 14, 2024.

On February 27, 2024, the Company entered into Amendment No. 2 to the Credit Agreement, which lowered the interest rate for the Revolver by 50 basis points to 30-day SOFR plus 5.0% and the Term Loan by 100 basis points to 30-day SOFR plus 7.0%, subject to a SOFR floor of 4.0%.

ORION GROUP HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at the	Charged to		Balance at the
	Beginning of	Revenue, Cost		End of
Description	the Period	or Expense	Deduction	the Period
Year ended December 31, 2021
Allowance for credit losses	$411	$—	$88	$323
Deferred tax asset valuation allowance	$12,493	$3,294	$344	$15,443
Reserve for losses on uncompleted contracts	$1,473	$33	$1,472	$34
Year ended December 31, 2022
Allowance for credit losses	$323	$322	$39	$606
Deferred tax asset valuation allowance	$15,443	$2,114	$—	$17,557
Reserve for losses on uncompleted contracts	$34	$351	$32	$353
Year ended December 31, 2023
Allowance for credit losses	$606	$(109)	$136	$361
Deferred tax asset valuation allowance	$17,557	$3,238	$—	$20,795
Reserve for losses on uncompleted contracts	$353	$547	$347	$553