Form 10-Q
period 2024-03-31
Orion Group Holdings Inc
filed 2024-04-26
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Emerging growth company ☐

If an emerging growth company, initiate by check mark if the registrant has elected not to use the extended transition period for complying with any, new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☑ No

There were 32,855,783 shares of common stock outstanding as of April 25, 2024.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended March 31, 2024

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,638	$30,938
Accounts receivable:
Trade, net of allowance for credit losses of $366 and $361, respectively	90,801	101,229
Retainage	37,394	42,044
Income taxes receivable	626	626
Other current	3,736	3,864
Inventory	2,662	2,699
Contract assets	70,974	81,522
Prepaid expenses and other	6,668	8,894
Total current assets	217,499	271,816
Property and equipment, net of depreciation	85,473	87,834
Operating lease right-of-use assets, net of amortization	26,723	25,696
Financing lease right-of-use assets, net of amortization	25,463	23,602
Inventory, non-current	6,785	6,361
Deferred income tax asset	26	26
Other non-current	1,615	1,558
Total assets	$363,584	$416,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$9,222	$13,453
Accounts payable:
Trade	51,012	80,294
Retainage	2,354	2,527
Accrued liabilities	22,548	37,074
Income taxes payable	374	570
Contract liabilities	58,619	64,079
Current portion of operating lease liabilities	9,416	9,254
Current portion of financing lease liabilities	10,018	8,665
Total current liabilities	163,563	215,916
Long-term debt, net of debt issuance costs	28,299	23,740
Operating lease liabilities	17,679	16,632
Financing lease liabilities	13,563	13,746
Other long-term liabilities	24,355	25,320
Deferred income tax liability	55	64
Total liabilities	247,514	295,418
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 33,575,345 and 33,260,011 issued; 32,864,114 and 32,548,780 outstanding at March 31, 2024 and December 31, 2023, respectively	336	333
Treasury stock, 711,231 shares, at cost, as of March 31, 2024 and December 31, 2023, respectively	(6,540)	(6,540)
Additional paid-in capital	190,378	189,729
Retained loss	(68,104)	(62,047)
Total stockholders’ equity	116,070	121,475
Total liabilities and stockholders’ equity	$363,584	$416,893

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended March 31,
	2024	2023
Contract revenues	$160,672	$159,174
Costs of contract revenues	145,134	153,334
Gross profit	15,538	5,840
Selling, general and administrative expenses	18,999	17,017
Amortization of intangible assets	—	162
Gain on disposal of assets, net	(337)	(696)
Operating loss	(3,124)	(10,643)
Other (expense) income:
Other income	72	293
Interest income	17	28
Interest expense	(3,374)	(1,633)
Other expense, net	(3,285)	(1,312)
Loss before income taxes	(6,409)	(11,955)
Income tax (benefit) expense	(352)	640
Net loss	$(6,057)	$(12,595)

Basic loss per share	$(0.19)	$(0.39)
Diluted loss per share	$(0.19)	$(0.39)
Shares used to compute loss per share:
Basic	32,553,750	32,180,274
Diluted	32,553,750	32,180,274

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information) (Unaudited)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2023	33,260,011	$333	(711,231)	$(6,540)	$189,729	$(62,047)	$121,475
Share-based compensation	—	—	—	—	358	—	358
Exercise of stock options	46,322	—	—	—	294	—	294
Issuance of restricted stock	275,954	3	—	—	(3)	—	—
Forfeiture of restricted stock	(6,942)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,057)	(6,057)
Balance, March 31, 2024	33,575,345	$336	(711,231)	$(6,540)	$190,378	$(68,104)	$116,070

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2022	32,770,550	$328	(711,231)	$(6,540)	$188,184	$(44,172)	$137,800
Share-based compensation	—	—	—	—	524	—	524
Issuance of restricted stock	187,775	2	—	—	(2)	—	—
Forfeiture of restricted stock	(8,977)	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(62,876)	(1)	—	—	(171)	—	(172)
Net loss	—	—	—	—	—	(12,595)	(12,595)
Balance, March 31, 2023	32,886,472	$329	(711,231)	$(6,540)	$188,535	$(56,767)	$125,557

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,057)	$(12,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating activities:
Depreciation and amortization	4,208	4,721
Amortization of ROU operating leases	2,419	1,211
Amortization of ROU finance leases	1,811	725
Amortization of deferred debt issuance costs	553	163
Deferred income taxes	(9)	54
Share-based compensation	358	524
Gain on disposal of assets, net	(338)	(695)
Allowance for credit losses	4	(35)
Change in operating assets and liabilities:
Accounts receivable	15,202	5,011
Income tax receivable	—	3
Inventory	(387)	76
Prepaid expenses and other	2,169	(1,457)
Contract assets	10,548	13,883
Accounts payable	(29,399)	(14,757)
Accrued liabilities	(16,013)	1,802
Operating lease liabilities	(2,238)	(1,208)
Income tax payable	(196)	688
Contract liabilities	(5,460)	(1,147)
Net cash used in operating activities	(22,825)	(3,033)
Cash flows from investing activities:
Proceeds from sale of property and equipment	280	576
Purchase of property and equipment	(1,853)	(1,876)
Net cash used in investing activities	(1,573)	(1,300)
Cash flows from financing activities:
Borrowings on credit	1,554	5,000
Payments made on borrowings on credit	(1,679)	(69)
Loan costs from Credit Agreement and prior credit facility	(100)	(586)
Payments of finance lease liabilities	(1,971)	(779)
Payments related to tax withholding for share-based compensation	—	(172)
Exercise of stock options	294	—
Net cash provided by (used in) financing activities	(1,902)	3,394
Net change in cash, cash equivalents and restricted cash	(26,300)	(939)
Cash, cash equivalents and restricted cash at beginning of period	30,938	3,784
Cash, cash equivalents and restricted cash at end of period	$4,638	$2,845

Cash paid during the period for:
Interest	$1,652	$1,576
Taxes, net of refunds	$(148)	$(104)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Thousands, Except Share and per Share Amounts)

(Unaudited)

1.Description of Business and Basis of Presentation

Description of Business

Orion Group Holdings, Inc. and subsidiaries (hereafter collectively referred to as the “Company”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through its marine segment and its concrete segment. Our marine segment provides construction and dredging services including marine transportation facility construction, marine pipeline construction, marine environmental structures construction, dredging of waterways, channels and ports, environmental dredging, design, and specialty services related to marine construction, fabrication, and dredging. Our concrete segment provides turnkey concrete construction services including concrete surface place and finish, site preparation, layout, forming, and rebar placement for large commercial, structural and other associated business areas. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. Readers of this report should also read the Company’s consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in its 2023 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results realizable for the year ending December 31, 2024.

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

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company is compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate. Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, our ability to manage spending on capital expenditures, our ability to complete certain asset sales, collect claims and unapproved change order revenue and improve working capital. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months. Therefore, management’s conclusion is that substantial doubt is not raised as to the Company’s ability to continue as a going concern.

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

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to:

●	Revenue recognition from construction contracts;
●	The recording of accounts receivable and allowance for credit losses;
●	The carrying value of property, plant and equipment;
●	Leases;
●	Share-based compensation;
●	Income taxes; and
●	Self-insurance.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at March 31, 2024 and December 31, 2023 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company had significant investments in billed and unbilled receivables as of March 31, 2024 and December 31, 2023. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than its carrying value. As of both March 31, 2024 and December 31, 2023, the Company had recorded an allowance for credit losses of $0.4 million.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at March 31, 2024 totaled $37.4 million, of which $5.0 million is expected to be collected beyond March 31, 2025. Retainage at December 31, 2023 totaled $42.0 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of March 31, 2024 or December 31, 2023.

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

Inventory

Current inventory consists of parts and small equipment held for use in the ordinary course of business and is valued at the lower of cost (using historical average cost) or net realizable value and is relieved as utilized. Where shipping and handling costs are incurred by the Company, these charges are included in inventory and charged to cost of contract revenue upon use. Non-current inventory consists of spare parts (including engines, cutters and gears) that require special order or long-lead times for manufacture or fabrication but must be kept on hand to reduce downtime and is valued at the lower of cost (using historical average cost) or net realizable value.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of March 31, 2024 or December 31, 2023.

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

See Note 16 for more information regarding leases.

Share-Based Compensation

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. This assessment is updated on a periodic basis. See Note 13 for further discussion of the Company’s share-based compensation plan.

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

See Note 11 for additional discussion of income taxes.

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

The total accrual for insurance claims liabilities was $5.5 million and $7.5 million at March 31, 2024 and December 31, 2023, respectively, reflected as a component of accrued liabilities in the consolidated balance sheet.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the disclosures within its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the disclosures within its consolidated financial statements.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended March 31,
	2024	2023
Marine Segment
Construction	$88,789	$54,012
Dredging	14,670	20,730
Specialty Services	2,866	4,556
Marine segment contract revenues	$106,325	$79,298

Concrete Segment
Structural	$11,573	$15,744
Light Commercial	42,774	64,132
Concrete segment contract revenues	$54,347	$79,876

Total contract revenues	$160,672	$159,174

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

The table below presents the concentrations of current receivables (trade and retainage) at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024		December 31, 2023
Federal Government	$15,048	12%	$8,885	6%
State Governments	4,577	4%	2,355	2%
Local Governments	17,358	13%	12,804	9%
Private Companies	91,578	71%	119,590	83%
Gross receivables	128,561	100%	143,634	100%
Allowance for credit losses	(366)		(361)
Net receivables	$128,195		$143,273

At March 31, 2024 and December 31, 2023, a customer in the Private Companies category accounted for 14.9% and 19.9% of total current receivables, respectively.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended March 31,
	2024	%	2023	%
Federal Government	$53,382	33%	$23,056	14%
State Governments	13,984	9%	18,328	12%
Local Government	28,973	18%	20,688	13%
Private Companies	64,333	40%	97,102	61%
Total contract revenues	$160,672	100%	$159,174	100%

For the three months ended March 31, 2024, the United States Navy, which is included in the Federal Government category, accounted for 23.7% of total contract revenues. For the three months ended March 31, 2023, one customer in the Private Companies category accounted for 10.9% of total contract revenues.

With the exception of the Unites States Navy, the Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer besides the United States Navy sustains such a large portion of receivables or contract revenue over time.  On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard.  The Company’s portion of work as a dedicated subcontractor totals $435.4 million.  For the fiscal year ended December 31, 2023 and the three months ended March 31, 2024, the Company’s revenue related to the joint venture subcontract was approximately $90.5 million and $38.0 million, respectively.

The concrete segment primarily purchases concrete from select suppliers. The loss of any one of these suppliers could adversely impact short-term operations.

Contract revenues generated outside the United States totaled 6.0% and 1.7% of total revenues for the three months ended March 31, 2024 and 2023, respectively, and were primarily located in the Caribbean Basin.

5.Contracts in Progress

Contracts in progress are as follows at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Costs incurred on uncompleted contracts	$1,402,010	$1,394,243
Estimated earnings	161,886	176,904
	1,563,896	1,571,147
Less: Billings to date	(1,551,541)	(1,553,704)
	$12,355	$17,443
Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$70,974	$81,522
Contract liabilities	(58,619)	(64,079)
	$12,355	$17,443

Included in contract assets is approximately $13.7 million and $13.0 million at March 31, 2024 and December 31, 2023, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of March 31, 2024, the aggregate amount of the remaining performance obligations was approximately $756.6 million. Of this amount, the current expectation of the Company is that it will recognize $691.9 million, or 91%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Automobiles and trucks	$1,959	$1,985
Building and improvements	36,931	36,931
Construction equipment	125,374	125,705
Vessels and other equipment	94,730	94,030
Office equipment	6,708	6,708
	265,702	265,359
Less: Accumulated depreciation	(209,236)	(206,243)
Net book value of depreciable assets	56,466	59,116
Construction in progress	4,059	3,770
Land	24,948	24,948
	$85,473	$87,834

For the three months ended March 31, 2024 and 2023, depreciation expense was $4.2 million and $4.6 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 9).

In the three months ended March 31, 2024 and 2023, the Company sold property and equipment. The book value of the assets and related accumulated depreciation were removed from the balance sheet and the Company recognized a net gain on the sales of $0.3 million in both the three months ended March 31, 2024 and 2023.

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
March 31, 2024
Assets:
Cash surrender value of life insurance policy	$1,356	—	1,356	—
December 31, 2023
Assets:
Cash surrender value of life insurance policy	$1,299	—	1,299	—

Our concrete segment had life insurance policies with a combined face value of $11.1 million as of March 31, 2024. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

Other Fair Value Measurements

The fair value of the Company’s debt at March 31, 2024 and December 31, 2023 approximated its carrying value of $42.2 million and $42.3 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.Accrued Liabilities

Accrued liabilities at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Accrued salaries, wages and benefits	$7,480	$19,759
Accrued liabilities expected to be covered by insurance	5,478	7,478
Sales taxes	2,023	2,510
Property taxes	810	1,111
Sale-leaseback arrangement	3,852	3,761
Accounting and audit fees	891	659
Interest	467	530
Other accrued expenses	1,547	1,266
Total accrued liabilities	$22,548	$37,074

9.Debt

On May 15, 2023, the Company entered into a new Credit Agreement with White Oak ABL, LLC and White Oak Commercial Finance, LLC which includes a $65.0 million asset based revolving credit facility and a $38.0 million fixed asset term loan (the “Credit Agreement”). The Company incurred debt issuance costs related to the Credit Agreement of $5.9 million, which will be amortized over the life of the agreement under the effective interest method. The Credit Agreement has a maturity date of May 15, 2027. The Company used the proceeds of the Credit Agreement to repay the $40.0 million outstanding on the Company’s prior credit facility. In connection with the extinguishment of the prior credit facility, the Company wrote off the remaining $0.1 million in debt issuance costs associated with the prior credit facility. On December 1, 2023, the Company entered into Amendment No, 1 to the Credit Agreement which extended the maturity date for the $15.0 million pre-payment to the earlier of June 30, 2024 and the date that is three business days after receipt of net proceeds in respect of the East and West Jones Sale.

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

The Revolver initially bore interest at a rate of the 30-day SOFR plus 5.5% and the Term Loan at a rate of the 30-day SOFR plus 8.0%, subject to a SOFR floor of 4.0%. On February 27, 2024, the Company entered into Amendment No. 2 to the Credit Agreement, which lowered the interest rate for the Revolver by 50 basis points to 30-day SOFR plus 5.0% and the Term Loan by 100 basis points to 30-day SOFR plus 7.0%, subject to a SOFR floor of 4.0%.

The quarterly weighted average interest rate for the Credit Agreement, as of March 31, 2024 was 13.09%.

The Company’s obligations under debt arrangements consisted of the following:

	March 31, 2024			December 31, 2023
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Term loan - current	$10,000	$(1,230)	$8,770	$15,000	$(2,024)	$12,976
Other debt	452	—	452	477	—	477
Total current debt	10,452	(1,230)	9,222	15,477	(2,024)	13,453
Revolving line of credit - long-term	2	—	2	—	—	—
Term loan - long-term	28,000	(3,445)	24,555	23,000	(3,104)	19,896
Other debt	3,742	—	3,742	3,844	—	3,844
Total long-term debt	31,744	(3,445)	28,299	26,844	(3,104)	23,740
Total debt	$42,196	$(4,675)	$37,521	$42,321	$(5,128)	$37,193

(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Credit Agreement and the termination and repayment of the Company’s prior credit facility.

Provisions of the revolving line of credit

The Company has a maximum borrowing capacity under the Revolver of $65.0 million. There is a letter of credit sublimit that is equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the Revolver. The Revolver termination date is the earlier of the Credit Agreement termination date, May 15, 2027, or the date the outstanding balance is permanently reduced to zero, in accordance with the terms of the Credit Agreement.

As of March 31, 2024, the Company had less than $0.1 million in borrowings under the Revolver. The Company’s borrowing availability under the Revolver at March 31, 2024 was approximately $28.1 million.

During the three months ended March 31, 2024, the Company borrowed $1.6 million on the Revolver. During the three months ended March 31, 2024, the Company repaid $1.6 million outstanding on the Revolver.

Financial covenants

Restrictive financial covenants under the Credit Agreement include:

●	A Consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:
-	Fiscal Quarter Ending March 31, 2024 and each Fiscal Quarter thereafter, to not be less than 1.00 to 1.00 through the quarter ended December 31, 2024.
-	Fiscal Quarter Ending March 31, 2025 and each Fiscal Quarter thereafter, to not be less than 1.10 to 1.00.

●	A Revolver Loan Turnover Ratio to not be less than the following during each noted period:
-	Fiscal Quarter Ending March 31, 2024 and each Fiscal Quarter thereafter, to not be less than 2.50 to 1.00.

●	A Term Loan Loan-to-Value Ratio to not be greater than the following during each noted period:
-	Fiscal Quarter Ending March 31, 2024 and each Fiscal Quarter thereafter, to not be more than 60%.

●	The Company shall maintain Liquidity (as defined in the Credit Agreement) of greater than $15.0 million at all times.

In addition, the Credit Agreement contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and, events constituting a change of control.

On April 24, 2024, the Company executed Amendment No. 3 to the Loan Agreement with White Oak Commercial Finance, LLC. This amendment, among other things, (i) replaces the Consolidated EBITDA covenant with a Consolidated Fixed Charge Coverage Ratio (FCCR) for the quarter ended March 31, 2024, (ii) lowers the FCCR covenant threshold from 1.10:1.00 to 1.00:1.00 through the quarter ended December 31, 2024, (iii) lowers the $15 million prepayment due June 30, 2024 to $10 million, (iv) extends the maturity of the Loan Agreement by one year to May 15, 2027, and (v) resets the make-whole provision to align with the extension. The Company was in compliance with all financial covenants under the amended agreement as of March 31, 2024.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of March 31, 2024 and December 31, 2023, the carrying value of this debt was $1.8 million and $1.9 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12.0 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of both March 31, 2024 and December 31, 2023, the carrying value of this debt was $2.4 million.

10.Other Long-Term Liabilities

Other long-term liabilities at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Sale-leaseback arrangement	$22,792	$23,689
Deferred compensation	1,190	1,293
Accrued liabilities expected to be covered by insurance	373	338
Total other long-term liabilities	$24,355	$25,320

Sale-Leaseback Arrangements

On May 15, 2023, the Company entered into a $13.0 million sale-leaseback of certain equipment in which the Company leased-back the equipment for terms ranging from one to three years. The transaction above was recorded as a failed sale-leaseback.

Concurrent with the sale of Company’s Port Lavaca South Yard property, the Company entered into a twenty-year lease agreement whereby the Company will lease back the property at an annual rental rate of approximately $1.1 million, subject to annual rent increases of 2.5%. Under the lease agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. The portion of the above transaction related to the building was recorded as a failed sale-leaseback.

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

11.Income Taxes

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

Income tax (benefit) expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2024	2023
Income tax (benefit) expense	$(352)	$640
Effective tax rate	5.5%	(5.4)%

The effective rate for the three months ended March 31, 2024 differed from the Company’s statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended March 31, 2024 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, management believes that a valuation allowance on the net deferred tax assets at March 31, 2024 remains appropriate.

The Company expects the unrecognized tax benefits as of March 31, 2024 for certain federal income tax matters will significantly change over the next 12 months due to a lapse of the statute of limitations. The final outcome of these uncertain tax positions is not yet determinable.

12.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended March 31, 2024 and 2023, the Company had 222,075 and 280,644 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three months ended March 31, 2024 and 2023. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods. The Company reported a net loss for all periods presented; therefore, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for such periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31,
	2024	2023
Basic:
Weighted average shares outstanding	32,553,750	32,180,274
Diluted:
Total basic weighted average shares outstanding	32,553,750	32,180,274
Effect of potentially dilutive securities:
Common stock options	—	—
Total weighted average shares outstanding assuming dilution	32,553,750	32,180,274

13.Share-Based Compensation

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

In the three months ended March 31, 2024 and 2023, compensation expense related to share-based awards outstanding was $0.4 million and $0.5 million, respectively. In the three months ended March 31, 2024 and 2023, payments related to tax withholding for share-based compensation for certain officers of the Company were none and $0.2 million, respectively.

On March 4, 2024, an executive of the Company was awarded a total of 2,197 shares of restricted common stock with a vesting period of three years and a fair value of $6.83 per share.

On March 20, 2024, the Company granted certain executives a total of 109,503 shares of restricted common stock with a vesting period of three years and a fair value of $8.36 per share.

On March 20, 2024, the Company granted certain executives a total of 205,322 performance-based units. The performance-based units will potentially vest 100% if the target is met, with 50% of the units to be earned based on the achievement of an objective, tiered return on invested capital, measured over a three-year performance period and 50% of the units to be earned based on the achievement of an objective, tiered return on relative total shareholder return, measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of the grants awarded related to the return on invested capital was $8.36 per share and the fair value of the grants awarded related to the relative total shareholder return will be valued using a Monte Carlo simulation.

In the three months ended March 31, 2024, there were 46,322 options exercised generating proceeds to the Company of $0.3 million. In the three months ended March 31, 2023, there were no options exercised.

At March 31, 2024, total unrecognized compensation expense related to unvested stock was approximately $5.3 million, which is expected to be recognized over a period of approximately 2.4 years.

14.Commitments and Contingencies

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

15.Segment Information

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

	Three months ended
	March 31,
	2024	2023
Marine
Contract revenues	$106,325	$79,298
Operating loss	$(4,866)	$(6,080)
Depreciation and amortization expense	$(4,931)	$(3,835)

Total assets	$275,969	$231,851
Property and equipment, net	$80,261	$88,957

Concrete
Contract revenues	$54,347	$79,876
Operating income (loss)	$1,742	$(4,563)
Depreciation and amortization expense	$(1,089)	$(1,611)

Total assets	$87,615	$112,336
Property and equipment, net	$5,212	$8,350

There were $0.6 million and less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the three months ended March 31, 2024 and 2023, respectively. The marine segment had foreign revenues of $9.6 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. These revenues are derived from projects in the Caribbean Basin and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

16.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	March 31,	December 31,
Leases	2024	2023
Assets
Operating lease right-of-use assets, net (1)	$26,723	$25,696
Financing lease right-of-use assets, net (2)	25,463	23,602
Total assets	$52,186	$49,298
Liabilities
Current
Operating	$9,416	$9,254
Financing	10,018	8,665
Total current	19,434	17,919
Noncurrent
Operating	17,679	16,632
Financing	13,563	13,746
Total noncurrent	31,242	30,378
Total liabilities	$50,676	$48,297
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $18.0 million and $15.6 million as of March 31, 2024 and December 31, 2023, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $12.0 million and $10.2 million as of March 31, 2024 and December 31, 2023, respectively.

Other information related to lease term and discount rate is as follows:

	March 31,	December 31,
	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	6.49	5.90
Financing leases	2.61	2.83
Weighted Average Discount Rate
Operating leases	9.42%	9.32%
Financing leases	7.70%	7.53%

The components of lease expense are as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease costs:
Operating lease cost	$2,991	$1,390
Short-term lease cost (1)	905	641
Financing lease costs:
Interest on lease liabilities	407	195
Amortization of right-of-use assets	1,811	725
Total lease cost	$6,114	$2,951
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,810	$1,391
Operating cash flows for finance leases	$407	$195
Financing cash flows for finance leases	$1,971	$779
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$3,465	$1,028
ROU assets obtained in exchange for new financing lease liabilities	$3,789	$1,036

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2024 (excluding the three months ended March 31, 2024)	$8,524	$8,487
2025	8,729	9,903
2026	3,488	4,439
2027	2,907	1,529
2028	1,880	752
Thereafter	14,702	831
Total future minimum lease payments	40,230	25,941
Less - amount representing interest	13,135	2,360
Present value of future minimum lease payments	27,095	23,581
Less - current lease obligations	9,416	10,018
Long-term lease obligations	$17,679	$13,563

17.Related Party Transaction

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s portion of work as a dedicated subcontractor totals $435.4 million. For the three months ended

March 31, 2024 the Company’s revenue related to the joint venture subcontract was approximately $38.0 million.

18.Subsequent Event

On April 24, 2024, the Company executed Amendment No. 3 to the Loan Agreement with White Oak Commercial Finance, LLC. This amendment, among other things, (i) replaces the Consolidated EBITDA covenant with a Consolidated Fixed Charge Coverage Ratio (FCCR) for the quarter ended March 31, 2024, (ii) lowers the FCCR covenant threshold from 1.10:1.00 to 1.00:1.00 through the quarter ended December 31, 2024, (iii) lowers the $15 million prepayment due June 30, 2024 to $10 million, (iv) extends the maturity of the Loan Agreement by one year to May 15, 2027, and (v) resets the make-whole provision to align with the extension. The Company was in compliance with all financial covenants under the amended agreement as of March 31, 2024.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, levels of government funding or other governmental budgetary constraints, contract modifications and changes, including change orders and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) may cause our actual results, performance- or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this report; we disclaim- any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, this MD&A should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our 2023 Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

Orion Group Holdings, Inc. and subsidiaries (hereafter collectively referred to as the “Company”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through its marine segment and its concrete segment. Our marine segment provides construction and dredging services including marine transportation facility construction, marine pipeline construction, marine environmental structures construction, dredging of waterways, channels and ports, environmental dredging, design, and specialty services related to marine construction, fabrication, and dredging. Our concrete segment provides turnkey concrete construction services including concrete surface place and finish, site preparation, layout, forming, and rebar placement for large commercial, structural and other associated business areas. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

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

Backlog as of the periods ended below are as follows (in millions):

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Marine segment	$569.9	$602.5	$699.9	$614.9	$187.0
Concrete segment	186.7	159.7	177.6	203.8	280.4
Consolidated	$756.6	$762.2	$877.5	$818.7	$467.4

We are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $3.5 billion of quoted bids outstanding at quarter end, of which over $101 million resulted in the award of contracts subsequent to the end of the fiscal quarter ended March 31, 2024.

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

Income Statement Comparisons

Three months ended March 31, 2024 compared with three months ended March 31, 2023.

	Three months ended March 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$160,672	100.0%	$159,174	100.0%
Cost of contract revenues	145,134	90.3%	153,334	96.3%
Gross profit	15,538	9.7%	5,840	3.7%
Selling, general and administrative expenses	18,999	11.8%	17,017	10.7%
Amortization of intangible assets	—	—%	162	0.1%
Gain on disposal of assets, net	(337)	(0.2)%	(696)	(0.4)%
Operating loss	(3,124)	(1.9)%	(10,643)	(6.7)%
Other (expense) income:
Other income	72	—%	293	0.2%
Interest income	17	—%	28	—%
Interest expense	(3,374)	(2.0)%	(1,633)	(1.0)%
Other expense, net	(3,285)	(2.0)%	(1,312)	(0.8)%
Loss before income taxes	(6,409)	(4.0)%	(11,955)	(7.5)%
Income tax (benefit) expense	(352)	(0.2)%	640	0.4%
Net loss	$(6,057)	(3.8)%	$(12,595)	(7.9)%

Contract Revenues. Contract revenues for the three months ended March 31, 2024 of $160.7 million increased $1.5 million or 0.9% as compared to $159.2 million in the prior year period. The increase was primarily due to an increase in marine segment revenue related to the Pearl Harbor, Hawaii drydock project, partially offset by lower concrete segment revenue due to disciplined bidding standards to win quality work at attractive margins.

Gross Profit. Gross profit was $15.5 million for the three months ended March 31, 2024 compared to $5.8 million in the prior year period, an increase of $9.7 million. Gross profit in the first quarter was 9.7% of total contract revenues as compared to 3.7% in the prior year period. The increase in gross profit dollars and margin was primarily driven by improved pricing of projects in both segments stemming from higher quality projects and improved execution, partially offset by lower margin and mix of dredging revenue.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses were $19.0 million for the three months ended March 31, 2024 compared to $17.0 million in the prior year period, an increase of $2.0 million or 11.6%. As a percentage of total contract revenues, SG&A expenses increased from 10.7% to 11.8%. The increase in SG&A dollars and percentage reflecting an increase in IT and business development spending, and higher legal costs related to pursuing project-related claims.

Gain on Disposal of Assets, net. During the three months ended March 31, 2024 and 2023 we realized $0.3 million and $0.7 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax (Benefit) Expense. We recorded tax benefit of $0.4 million in the three months ended March 31, 2024, compared to tax expense of $0.6 million in the prior year period. Our effective tax rate for the three months ended March 31, 2024 differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues.

Three months ended March 31, 2024 compared with three months ended March 31, 2023.

	Three months ended March 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$92,935	87.4%	$57,926	73.0%
Private sector	13,390	12.6%	21,372	27.0%
Marine segment total	$106,325	100.0%	$79,298	100.0%
Concrete segment
Public sector	$3,404	6.3%	$4,146	5.2%
Private sector	50,943	93.7%	75,730	94.8%
Concrete segment total	$54,347	100.0%	$79,876	100.0%
Total	$160,672		$159,174

Operating (loss) income
Marine segment	$(4,867)	(4.6)%	$(6,080)	(7.7)%
Concrete segment	1,742	3.2%	(4,563)	(5.7)%
Total	$(3,125)		$(10,643)

Marine Segment

Revenues for our marine segment for the three months ended March 31, 2024 were $106.3 million compared to $79.3 million for the three months ended March 31, 2023, an increase of $27.0 million, or 34.1%. The increase was primarily related to the Pearl Harbor Project.

Operating loss for our marine segment for the three months ended March 31, 2024 was $4.9 million, compared to $6.1 million for the three months ended March 31, 2023, a decrease in operating loss of $1.2 million. or 20.0%. This decrease in operating loss was primarily due to margin improvements stemming from higher quality projects and improved execution, partially offset by lower margin and mix of dredging revenue.

Concrete Segment

Revenues for our concrete segment for the three months ended March 31, 2024 were $54.3 million compared to $79.9 million for the three months ended March 31, 2023, a decrease of $25.6 million, or 32.0%. This decrease was primarily due to a decrease in concrete segment revenue due to disciplined bidding standards to win quality work at attractive margins.

Operating income for our concrete segment for the three months ended March 31, 2024 was $1.7 million, compared to an operating loss of $4.6 million for the three months ended March 31, 2023, an increase of $6.3 million. This increase was primarily due to reduction of lower margin work, winning higher margin jobs due to disciplined bidding standards and improved execution.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At March 31, 2024, our working capital was $53.9 million, as compared to $55.9 million at December 31, 2023. As of March 31, 2024, we had unrestricted cash on hand of $4.6 million. Our borrowing availability under our revolving portion of our Credit Agreement at March 31, 2024 was approximately $28.1 million.

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

Cash Flow

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Net loss	$(6,057)	$(12,595)
Adjustments to remove non-cash and non-operating items	9,006	6,668
Cash flow from net income (loss) after adjusting for non-cash and non-operating items	2,949	(5,927)
Change in operating assets and liabilities (working capital)	(25,774)	2,894
Cash flows used in operating activities	$(22,825)	$(3,033)
Cash flows used in investing activities	$(1,573)	$(1,300)
Cash flows (used in) provided by financing activities	$(1,902)	$3,394

Capital expenditures (included in investing activities above)	$(1,853)	$(1,876)

Operating Activities. During the three months ended March 31, 2024, we used approximately $22.8 million in cash in our operating activities. The net cash outflow is comprised of $25.8 million of outflows related to changes in net working capital, partially offset by $3.0 million of cash inflows from net income, after adjusting for non-cash items. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $30.2 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period, a $2.2 million decrease in operating lease liabilities and $0.7 million of other outflows, partially offset by $5.1 million of cash inflows pursuant to the relative timing and significance of project progression and billings during the period and a $2.2 million decrease in prepaid expenses and other.

Investing Activities. Capital asset additions and betterments to our fleet were $1.9 million in both the three months ended March 31, 2024 and 2023. Proceeds from the sale of property and equipment were $0.3 million in the three months ended March 31, 2024, as compared with $0.6 million in the three months ended March 31, 2023.

Financing Activities. During the three months ended March 31, 2024, we had borrowings and repayments of $1.6 million on the White Oak revolving credit line, payments on finance lease liabilities of $2.0 million and loan costs of $0.1 million and a cash inflow of $0.3 million for proceeds from the exercise of stock options.

Sources of Capital

On May 15, 2023, we entered into a new three-year $103.0 million Credit Agreement with White Oak which includes a $65.0 million asset based revolving credit line and a $38.0 million fixed asset term loan. Please see “Note 9 – Debt” in our unaudited condensed consolidated financial statements for a more detailed description of the Credit Facility.

Amendment No. 3 to the Credit Agreement

On April 24, 2024, we executed Amendment No. 3 to the Loan Agreement with White Oak Commercial Finance, LLC. This amendment, among other things, (i) replaces the Consolidated EBITDA covenant with a Consolidated Fixed Charge Coverage Ratio (FCCR) for the quarter ended March 31, 2024, (ii) lowers the FCCR covenant threshold from 1.10:1.00 to 1.00:1.00 through the quarter ended December 31, 2024, (iii) lowers the $15 million prepayment due June 30, 2024 to $10 million, (iv) extends the maturity of the Loan Agreement by one year to May 15, 2027, and (v) resets the make-whole provision to align with the extension. We were in compliance with all financial covenants under the amended agreement as of March 31, 2024.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At March 31, 2024, the capacity under our current bonding arrangement was at least $750 million, with approximately $550 million of projects being bonded. While we believe that our current bonding capacity is sufficient to satisfy current demand for our services, any new major project opportunities may require us to seek additional bonding capacity in the future. We believe our balance sheet and working capital position will allow us to access additional bonding capacity as needed in the future.

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

Interest rate risk

At March 31, 2024, we had $38.0 million in outstanding borrowings under our Credit Agreement, with a weighted average ending interest rate of 12.44%. Based on the amounts outstanding under our Credit Agreement as of March 31, 2024, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.4 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For information about litigation involving us, see Note 14 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our 2023 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales or issuer purchases of equity securities in the period ended March 31, 2024.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

Amendment No. 3 to the Credit Agreement

On April 24, 2024, the Company executed Amendment No. 3 to the Loan Agreement with White Oak Commercial Finance, LLC. This amendment, among other things, (i) replaces the Consolidated EBITDA covenant with a Consolidated Fixed Charge Coverage Ratio (FCCR) for the quarter ended March 31, 2024, (ii) lowers the FCCR covenant threshold from 1.10:1.00 to 1.00:1.00 through the quarter ended December 31, 2024, (iii) lowers the $15 million prepayment due June 30, 2024 to $10 million, (iv) extends the maturity of the Loan Agreement by one year to May 15, 2027, and (v) resets the make-whole provision to align with the extension. The Company was in compliance with all financial covenants under the amended agreement as of March 31, 2024.

Amendment No. 3 also includes other administrative and definitional changes. The foregoing description of Amendment No. 3 does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of Amendment No. 3, a copy of which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

10.1

Land Sale Contract, dated February 20, 2024, by and between a subsidiary of Orion Group Holdings, Inc. and Brixx Technologies LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2024 (File No. 001-33891)).

*†10.2	Employment Agreement by and between Orion Group Holdings, Inc. and E. Chipman Earle, effective March 20, 2024.
*†10.3	Form of Restricted Stock Agreement under the 2022 Long-Term Incentive Plan.
*†10.4	Form of Performance Unit Agreement under the 2022 Long-Term Incentive Plan.

Exhibit Number	Description
10.5

Amendment No. 2, dated February 27, 2024 to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent. (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 1, 2024 (File No. 001-33891)).

*10.6

Amendment No. 3, dated April 24, 2024 to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent.

*31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Title 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

** Furnished herewith

†     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

April 26, 2024	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

April 26, 2024	By:	/s/ Scott Thanisch
Scott Thanisch Executive Vice President and Chief Financial Officer