Form 10-Q
period 2024-06-30
Orion Group Holdings Inc
filed 2024-07-26
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, "accelerated filer", "smaller reporting company” and "emerging growth company” in Rule 12b-2 of the Exchange Act:

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

There were 33,370,955 shares of common stock outstanding as of July 25, 2024.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2024

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,837	$30,938
Accounts receivable:
Trade, net of allowance for credit losses of $523 and $361, as of June 30, 2024 and December 31, 2023, respectively	135,167	101,229
Retainage	36,428	42,044
Income taxes receivable	696	626
Other current	3,515	3,864
Inventory	2,007	2,699
Contract assets	70,612	81,522
Prepaid expenses and other	8,207	8,894
Total current assets	261,469	271,816
Property and equipment, net of depreciation	85,975	87,834
Operating lease right-of-use assets, net of amortization	33,685	25,696
Financing lease right-of-use assets, net of amortization	24,029	23,602
Inventory, non-current	7,314	6,361
Deferred income tax asset	25	26
Other non-current	1,522	1,558
Total assets	$414,019	$416,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$14,320	$13,453
Accounts payable:
Trade	87,452	80,294
Retainage	2,579	2,527
Accrued liabilities	25,569	37,074
Income taxes payable	736	570
Contract liabilities	47,098	64,079
Current portion of operating lease liabilities	9,133	9,254
Current portion of financing lease liabilities	10,363	8,665
Total current liabilities	197,250	215,916
Long-term debt, net of debt issuance costs	45,932	23,740
Operating lease liabilities	24,948	16,632
Financing lease liabilities	11,315	13,746
Other long-term liabilities	23,486	25,320
Deferred income tax liability	25	64
Total liabilities	302,956	295,418
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 34,082,186 and 33,260,011 issued; 33,370,955 and 32,548,780 outstanding at June 30, 2024 and December 31, 2023, respectively	341	333
Treasury stock, 711,231 shares, at cost, as of June 30, 2024 and December 31, 2023, respectively	(6,540)	(6,540)
Additional paid-in capital	191,969	189,729
Retained loss	(74,707)	(62,047)
Total stockholders’ equity	111,063	121,475
Total liabilities and stockholders’ equity	$414,019	$416,893

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Contract revenues	$192,167	$182,534	$352,839	$341,708
Costs of contract revenues	173,886	168,748	319,020	322,082
Gross profit	18,281	13,786	33,819	19,626
Selling, general and administrative expenses	21,135	18,119	40,134	35,136
Amortization of intangible assets	—	162	—	324
Gain on disposal of assets, net	(86)	(6,534)	(423)	(7,230)
Operating (loss) income	(2,768)	2,039	(5,892)	(8,604)
Other (expense) income:
Other income	120	250	192	543
Interest income	7	41	24	69
Interest expense	(3,345)	(2,627)	(6,719)	(4,260)
Other expense, net	(3,218)	(2,336)	(6,503)	(3,648)
Loss before income taxes	(5,986)	(297)	(12,395)	(12,252)
Income tax expense (benefit)	617	(42)	265	598
Net loss	$(6,603)	$(255)	$(12,660)	$(12,850)

Basic loss per share	$(0.20)	$(0.01)	$(0.39)	$(0.40)
Diluted loss per share	$(0.20)	$(0.01)	$(0.39)	$(0.40)
Shares used to compute loss per share:
Basic	33,111,987	32,290,392	32,832,868	32,235,842
Diluted	33,111,987	32,290,392	32,832,868	32,235,842

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information) (Unaudited)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2023	33,260,011	$333	(711,231)	$(6,540)	$189,729	$(62,047)	$121,475
Share-based compensation	—	—	—	—	358	—	358
Exercise of stock options	46,322	—	—	—	294	—	294
Issuance of restricted stock	275,954	3	—	—	(3)	—	—
Forfeiture of restricted stock	(6,942)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,057)	(6,057)
Balance, March 31, 2024	33,575,345	$336	(711,231)	$(6,540)	$190,378	$(68,104)	$116,070
Share-based compensation	—	—	—	—	1,556	—	1,556
Exercise of stock options	10,246	—	—	—	74	—	74
Issuance of restricted stock	508,910	5	—	—	(5)	—	—
Forfeiture of restricted stock	(8,331)	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(3,984)	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	(6,603)	(6,603)
Balance, June 30, 2024	34,082,186	$341	(711,231)	$(6,540)	$191,969	$(74,707)	$111,063

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2022	32,770,550	$328	(711,231)	$(6,540)	$188,184	$(44,172)	$137,800
Share-based compensation	—	—	—	—	524	—	524
Issuance of restricted stock	187,775	2	—	—	(2)	—	—
Forfeiture of restricted stock	(8,977)	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(62,876)	(1)	—	—	(171)	—	(172)
Net loss	—	—	—	—	—	(12,595)	(12,595)
Balance, March 31, 2023	32,886,472	$329	(711,231)	$(6,540)	$188,535	$(56,767)	$125,557
Share-based compensation	—	—	—	—	945	—	945
Issuance of restricted stock	242,637	2	—	—	(2)	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(6,341)	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	(255)	(255)
Balance, June 30, 2023	33,122,768	$331	(711,231)	$(6,540)	$189,461	$(57,022)	$126,230

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,660)	$(12,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating activities:
Depreciation and amortization	8,326	9,314
Amortization of ROU operating leases	4,912	2,464
Amortization of ROU finance leases	3,664	1,475
Write-off of debt issuance costs upon debt modification	—	119
Amortization of deferred debt issuance costs	995	537
Deferred income taxes	(38)	5
Share-based compensation	1,914	1,469
Gain on disposal of assets, net	(423)	(7,230)
Allowance for credit losses	162	26
Change in operating assets and liabilities:
Accounts receivable	(28,135)	(10,068)
Income tax receivable	(70)	(196)
Inventory	(261)	(309)
Prepaid expenses and other	723	2,794
Contract assets	10,910	8,954
Accounts payable	7,291	(12,495)
Accrued liabilities	(14,160)	3,188
Operating lease liabilities	(4,492)	(2,495)
Income tax payable	166	176
Contract liabilities	(16,981)	3,146
Net cash used in operating activities	(38,157)	(11,976)
Cash flows from investing activities:
Proceeds from sale of property and equipment	354	11,332
Purchase of property and equipment	(6,487)	(4,291)
Net cash (used in) provided by investing activities	(6,133)	7,041
Cash flows from financing activities:
Borrowings on credit	29,216	57,822
Payments made on borrowings on credit	(6,809)	(54,960)
Proceeds from failed sale-leaseback arrangement	—	14,140
Proceeds from sale-leaseback financing	—	2,359
Loan costs from Credit Agreement and prior credit facility	(343)	(5,978)
Payments of finance lease liabilities	(4,209)	(1,618)
Payments related to tax withholding for share-based compensation	(34)	(189)
Exercise of stock options	368	—
Net cash provided by financing activities	18,189	11,576
Net change in cash, cash equivalents and restricted cash	(26,101)	6,641
Cash, cash equivalents and restricted cash at beginning of period	30,938	3,784
Cash, cash equivalents and restricted cash at end of period	$4,837	$10,425

Cash and cash equivalents	$4,837	$8,883
Restricted cash	—	1,542
Total cash, cash equivalents and restricted cash shown above	$4,837	$10,425

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,597	$7,713
Taxes, net of refunds	$206	$615

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results realizable for the year ending December 31, 2024.

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

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company is compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate (See Note 9 and Note 18). Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, our ability to manage spending on capital expenditures, our ability to complete certain asset sales, collect claims and unapproved change order revenue and improve working capital. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at June 30, 2024 and December 31, 2023 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company had significant investments in billed and unbilled receivables as of June 30, 2024 and December 31, 2023. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than its carrying value. As of June 30, 2024 and December 31, 2023, the Company had recorded an allowance for credit losses of $0.5 million and $0.4 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at June 30, 2024 totaled $36.4 million, of which $5.6 million is expected to be collected beyond June 30, 2025. Retainage at December 31, 2023 totaled $42.0 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of June 30, 2024 or December 31, 2023.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of June 30, 2024 or December 31, 2023.

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

The total accrual for insurance claims liabilities was $5.2 million and $7.5 million at June 30, 2024 and December 31, 2023, respectively, reflected as a component of accrued liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues accounting standards and updates (each, an "ASU") from time to time to its Accounting Standards Codification (“ASC”), which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the disclosures within its consolidated financial statements.

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

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Marine Segment
Construction	$116,025	$77,721	$204,814	$131,733
Dredging	12,077	14,819	26,747	35,549
Specialty Services	2,851	8,003	5,717	12,559
Marine segment contract revenues	$130,953	$100,543	$237,278	$179,841

Concrete Segment
Structural	$16,895	$13,837	$28,468	$29,581
Light Commercial	44,319	68,154	87,093	132,286
Concrete segment contract revenues	$61,214	$81,991	$115,561	$161,867

Total contract revenues	$192,167	$182,534	$352,839	$341,708

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

The table below presents the concentrations of current receivables (trade and retainage) at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024		December 31, 2023
Federal Government	$51,432	30%	$8,885	6%
State Governments	6,082	4%	2,355	2%
Local Governments	18,733	10%	12,804	9%
Private Companies	95,871	56%	119,590	83%
Gross receivables	172,118	100%	143,634	100%
Allowance for credit losses	(523)		(361)
Net receivables	$171,595		$143,273

At June 30, 2024, the United States Navy, which is included in the Federal Government category, accounted for 27.2% of total current receivables. At December 31, 2023, a customer in the Private Companies category accounted for 19.9% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and six months ended June 30, 2024 and 2023, respectively:

	Three months ended June 30,				Six months ended June 30,
	2024	%	2023	%	2024	%	2023	%
Federal Government	$67,021	35%	$44,416	24%	$120,403	34%	$67,472	20%
State Governments	15,453	8%	14,176	8%	29,437	8%	32,504	10%
Local Government	26,892	14%	21,693	12%	55,865	16%	42,381	12%
Private Companies	82,801	43%	102,249	56%	147,134	42%	199,351	58%
Total contract revenues	$192,167	100%	$182,534	100%	$352,839	100%	$341,708	100%

For the three months ended June 30, 2024, the United States Navy, which is included in the Federal Government category, accounted for 28.9% of total contract revenues. For the three months ended June 30, 2023, the United States Navy, which is included in the Federal Government category, accounted for 14.0% of total contract revenues. For the six months ended June 30, 2024, the United States Navy, which is included in the Federal Government category, accounted for 26.5% of total contract revenues. For the six months ended June 30, 2023, no single customer accounted for more than 10.0% of total contract revenues.

With the exception of the Unites States Navy, the Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer besides the United States Navy sustains such a large portion of receivables or contract revenue over time.  On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard.  The

Company’s portion of work as a dedicated subcontractor totals $435.4 million.  For the fiscal year ended December 31, 2023 and the three months and six months ended June 30, 2024, the Company’s revenue related to the joint venture subcontract was approximately $90.5 million, $55.5 million and $93.5 million, respectively.

The concrete segment primarily purchases concrete from select suppliers. The loss of any one of these suppliers could adversely impact short-term operations.

Contract revenues generated outside the United States totaled 8.6% and 4.0% of total revenues for the three months ended June 30, 2024 and 2023, respectively, and 7.4% and 2.9% for the six months ended June 30, 2024 and 2023, respectively, and were primarily located in the Caribbean Basin.

5.Contracts in Progress

Contracts in progress are as follows at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Costs incurred on uncompleted contracts	$1,396,195	$1,394,243
Estimated earnings	168,448	176,904
	1,564,643	1,571,147
Less: Billings to date	(1,541,129)	(1,553,704)
	$23,514	$17,443
Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$70,612	$81,522
Contract liabilities	(47,098)	(64,079)
	$23,514	$17,443

Included in contract assets is approximately $13.5 million and $13.0 million at June 30, 2024 and December 31, 2023, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of June 30, 2024, the aggregate amount of the remaining performance obligations was approximately $758.4 million. Of this amount, the current expectation of the Company is that it will recognize $629.4 million, or 83%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Automobiles and trucks	$1,959	$1,985
Building and improvements	36,931	36,931
Construction equipment	125,030	125,705
Vessels and other equipment	95,528	94,030
Office equipment	7,081	6,708
	266,529	265,359
Less: Accumulated depreciation	(211,779)	(206,243)
Net book value of depreciable assets	54,750	59,116
Construction in progress	6,277	3,770
Land	24,948	24,948
	$85,975	$87,834

For the three months ended June 30, 2024 and 2023, depreciation expense was $4.1 million and $4.4 million, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense was $8.3 million and $9.0 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 9).

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2024
Assets:
Cash surrender value of life insurance policy	$1,352	—	1,352	—
December 31, 2023
Assets:
Cash surrender value of life insurance policy	$1,299	—	1,299	—

Our concrete segment had life insurance policies with a combined face value of $11.1 million as of June 30, 2024. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

Other Fair Value Measurements

The fair value of the Company’s debt at June 30, 2024 and December 31, 2023 approximated its carrying value of $64.7 million and $42.3 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.Accrued Liabilities

Accrued liabilities at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Accrued salaries, wages and benefits	$9,667	$19,759
Accrued liabilities expected to be covered by insurance	5,181	7,478
Sales taxes	3,401	2,510
Property taxes	1,509	1,111
Sale-leaseback arrangement	3,367	3,761
Accounting and audit fees	514	659
Interest	614	530
Other accrued expenses	1,316	1,266
Total accrued liabilities	$25,569	$37,074

9.Debt

On May 15, 2023, the Company entered into a new Credit Agreement with White Oak ABL, LLC and White Oak Commercial Finance, LLC which includes a $65.0 million asset based revolving credit facility and a $38.0 million fixed asset term loan (the “Credit Agreement”). The Company incurred debt issuance costs related to the Credit Agreement of $5.9 million, which will be amortized over the life of the agreement under the effective interest method. The Credit Agreement has a maturity date of May 15, 2027. The Company used the proceeds of the Credit Agreement to repay the $40.0 million outstanding on the Company’s prior credit facility. In connection with the extinguishment of the prior credit facility, the Company wrote off the remaining $0.1 million in debt issuance costs associated with the prior credit facility. On December 1, 2023, the Company entered into Amendment No. 1 to the Credit Agreement which extended the maturity date for the $15.0 million pre-payment to the earlier of June 30, 2024 and the date that is three business days after receipt of net proceeds in respect of the East and West Jones Sale.

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

On April 24, 2024, the Company executed Amendment No. 3 to the Loan Agreement with White Oak Commercial Finance, LLC. This amendment, among other things, (i) replaced the Consolidated EBITDA covenant with a Consolidated Fixed Charge Coverage Ratio (FCCR) for the quarter ended March 31, 2024, (ii) lowered the FCCR covenant threshold from 1.10:1.00 to 1.00:1.00 through the quarter ended December 31, 2024, (iii) lowered the $15 million prepayment due June 30, 2024 to $10 million, (iv) extended the maturity of the Loan Agreement by one year to May 15, 2027, and (v) reset the make-whole provision to align with the extension.

On June 28, 2024, the Company executed Amendment No. 4 to the Loan Agreement with White Oak Commercial Finance, LLC. This amendment, among other things, (i) revised the Minimum Liquidity covenant to require that the Loan Parties and Subsidiaries cause Liquidity to not fall below the following amounts for more than three consecutive Business Days or as of the close of business on Friday of each week: From the Third Amendment Effective Date through July 26, 2024 - $8.0 million, provided that Liquidity may be less than $8.0 million but no less than $5.0 million on the close of business of one Friday during such period and during the week (ending Sunday) that includes such Friday; From July 27, 2024 through September 30, 2024 - $10.0 million; From October 1, 2024 through the Maturity Date - $15.0 million, (ii) revised the Specified Prepayment provision to replace the prior $10.0 million prepayment due June 30, 2024 with the following prepayments: July 26, 2024 - $2.0 million; August 30, 2024 - $4.0 million; September 30, 2024 - $4.0 million and October 31, 2024 - $5.0 million; provided, however, that if the sale of the East and West Jones Property is consummated prior to September 30, 2024, then the amounts due following the consummation of such sale are not required and instead, the Borrowers shall make a mandatory prepayment on the Term Loans of the net proceeds of the sale within three Business Days of receipt of such proceeds in an amount equal to $15.0 million less the amount of the prepayments already made as of such date; and (iii) revised the Specified Post-Closing Liquidity Transactions provision to be fulfilled by September 30, 2024.

On July 26, 2024, the Company executed Amendment No. 5 to the Loan Agreement with White Oak Commercial Finance, LLC. See Note 18 for more information regarding Amendment No. 5.

The quarterly weighted average interest rate for the Credit Agreement, as of June 30, 2024 was 12.07%.

The Company’s obligations under debt arrangements consisted of the following:

	June 30, 2024			December 31, 2023
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Term loan - current	$15,000	$(1,107)	$13,893	$15,000	$(2,024)	$12,976
Other debt	427	—	427	477	—	477
Total current debt	15,427	(1,107)	14,320	15,477	(2,024)	13,453
Revolving line of credit - long-term	22,664	(1,672)	20,992	—	—	—
Term loan - long-term	23,000	(1,697)	21,303	23,000	(3,104)	19,896
Other debt	3,637	—	3,637	3,844	—	3,844
Total long-term debt	49,301	(3,369)	45,932	26,844	(3,104)	23,740
Total debt	$64,728	$(4,476)	$60,252	$42,321	$(5,128)	$37,193

(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Credit Agreement and the termination and repayment of the Company’s prior credit facility.

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

As of June 30, 2024, the Company had $22.7 million in borrowings under the Revolver. The Company’s borrowing availability under the Revolver at June 30, 2024 was approximately $16.6 million.

During the six months ended June 30, 2024, the Company borrowed $29.2 million on the Revolver. During the six months ended June 30, 2024, the Company repaid $6.5 million outstanding on the Revolver.

Financial covenants

Restrictive financial covenants under the amended Credit Agreement include:

●	A Consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:
-	Trailing Four Quarter Test Period Ending June 30, 2024 to not be less than 1.00 to 1.00.
-	Trailing Four Quarter Test Period Ending September 30, 2025 and each Fiscal Quarter thereafter, to not be less than 1.10 to 1.00.

●	A Revolver Loan Turnover Ratio to not be less than the following during each noted period:
-	Fiscal Quarter Ending June 30, 2023 and each Fiscal Quarter thereafter, to not be less than 2.50 to 1.00.

●	A Term Loan Loan-to-Value Ratio to not be greater than the following during each noted period:
-	Fiscal Quarter Ending June 30, 2023 and each Fiscal Quarter thereafter, to not be more than 60%.

●	A Minimum EBITDA to not be less than the following during each noted period:

-	Trailing Four Quarter Test Period Ended September 30, 2024 - $33,260,000.

-	Trailing Four Quarter Test Period ended December 31, 2024 - $37,188,000.

-	Trailing Four Quarter Test Period ended March 31, 2025 - $35,032,000.

-	Trailing Four Quarter Test Period ending June 30, 2025 - $31,691,000.

●	The Company shall not permit Liquidity (as defined in the Credit Agreement) of to fall below the following during each noted period (i) for more than three (3) consecutive Business Days (as defined in the Credit Agreement) nor (i) as of the close of business on Friday of each week:

Period	Amount
From April 24, 2024 through July 26, 2024

$8,000,000; provided that Liquidity may be less than $8,000,000 but no less than $5,000,000 on the close of business of one Friday during such period and during the week (ending Sunday) that includes such Friday

From July 27, 2024 October 31, 2024	$10,000,000
From November 1, 2024 through November 30, 2024	$12,000,000
From December 1, 2024 through December 31, 2024	$15,000,000
From January 1, 2025 through the Maturity Date	$20,000,000

; provided that if the 2024 Liquidity Transactions (as defined in the Amendment) occur on or prior to September 30, 2024, minimum liquidity requirement shall be set to $20,000,000.

In addition, the Credit Agreement contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and, events constituting a change of control.

The Company was in compliance with all financial covenants under the amended agreement as of June 30, 2024.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of June 30, 2024 and December 31, 2023, the carrying value of this debt was $1.7 million and $1.9 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12.0 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of both June 30, 2024 and December 31, 2023, the carrying value of this debt was $2.4 million.

10.Other Long-Term Liabilities

Other long-term liabilities at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Sale-leaseback arrangement	$21,908	$23,689
Deferred compensation	1,175	1,293
Accrued liabilities expected to be covered by insurance	403	338
Total other long-term liabilities	$23,486	$25,320

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

Income tax (benefit) expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$617	$(42)	$265	$598
Effective tax rate	(10.3)%	14.1%	(2.1)%	(4.9)%

The Company's effective tax rate is typically based on expected income for the calendar year, statutory rates and tax planning opportunities available. This estimated annual effective tax rate is then applied to year-to-date operations.  The Company expects near break-even operations for the full year ended December 31, 2024, such that a small change in the year-to-date operations could result in a large change to the estimated annual effective tax rate.  Therefore, the Company’s effective tax rate for the period ending June 30, 2024, is based off actual year-to-date operations.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended June 30, 2024 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, management believes that a valuation allowance on the net deferred tax assets at June 30, 2024 remains appropriate.

The Company expects the unrecognized tax benefits as of June 30, 2024 for certain federal income tax matters will significantly change over the next 12 months due to a lapse of the statute of limitations. The final outcome of these uncertain tax positions is not yet determinable.

12.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended June 30, 2024 and 2023, the Company had 181,025 and 247,945 securities, respectively, that were potentially dilutive in earnings per share calculations. For the six months ended June 30, 2024 and 2023, the Company had 201,550 and 264,204 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and six months ended June 30, 2024 and 2023. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods. The Company reported a net loss for all periods presented; therefore, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for such periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic:
Weighted average shares outstanding	33,111,987	32,290,392	32,832,868	32,235,842
Diluted:
Total basic weighted average shares outstanding	33,111,987	32,290,392	32,832,868	32,235,842
Effect of potentially dilutive securities:
Common stock options	—	—	—	—
Total weighted average shares outstanding assuming dilution	33,111,987	32,290,392	32,832,868	32,235,842

13.Share-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s stock incentive plans, which include the balance of shares remaining under the 2022 Long Term Incentive Plan (the “2022 LTIP”), which was approved by shareholders in May of 2022 and amended in May of 2024 and authorizes 3,735,000 shares, the maximum aggregate number to be issued, plus any shares available for grant under prior long term incentive plans as of the date the 2022 LTIP was approved, and any shares subject to awards granted under the prior plans that expire or are cancelled, forfeited, exchanged, settled in cash or otherwise terminated. In general, the Company’s 2022 LTIP provides for grants of restricted stock and performance-based awards to be issued with a per-share price not less than the fair market value of a share of common stock on the date of grant.

In the three months ended June 30, 2024 and 2023, compensation expense related to share-based awards outstanding was $1.6 million and $0.9 million, respectively. In the six months ended June 30, 2024 and 2023, compensation expense related to share-based awards outstanding was $1.9 million and $1.5 million, respectively. In the three months ended June 30, 2024 and 2023, payments related to tax withholding for share-based compensation for certain officers of the Company were less than $0.1 million in both periods. In the six months ended June 30, 2024 and 2023, payments related to tax withholding for share-based compensation for certain officers of the Company were less than $0.1 million and $0.2 million, respectively.

On March 4, 2024, an employee of the Company was awarded a total of 2,197 shares of restricted common stock with a vesting period of three years and a fair value of $6.83 per share.

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

On May 16, 2024, the Company’s six independent directors were awarded an aggregate of 64,170 shares of restricted common stock. The shares vested immediately on the date of the grant. The fair value on the date of grant of all shares awarded was $9.35.

On May 17, 2024, the Company granted certain employees a total of 443,258 shares of restricted common stock with a vesting period of three years and a fair value of $9.37 per share.

On June 24, 2024, an employee of the Company was awarded a total of 1,482 shares of restricted common stock with a vesting period of three years and a fair value of $8.77 per share.

In the three months ended June 30, 2024, there were 10,246 options exercised generating proceeds to the Company of $0.1 million. In the six months ended June 30, 2024, there were 56,568 options exercised generating proceeds to the Company of $0.4 million. In the three and six months ended June 30, 2023, there were no options exercised.

At June 30, 2024, total unrecognized compensation expense related to unvested stock was approximately $9.1 million, which is expected to be recognized over a period of approximately 2.5 years.

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

Segment information for the periods presented is provided as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Marine
Contract revenues	$130,953	$100,543	$237,278	$179,841
Operating (loss) income	$(5,466)	$3,492	$(10,332)	$(2,588)
Depreciation and amortization expense	$(4,922)	$(3,812)	$(9,853)	$(7,647)

Total assets	$322,031	$265,913	$322,031	$265,913
Property and equipment, net	$80,115	$84,251	$80,115	$84,251

Concrete
Contract revenues	$61,214	$81,991	$115,561	$161,867
Operating income (loss)	$2,698	$(1,453)	$4,440	$(6,016)
Depreciation and amortization expense	$(1,048)	$(1,531)	$(2,137)	$(3,142)

Total assets	$91,988	$103,296	$91,988	$103,296
Property and equipment, net	$5,860	$7,542	$5,860	$7,542

There were $1.1 million and none in intersegment revenues between the Company’s two reportable segments for the three months ended June 30, 2024 and 2023, respectively. There were $1.7 million and less than $0.1 million in intersegment revenues between the Company’s two reportable segments for the six months ended June 30, 2024 and 2023, respectively.

The marine segment had foreign revenues of $16.5 million and $7.3 million for the three months ended June 30, 2024 and 2023, respectively. The marine segment has foreign revenues of $26.0 million and $10.0 million for the six months ended June 30, 2024 and 2023, respectively. These revenues are derived from projects in the Caribbean Basin and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

16.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	June 30,	December 31,
Leases	2024	2023
Assets
Operating lease right-of-use assets, net (1)	$33,685	$25,696
Financing lease right-of-use assets, net (2)	24,029	23,602
Total assets	$57,714	$49,298
Liabilities
Current
Operating	$9,133	$9,254
Financing	10,363	8,665
Total current	19,496	17,919
Noncurrent
Operating	24,948	16,632
Financing	11,315	13,746
Total noncurrent	36,263	30,378
Total liabilities	$55,759	$48,297
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $20.5 million and $15.6 million as of June 30, 2024 and December 31, 2023, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $13.8 million and $10.2 million as of June 30, 2024 and December 31, 2023, respectively.

Other information related to lease term and discount rate is as follows:

	June 30,	December 31,
	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	8.00	5.90
Financing leases	2.44	2.83
Weighted Average Discount Rate
Operating leases	9.40%	9.32%
Financing leases	7.67%	7.53%

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs:
Operating lease cost	$3,051	$1,553	$6,042	$2,943
Short-term lease cost (1)	945	500	1,850	1,141
Financing lease costs:
Interest on lease liabilities	424	194	831	389
Amortization of right-of-use assets	1,853	750	3,664	1,475
Total lease cost	$6,273	$2,997	$12,387	$5,948
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,656	$3,042
Operating cash flows for finance leases	$831	$389
Financing cash flows for finance leases	$4,209	$1,618
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$13,815	$9,539
ROU assets obtained in exchange for new financing lease liabilities	$4,208	$1,520

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2024 (excluding the six months ended June 30, 2024)	$4,873	$5,880
2025	9,428	10,014
2026	343	4,549
2027	5,337	1,640
2028	4,352	762
Thereafter	32,241	831
Total future minimum lease payments	56,574	23,676
Less - amount representing interest	22,493	1,998
Present value of future minimum lease payments	34,081	21,678
Less - current lease obligations	9,133	10,363
Long-term lease obligations	$24,948	$11,315

17.Related Party Transaction

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s portion of work as a dedicated subcontractor totals $435.4 million. For the three months ended June 30, 2024 and 2023, the Company’s revenue related to the joint venture subcontract was approximately

$55.5 million and $25.5 million, respectively. For the six months ended June 30, 2024 and 2023, the Company’s revenue related to the joint venture subcontract was approximately $93.5 million and $25.5 million, respectively.

18.Subsequent Event

On July 26, 2024, the Company executed Amendment No. 5 to the Loan Agreement with White Oak Commercial Finance, LLC and the Lenders party thereto. This amendment, among other things, (i) replaces the minimum FCCR covenant with a minimum EBITDA covenant for the next four quarters, (ii) modifies the minimum liquidity requirements through January 1, 2025, (iii)  replaces the requirement to raise $45.0 million through asset sales by September 30, 2024, with certain milestones requiring the Company to raise $25.0 million (the “2024 Liquidity Transactions”) by September 30, 2024, and (iv) further modifies the timing and amounts of term loan prepayments.

Under the terms of Amendment No. 5, the Company must make the following term loan prepayments: July 26, 2024 – $2.0 million, August 30, 2024 - $4.0 million and September 30, 2024 - $4.0 million. The Company must also make a prepayment of $5.0 million upon the close of the sale of the East-West Jones property. If the East-West Jones property does not close on or before September 30, 2024, the Company must make the following term loan prepayments: October 31, 2024 - $1.67 million, November 29, 2024 - $1.67 million and December 31, 2024 - $1.67 million.

In the event the 2024 Liquidity Transactions do not occur on or prior to September 30, 2024, the following will occur: (i) margin will be increased by 50 basis-points on October 1 , 2024 and every seven day period thereafter (but in any event not in excess of 200 basis-points) and the pricing grid level for the revolving facility shall be set to Level III, (ii) accounts constituting Eligible Surety Bond Accounts shall be phased out of the Borrowing Base and shall no longer constitute Eligible Surety Bond Accounts pursuant to a schedule to be determined by the Administrative Agent in its sole discretion and which may be reduced to zero, and (iii) the following additional prepayments will be required: January 31, 2025 - $1.67 million, February 28, 2025 - $1.67 million and March 31, 2025- $1.67 million.

Amendment No. 5 also includes other administrative and definitional changes, including changes to the EBITDA requirements used to compute the interest rate margin applicable to the revolving credit facility.

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

Backlog as of the periods ended below are as follows (in millions):

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Marine segment	$567.1	$569.9	$602.5	$699.9	$614.9
Concrete segment	191.3	186.7	159.7	177.6	203.8
Consolidated	$758.4	$756.6	$762.2	$877.5	$818.7

We are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $1.2 billion of quoted bids outstanding at quarter end, of which over $118 million resulted in the award of contracts subsequent to the end of the fiscal quarter ended June 30, 2024.

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

Income Statement Comparisons

Three months ended June 30, 2024 compared with three months ended June 30, 2023.

	Three months ended June 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$192,167	100.0%	$182,534	100.0%
Cost of contract revenues	173,886	90.5%	168,748	92.4%
Gross profit	18,281	9.5%	13,786	7.6%
Selling, general and administrative expenses	21,135	10.9%	18,119	10.0%
Amortization of intangible assets	—	—%	162	0.1%
Gain on disposal of assets, net	(86)	—%	(6,534)	(3.6)%
Operating (loss) income	(2,768)	(1.4)%	2,039	1.1%
Other (expense) income:
Other income	120	0.1%	250	0.1%
Interest income	7	—%	41	—%
Interest expense	(3,345)	(1.8)%	(2,627)	(1.4)%
Other expense, net	(3,218)	(1.7)%	(2,336)	(1.3)%
Loss before income taxes	(5,986)	(3.1)%	(297)	(0.2)%
Income tax expense (benefit)	617	0.3%	(42)	(0.1)%
Net loss	$(6,603)	(3.4)%	$(255)	(0.1)%

Contract Revenues. Contract revenues for the three months ended June 30, 2024 of $192.2 million increased $9.7 million or 5.3% as compared to $182.5 million in the prior year period. The increase was primarily due to an increase in Marine segment revenue related to the Pearl Harbor drydock project, partially offset by lower Concrete segment revenue due to our deliberate efforts to adhere to disciplined bidding standards to win quality work at attractive margins.

Gross Profit. Gross profit was $18.3 million for the three months ended June 30, 2024 compared to $13.8 million in the prior year period, an increase of $4.5 million, or 32.6%. Gross profit in the first quarter was 9.5% of total contract revenues as compared to 7.6% in the prior year period. The increase in gross profit dollars and margin was primarily driven by improved pricing of projects in both segments stemming from higher quality projects and improved execution, partially offset by lower margin and mix of dredging revenue.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses were $21.1 million for the three months ended June 30, 2024 compared to $18.1 million in the prior year period, an increase of $3.0 million or 16.6%. As a percentage of total contract revenues, SG&A expenses increased from 10.0% to 10.9%. The increase in SG&A dollars and percentage reflected an increase in compensation expense, business development spending and legal expenses.

Gain on Disposal of Assets, net. During the three months ended June 30, 2024 and 2023 we realized $0.1 million and $6.5 million, respectively, of net gains on disposal of assets. The three months ended June 30, 2023 included a gain of $5.2 million related to the sale-leaseback of our Port Lavaca South Yard property in Texas.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense (Benefit). We recorded tax expense of $0.6 million in the three months ended June 30, 2024, compared to tax benefit of less than $0.1 million in the prior year period. Our effective tax rate is typically based on expected income for the calendar year, statutory rates and tax planning opportunities available. This estimated annual effective tax rate is then applied to year-to-date operations.  We expect near break-even operations for the full year ended December 31, 2024, such that a small change in the year-to-date operations could result in a large change to the estimated annual effective tax rate.  Therefore, our effective tax rate for the period ending June 30, 2024, is based off actual year-to-date operations.

Six months ended June 30, 2024 compared with six months ended June 30, 2023.

	Six months ended June 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$352,839	100.0%	$341,708	100.0%
Cost of contract revenues	319,020	90.4%	322,082	94.3%
Gross profit	33,819	9.6%	19,626	5.7%
Selling, general and administrative expenses	40,134	11.4%	35,136	10.2%
Amortization of intangible assets	—	—%	324	0.1%
Gain on disposal of assets, net	(423)	(0.1)%	(7,230)	(2.1)%
Operating loss	(5,892)	(1.7)%	(8,604)	(2.5)%
Other (expense) income:
Other income	192	0.1%	543	0.2%
Interest income	24	—%	69	—%
Interest expense	(6,719)	(1.9)%	(4,260)	(1.3)%
Other expense, net	(6,503)	(1.8)%	(3,648)	(1.1)%
Loss before income taxes	(12,395)	(3.5)%	(12,252)	(3.6)%
Income tax expense	265	0.1%	598	0.2%
Net loss	$(12,660)	(3.6)%	$(12,850)	(3.8)%

Contract Revenues. Contract revenues for the six months ended June 30, 2024 of $352.8 million increased $11.1 million or 3.3% as compared to $341.7 million in the prior year period. The increase was primarily due to an increase in marine segment revenue related to the Pearl Harbor drydock project, partially offset by lower concrete segment revenue due to disciplined bidding standards to win quality work at attractive margins.

Gross Profit. Gross profit was $33.8 million for the six months ended June 30, 2024 compared to $19.6 million in the prior year period, an increase of $14.2 million. Gross profit in the six months ended June 30, 2024 was 9.6% of total contract revenues as compared to 5.7% in the prior year period. The increase in gross profit dollars and margin was primarily driven by improved pricing of projects in both segments stemming from higher quality projects and improved execution, partially offset by lower margin and mix of dredging revenue.

Selling, General and Administrative Expense.  SG&A expenses were $40.1 million for the six months ended June 30, 2024 compared to $35.1 million in the prior year period, an increase of $5.0 million or 14.2%. As a percentage of total contract revenues, SG&A expenses increased from 10.2% to 11.4%. The increase in SG&A dollars and percentage reflecting an increase in IT, compensation, business development spending, and higher legal costs related to pursuing project-related claims.

Gain on Disposal of Assets, net. During the six months ended June 30, 2024 and 2023 we realized $0.4 million and $7.2 million, respectively, of net gains on disposal of assets. The six months ended June 30, 2023 included a gain of $5.2 million related to the sale-leaseback of our Port Lavaca South Yard property in Texas.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded tax expense of $0.3 million in the six months ended June 30, 2024, compared to tax expense of $0.6 million in the prior year period. Our effective tax rate is typically based on expected income for the calendar year, statutory rates and tax planning opportunities available. This estimated annual effective tax rate is then applied to year-to-date operations.  We expect near break-even operations for the full year ended December 31, 2024, such that a small change in the year-to-date operations could result in a large change to the estimated annual effective tax rate.  Therefore, our effective tax rate for the period ending June 30, 2024, is based off actual year-to-date operations.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating (loss) income as a percentage of segment revenues.

Three months ended June 30, 2024 compared with three months ended June 30, 2023.

	Three months ended June 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$103,341	78.9%	$74,743	74.3%
Private sector	27,612	21.1%	25,800	25.7%
Marine segment total	$130,953	100.0%	$100,543	100.0%
Concrete segment
Public sector	$6,025	9.8%	$5,542	6.8%
Private sector	55,189	90.2%	76,449	93.2%
Concrete segment total	$61,214	100.0%	$81,991	100.0%
Total	$192,167		$182,534

Operating (loss) income
Marine segment	$(5,466)	(4.2)%	$3,492	3.5%
Concrete segment	2,698	4.4%	(1,453)	(1.8)%
Total	$(2,768)		$2,039

Marine Segment

Revenues for our marine segment for the three months ended June 30, 2024 were $131.0 million compared to $100.5 million for the three months ended June 30, 2023, an increase of $30.5 million, or 30.2%. The increase was primarily related to the Pearl Harbor Project.

Operating loss for our marine segment for the three months ended June 30, 2024 was $5.5 million, compared  to operating income of $3.5 million for the three months ended June 30, 2023. Adjusted for the gain on the Port Lavaca South Yard property sale-leaseback in Texas operating loss for the three months ended June 30, 2023 was $1.7 million. This $3.8 million increase in operating loss was primarily due to the increase in SG&A expense discussed above.

Concrete Segment

Revenues for our concrete segment for the three months ended June 30, 2024 were $61.2 million compared to $82.0 million for the three months ended June 30, 2023, a decrease of $20.8 million, or 25.3%. This decrease was primarily due to a decrease in concrete segment revenue due to disciplined bidding standards to win quality work at attractive margins.

Operating income for our concrete segment for the three months ended June 30, 2024 was $2.7 million, compared to an operating loss of $1.5 million for the three months ended June 30, 2023, an increase of $4.2 million. This increase was primarily due to reduction of lower margin work, winning higher margin jobs due to disciplined bidding standards and improved execution.

Six months ended June 30, 2024 compared with six months ended June 30, 2023.

	Six months ended June 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$196,276	82.7%	$132,669	73.8%
Private sector	41,002	17.3%	47,172	26.2%
Marine segment total	$237,278	100.0%	$179,841	100.0%
Concrete segment
Public sector	$9,429	8.2%	$9,688	6.0%
Private sector	106,132	91.8%	152,179	94.0%
Concrete segment total	$115,561	100.0%	$161,867	100.0%
Total	$352,839		$341,708

Operating income (loss)
Marine segment	$(10,332)	(4.4)%	$(2,588)	(1.4)%
Concrete segment	4,440	3.8%	(6,016)	(3.7)%
Total	$(5,892)		$(8,604)

Marine Segment

Revenues for our marine segment for the six months ended June 30, 2024 were $237.3 million compared to $179.8 million for the six months ended June 30, 2023, an increase of $57.5 million, or 31.9%. The increase was primarily related to the Pearl Harbor Project.

Operating loss for our marine segment for the six months ended June 30, 2024 was $10.3 million, compared to 2.6 million for the six months ended June 30, 2023, an increase in operating loss of $7.7 million. Adjusted for the gain on the Port Lavaca South Yard property sale-leaseback in Texas operating loss for the six months ended June 30, 2023 was $7.8 million. This $2.5 million increase in operating loss was primarily due to the increase in SG&A expense discussed above, partially offset by margin improvements stemming from higher quality projects and improved execution.

Concrete Segment

Revenues for our concrete segment for the six months ended June 30, 2024 were $115.6 million compared to $161.9 million for the six months ended June 30, 2023, a decrease of 46.3 million, or 28.6%. This decrease was primarily due to a decrease in concrete segment revenue due to disciplined bidding standards to win quality work at attractive margins.

Operating income for our concrete segment for the six months ended June 30, 2024 was $4.4 million, compared to an operating loss of $6.0 million for the six months ended June 30, 2023, an increase of $10.4 million. This increase was primarily due to reduction of lower margin work, winning higher margin jobs due to disciplined bidding standards and improved execution.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At June 30, 2024, our working capital was $64.2 million, as compared to $55.9 million at December 31, 2023. As of June 30, 2024, we had unrestricted cash on hand of $4.8 million. Our borrowing availability under our revolving portion of our Credit Agreement at June 30, 2024 was approximately $16.6 million.

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

Cash Flow

The following table provides information regarding our cash flows and our capital expenditures for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(6,603)	$(255)	$(12,660)	$(12,850)
Adjustments to remove non-cash and non-operating items	10,506	1,511	19,512	8,179
Cash flow from net income (loss) after adjusting for non-cash and non-operating items	3,903	1,256	6,852	(4,671)
Change in operating assets and liabilities (working capital)	(19,235)	(10,199)	(45,009)	(7,305)
Cash flows used in operating activities	$(15,332)	$(8,943)	$(38,157)	$(11,976)
Cash flows (used in) provided by investing activities	$(4,560)	$8,341	$(6,133)	$7,041
Cash flows provided by financing activities	$20,091	$8,182	$18,189	$11,576

Capital expenditures (included in investing activities above)	$(4,634)	$(2,415)	$(6,487)	$(4,291)

Operating Activities. During the three months ended June 30, 2024, we used approximately $15.3 million in cash in our operating activities. The net cash outflow was comprised of $19.2 million of outflows related to changes in net working capital, partially offset by $3.9 million of cash inflows from net income, after adjusting for non-cash items. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by $11.2 million of cash outflows pursuant to the relative timing and significance of project progression and billings during the period, a $4.8 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period, a $2.2 million decrease in operating lease liabilities and a $1.4 million outflow related to an increase in prepaid expenses and other, partially offset by $0.4 million of other inflows.

During the six months ended June 30, 2024, we used approximately $38.2 million in cash in our operating activities. The net cash outflow was comprised of $45.0 million of outflows related to changes in net working capital, partially offset by $6.8 million of cash inflows from net income, after adjusting for non-cash items. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $35.0 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period, $6.1 million of cash outflows pursuant to the relative timing and significance of project progression and billings during the period, a $4.5 million decrease in operating lease liabilities and $0.1 million of other outflows, partially offset by a $0.7 million inflow related to a decrease in prepaid expenses.

Investing Activities. Capital asset additions and betterments to our fleet were $4.6 million and $2.4 million in the three months ended June 30, 2024 and 2023, respectively. Proceeds from the sale of property and equipment were $0.1 million in the three months ended June 30, 2024, as compared with $10.8 million in the three months ended June 30, 2023. Included in the three months ended June 30, 2023 was $8.1 million of proceeds related to the sale-leaseback of the Port Lavaca South Yard property in Texas.

Capital asset additions and betterments to our fleet were $6.5 million and $4.3 million in the six months ended June 30, 2024 and 2023, respectively. Proceeds from the sale of property and equipment were $0.4 million in the six months ended June 30, 2024, as compared with $11.3 million in the six months ended June 30, 2023. Included in the six months ended June 30, 2023 was $8.1 million of proceeds related to the sale-leaseback of the Port Lavaca South Yard property in Texas.

Financing Activities. During the three months ended June 30, 2024, we had borrowings of $27.6 million and repayments of $4.9 million on the White Oak revolving credit line, payments on finance lease liabilities of $2.2 million, repayments of $0.3 million on other debt, loan costs of $0.2 million and a cash inflow of $0.1 million for proceeds from the exercise of stock options.

During the six months ended June 30, 2024, we had borrowings of $29.2 million and repayments of $6.5 million on the White Oak revolving credit line, payments on finance lease liabilities of $4.2 million, repayments of $0.4 million on other debt, loan costs of $0.3 million and a cash inflow of $0.4 million for proceeds from the exercise of stock options.

Sources of Capital

On May 15, 2023, we entered into a new three-year $103.0 million Credit Agreement with White Oak which includes a $65.0 million asset based revolving credit line and a $38.0 million fixed asset term loan. Please see “Note 9 – Debt” in our unaudited condensed consolidated financial statements for a more detailed description of the Credit Facility.

Amendment No. 3 to the Credit Agreement

Please see “Note 9 – Debt” in our unaudited condensed consolidated financial statements for a detailed description of Amendment No. 3 to the Credit Agreement.

Amendment No. 4 to the Credit Agreement

Please see “Note 9 – Debt” in our unaudited condensed consolidated financial statements for a detailed description of Amendment No. 4 to the Credit Agreement.

Amendment No. 5 to the Credit Agreement

Please see “Note 18 – Subsequent Event” in our unaudited condensed consolidated financial statements for a detailed description of Amendment No. 5 to the Credit Agreement.

We were in compliance with all financial covenants under the amended agreement as of June 30, 2024.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At June 30, 2024, the capacity under our current bonding arrangement was at least $950 million, with approximately $590 million of projects being bonded. While we believe that our current bonding capacity is sufficient to satisfy current demand for our services, any new major project opportunities may require us to seek additional bonding capacity in the future. We believe our balance sheet and working capital position will allow us to access additional bonding capacity as needed in the future.

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

Interest rate risk

At June 30, 2024, we had $60.7 million in outstanding borrowings under our Credit Agreement, with a weighted average ending interest rate of 11.79%. Based on the amounts outstanding under our Credit Agreement as of June 30, 2024, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.6 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales or issuer purchases of equity securities in the period ended June 30, 2024.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

Amendment No. 5 to the Credit Agreement

On July 26, 2024, the Company executed Amendment No. 5 to the Loan Agreement with White Oak Commercial Finance, LLC and the Lenders party thereto. This amendment, among other things, (i) replaces the minimum FCCR covenant with a minimum EBITDA covenant for the next four quarters, (ii) modifies the minimum liquidity requirements through January 1, 2025, (iii)  replaces the requirement to raise $45.0 million through asset sales by September 30, 2024, with certain milestones requiring the Company to raise $25.0 million (the “2024 Liquidity Transactions”) by September 30, 2024, and (iv) further modifies the timing and amounts of term loan prepayments.

Under the terms of Amendment No. 5, the Company must make the following term loan prepayments: July 26, 2024 – $2.0 million, August 30, 2024 - $4.0 million and September 30, 2024 - $4.0 million. The Company must also make a prepayment of $5.0 million upon the close of the sale of the East-West Jones property. If the East-West Jones property does not close on or before September 30, 2024, the Company must make the following term loan prepayments: October 31, 2024 - $1.67 million, November 29, 2024 - $1.67 million and December 31, 2024 - $1.67 million.

In the event the 2024 Liquidity Transactions do not occur on or prior to September 30, 2024, the following will occur: (i) margin will be increased by 50 basis-points on October 1 , 2024 and every seven day period thereafter

(but in any event not in excess of 200 basis-points) and the pricing grid level for the revolving facility shall be set to Level III, (ii) accounts constituting Eligible Surety Bond Accounts shall be phased out of the Borrowing Base and shall no longer constitute Eligible Surety Bond Accounts pursuant to a schedule to be determined by the Administrative Agent in its sole discretion and which may be reduced to zero, and (iii) the following additional prepayments will be required: January 31, 2025 - $1.67 million, February 28, 2025 - $1.67 million and March 31, 2025- $1.67 million.

Amendment No. 5 also includes other administrative and definitional changes, including changes to the EBITDA requirements used to compute the interest rate margin applicable to the revolving credit facility. The foregoing description of Amendment No. 5 does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of Amendment No. 5, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

10.1

Purchase and Sale Agreement, dated July 2, 2024, by and between a subsidiary of Orion Group Holdings, Inc. and Capital Development Partners Acquisitions, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2024 (File No. 001-33891)).

†10.2

Orion Group Holdings, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2024 (File No. 001-33891)).

†10.3

Amendment No. 1 to Orion Group Holdings, Inc.’s 2022 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2024 (File No. 001-33891)).

10.4

Amendment No. 4, dated June 28, 2024, to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2024 (File No. 001-33891)).

Exhibit Number	Description
*10.5

Amendment No. 5 dated July 26, 2024, to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent.

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

ORION GROUP HOLDINGS, INC.

July 26, 2024	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

July 26, 2024	By:	/s/ Scott Thanisch
Scott Thanisch Executive Vice President and Chief Financial Officer