Form 10-Q
period 2024-09-30
Orion Group Holdings Inc
filed 2024-10-31
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☑ No

There were 38,901,360 shares of common stock outstanding as of October 31, 2024.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2024

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$28,254	$30,938
Accounts receivable:
Trade, net of allowance for credit losses of $716 and $361, as of September 30, 2024 and December 31, 2023, respectively	147,446	101,229
Retainage	36,486	42,044
Income taxes receivable	695	626
Other current	3,153	3,864
Inventory	2,317	2,699
Contract assets	58,495	81,522
Prepaid expenses and other	4,141	8,894
Total current assets	280,987	271,816
Property and equipment, net of depreciation	86,254	87,834
Operating lease right-of-use assets, net of amortization	29,202	25,696
Financing lease right-of-use assets, net of amortization	25,179	23,602
Inventory, non-current	7,309	6,361
Deferred income tax asset	27	26
Other non-current	1,371	1,558
Total assets	$430,329	$416,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$4,694	$13,453
Accounts payable:
Trade	114,231	80,294
Retainage	2,328	2,527
Accrued liabilities	23,581	37,074
Income taxes payable	516	570
Contract liabilities	44,392	64,079
Current portion of operating lease liabilities	8,215	9,254
Current portion of financing lease liabilities	10,852	8,665
Total current liabilities	208,809	215,916
Long-term debt, net of debt issuance costs	23,276	23,740
Operating lease liabilities	21,844	16,632
Financing lease liabilities	11,300	13,746
Other long-term liabilities	22,656	25,320
Deferred income tax liability	29	64
Total liabilities	287,914	295,418
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 39,610,116 and 33,260,011 issued; 38,898,885 and 32,548,780 outstanding at September 30, 2024 and December 31, 2023, respectively	396	333
Treasury stock, 711,231 shares, at cost, as of September 30, 2024 and December 31, 2023, respectively	(6,540)	(6,540)
Additional paid-in capital	219,004	189,729
Retained loss	(70,445)	(62,047)
Total stockholders’ equity	142,415	121,475
Total liabilities and stockholders’ equity	$430,329	$416,893

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Contract revenues	$226,675	$168,476	$579,514	$510,184
Costs of contract revenues	199,611	149,406	518,631	471,488
Gross profit	27,064	19,070	60,883	38,696
Selling, general and administrative expenses	20,846	17,135	60,980	52,271
Amortization of intangible assets	—	59	—	383
Gain on disposal of assets, net	(1,563)	(685)	(1,986)	(7,915)
Operating income (loss)	7,781	2,561	1,889	(6,043)
Other (expense) income:
Other income	107	49	299	592
Interest income	73	21	97	90
Interest expense	(3,617)	(3,414)	(10,336)	(7,674)
Other expense, net	(3,437)	(3,344)	(9,940)	(6,992)
Income (loss) before income taxes	4,344	(783)	(8,051)	(13,035)
Income tax expense (benefit)	82	(123)	347	475
Net income (loss)	$4,262	$(660)	$(8,398)	$(13,510)

Basic net income (loss) per share	$0.12	$(0.02)	$(0.25)	$(0.42)
Diluted net income (loss) per share	$0.12	$(0.02)	$(0.25)	$(0.42)
Shares used to compute net income (loss) per share:
Basic	34,494,302	32,384,446	33,390,722	32,285,921
Diluted	34,518,680	32,384,446	33,390,722	32,285,921

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information) (Unaudited)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2023	33,260,011	$333	(711,231)	$(6,540)	$189,729	$(62,047)	$121,475
Share-based compensation	—	—	—	—	358	—	358
Exercise of stock options	46,322	—	—	—	294	—	294
Issuance of restricted stock	275,954	3	—	—	(3)	—	—
Forfeiture of restricted stock	(6,942)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,057)	(6,057)
Balance, March 31, 2024	33,575,345	$336	(711,231)	$(6,540)	$190,378	$(68,104)	$116,070
Share-based compensation	—	—	—	—	1,556	—	1,556
Exercise of stock options	10,246	—	—	—	74	—	74
Issuance of restricted stock	508,910	5	—	—	(5)	—	—
Forfeiture of restricted stock	(8,331)	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(3,984)	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	(6,603)	(6,603)
Balance, June 30, 2024	34,082,186	$341	(711,231)	$(6,540)	$191,969	$(74,707)	$111,063
Stock-based compensation	—	—	—	—	1,016	—	1,016
Issuance of restricted stock	1,652	—	—	—	—	—	—
Forfeiture of restricted stock	(7,182)	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(55,540)	(1)	—	—	(401)	—	(402)
Issuance of common stock	5,589,000	56	—	—	26,420	—	26,476
Net income	—	—	—	—	—	4,262	4,262
Balance, September 30, 2024	39,610,116	$396	(711,231)	$(6,540)	$219,004	$(70,445)	$142,415

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2022	32,770,550	$328	(711,231)	$(6,540)	$188,184	$(44,172)	$137,800
Share-based compensation	—	—	—	—	524	—	524
Issuance of restricted stock	187,775	2	—	—	(2)	—	—
Forfeiture of restricted stock	(8,977)	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(62,876)	(1)	—	—	(171)	—	(172)
Net loss	—	—	—	—	—	(12,595)	(12,595)
Balance, March 31, 2023	32,886,472	$329	(711,231)	$(6,540)	$188,535	$(56,767)	$125,557
Share-based compensation	—	—	—	—	945	—	945
Issuance of restricted stock	242,637	2	—	—	(2)	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(6,341)	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	(255)	(255)
Balance, June 30, 2023	33,122,768	331	(711,231)	(6,540)	189,461	(57,022)	126,230
Stock-based compensation	—	—	—	—	364	—	364
Issuance of restricted stock	12,862	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—
Payments related to tax withholding for stock-based compensation	(82,289)	—	—	—	(302)	—	(302)
Net loss	—	—	—	—	—	(660)	(660)
Balance, September 30, 2023	33,053,341	$331	(711,231)	$(6,540)	$189,523	$(57,682)	$125,632

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,398)	$(13,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating activities:
Depreciation and amortization	11,961	13,874
Amortization of ROU operating leases	7,491	4,456
Amortization of ROU finance leases	5,597	3,008
Write-off of debt issuance costs upon debt modification	—	119
Amortization of deferred debt issuance costs	1,562	1,067
Deferred income taxes	(36)	(76)
Share-based compensation	2,930	1,833
Gain on disposal of assets, net	(1,986)	(7,914)
Allowance for credit losses	355	26
Change in operating assets and liabilities:
Accounts receivable	(40,276)	(9,410)
Income tax receivable	(69)	(66)
Inventory	(567)	(514)
Prepaid expenses and other	4,940	3,076
Contract assets	23,027	(715)
Accounts payable	33,481	(36,223)
Accrued liabilities	(14,333)	7,096
Operating lease liabilities	(6,625)	(4,566)
Income tax payable	(54)	3
Contract liabilities	(19,687)	9,935
Net cash used in operating activities	(687)	(28,501)
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,922	12,069
Purchase of property and equipment	(10,644)	(6,678)
Net cash (used in) provided by investing activities	(8,722)	5,391
Cash flows from financing activities:
Borrowings on credit	39,279	89,491
Payments made on borrowings on credit	(39,671)	(73,236)
Payments made on term loan	(10,000)	—
Proceeds from failed sale-leaseback arrangements	—	14,140
Payments made on failed sale-leaseback arrangements	(3,172)	—
Proceeds from sale-leaseback financing	—	2,359
Loan costs from Credit Agreement and prior credit facility	(393)	(6,532)
Payments of finance lease liabilities	(6,456)	(2,524)
Proceeds from issuance of common stock	27,206	—
Payments related to tax withholding for share-based compensation	(436)	(491)
Exercise of stock options	368	—
Net cash provided by financing activities	6,725	23,207
Net change in cash, cash equivalents and restricted cash	(2,684)	97
Cash, cash equivalents and restricted cash at beginning of period	30,938	3,784
Cash, cash equivalents and restricted cash at end of period	$28,254	$3,881

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,424	$10,111
Taxes, net of refunds	$506	$615

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Thousands, Except Share and per Share Amounts)

(Unaudited)

1.Description of Business and Basis of Presentation

Description of Business

Orion Group Holdings, Inc. and subsidiaries (hereafter collectively referred to as the “Company”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through our marine segment and our concrete segment. Our marine segment provides construction and dredging services including marine transportation facility construction, marine pipeline construction, marine environmental structures construction, dredging of waterways, channels and ports, environmental dredging, design, and specialty services related to marine construction, fabrication, and dredging. Our concrete segment provides turnkey concrete construction services including concrete surface place and finish, site preparation, layout, forming, and rebar placement for large commercial, structural and other associated business areas. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results realizable for the year ending December 31, 2024.

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

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company is compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate (See Note 9). Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, our ability to manage spending on capital expenditures, our ability to complete certain asset sales, collect claims and unapproved change order revenue and improve working capital. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at September 30, 2024 and December 31, 2023 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company had significant investments in billed and unbilled receivables as of September 30, 2024 and December 31, 2023. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than its carrying value. As of September 30, 2024 and December 31, 2023, the Company had recorded an allowance for credit losses of $0.7 million and $0.4 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at September 30, 2024 totaled $36.5 million, of which $7.9 million is expected to be collected beyond September 30, 2025. Retainage at December 31, 2023 totaled $42.0 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of September 30, 2024 or December 31, 2023.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of September 30, 2024 or December 31, 2023.

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

See Note 17 for more information regarding leases.

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

Employee Stock Purchase Plan (“ESPP”) compensation fair value is determined using the Black Scholes Merton Option Pricing model, using a six-month expected term to conform with the six-month ESPP offering period.

Compensation expense is recognized only for share-based payments expected to vest. See Note 14 for further discussion of the Company’s share-based compensation plan.

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

The total accrual for insurance claims liabilities was $2.7 million and $7.5 million at September 30, 2024 and December 31, 2023, respectively, reflected as a component of accrued liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues accounting standards and updates (each, an “ASU”) from time to time to its Accounting Standards Codification (“ASC”), which is the primary source of U.S. GAAP. The Company regularly monitors ASUs as they are issued and considers applicability to its business. All ASUs are adopted by their respective due dates and in the manner prescribed by the FASB.

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

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Marine Segment
Construction	$123,141	$58,162	$327,955	$189,895
Dredging	12,902	9,444	39,649	44,993
Specialty Services	3,970	13,307	9,687	25,866
Marine segment contract revenues	$140,013	$80,913	$377,291	$260,754

Concrete Segment
Structural	$15,572	$12,268	$44,040	$41,849
Light Commercial	71,090	75,295	158,183	207,581
Concrete segment contract revenues	$86,662	$87,563	$202,223	$249,430

Total contract revenues	$226,675	$168,476	$579,514	$510,184

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

The table below presents the concentrations of current receivables (trade and retainage) at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024		December 31, 2023
Federal Government	$44,604	24%	$8,885	6%
State Governments	6,657	4%	2,355	2%
Local Governments	26,376	14%	12,804	9%
Private Companies	107,011	58%	119,590	83%
Gross receivables	184,648	100%	143,634	100%
Allowance for credit losses	(716)		(361)
Net receivables	$183,932		$143,273

At September 30, 2024, the United States Navy, which is included in the Federal Government category, accounted for 23.7% of total current receivables. At December 31, 2023, a customer in the Private Companies category accounted for 19.9% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2024	%	2023	%	2024	%	2023	%
Federal Government	$58,149	26%	$27,336	16%	$178,552	31%	$94,808	19%
State Governments	18,748	8%	12,360	7%	48,185	8%	44,864	9%
Local Government	28,604	13%	29,422	18%	84,469	15%	71,803	14%
Private Companies	121,174	53%	99,358	59%	268,308	46%	298,709	58%
Total contract revenues	$226,675	100%	$168,476	100%	$579,514	100%	$510,184	100%

For the three months ended September 30, 2024, the United States Navy, which is included in the Federal Government category, accounted for 25.2% of total contract revenues and a customer in the Private Companies category accounted for 10.0% of total contract revenues. For the three months ended September 30, 2023, the United States Navy, which is included in the Federal Government category, accounted for 10.2% of total contract revenues. For the nine months ended September 30, 2024, the United States Navy, which is included in the Federal Government category, accounted for 26.0% of total contract revenues. For the nine months ended September 30, 2023, no single customer accounted for more than 10.0% of total contract revenues.

With the exception of the Unites States Navy, the Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer besides the United States Navy sustains such a large portion of receivables or contract revenue over time.  On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint

Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard.  The Company’s portion of work as a dedicated subcontractor totals $447.6 million.  For the fiscal year ended December 31, 2023 and the three months and nine months ended September 30, 2024, the Company’s revenue related to the joint venture subcontract was approximately $90.5 million, $57.2 million and $150.7 million, respectively.

The concrete segment primarily purchases concrete from select suppliers. The loss of any one of these suppliers could adversely impact short-term operations.

Contract revenues generated outside the United States totaled 10.1% and 2.7% of total revenues for the three months ended September 30, 2024 and 2023, respectively, and 8.4% and 2.8% for the nine months ended September 30, 2024 and 2023, respectively, and were primarily located in the Caribbean Basin.

5.Contracts in Progress

Contracts in progress are as follows at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Costs incurred on uncompleted contracts	$1,420,893	$1,394,243
Estimated earnings	182,221	176,904
	1,603,114	1,571,147
Less: Billings to date	(1,589,011)	(1,553,704)
	$14,103	$17,443
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Contract assets	$58,495	$81,522
Contract liabilities	(44,392)	(64,079)
	$14,103	$17,443

Included in contract assets is approximately $15.0 million and $13.0 million at September 30, 2024 and December 31, 2023, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of September 30, 2024, the aggregate amount of the remaining performance obligations was approximately $690.5 million. Of this amount, the current expectation of the Company is that it will recognize $578.3 million, or 84%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Automobiles and trucks	$1,789	$1,985
Building and improvements	39,401	36,931
Construction equipment	120,968	125,705
Vessels and other equipment	96,009	94,030
Office equipment	7,177	6,708
	265,344	265,359
Less: Accumulated depreciation	(209,644)	(206,243)
Net book value of depreciable assets	55,700	59,116
Construction in progress	5,606	3,770
Land	24,948	24,948
	$86,254	$87,834

For the three months ended September 30, 2024 and 2023, depreciation expense was $3.6 million and $4.5 million, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense was $12.0 million and $13.5 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 9).

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

The Company classifies financial assets and liabilities into the following three levels based on the inputs used to measure fair value in the order of priority indicated:

●	Level 1- fair values are based on observable inputs such as quoted prices in active markets for identical assets or liabilities;
●	Level 2 - fair values are based on pricing inputs other than quoted prices in active markets for identical assets and liabilities and are either directly or indirectly observable as of the measurement date; and
●	Level 3 - fair values are based on unobservable inputs in which little or no market data exists.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value requires judgment and may affect the placement of assets and liabilities within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
September 30, 2024
Assets:
Cash surrender value of life insurance policy	$1,246	—	1,246	—
December 31, 2023
Assets:
Cash surrender value of life insurance policy	$1,299	—	1,299	—

Our concrete segment had life insurance policies with a combined face value of $11.1 million as of September 30, 2024. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other noncurrent" asset section in the Company’s Condensed Consolidated Balance Sheets.

Other Fair Value Measurements

The fair value of the Company’s debt at September 30, 2024 and December 31, 2023 approximated its carrying value of $31.9 million and $42.3 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.Accrued Liabilities

Accrued liabilities at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Accrued salaries, wages and benefits	$10,176	$19,759
Accrued liabilities expected to be covered by insurance	2,660	7,478
Sales taxes	2,353	2,510
Property taxes	2,215	1,111
Sale-leaseback arrangement	3,485	3,761
Accounting and audit fees	700	659
Interest	439	530
Other accrued expenses	1,553	1,266
Total accrued liabilities	$23,581	$37,074

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

On July 26, 2024, the Company executed Amendment No. 5 to the Loan Agreement with White Oak Commercial Finance, LLC and the Lenders party thereto. This amendment, among other things, (i) replaced the minimum FCCR covenant with a minimum EBITDA covenant for the next four quarters, (ii) modified the minimum liquidity requirements through January 1, 2025, (iii)  replaced the requirement to raise $45.0 million through asset sales by September 30, 2024, with certain milestones requiring the Company to raise $25.0 million (the “2024 Liquidity Transactions”) by September 30, 2024, and (iv) further modified the timing and amounts of term loan prepayments.

Under the terms of Amendment No. 5, the Company was required to make the following term loan prepayments: July 26, 2024 - $2.0 million, August 30, 2024 - $4.0 million and September 30, 2024 - $4.0 million. The Company is also required to make the following term loan prepayments: October 31, 2024 - $1.67 million, November 29, 2024 - $1.67 million and December 31, 2024 - $1.67 million.

Amendment No. 5 also includes other administrative and definitional changes, including changes to the EBITDA requirements used to compute the interest rate margin applicable to the revolving credit facility.

The quarterly weighted average interest rate for the Credit Agreement, as of September 30, 2024 was 11.87%.

The Company’s obligations under debt arrangements consisted of the following:

	September 30, 2024			December 31, 2023
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Term loan - current	$5,000	$(707)	$4,293	$15,000	$(2,024)	$12,976
Other debt	401	—	401	477	—	477
Total current debt	5,401	(707)	4,694	15,477	(2,024)	13,453
Term loan - long-term	23,000	(3,253)	19,747	23,000	(3,104)	19,896
Other debt	3,529	—	3,529	3,844	—	3,844
Total long-term debt	26,529	(3,253)	23,276	26,844	(3,104)	23,740
Total debt	$31,930	$(3,960)	$27,970	$42,321	$(5,128)	$37,193

(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Credit Agreement and the termination and repayment of the Company’s prior credit facility.

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

As of September 30, 2024, the Company had no borrowings under the Revolver. The Company’s borrowing availability under the Revolver at September 30, 2024 was approximately $46.1 million.

During the nine months ended September 30, 2024, the Company had borrowings and repayments of $39.3 million on the Revolver.

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

The Company shall not permit Liquidity (as defined in the Credit Agreement) to fall below $20.0 million (i) for more than three (3) consecutive Business Days (as defined in the Credit Agreement) nor (ii) as of the close of business on Friday of each week.

In addition, the Credit Agreement contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and, events constituting a change of control.

The Company was in compliance with all financial covenants under the amended agreement as of September 30, 2024.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of September 30, 2024 and December 31, 2023, the carrying value of this debt was $1.5 million and $1.9 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12.0 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of both September 30, 2024 and December 31, 2023, the carrying value of this debt was $2.4 million.

10.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Sale-leaseback arrangement	$20,992	$23,689
Deferred compensation	1,230	1,293
Accrued liabilities expected to be covered by insurance	434	338
Total other long-term liabilities	$22,656	$25,320

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

11.Income Taxes

Income tax expense (benefit) included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$82	$(123)	$347	$475
Effective tax rate	1.9%	15.7%	(4.3)%	(3.6)%

The effective rate for the three and nine months ended September 30, 2024 differed from the Company’s statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company's effective tax rate is typically based on expected income for the calendar year, statutory rates and tax planning opportunities available. This estimated annual effective tax rate is then applied to year-to-date operations.  The Company expects near break-even operations for the full year ended December 31, 2024, such that a small change in the year-to-date operations could result in a large change to the estimated annual effective tax rate.  Therefore, the Company’s effective tax rate for the period ending September 30, 2024, is based off actual year-to-date operations.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended September 30, 2024 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, management believes that a valuation allowance on the net deferred tax assets at September 30, 2024 remains appropriate.

The Company reduced its previously unrecognized tax benefits by $1.6 million in the quarter ended September 30, 2024 due to a lapse in the statute of limitations.  The Company does not have any unrecognized tax benefits as of September 30, 2024.

12.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended September 30, 2024 and 2023, the Company had 187,235 and 240,241 securities, respectively, that were potentially dilutive in earnings per share calculations. For the nine months ended September 30, 2024 and 2023, the Company had 196,744 and 256,128 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and nine months ended September 30, 2024 and 2023. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods. The Company reported a net loss for the three months ended September 30, 2023 and nine months ended September 30, 2024 and 2023; therefore, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for such periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended		Nine months ended September 30,
	September 30,		September 30,
	2024	2023	2024	2023
Basic:
Weighted average shares outstanding	34,494,302	32,384,446	33,390,722	32,285,921
Diluted:
Total basic weighted average shares outstanding	34,494,302	32,384,446	33,390,722	32,285,921
Effect of potentially dilutive securities:
Common stock options	23,815	—	—	—
Employee stock purchase plan	563	—	—	—
Total weighted average shares outstanding assuming dilution	34,518,680	32,384,446	33,390,722	32,285,921

13.Issuance of Common Stock

On September 12, 2024, the Company completed the sale of 5,589,000 shares of common stock, including 729,000 shares of common stock pursuant to an option granted to the underwriters, in an underwritten public offering. The Company received net proceeds of approximately $26.5 million, after deducting underwriting discounts and other estimated offering expenses payable by the Company. The net proceeds were used for working capital and for general corporate purposes, including repayment of borrowings under the Credit Agreement.

14.Share-Based Compensation

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

In May 2024 shareholders approved the ESPP, which became effective on September 16, 2024. The Company has reserved a total of 1,000,000 shares under the ESPP, all of which are authorized and available for future issuance under the ESPP. The ESPP provides a means by which eligible employees of the Company are given an opportunity to purchase shares of common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. During the three and nine months ended September 30, 2024, there were no shares issued under the ESPP. The Company has an outstanding liability pertaining to the ESPP of less than $0.1 million as of September 30, 2024, included in accrued expenses, for employee contributions to the ESPP, pending issuance at the end of the offering period.

In the three months ended September 30, 2024 and 2023, compensation expense related to share-based awards outstanding was $1.0 million and $0.4 million, respectively. In the nine months ended September 30, 2024 and 2023, compensation expense related to share-based awards outstanding was $2.9 million and $1.8 million, respectively. In the three months ended September 30, 2024 and 2023, payments related to tax withholding for share-based compensation for certain officers of the Company were $0.4 million and $0.3 million, respectively. In the nine months ended September 30, 2024 and 2023, payments related to tax withholding for share-based compensation for certain officers of the Company were $0.4 million and $0.5 million, respectively.

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

On August 5, 2024, an employee of the Company was awarded a total of 1,652 shares of restricted common stock with a vesting period of three years and a fair value of $6.78 per share.

In the three months ended September 30, 2024, there were no options exercised. In the nine months ended September 30, 2024, there were 56,568 options exercised generating proceeds to the Company of $0.4 million. In the three and nine months ended September 30, 2023, there were no options exercised.

At September 30, 2024, total unrecognized compensation expense related to unvested stock was approximately $8.1 million, which is expected to be recognized over a period of approximately 2.3 years.

15.Commitments and Contingencies

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

16.Segment Information

The Company currently operates in two reportable segments: marine and concrete. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments.

Segment information for the periods presented is provided as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Marine
Contract revenues	$140,013	$80,913	$377,291	$260,754
Operating income (loss)	$5,485	$2,001	$(4,847)	$(587)
Depreciation and amortization expense	$(4,552)	$(4,771)	$(14,405)	$(12,418)

Total assets	$318,864	$269,409	$318,864	$269,409
Property and equipment, net	$80,916	$82,914	$80,916	$82,914

Concrete
Contract revenues	$86,662	$87,563	$202,223	$249,430
Operating income (loss)	$2,296	$560	$6,736	$(5,456)
Depreciation and amortization expense	$(1,016)	$(1,322)	$(3,153)	$(4,464)

Total assets	$111,465	$110,813	$111,465	$110,813
Property and equipment, net	$5,338	$6,671	$5,338	$6,671

There was $0.1 million in intersegment revenues between the Company’s two reportable segments for both the three months ended September 30, 2024 and 2023. There were $1.8 million and $0.1 million in intersegment revenues between the Company’s two reportable segments for the nine months ended September 30, 2024 and 2023, respectively.

The marine segment had foreign revenues of $22.8 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively. The marine segment has foreign revenues of $48.8 million and $14.5 million for the nine months ended September 30, 2024 and 2023, respectively. These revenues are derived from projects in the Caribbean Basin and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

17.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	September 30,	December 31,
Leases	2024	2023
Assets
Operating lease right-of-use assets, net (1)	$29,202	$25,696
Financing lease right-of-use assets, net (2)	25,179	23,602
Total assets	$54,381	$49,298
Liabilities
Current
Operating	$8,215	$9,254
Financing	10,852	8,665
Total current	19,067	17,919
Noncurrent
Operating	21,844	16,632
Financing	11,300	13,746
Total noncurrent	33,144	30,378
Total liabilities	$52,211	$48,297
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $23.1 million and $15.6 million as of September 30, 2024 and December 31, 2023, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $15.8 million and $10.2 million as of September 30, 2024 and December 31, 2023, respectively.

Other information related to lease term and discount rate is as follows:

	September 30,	December 31,
	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	8.11	5.90
Financing leases	2.48	2.83
Weighted Average Discount Rate
Operating leases	10.50%	9.32%
Financing leases	8.60%	7.53%

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs:
Operating lease cost	$3,374	$2,497	$9,416	$5,440
Short-term lease cost (1)	1,103	424	2,953	1,565
Financing lease costs:
Interest on lease liabilities	446	262	1,277	651
Amortization of right-of-use assets	1,933	1,533	5,597	3,008
Total lease cost	$6,856	$4,716	$19,243	$10,664
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,567	$5,604
Operating cash flows for finance leases	$1,277	$651
Financing cash flows for finance leases	$6,456	$2,524
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$14,177	$17,525
ROU assets obtained in exchange for new financing lease liabilities	$7,426	$11,533

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$1,893	$3,434
2025	9,318	10,989
2026	445	5,162
2027	5,405	2,072
2028	4,352	1,193
Thereafter	32,241	1,880
Total future minimum lease payments	53,654	24,730
Less - amount representing interest	23,595	2,578
Present value of future minimum lease payments	30,059	22,152
Less - current lease obligations	8,215	10,852
Long-term lease obligations	$21,844	$11,300

18.Related Party Transaction

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s portion of work as a dedicated subcontractor totals $447.6 million. For the three months ended September 30, 2024 and 2023, the Company’s revenue related to the joint venture subcontract was approximately $57.2 million and $17.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s revenue related to the joint venture subcontract was approximately $150.7 million and $42.8 million, respectively.

1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “Orion,” “the Company,” “we,” “our,” or “us” are to Orion Group Holdings, Inc. and its subsidiaries as a whole.

Certain information in this Quarterly Report on Form 10-Q, including but not limited to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may constitute forward-looking statements as such term is defined within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

All statements other than statements of historical facts, including those that express a belief, expectation, or intention are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, our pipeline of opportunities, conversion of backlog, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, challenges incurred by virtue of our position as a substantial subcontractor that reports to a significantly larger project contractor, levels of government funding or other governmental budgetary constraints, contract modifications and changes, including change orders and contract cancellation at the discretion of the customer. These and other important factors, including those described under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023  may cause our actual results, performance- or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this report; we disclaim- any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Overview

Orion Group Holdings, Inc. and subsidiaries (hereafter collectively referred to as the “Company”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through our marine segment and our concrete segment. Our marine segment provides construction and dredging services including marine transportation facility construction, marine pipeline construction, marine environmental structures construction, dredging of waterways, channels and ports, environmental dredging, design, and specialty services related to marine construction, fabrication, and dredging. Our concrete segment provides turnkey concrete construction services including concrete surface place and finish, site preparation, layout, forming, and rebar placement for large commercial, structural and other associated business areas. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

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

Backlog as of the periods ended below are as follows (in millions):

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Marine segment	$537.0	$567.1	$569.9	$602.5	$699.9
Concrete segment	153.5	191.3	186.7	159.7	177.6
Consolidated	$690.5	$758.4	$756.6	$762.2	$877.5

We are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $753 million of quoted bids outstanding at quarter end, of which over $116 million were awarded but not fully contracted as of or awarded subsequent to September 30, 2024.

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

Income Statement Comparisons

Three months ended September 30, 2024 compared with three months ended September 30, 2023.

	Three months ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$226,675	100.0%	$168,476	100.0%
Cost of contract revenues	199,611	88.1%	149,406	88.7%
Gross profit	27,064	11.9%	19,070	11.3%
Selling, general and administrative expenses	20,846	9.2%	17,135	10.2%
Amortization of intangible assets	—	—%	59	—%
Gain on disposal of assets, net	(1,563)	(0.7)%	(685)	(0.4)%
Operating income	7,781	3.4%	2,561	1.5%
Other (expense) income:
Other income	107	—%	49	—%
Interest income	73	—%	21	—%
Interest expense	(3,617)	(1.5)%	(3,414)	(2.0)%
Other expense, net	(3,437)	(1.5)%	(3,344)	(2.0)%
Income (loss) before income taxes	4,344	1.9%	(783)	(0.5)%
Income tax expense (benefit)	82	—%	(123)	(0.1)%
Net income (loss)	$4,262	1.9%	$(660)	(0.4)%

Contract Revenues. Contract revenues for the three months ended September 30, 2024 of $226.7 million increased $58.2 million or 34.5% as compared to $168.5 million in the prior year period. The increase was primarily due to an increase in Marine segment revenue related to the Pearl Harbor drydock project, partially offset by lower Concrete segment revenue due to our deliberate efforts to adhere to disciplined bidding standards to win quality work at attractive margins.

Gross Profit. Gross profit was $27.1 million for the three months ended September 30, 2024 compared to $19.1 million in the prior year period, an increase of $8.0 million, or 41.9%. Gross profit in the quarter was 11.9% of total contract revenues as compared to 11.3% in the prior year period. The increase in gross profit dollars and margin was primarily driven by improved pricing of projects in both segments stemming from higher quality projects and improved execution.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses were $20.8 million for the three months ended September 30, 2024 compared to $17.1 million in the prior year period, an increase of $3.7 million or 21.7%. As a percentage of total contract revenues, SG&A expenses decreased from 10.2% to 9.2%. The increase in SG&A dollars reflected an increase in compensation expense, business development spending and legal expenses.

Gain on Disposal of Assets, net. During the three months ended September 30, 2024 and 2023 we realized $1.6 million and $0.7 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense (Benefit). We recorded tax expense of $0.1 million in the three months ended September 30, 2024, compared to tax benefit of $0.1 million in the prior year period. We expect near break-even operations for the full year ended December 31, 2024, such that a small change in the year-to-date operations could result in a large change to the estimated annual effective tax rate.  Therefore, our effective tax rate for the period ending September 30, 2024, is based off actual year-to-date operations.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023.

	Nine months ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$579,514	100.0%	$510,184	100.0%
Cost of contract revenues	518,631	89.5%	471,488	92.4%
Gross profit	60,883	10.5%	38,696	7.6%
Selling, general and administrative expenses	60,980	10.5%	52,271	10.3%
Amortization of intangible assets	—	—%	383	0.1%
Gain on disposal of assets, net	(1,986)	(0.3)%	(7,915)	(1.6)%
Operating income (loss)	1,889	0.3%	(6,043)	(1.2)%
Other (expense) income:
Other income	299	0.1%	592	0.1%
Interest income	97	—%	90	—%
Interest expense	(10,336)	(1.8)%	(7,674)	(1.5)%
Other expense, net	(9,940)	(1.7)%	(6,992)	(1.4)%
Loss before income taxes	(8,051)	(1.4)%	(13,035)	(2.6)%
Income tax expense	347	—%	475	—%
Net loss	$(8,398)	(1.4)%	$(13,510)	(2.6)%

Contract Revenues. Contract revenues for the nine months ended September 30, 2024 of $579.5 million increased $69.3 million or 13.6% as compared to $510.2 million in the prior year period. The increase was primarily due to an increase in marine segment revenue related to the Pearl Harbor drydock project, partially offset by lower concrete segment revenue due to disciplined bidding standards to win quality work at attractive margins.

Gross Profit. Gross profit was $60.9 million for the nine months ended September 30, 2024 compared to $38.7 million in the prior year period, an increase of $22.2 million or 57.3%. Gross profit in the nine months ended September 30, 2024 was 10.5% of total contract revenues as compared to 7.6% in the prior year period. The increase in gross profit dollars and margin was primarily driven by improved pricing of projects in both segments stemming from higher quality projects and improved execution.

Selling, General and Administrative Expense.  SG&A expenses were $61.0 million for the nine months ended September 30, 2024 compared to $52.3 million in the prior year period, an increase of $8.7 million or 16.7%. As a percentage of total contract revenues, SG&A expenses increased from 10.3% to 10.5%. The increase in SG&A dollars and percentage reflecting an increase in IT, compensation, business development spending, and higher legal costs related to pursuing project-related claims.

Gain on Disposal of Assets, net. During the nine months ended September 30, 2024 and 2023 we realized $2.0 million and $7.9 million, respectively, of net gains on disposal of assets. The nine months ended September 30, 2023, included a gain of $5.2 million related to the sale-leaseback of our Port Lavaca South Yard property in Texas.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded tax expense of $0.3 million in the nine months ended September 30, 2024, compared to tax expense of $0.5 million in the prior year period. We expect near break-even operations for the full year ended December 31, 2024, such that a small change in the year-to-date operations could result in a large change to the estimated annual effective tax rate.  Therefore, our effective tax rate for the period ending September 30, 2024, is based off actual year-to-date operations.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues.

Three months ended September 30, 2024 compared with three months ended September 30, 2023.

	Three months ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$94,719	67.7%	$61,144	75.6%
Private sector	45,294	32.3%	19,769	24.4%
Marine segment total	$140,013	100.0%	$80,913	100.0%
Concrete segment
Public sector	$10,782	12.4%	$7,974	9.1%
Private sector	75,880	87.6%	79,589	90.9%
Concrete segment total	$86,662	100.0%	$87,563	100.0%
Total	$226,675		$168,476

Operating income
Marine segment	$5,485	3.9%	$2,001	2.5%
Concrete segment	2,296	2.6%	560	0.6%
Total	$7,781		$2,561

Marine Segment

Revenues for our marine segment for the three months ended September 30, 2024 were $140.0 million compared to $80.9 million for the three months ended September 30, 2023, an increase of $59.1 million, or 73.0%. The increase was primarily related to the Pearl Harbor Project.

Operating income for our marine segment for the three months ended September 30, 2024 was $5.5 million, compared to $2.0 million for the three months ended September 30, 2023, an increase of $3.5 million. The increase in operating income was primarily related to the Pearl Harbor Project.

Concrete Segment

Revenues for our concrete segment for the three months ended September 30, 2024 were $86.7 million compared to $87.6 million for the three months ended September 30, 2023, a decrease of $0.9 million, or 1.0%. This decrease was primarily due to disciplined bidding standards to win quality work at attractive margins.

Operating income for our concrete segment for the three months ended September 30, 2024 was $2.3 million, compared to $0.6 million for the three months ended September 30, 2023, an increase of $1.7 million. This increase was primarily due to reduction of lower margin work, winning higher margin jobs due to disciplined bidding standards and improved execution.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023.

	Nine months ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$290,995	77.1%	$193,813	74.3%
Private sector	86,296	22.9%	66,941	25.7%
Marine segment total	$377,291	100.0%	$260,754	100.0%
Concrete segment
Public sector	$20,211	10.0%	$17,662	7.1%
Private sector	182,012	90.0%	231,768	92.9%
Concrete segment total	$202,223	100.0%	$249,430	100.0%
Total	$579,514		$510,184

Operating (loss) income
Marine segment	$(4,847)	(1.3)%	$(587)	(0.2)%
Concrete segment	6,736	3.3%	(5,456)	(2.2)%
Total	$1,889		$(6,043)

Marine Segment

Revenues for our marine segment for the nine months ended September 30, 2024 were $377.3 million compared to $260.8 million for the nine months ended September 30, 2023, an increase of $116.5 million, or 44.7%. The increase was primarily related to the Pearl Harbor Project.

Operating loss for our marine segment for the nine months ended September 30, 2024 was $4.8 million, compared to $0.6 million for the nine months ended September 30, 2023, an increase in operating loss of $4.2 million. Adjusted for the gain on the Port Lavaca South Yard property sale-leaseback in Texas operating loss for the nine months ended September 30, 2023 was $5.8 million. This $1.0 million decrease in operating loss was primarily due to margin improvements stemming from higher quality projects and improved execution.

Concrete Segment

Revenues for our concrete segment for the nine months ended September 30, 2024 were $202.2 million compared to $249.4 million for the nine months ended September 30, 2023, a decrease of $47.2 million, or 18.9%. This decrease was primarily due to disciplined bidding standards to win quality work at attractive margins.

Operating income for our concrete segment for the nine months ended September 30, 2024 was $6.7 million, compared to an operating loss of $5.5 million for the nine months ended September 30, 2023, an increase of $12.2 million. This increase was primarily due to a reduction of lower margin work, winning higher margin jobs due to disciplined bidding standards and improved execution.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At September 30, 2024, our working capital was $72.2 million, as compared to $55.9 million at December 31, 2023. As of September 30, 2024, we had unrestricted cash on hand of $28.3 million. Our borrowing availability under our revolving portion of our Credit Agreement at September 30, 2024 was approximately $46.1 million.

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

Recent Developments

On September 12, 2024, we completed the sale of 5,589,000 shares of common stock, including 729,000 shares of common stock pursuant to an option granted to the underwriters, in an underwritten public offering. We received net proceeds of approximately $26.5 million, after deducting underwriting discounts and other estimated offering expenses payable by us. The net proceeds were used for working capital and for general corporate purposes, including repayment of borrowings under the Credit Agreement.

Cash Flow

The following table provides information regarding our cash flows and our capital expenditures for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$4,262	$(660)	$(8,398)	$(13,510)
Adjustments to remove non-cash and non-operating items	8,362	8,214	27,874	16,393
Cash flow from net income after adjusting for non-cash and non-operating items	12,624	7,554	19,476	2,883
Change in operating assets and liabilities (working capital)	22,532	(24,079)	(20,163)	(31,384)
Cash flows provided by (used in) operating activities	$35,156	$(16,525)	$(687)	$(28,501)
Cash flows (used in) provided by investing activities	$(2,589)	$(1,650)	$(8,722)	$5,391
Cash flows (used in) provided by financing activities	$(9,150)	$13,990	$6,725	$23,207

Capital expenditures (included in investing activities above)	$(4,157)	$(2,387)	$(10,644)	$(6,678)

Operating Activities. During the three months ended September 30, 2024, we generated approximately $35.2 million in cash from our operating activities. The net cash inflow was comprised of $22.5 million of inflows related to changes in net working capital and $12.6 million of cash inflows from net income, after adjusting for non-cash items. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $11.5 million cash inflow related to an increase in our net position of accounts receivable and accounts payable plus accrued liabilities during the period, $9.4 million of cash inflows pursuant to the relative timing and significance of project progression and billings during the period, and a $4.2 million inflow related to a decrease in prepaid expenses and other, partially offset by a $2.1 million decrease in operating lease liabilities and $0.5 million of other outflows.

During the nine months ended September 30, 2024, we used approximately $0.7 million in cash in our operating activities. The net cash outflow was comprised of $20.2 million of outflows related to changes in net working capital, partially offset by $19.5 million of cash inflows from net income, after adjusting for non-cash items. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $21.1 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period, a $6.6 million decrease in operating lease liabilities and $0.7 million of other outflows, partially offset by a $4.9 million inflow related to a decrease in prepaid expenses and $3.3 million of cash inflows pursuant to the relative timing and significance of project progression and billings during the period.

Investing Activities. Capital asset additions and betterments to our fleet were $4.2 million and $2.4 million in the three months ended September 30, 2024 and 2023, respectively. Proceeds from the sale of property and equipment were $1.6 million in the three months ended September 30, 2024, as compared with $0.7 million in the three months ended September 30, 2023.

Capital asset additions and betterments to our fleet were $10.6 million and $6.7 million in the nine months ended September 30, 2024 and 2023, respectively. Proceeds from the sale of property and equipment were $1.9 million in the nine months ended September 30, 2024, as compared with $12.1 million in the nine months ended

September 30, 2023. Included in the nine months ended September 30, 2023 was $8.1 million of proceeds related to the sale-leaseback of the Port Lavaca South Yard property in Texas.

Financing Activities. During the three months ended September 30, 2024, we had proceeds from an offering of common stock of $27.2 million, borrowings of $10.1 million and repayments of $32.8 million on the White Oak revolving credit line, repayments of $10.0 million on the White Oak term loan, payments on finance lease liabilities of $2.3 million, payments made on failed sale-leaseback arrangements of $0.9 million, $0.4 million of payments related to tax withholding for share-based compensation and repayments of $0.1 million on other debt.

During the nine months ended September 30, 2024, we had proceeds from an offering of common stock of $27.2 million, borrowings and repayments of $39.3 million on the White Oak revolving credit line, repayments of $10.0 million on the White Oak term loan, payments on finance lease liabilities of $6.5 million, payments made on failed sale-leaseback arrangements of $3.2 million, $0.4 million of payments related to tax withholding for share-based compensation, repayments of $0.4 million on other debt, loan costs of $0.4 million and a cash inflow of $0.4 million for proceeds from the exercise of stock options.

Sources of Capital

On May 15, 2023, we entered into a new three-year $103.0 million Credit Agreement with White Oak which includes a $65.0 million asset based revolving credit line and a $38.0 million fixed asset term loan. Please see “Note 9 – Debt” in our unaudited condensed consolidated financial statements for a more detailed description of the Credit Facility.

We were in compliance with all financial covenants under the amended agreement as of September 30, 2024.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At September 30, 2024, the capacity under our current bonding arrangement was at least $950 million, with approximately $550 million of projects being bonded. While we believe that our current bonding capacity is sufficient to satisfy current demand for our services, any new major project opportunities may require us to seek additional bonding capacity in the future. We believe our balance sheet and working capital position will allow us to access additional bonding capacity as needed in the future.

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

Interest rate risk

At September 30, 2024, we had $28.0 million in outstanding borrowings under our Credit Agreement, with a weighted average ending interest rate of 12.31%. Based on the amounts outstanding under our Credit Agreement as of September 30, 2024, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.3 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For information about litigation involving us, see Note 15 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

ITEM 1A.RISK FACTORS

Except as noted below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our 2023 Form 10-K.

A significant portion of our revenues may be concentrated among a small number of projects.

From time to time in any given period, a significant percentage of our revenues may be attributable to a limited number of contracts, customers or projects. A reduction in scale, a delay in scheduled work, the termination of a material contract, or the loss of a major customer could negatively impact our reputation and could have an adverse effect on our business, our revenue and results of operations. Furthermore, even if the ultimate amount of our contract revenue attributable to a particular project remains the same, delays in scheduled work may impact the timing of the recognition of our contract revenues and profits. In addition, in many cases, we work as a subcontractor or among a team of contractors. Our ability to timely execute on our work is often affected by scheduling changes or contract performance by our co-contractors, all of which are outside of our control.

For example, our Pearl Harbor Project for the United States Navy, our portion of which totals $447.6 million, and our design-build contract for the Grand Bahama Shipyard totaling over $100.0 million may concentrate our revenues. To the extent we experience any delays in the Pearl Harbor Project, the Grand Bahama Shipyard or any other significant project, anticipated revenue or profits associated with that project may shift into future periods, which may impact the accuracy of our guidance.

The timing and funding of new contracts may result in volatility in our cash flow and profitability. These factors as well as others that may cause our actual financial results to vary from any publicly disclosed earnings guidance and forecasts are outside of our control.

Our revenues are generated from project-based work. It is generally very difficult to predict the timing and source of awarded contracts, and the timing of revenue under awarded contracts. The selection of, timing of, or failure to obtain projects, delays in awards of projects, the rebidding or termination of projects due to budget overruns, or the cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows and profitability, or cause revenues to be shifted further into the future. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. This may make it difficult to match workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a readily available workforce and fleet of equipment that is larger than needed at the time, resulting in unpredictability in our cash flow, expenses and profitability. If an expected contract award or the related notice to proceed is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues, or the revenues could appear in periods later than expected. Delays by our customers in obtaining required approvals and permits for their infrastructure projects may delay their awarding contracts for those projects and once awarded, the ability to commence construction under those contracts. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our Credit Agreement. In addition, a change in the timing of a construction project may impact future revenue. If a project is delayed, revenue that we expect to receive may appear in periods later than we initially expected, which may impact the accuracy of our guidance. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period. From time to time, we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. Any such predictions may be impacted by these factors as well as others that are beyond our control and might not turn out to be accurate.

We may not be able to enter into contracts associated with our pipeline of opportunities, or realize any revenue associated with our pipeline of opportunities.

As of September 30, 2024, we had a pipeline of opportunities of $13.0 billion. We define our pipeline of opportunities as specific projects that we have identified and are tracking as projects of interest.

Our pipeline of opportunities does not represent binding contracts with third parties. Before we can capitalize on our pipeline of opportunities, we would have to enter into contracts with third parties, or otherwise be selected to perform services, for the particular project identified in our pipeline of opportunities. We cannot provide any assurance that we will ultimately enter into a contract with a third party or provide services with respect to any particular opportunity. We may be unable to enter into contracts or perform services associated with an opportunity for a variety of reasons, including being outbid, not having the ability to satisfy customer or contract requirements, resource constraints, or bonding requirements. Even if we enter into a contract associated with an opportunity, it may be for a contract amount that is lower than the amount we estimated and included in our pipeline.

Furthermore, even if we are ultimately awarded contracts in our pipeline of opportunities, we cannot guarantee that the revenue associated with those projects will be realized, or if realized, will result in positive earnings. Further, such contracts would become subject to the typical risks associated with our projects, such as execution risk, counter-party risk, delays, cancellations, cost-overruns, weather conditions, natural disasters, health epidemics, and cybersecurity incidents, among others.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales or issuer purchases of equity securities in the period ended September 30, 2024.

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
10.2

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

10.3

Amendment No. 5 dated July 26, 2024, to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Securities and Exchange Commission on July 26, 2024 (File No. 001-33891)).

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

ORION GROUP HOLDINGS, INC.

October 31, 2024	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

October 31, 2024	By:	/s/ Scott Thanisch
Scott Thanisch Executive Vice President and Chief Financial Officer