Form 10-K
period 2024-12-31
Orion Group Holdings Inc
filed 2025-03-06
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☑ No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth” company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ◻	Accelerated Filer ☑	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, initiate by check mark if the registrant has elected not to use the extended transition period for complying with any, new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No

There were 38,989,545 shares of common stock outstanding as of March 5, 2025. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $317.4 million as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the 2025 Annual Meeting no later than April 30, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ORION GROUP HOLDINGS, INC.

2024 Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements that are not based on historical fact. When used in this report, words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends” and similar words identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although such statements are based on management’s current estimates and expectations and currently available competitive, financial and economic data, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Some of the factors that could cause or contribute to such differences are listed and discussed in Item 1A “Risk Factors” below and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to release publicly any revisions or updates to any forward-looking statements that are contained in this document. We encourage you to read carefully the risk factors described herein and in other documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

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

Orion Group Holdings, Inc. is a Delaware corporation and its common stock is listed on the New York Stock Exchange under the symbol ORN. Unless the context otherwise requires, all references herein to “Orion,” the “Company,” the “Registrant,” “we,” “us,” or “our” refer to Orion Group Holdings, Inc. and its consolidated subsidiaries and affiliates.

History and growth

Orion Group Holdings, Inc. was founded in 1994 as a marine construction project management business. Since then, we have expanded our reach both through organic growth and acquisitions.  Strategic acquisitions have enhanced our operational capabilities, provided us with a larger geographic base, and added to our equipment fleet. Today we are focused on becoming a leading specialty construction and engineering company in the infrastructure, industrial, and building sectors and will continue to seek growth opportunities through greenfield expansion, acquisitions, vertical integration, and diversification.

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

Our marine pipeline service projects generally include the installation or removal of underwater buried pipeline transmission lines; installation of pipeline intakes and outfalls for industrial facilities; construction of pipeline outfalls for wastewater and industrial discharges; river crossing and directional drilling; creation of hot taps and tie-ins; and inspection, maintenance and repair services.

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

Concrete Construction Services

Our concrete construction services have been involved in thousands of successful commercial projects – both simple and complex – in the broader Texas market, including Houston, Dallas and Fort Worth where we continue to operate, and we have recently expanded operations to other states in partnership with general contractors with which we work. Our portfolio of commercial projects includes warehouse and distribution, medical, retail, education, office buildings, multi-family, religious, industrial and community projects – nearly the full spectrum of commercial construction projects. We are a turnkey subcontractor that performs the vast majority of all our work with our own labor forces.

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

Industry and Market Overview

Marine Segment

We provide our services to similar customers, or in some cases, the same customers, across the markets served by our business. We serve marine segment customers in diverse end markets, including port expansion and maintenance, bridges, causeways and other marine infrastructure, the recreational waterside industry, the U.S. Department of Defense, the energy industry, coastal protection and reclamation, along with hurricane restoration and repair and environmental remediation. We believe that this broad customer base enables us to lessen the negative effects during a downturn in a specific end market and respond quickly to the needs of expanding end markets. The following includes an overview of our diverse markets in the marine construction industry:

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

The Department of Defense and Homeland Security

The U.S. Navy has the responsibility for the maintenance of approximately 40 naval facilities in the United States, which includes a significant amount of marine infrastructure. We believe the U.S. Navy will continue to maintain strategic facilities, including required maintenance and upgrades to its marine facility infrastructure.

The US Navy is allocating significant funding to the Pacific Deterrence Initiative to safeguard US interests. The $2.8 billion joint venture to construct a dry dock for nuclear submarines at Pearl Harbor represents the largest construction project in US Navy history to date. However, the Navy has outlined plans for a larger investment to modernize the Puget

Sound Naval Shipyard and other marine facilities in the Pacific. With an established presence in the Pacific Northwest and recent expansion into Hawaii, the company is positioned to support the ongoing infrastructure investments in the region.

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

Concrete Segment

We provide our services to owners, developers and general contractors across the markets served by our business. Our customers in the concrete segment are in diverse end markets such as industrial, institutional, commercial real estate, and recreational developments.

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

Data centers

Data centers are critical infrastructure for Artificial Intelligence (AI), and the number of data centers is projected to double within the next year. North Texas ranks second among U.S. markets by data center inventory. The company is pursuing data center projects in Utah, Arizona, and Nevada, leveraging relationships with general contractors in those states. The company’s experience, quality of work, and safety record support its capabilities in this sector. For the past two years, the company has reported zero lost time incidents, reflecting a safety culture focused on ensuring workers return home safely each day.

Structural developments

Our structural markets include mid- and high-rise multi-family living, single and multi-story office buildings, parking garages, shopping malls, and other multi-story buildings. Continued growth in business expansions and relocations to Texas are driving an increase in the need for office space and apartment complexes.

Retail developments

As our population continues to grow, so does the need for retail developments, such as grocery stores, shopping malls, restaurants, free standing retail outlets, and other entertainment venues.

Recreational developments

Our recreational markets include a wide range of hotels, sports venues, and stadiums. The increase in new businesses and new educational facilities has sparked the need for additional hotels and stadiums across the metropolitan areas of Texas.

Customers

Our customers in the marine segment include federal, state and local governmental agencies as well as private commercial and industrial enterprises in the Caribbean Basin and the United States, including Alaska and Hawaii. Customers in our concrete segment include general contractors along with owners and developers of medical facilities, religious developments, sports complexes and stadiums, school districts and developers, owners of industrial, commercial and residential buildings, and some governmental agencies across the metropolitan areas of Texas. Most projects are competitively bid, with the award typically going to the lowest qualified bidder. Our customer base shifts from time to time depending on the types of projects we bid, and are ultimately successful obtaining.

The following table represents contract revenue (in thousands) and concentrations of contract revenue by type of customer for the years ended December 31, 2024, 2023 and 2022.

	2024	%	2023	%	2022	%
Federal Government	$234,175	30%	$153,410	22%	$80,116	11%
State Governments	74,286	9%	59,354	8%	62,516	8%
Local Governments	123,160	15%	99,621	14%	125,015	17%
Private Companies	364,773	46%	399,393	56%	480,675	64%
Total contract revenues	$796,394	100%	$711,778	100%	$748,322	100%

With the exception of the Unites States Navy, the Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer besides the United States Navy sustains such a large portion of contract revenue over time. On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s portion of work as a dedicated subcontractor totals $450.2 million. For the fiscal years ended December 31, 2024 and 2023, the Company’s revenue related to the joint venture subcontract was approximately $199.4 million and $90.5 million, respectively.

Our quarterly revenues and results of operations may fluctuate significantly depending upon the mix, size, scope, and progress schedules of our projects under contract, permitting, weather or other delays, the productivity of our labor force and the utilization of our equipment. These factors, as well as others, affect the rate at which revenue is recognized as projects are performed.

Competition

In our marine segment, we compete with several regional marine construction services companies and a few national marine construction services companies. In the past, interest groups have unsuccessfully lobbied Congress to modify or repeal the Merchant Marine Act of 1920 (the “Jones Act”) to facilitate foreign flag competition for trades and cargos currently reserved for U.S. flagged vessels under the Jones Act. If these efforts were to be successful, it could result in significantly increased competition. From time to time, we compete with certain national land-based heavy civil contractors. In our concrete segment, we compete mostly in the private sector and our competitors range from small, local construction companies to large regional and national construction companies.

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

Insurance and Bonding

We maintain general and excess liability, construction equipment, workers’ compensation and other forms of insurance; all in amounts we believe adequate for our operating needs and consistent with industry practice.

In connection with both segments of the business, we often are required to provide various types of surety bonds that provide security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, adequate working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their own current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. The bonds we provide typically are for the contract amount of the project. At December 31, 2024, the capacity under our current bonding arrangement was at least $1.1 billion, with approximately $588 million of projects being bonded. We believe our strong balance sheet and working capital position will allow us to continue to access our bonding capacity.

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

Air Emissions

The Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources, including paint booths. The CAA may require pre-approval for the construction, operation or modification in some instances of facilities expected to produce air emissions, impose stringent air permit requirements, or require the utilization of specific equipment or technologies to control emissions. We believe that our operations are in substantial compliance with the CAA.

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

Human Capital Management

As of December 31, 2024, our marine segment had 736 employees, 212 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel. Our concrete segment had 1,031 employees, 175 of whom were full-time salaried personnel and most of the remainder were hourly personnel. Our corporate shared services had 120 employees, 89 of whom were full-time salaried personnel and most of the remainder were hourly personnel.

From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice. We believe our employees are our most valuable resource, and our workforce possesses a strong dedication to and pride in our company. Our employees are not currently represented by labor unions, except certain employees in our marine segment located in the Pacific, including Washington, Alaska, and Hawaii, as well as certain employees operating specialized equipment for our concrete segment, in respect of which collective bargaining agreements are in place. Employees represented by collective bargaining agreements represent approximately 5.25% of our total workforce.

Orion Group Holdings integrates safety into all aspects of its operations, emphasizing proactive risk mitigation, continuous training, and shared employee responsibility. The company’s safety performance has been recognized at both national and regional levels.

In 2024, Orion’s Marine team in the Pacific Northwest was a top three finalist in the Associated General Contractors (AGC) Construction Safety Excellence Awards (CSEA). The Pacific Marine team received the AGC Washington Safety Award, while the Atlantic Marine team was awarded the 2024 FTBA Safety Excellence Award from the Florida Transportation Builders Association. Orion’s Concrete segment received multiple safety awards in 2024 from the American Society of Concrete Contractors, AGC of Houston, and the Liberty Mutual Insurance Company’s Gold Safety Award for Outstanding Safety Performance.

Orion continues to invest in safety technologies, training programs, and employee engagement initiatives to maintain workplace safety and accountability.

Financial Information About Geographic Areas

We are a project-driven marine and concrete contractor, and our operations represent two reportable segments for financial reporting. Our business is primarily conducted along the coastal regions of the United States, including Alaska and Hawaii, for our marine segment and in Texas and Florida for our concrete segment. Revenues generated from our marine segment outside the United States, primarily in the Caribbean Basin, totaled 7.4%, 5.1% and 0.9% of total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Our long-lived assets are substantially located in the United States.

Information about our Executive Officers

Certain information concerning our executive officers and directors as of March 5, 2025 is set forth below.

Name	Age	Position with the Company	Year Joined the Registrant
Austin J. Shanfelter	67	Chairman of the Board	2007
Thomas N. Amonett	81	Director	2007
Michael J. Caliel	65	Director	2019
Margaret M. Foran	70	Director	2019
Quentin P. Smith, Jr.	73	Director	2022
Mary E. Sullivan	68	Director	2019
Travis J. Boone	51	President and Chief Executive Officer	2022
Scott Thanisch	54	Executive Vice President and Chief Financial Officer	2022
E. Chipman Earle	52	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2023

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

As more fully described in “Insurance and Bonding” under “Item 1. Business,” we are generally required to post bonds or other security in connection with government and certain private sector contracts to ensure job completion. We have entered into bonding agreements with several large multinational surety companies, which act as surety, issue bid bonds, performance bonds and payment bonds, and obligate themselves upon other contracts of guaranty required by us in the day-to-day operations of our business. However, our sureties are not obligated under the bonding agreements to issue bonds for us, and bonding decisions are made on a case-by-case basis. We are bidding on increasingly complex, larger jobs for customers who require significant bonds.  While we had approximately $500 million of available bonding capacity as of December 31, 2024, we may not be able to maintain a sufficient level of bonding capacity in the future which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, the conditions of the bonding market may change, increasing our costs of bonding or restricting our ability to get new bonding, which could have a material adverse effect on our business, operating results and financial condition.

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

Our business, operating results and financial condition could be materially and adversely affected if a public health epidemic or pandemic or other contagious outbreak interferes with our ability, or that of our employees, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business.

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

Our concrete segment depends on continued growth in population in our geographic market areas in Texas and most recently in Florida to support commercial development. A growing population generates economic growth and expansion. If the population decreases or slows in growth, it may adversely affect economic growth and ultimately limit the need for construction services in the areas we currently perform services.

Moreover, even when the underlying economic fundamentals that ordinarily drive the level of construction activity are strong, the level of economic activity in such markets may be suppressed during inflationary periods that are accompanied by increasing interest rates. If the Federal Reserve Board resumes increasing interest rates to respond to re-emerging inflation concerns, or otherwise maintains high interest rates, commercial development could slow and our concrete business could see a reduction in demand.

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

Commodity prices can affect our customers in a number of ways. For example, for those customers that produce commodity products such as oil, gas, concrete, or steel products, fluctuations in price can have a direct effect on their profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. To the extent commodity prices decline or fluctuate and our customers defer new investments or cancel or delay existing projects, the demand for our services decreases, which may have a material adverse impact on our business, financial condition, and results of operations.

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

As of December 31, 2024, we had a backlog of work to be completed on contracts totaling approximately $582.8 million in our marine segment and approximately $146.3 million in our concrete segment. Backlog includes new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.

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

Our marine segment operates in jurisdictions outside of the U.S. and we intend to continue expanding our operations to more jurisdictions outside of the U.S.

Our marine segment, which accounted for 65.5%, 55.6% and 45.3% of our contract revenues for the years ended December 31, 2024, 2023 and 2022, respectively, has a significant portion of those operations performed outside of the U.S. For the years ended December 31, 2024, 2023 and 2022, our international operations generated approximately 7.4%, 5.1% and 0.9% of our contract revenues, respectively. The Bahamas represented our largest international market outside of the U.S., with our Bahamian operations representing 7.4% of our contract revenues for the year ended December 31, 2024, including 1.8% of our total cash balance at December 31, 2024.  In addition, we intend to expand our operations to other areas outside the U.S. in the future. International operations are subject to a number of risks and uncertainties that could negatively impact our results from operations, including:

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

Furthermore, due to a variety of factors such as increases in claims, the rise of “nuclear verdicts” in some of the jurisdictions in which we operate and projected significant increases in medical costs, our insurance premiums may increase in the future and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain, insurance coverage at acceptable rates, or at all, could have a material adverse effect on our business, operating results and financial condition.

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

The Foreign Dredge Act of 1906, the Jones Act, the Shipping Act of 1984 and the Vessel Documentation Act require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the United States to be owned and controlled by United States citizens. The United States citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen-owned, thus restricting foreign ownership interests in the entities that directly or indirectly own the vessels we operate. If we were to seek to sell any portion of our marine segment that owns any of these vessels, we may have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above; additionally, any sales of certain of our larger vessels to foreign buyers would be subject to approval by the U.S. Maritime Administration. As a result, the sales price for that portion of our marine segment may not attain the amount that could be obtained in an unregulated market.

Our concrete segment is geographically concentrated in Texas.

Our concrete segment, which accounted for 34.5%, 44.4% and 54.7% of our contract revenues for the years ended December 31, 2024, 2023 and 2022, respectively, is concentrated in the metropolitan areas of the State of Texas, particularly Houston and Dallas.   Given this concentration, general economic conditions, regulatory changes, changes in demographics, material costs, labor conditions, competition and other conditions that affect those metropolitan areas or the State of Texas may have a disproportionate impact on the performance of our concrete segment. In addition, our operations in Texas may make us more susceptible to natural disasters, including hurricanes, tornadoes and flooding.

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

For example, our Pearl Harbor Project for the United States Navy, our portion of which totals approximately $450.2 million, and our design-build contract for the Grand Bahama Shipyard totaling approximately $120.2 million may concentrate our revenues. To the extent we are unable to perform our services or experience any delays in the Pearl Harbor Project, the Grand Bahama Shipyard or any other significant project, anticipated revenue or profits associated with that project may not be realized or may otherwise shift into future periods, which may impact the accuracy of our guidance.

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

As of December 31, 2024, we had a pipeline of opportunities of approximately $16 billion. We define our pipeline of opportunities as specific projects that we have identified and are tracking as projects of interest.

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

We conduct a portion of our operations through joint ventures, exposing us to risks and uncertainties, many of which are outside of our control.

We conduct a portion of our operations through project-specific joint ventures, pursuant to which we jointly bid on and execute projects with other companies in the construction industry. For example, we are a joint venture partner to Kraemer North America for the Deschutes Estuary Restoration Project. We may in the future enter into additional joint ventures.

These joint ventures expose us to risks and uncertainties. Success on joint venture projects depends in part on whether our joint venture partners satisfy their obligations, and we cannot control the actions of our joint venture partners. Differences in views among joint venture partners may result in delayed decisions or failures to agree on major issues. If our joint venture partners, or as a result the joint venture, fails to satisfy its obligations, the customer may terminate the project, which could result in legal liability to us, harm to our reputation and reduce our revenues and profit for a project. If our reputation as a joint venture partner is harmed, it may be difficult for us to enter into new joint venture arrangements which are increasingly required due to the increased size and scale of projects we are bidding on and expect to bid on in the future.

We and our joint venture partners are also generally jointly and severally liable for all liabilities and obligations of the joint venture. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to the customer. While we attempt to mitigate that risk through indemnification and subcontractor arrangements, we could ultimately be liable for both our obligations and those of our partners, which may result in reduced profits, significant losses on the project and a negative impact to our cash flows.

In some joint ventures and similar arrangements, we may not be the controlling member. In these cases, we may have limited control over the actions of the joint venture. In addition, joint ventures or similar arrangements may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent the controlling member makes decisions that negatively impact the joint venture or arrangement or internal control problems arise within the joint venture or arrangement, it could have a material adverse impact on our business, results of operations, cash flows or financial condition.

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

On February 4, 2022, former U.S. President Biden signed Executive Order 14063, which provided that, with certain exceptions, government contractors and subcontractors working on federal construction projects that are estimated to cost the U.S. government at least $35 million must become a party to a project labor agreement with one or more appropriate labor organizations.  On December 22, 2023, the U.S. Federal Acquisition Regulatory Council issued a final rule consistent with the executive order, which went into effect on January 22, 2024.  On January 21, 2025, the United States Court of Federal Claims upheld a challenge to the validity of the final rule.  In the event the rule is ultimately determined by a high court to be valid and our operations are determined not to satisfy any of the exceptions of the rule or the government otherwise determines that our operations with respect to any future federal project must comply with the rule, then we may be required to enter into project labor agreements which would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.

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

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2024, we recorded $2.6 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims. Should negative trends persist, we could be negatively impacted in the future.

If we fail to comply with immigration laws, such failure could result in significant liabilities, harm our reputation with our customers and disrupt our operations.

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

At December 31, 2024, our total indebtedness under our three-year $103.0 million senior secured credit facility (the “Credit Agreement”), dated May 15, 2023, as amended, was approximately $23.0 million. We must comply with various affirmative and negative covenants contained in our Credit Agreement, some of which may restrict the way in which we would like to conduct our business. Among other things, our requirements under our debt instruments could potentially limit our ability to:

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

We may incur additional indebtedness in the future by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of these. If we incur additional indebtedness in the future, it likely would be under arrangements that may have terms and conditions at least as restrictive as those contained in our existing Credit Agreement. At December 31, 2024, available capacity to borrow on the revolving lines of credit was $26.7 million. Failure to comply with the terms and conditions of any existing or future indebtedness, including current or prospective covenants, would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness.

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

Governance

The Board’s Role in Overseeing Cybersecurity Risk

The Board of Directors is acutely aware of the critical nature of managing cybersecurity risks. Given the potential significance of cybersecurity threats to our operational integrity and stakeholder confidence, the Board has established robust oversight mechanisms to ensure effective governance in managing our cybersecurity risks. The Board is comprised of directors with diverse backgrounds and expertise, including risk management, technology and finance, equipping them to oversee cybersecurity risks effectively.

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

Item 2.            PROPERTIES

Our corporate headquarters is currently located at 12000 Aerospace Avenue, Suite 300, Houston, Texas 77034, with 21,480 square feet of office space that we lease, with a current term expiring July 31, 2025 and with one five-year extension at our option. Our executive, legal, finance, and some accounting offices are located at this facility. In the summer of 2025, we are scheduled to relocate our corporate headquarters and consolidate our other operations offices in the greater Houston area to a new location at 2940 Riverby Road, Houston, Texas 77020.  The lease for the new corporate headquarters and operations offices includes approximately 63,500 square feet of office space with a term expiring in 2036, subject to two five-year extensions at our option.

We lease office space in Alaska, Hawaii, Louisiana, Florida, Texas and Washington for our operations, including office and yard space. We may lease smaller project-related offices throughout our operating areas when the need arises.

We believe that our existing facilities are adequate for our operations. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility. Some of our real estate assets are pledged to secure our Credit Agreement.

Item 3.            LEGAL PROCEEDINGS

Please refer to Note 17 of the Notes to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ORN.”

Holders

As of February 21, 2025, we had approximately 9,577 stockholders of record including beneficial holders.

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

	2020	2021	2022	2023	2024
Orion Group Holdings, Inc.	95.57	72.64	45.86	95.18	141.23
S&P 500	116.26	147.52	118.84	147.64	182.05
Dow Jones US Heavy Civil Construction	120.70	180.24	206.01	246.68	346.60

*   This table and the information therein are being furnished but not filed. Such information will not be deemed to be soliciting material or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that it is specifically incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2025.

Item  7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes beginning on page F-1 of this Annual Report on Form 10-K. Certain statements made in our discussion may be forward-looking. Forward-looking statements involve risks and uncertainties and a number of other factors that could cause actual results or outcomes to differ materially from our expectations. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K for additional discussion of some of these risks and uncertainties. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing Orion Group Holdings, Inc. and its consolidated subsidiaries and affiliates.

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

2024 Recap and 2025 Outlook

In 2024, we recorded revenues of $796.4 million, an increase of 11.9% as compared with 2023. $521.3 million of total revenue was attributable to our marine segment and the remaining $275.1 million to our concrete segment. Our net loss was $1.6 million, as compared with net loss of $17.9 million in the prior year. In addition, we ended 2024 with a consolidated backlog of $729.1 million.

Looking to 2025, we will continue to execute our strategic plan focused on developing opportunities across the infrastructure, industrial, and building sectors.

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

In the long-term, we see positive trends in demand for our services in our end markets, including:

●	Continuing need to repair and improve degrading U.S. marine infrastructure;
●	Navy infrastructure investments;
●	Long-term demand from downstream energy-related companies will be driven by larger capital projects, as well as maintenance call-out work;
●	Expected increases in cargo volume and future demands from larger ships transiting the Panama Canal will require ports along the Gulf Coast and Atlantic Seaboard to expand port infrastructure as well as perform additional dredging services;
●	Possible work opportunities generated by the Water Resources Reform and Development Act (the “WRRDA Act”) authorizing expenditures for the conservation and development of the nation’s waterways as well as addressing funding deficiencies within the Harbor Maintenance Trust Fund;
●	Renewed focus on coastal rehabilitation along the Gulf Coast, particularly through the use of RESTORE Act funds based on fines collected related to the 2010 Gulf of Mexico oil spill;
●	Funding for highways and transportation under successor Acts to the Fixing America’s Surface Transportation Act;
●	Nearly $7 billion of federal funding provided by the US Army Core of Engineers (“USACE”) in connection with disaster recovery in Texas; and
●	Opportunities related to the Infrastructure Investment and Jobs Act (“IIJA”).

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

In the long-term, we see positive trends in demands for our services in our end markets, including:

●Population growth in the state of Texas driven by corporate relocations;
●	Continued investment in warehouse/distribution and data center space in our core markets;
●	Geographic expansion outside of Texas; and
●Potential opportunities related to the IIJA.

Consolidated Results of Operations

Backlog Information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which is generally less than a year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve-month period. We have not been adversely affected by contract cancellations or modifications in the past; however we may be in the future, especially in periods of economic uncertainty.

Backlog as of the periods ended below are as follows (in millions):

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Marine segment	$582.8	$537.0	$567.1	$569.9	$602.5
Concrete segment	146.3	153.5	191.3	186.7	159.7
Consolidated	$729.1	$690.5	$758.4	$756.6	$762.2

We are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $1.2 billion of quoted bids outstanding at quarter end. Of this amount, approximately $248 million was either awarded to us and contracted, or awarded and pending contract, subsequent to December 31, 2024.

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

Income Statement Comparisons

	Year ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$796,394	100.0%	$711,778	100.0%	$748,322	100.0%
Cost of contract revenues	705,234	88.6%	650,115	91.3%	697,580	93.2%
Gross profit	91,160	11.4%	61,663	8.7%	50,742	6.8%
Selling, general and administrative expenses	82,537	10.4%	69,431	9.8%	62,503	8.4%
Amortization of intangible assets	—	—%	427	0.1%	1,239	0.2%
Gain on disposal of assets, net	(2,898)	(0.4)%	(8,455)	(1.2)%	(4,970)	(0.7)%
Intangible asset impairment loss	—	—%	6,890	1.0%	—	—%
Operating income (loss)	11,521	1.4%	(6,630)	(1.0)%	(8,030)	(1.1)%
Other (expense) income:
Other income	357	—%	641	0.1%	199	—%
Interest income	207	—%	103	—%	104	—%
Interest expense	(13,381)	(1.6)%	(11,659)	(1.6)%	(4,456)	(0.6)%
Other expense, net	(12,817)	(1.6)%	(10,915)	(1.5)%	(4,153)	(0.6)%
Loss before income tax expense	(1,296)	(0.2)%	(17,545)	(2.5)%	(12,183)	(1.6)%
Income tax expense	348	—%	330	—%	429	0.1%
Net loss	$(1,644)	(0.2)%	$(17,875)	(2.5)%	$(12,612)	(1.7)%

Year ended December 31, 2024 compared with year ended December 31, 2023

Contract Revenues. Contract revenues for the year ended December 31, 2024 of $796.4 million increased $84.6 million or 11.9% as compared to $711.8 million in the prior year period. The increase was primarily due to an increase in marine segment revenue related to the Pearl Harbor drydock project, partially offset by lower concrete segment revenue due to disciplined bidding standards to win quality work at attractive margins.

Gross Profit. Gross profit was $91.2 million for the year ended December 31, 2024 compared to $61.7 million in the prior year period, an increase of $29.5 million or 47.8%. Gross profit in the year ended December 31, 2024 was 11.4% of total contract revenues as compared to 8.7% in the prior year period. The increase in gross profit dollars and margin was primarily driven by improved pricing of projects in both segments stemming from higher quality projects and improved execution.

Selling, General and Administrative Expense.  Selling, General and Administrative (“SG&A”) expenses were $82.5 million for the year ended December 31, 2024 compared to $69.4 million in the prior year period, an increase of $13.1 million or 18.9%. As a percentage of total contract revenues, SG&A expenses increased from 9.8% to 10.4%. The increase in SG&A dollars and percentage reflect an increase in IT, compensation, business development spending, and higher legal costs related to pursuing project-related claims.

Gain on Disposal of Assets, net. During the year ended December 31, 2024 and 2023 we realized $2.9 million and $8.5 million, respectively, of net gains on disposal of assets. The year ended December 31, 2023, included a gain of $5.2 million related to the sale-leaseback of our Port Lavaca South Yard property in Texas.

Other Expense, net. Other expense primarily reflects interest on our borrowings of $13.4 million and $11.7 million in the years ended December 31, 2024 and 2023, respectively, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded tax expense of $0.3 million in both the year ended December 31, 2024 and in the prior year period. Our effective tax rate for the year ended December 31, 2024 was (26.9)%, which differs from the federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, the statue expiration of an uncertain tax position, state income taxes and the non-deductibility of other permanent items.

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

Selling, General and Administrative Expenses. SG&A expenses were $69.4 million for the year ended December 31, 2023, compared to $62.5 million in the prior year period, an increase of $6.9 million, or 11.1%. As a percentage of total contract revenues, SG&A expenses increased from 8.4% to 9.8% for the year ended December 31, 2023 and December 31, 2022, respectively. The increase in SG&A dollars and percentage was primarily due to the decrease in concrete segment revenue, an increase in bonus expense as a result of our strong performance relative to the budget and the addition of strategic new leadership positions in the year ended December 31, 2023, partially offset by lower consulting expense related to the completion of the management transition.

Gain on Disposal of Assets, net. During the year ended December 31, 2023 and 2022, we realized $8.5 million and $5.0 million, respectively, of net gains on disposal of assets. Included in the current year amount is a net gain of $5.2 million related to the sale-leaseback of our Port Lavaca South Yard property in Texas. See Note 11 of the Notes to the Financial Statements in this Form 10-K for a further description of the sale of property.

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

	Year ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$403,428	77.4%	$292,088	73.8%	$237,363	70.0%
Private sector	117,822	22.6%	103,829	26.2%	101,850	30.0%
Marine segment total	$521,250	100.0%	$395,917	100.0%	$339,213	100.0%
Concrete segment
Public sector	$28,193	10.2%	$20,297	6.4%	$30,284	7.4%
Private sector	246,951	89.8%	295,564	93.6%	378,825	92.6%
Concrete segment total	$275,144	100.0%	$315,861	100.0%	$409,109	100.0%
Total	$796,394		$711,778		$748,322

Operating income (loss)
Marine segment	$2,318	0.4%	$3,670	0.9%	$9,787	2.9%
Concrete segment	9,203	3.3%	(10,300)	(3.3)%	(17,817)	(4.4)%
Total	$11,521		$(6,630)		$(8,030)

Year ended December 31, 2024 compared with year ended December 31, 2023

Marine Segment

Revenues for our marine segment for the year ended December 31, 2024 were $521.3 million compared to $395.9 million for the year ended December 31, 2023, an increase of $125.4 million, or 31.7%. The increase was primarily related to the Pearl Harbor Project.

Operating income for our marine segment for the year ended December 31, 2024 was $2.3 million, compared to $3.7 million for the year ended December 31, 2023, a decrease in operating income of $1.4 million. Adjusted for the gain on the Port Lavaca South Yard property sale-leaseback in Texas that occurred during the year ended December 31, 2023, operating loss for the year ended December 31, 2023 was $1.5 million. This $3.8 million increase in operating income was primarily due to margin improvements stemming from higher quality projects and improved execution.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2024 were $275.1 million compared to $315.9 million for the year ended December 31, 2023, a decrease of $40.8 million, or 12.9%. This decrease was primarily due to disciplined bidding standards to win quality work at attractive margins.

Operating income for our concrete segment for the year ended December 31, 2024 was $9.2 million, compared to an operating loss of $10.3 million for the year ended December 31, 2023, an increase of $19.5 million. This increase was primarily due to winning higher margin jobs due to disciplined bidding standards and improved execution.

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

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At December 31, 2024, our working capital was $78.2 million, as compared to $55.9 million at December 31, 2023. As of December 31, 2024, we had unrestricted cash on hand of $28.3 million. Our borrowing availability under our revolving portion of our Credit Agreement at December 31, 2024 was approximately $26.7 million.

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

Recent Developments

On September 12, 2024, we completed the sale of 5,589,000 shares of common stock, including 729,000 shares of common stock pursuant to an option granted to the underwriters, in an underwritten public offering. We received net proceeds of approximately $26.4 million, after deducting underwriting discounts and other estimated offering expenses payable by us. The net proceeds were used for working capital and for general corporate purposes, including repayment of borrowings under the Credit Agreement.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31, 2024, 2023 and 2022:

	2024	2023	2022
Net loss	$(1,644)	$(17,875)	$(12,612)
Adjustments to remove non-cash and non-operating items	36,018	32,641	27,413
Cash flow from net income after adjusting for non-cash and non-operating items	34,374	14,766	14,801
Change in operating assets and liabilities (working capital)	(21,698)	2,412	(5,236)
Cash flows provided by operating activities	$12,676	$17,178	$9,565
Cash flows (used in) provided by investing activities	$(11,482)	$2,170	$(9,704)
Cash flows (used in) provided by financing activities	$(3,816)	$7,806	$(8,370)

Capital expenditures (included in investing activities above)	$(14,091)	$(8,909)	$(14,584)

Operating Activities.

During 2024, we generated approximately $12.7 million from cash in our operating activities. The net cash inflow is comprised of $34.4 million of cash inflows from net income, after adjusting for non-cash items and $21.7 million of cash outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Consolidated Statements of Cash Flows, were primarily driven by $19.6 million of cash outflows pursuant to the relative timing and significance of project progression and billings during the period, a $8.7 million decrease in operating lease liabilities and $0.4 million of other outflows, partially offset by a $7.0 million cash inflow related to an increase in our net position of accounts receivable and accounts payable plus accrued liabilities during the period.

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

Investing Activities.

Capital asset additions and betterments to our fleet were $14.1 million in 2024, as compared with $8.9 million and $14.6 million in 2023 and 2022, respectively. Proceeds from the sale of property and equipment were $2.6 million in 2024, as compared with $11.1 million and $4.9 million in 2023 and 2022, respectively. Included in the year ended December 31, 2023 is $8.1 million of proceeds related to the sale-leaseback of the Port Lavaca South Yard property in Texas.

Financing Activities.

During the year ended December 31, 2024, we had proceeds from an offering of common stock of $26.4 million, borrowings and repayments of $72.6 million on the White Oak revolving credit line, repayments of $15.0 million on the White Oak term loan, payments on finance lease liabilities of $8.9 million, payments made on failed sale-leaseback arrangements of $5.8 million, $0.5 million of payments related to tax withholding for share-based compensation, repayments of $0.5 million on other debt, loan costs of $0.4 million and a cash inflow of $0.9 million for proceeds from the exercise of stock options.

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

Sources of Capital

On May 15, 2023, we entered into a new three-year $103.0 million Credit Agreement with White Oak, which includes a $65.0 million asset based revolving credit line and a $38.0 million fixed asset term loan. Please see Note 10 of the Notes to the Consolidated Financial Statements for further discussion.

Amendment No. 6 to the Credit Agreement

Please see “Note 21 – Subsequent Event” in our audited consolidated financial statements for a detailed description of Amendment No. 6 to the Credit Agreement.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At December 31, 2024, the capacity under our current bonding arrangement was at least $1.1 billion, with approximately $588 million of projects being bonded. While we believe that our current bonding capacity is sufficient to satisfy current demand for our services, any new major project opportunities may require us to seek additional bonding capacity in the future. We believe our balance sheet and working capital position will allow us to access additional bonding capacity as needed in the future.

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

●	Revenue Recognition from Construction Contracts;
●	Long Lived Assets;
●	Income Taxes.

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

Interest rate risk

At December 31, 2024, we had $23.0 million in outstanding borrowings under our Credit Agreement, with a weighted average ending interest rate of 11.65%. Based on the amounts outstanding under our Credit Agreement as of December 31, 2024, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.2 million.

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

Based on management’s evaluation with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, under the oversight of our principal executive officer and principal financial officer, and Audit Committee, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control - An Integrated

Framework (“2013 Framework”). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 at the reasonable assurances level.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024. KPMG LLP’s report appears on page F-4 of this annual report on Form 10-K.

Item 9B.            OTHER INFORMATION

None.

Item 9C.            DISCLOSURE CONCERNING CERTAIN FOREIGN JURISDICTIONS THAT PREVENT

INSPECTIONS

Not applicable.

PART III

Item 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The information under the heading “Information about our Executive Officers” in this Form 10-K is incorporated by reference into this section. The information required by Paragraphs (c) through (g) of Item 401 of Regulation S-K and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2025 (the “Proxy Statement”).

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

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) and 408(b) of Regulation S-K is hereby incorporated by reference from our Proxy Statement.

Item 11.            EXECUTIVE COMPENSATION

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is hereby incorporated by reference from our Proxy Statement.

Item 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K is hereby incorporated by reference from our Proxy Statement.

Item 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is hereby incorporated by reference from our Proxy Statement.

Item 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is hereby incorporated by reference from our Proxy Statement.

PART IV

Item 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.Financial Statements

The Company’s Consolidated Financial Statements at December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.Financial Statement Schedule

The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2024 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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

† 10.13

Amendment No. 1 to Orion Group Holdings, Inc.’s 2022 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2024 (File No. 001-33891)).

† 10.14

Orion Group Holdings, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2024 (File No. 001-33891)).

† 10.15

Form of Restricted Stock Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 26, 2024 (File No. 001-33891)).

† 10.16

Form of Performance Unit Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 26, 2024 (File No. 001-33891)).

† 10.17

Employment Offer Letter dated August 15, 2022 between Orion Group Holdings, Inc. and Travis J. Boone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2022 (File No. 001-33891)).

† 10.18

Employment Offer Letter dated August 29, 2022 between Orion Group Holdings, Inc. and Gordon Scott Thanisch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2022 (File No. 001-33891)).

10.19

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

10.20

Amendment No. 1, dated December 1, 2023 to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 1, 2024 (File No. 001-33891)).

10.21

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

Exhibit Number	Description
10.22

Amendment No. 3, dated April 24, 2024 to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission on April 26, 2024 (File No. 001-33891)).

10.23

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

10.24

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

*10.25

Amendment No. 6 dated March 4, 2025, to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent.

10.26

Land Sale-Leaseback Contract, dated June 21, 2023, by and between Orion Marine Construction, Inc., a Florida corporation, and Pelican Marine Services, LLC, a Louisiana limited liability company. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2023 (File No. 001-33891)).

10.27

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

† 10.29

Employment Agreement by and between Orion Group Holdings, Inc. and Scott Thanisch, effective September 27, 2023. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28 2023 (File No. 001-33891)).

† 10.30

Employment Offer Letter dated November 20, 2023 between Orion Group Holdings, Inc. and E. Chipman Earle (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 1, 2024 (File No. 001-33891)).

† 10.31

Employment Agreement by and between Orion Group Holdings, Inc. and E. Chipman Earle, effective March 20, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 26, 2024 (File No. 001-33891)).

*19.1	Insider Trading Policy
* 21 .1	List of Subsidiaries.
* 23 .1	Consent of Independent Registered Public Accounting Firm -KPMG, LLP.
* 31 .1	Certification of CEO pursuant to Section 302.
* 31 .2	Certification of CFO pursuant to Section 302.
* 32 .1	Certification of CEO and CFO pursuant to Section 906.
97.1

Orion Group Holdings, Inc. Executive Compensation Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 1, 2024 (File No. 001-33891)).

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

ORION GROUP HOLDINGS, INC.

March 5, 2025	By:	/s/ Travis J. Boone
Travis J. Boone President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Travis J. Boone	President, Chief Executive Officer and	March 5, 2025
Travis J. Boone	Director (Principal Executive Officer)

/s/ Scott Thanisch	Chief Financial Officer (Principal Financial	March 5, 2025
Scott Thanisch	Officer and Principal Accounting Officer)

/s/ Austin J. Shanfelter	Chairman of the Board	March 5, 2025
Austin J. Shanfelter

/s/ Thomas N. Amonett	Director	March 5, 2025
Thomas N. Amonett

/s/ Michael J. Caliel	Director	March 5, 2025
Michael J. Caliel

/s/ Margaret M. Foran	Director	March 5, 2025
Margaret M. Foran

/s/ Quentin P. Smith, Jr.	Director	March 5, 2025
Quentin P. Smith, Jr.

/s/ Mary E. Sullivan	Director	March 5, 2025
Mary E. Sullivan

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of estimated costs at completion and variable consideration for certain long-term, fixed-priced construction contracts

As discussed in Notes 3 and 5 to the consolidated financial statements, contract revenue is recognized over time because control of the promised goods and services is continually transferred to the customer. Progress is measured by the percentage of actual costs incurred to date to the total estimated costs at completion. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance. The Company estimates variable consideration related to claims and unapproved change orders based on the most likely amount to which it expects to be entitled. The Company reported contract revenues of $796.4 million for the year ended December 31, 2024, which included revenue related to long-term, fixed price construction contracts.

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
March 5, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Orion Group Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 5, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
March 5, 2025

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$28,316	$30,938
Accounts receivable:
Trade, net of allowance for credit losses of $555 and $361, respectively	106,304	101,229
Retainage	35,633	42,044
Income taxes receivable	483	626
Other current	3,127	3,864
Inventory	1,974	2,699
Contract assets	84,407	81,522
Prepaid expenses and other	9,084	8,894
Total current assets	269,328	271,816
Property and equipment, net of depreciation	86,098	87,834
Operating lease right-of-use assets, net of amortization	27,101	25,696
Financing lease right-of-use assets, net of amortization	25,806	23,602
Inventory, non-current	7,640	6,361
Deferred income tax asset	17	26
Other non-current	1,327	1,558
Total assets	$417,317	$416,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$426	$13,453
Accounts payable:
Trade	97,139	80,294
Retainage	1,310	2,527
Accrued liabilities	26,294	37,074
Income taxes payable	507	570
Contract liabilities	47,371	64,079
Current portion of operating lease liabilities	7,546	9,254
Current portion of financing lease liabilities	10,580	8,665
Total current liabilities	191,173	215,916
Long-term debt, net of debt issuance costs	22,751	23,740
Operating lease liabilities	20,837	16,632
Financing lease liabilities	11,346	13,746
Other long-term liabilities	20,503	25,320
Deferred income tax liability	28	64
Total liabilities	266,638	295,418
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 39,681,597 and 33,260,011 issued; 38,970,366 and 32,548,780 outstanding at December 31, 2024 and December 31, 2023, respectively	397	333
Treasury stock, 711,231 shares, at cost, as of December 31, 2024 and December 31, 2023, respectively	(6,540)	(6,540)
Additional paid-in capital	220,513	189,729
Retained loss	(63,691)	(62,047)
Total stockholders’ equity	150,679	121,475
Total liabilities and stockholders’ equity	$417,317	$416,893

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

	Year ended December 31,
	2024	2023	2022
Contract revenues	$796,394	$711,778	$748,322
Costs of contract revenues	705,234	650,115	697,580
Gross profit	91,160	61,663	50,742
Selling, general and administrative expenses	82,537	69,431	62,503
Amortization of intangible assets	—	427	1,239
Gain on disposal of assets, net	(2,898)	(8,455)	(4,970)
Intangible asset impairment loss	—	6,890	—
Operating income (loss)	11,521	(6,630)	(8,030)
Other (expense) income:
Other income	357	641	199
Interest income	207	103	104
Interest expense	(13,381)	(11,659)	(4,456)
Other expense, net	(12,817)	(10,915)	(4,153)
Loss before income taxes	(1,296)	(17,545)	(12,183)
Income tax expense	348	330	429
Net loss	$(1,644)	$(17,875)	$(12,612)

Basic loss per share	$(0.05)	$(0.55)	$(0.40)
Diluted loss per share	$(0.05)	$(0.55)	$(0.40)
Shares used to compute loss per share:
Basic	34,783,256	32,346,992	31,402,328
Diluted	34,783,256	32,346,992	31,402,328

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In Thousands, Except Share Information)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings (Loss)	Total
Balance, January 1, 2022	31,712,457	$317	(711,231)	$(6,540)	$185,881	$(31,560)	$148,098
Share-based compensation	—	—	—	—	2,754	—	2,754
Issuance of restricted stock	1,603,434	16	—	—	(16)	—	—
Forfeiture of restricted stock	(382,480)	(4)	—	—	4	—	—
Payments related to tax withholding for share-based compensation	(162,861)	(1)	—	—	(439)	—	(440)
Net loss	—	—	—	—	—	(12,612)	(12,612)
Balance, December 31, 2022	32,770,550	$328	(711,231)	$(6,540)	$188,184	$(44,172)	$137,800
Share-based compensation	—	—	—	—	2,042	—	2,042
Issuance of restricted stock	1,031,853	10	—	—	(10)	—	—
Forfeiture of restricted stock	(390,886)	(4)	—	—	4	—	—
Payments related to tax withholding for share-based compensation	(151,506)	(1)	—	—	(491)	—	(492)
Net loss	—	—	—	—	—	(17,875)	(17,875)
Balance, December 31, 2023	33,260,011	$333	(711,231)	$(6,540)	$189,729	$(62,047)	$121,475
Share-based compensation	—	—	—	—	4,009	—	4,009
Exercise of stock options	136,549	1	—	—	896	—	897
Issuance of restricted stock	830,059	8	—	—	(8)	—	—
Forfeiture of restricted stock	(69,497)	(1)	—	—	1	—	—
Payments related to tax withholding for share-based compensation	(64,525)	—	—	—	(479)	—	(479)
Issuance of common stock	5,589,000	56	—	—	26,365	—	26,421
Net loss	—	—	—	—	—	(1,644)	(1,644)
Balance, December 31, 2024	39,681,597	$397	(711,231)	$(6,540)	$220,513	$(63,691)	$150,679

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(1,644)	$(17,875)	$(12,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating activities:
Depreciation and amortization	15,545	18,844	20,915
Amortization of ROU operating leases	9,960	6,763	4,813
Amortization of ROU finance leases	7,220	5,034	3,142
Write-off of debt issuance costs upon debt modification	—	119	—
Amortization of deferred debt issuance costs	2,015	1,616	424
Deferred income taxes	(27)	(103)	13
Share-based compensation	4,009	2,042	2,754
Gain on disposal of assets, net	(2,898)	(8,455)	(4,970)
Intangible asset impairment loss	—	6,890	—
Allowance for credit losses	194	(109)	322
Change in operating assets and liabilities:
Accounts receivable	1,892	14,129	(28,660)
Income tax receivable	143	(224)	3
Inventory	(554)	(729)	(1,485)
Prepaid expenses and other	41	(55)	1,645
Contract assets	(2,885)	(37,619)	(15,374)
Accounts payable	16,018	(4,507)	39,370
Accrued liabilities	(10,920)	11,817	(6,630)
Operating lease liabilities	(8,662)	(6,807)	(4,748)
Income tax payable	(63)	48	(79)
Contract liabilities	(16,708)	26,359	10,722
Net cash provided by operating activities	12,676	17,178	9,565
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,609	11,079	4,880
Purchase of property and equipment	(14,091)	(8,909)	(14,584)
Net cash (used in) provided by investing activities	(11,482)	2,170	(9,704)
Cash flows from financing activities:
Borrowings on credit	72,589	106,958	24,000
Payments made on borrowings on credit	(73,067)	(104,431)	(28,274)
Payments on term loan	(15,000)	—	—
Proceeds from failed sale-leaseback arrangement	—	14,702	—
Payments on failed sale-leaseback arrangement	(5,855)	—	—
Proceeds from sale-leaseback financing	—	2,397	—
Loan costs from Credit Agreement and prior credit facility	(393)	(6,537)	(664)
Payments of finance lease liabilities	(8,929)	(4,791)	(2,992)
Proceeds from issuance of common stock	26,421	—	—
Payments related to tax withholding for share-based compensation	(479)	(492)	(440)
Exercises of stock options	897	—	—
Net cash (used in) provided by financing activities	(3,816)	7,806	(8,370)
Net change in cash, cash equivalents and restricted cash	(2,622)	27,154	(8,509)
Cash, cash equivalents and restricted cash at beginning of period	30,938	3,784	12,293
Cash, cash equivalents and restricted cash at end of period	$28,316	$30,938	$3,784

Cash paid during the period for:
Interest	$11,501	$12,084	$2,923
Taxes, net of refunds	$797	$618	$533

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

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

Basis of Presentation

These consolidated financial statements include the accounts of the parent company, Orion Group Holdings, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. GAAP on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the periods presented, there were no items of other comprehensive income, and therefore comprehensive loss is equal to net loss. All intercompany balances and transactions have been eliminated in consolidation.

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

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company is compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate.  Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, and capital expenditures and expected timing and proceeds of planned real estate transactions. The Company has sustained operating losses for the years ended December 31, 2024, 2023 and 2022. Also as described in Note 10, the Company had $35.0 million of outstanding indebtedness under its prior credit facility as of December 31, 2022 which was scheduled to mature on July 31, 2023.  As of the date of the filing of the Company’s 2022 Form 10-K on March 16, 2023, the Company’s existing cash and cash equivalents were not sufficient to satisfy the Company’s operating cash needs for at least one year after the issuance of the financial statements. These conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements were issued. As such, management concluded at the date of the issuance of the financial statements included in the Company’s 2022 Form 10-K that substantial doubt existed as to going concern.

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

On an ongoing basis, the Company evaluates the significant accounting policies used to prepare its consolidated financial statements, including, but not limited to, those related to:

●	Revenue recognition from construction contracts;
●	The recording of accounts receivable and allowance for credit losses;
●	The carrying value of property, plant and equipment;
●	Leases;
●	Finite and infinite-lived intangible assets, testing for indicators of impairment;
●	Share-based compensation;

●	Income taxes; and,
●	Self-insurance.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at December 31, 2024 and December 31, 2023 consisted primarily of overnight bank deposits.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company had significant investments in billed and unbilled receivables as of December 31, 2024 and December 31, 2023. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than its carrying value. As of December 31, 2024 and December 31, 2023, the Company had recorded an allowance for credit losses of $0.6 million and $0.4 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at December 31, 2024 totaled $35.6 million, of which $4.6 million is expected to be collected beyond December 31, 2025. Retainage at December 31, 2023 totaled $42.0 million.

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

Environmental Costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of December 31, 2024 or December 31, 2023.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of December 31, 2024 or December 31, 2023.

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

The Company’s lease arrangements have lease and non-lease components accounted for using the practical expedient. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

See Note 19 for more information regarding leases.

Intangible Assets

Intangible assets that have finite lives were amortized. In addition, the Company evaluated the remaining useful life of intangible assets in each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization. Intangible assets that had infinite lives were not amortized but were subject to impairment testing at least annually or more frequently if events or circumstances indicated that the asset may  be impaired.

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

Compensation expense is recognized only for share-based payments expected to vest. See Note 15 for further discussion of the Company’s share-based compensation plan.

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

The total accrual for insurance claims liabilities was $4.3 million and $7.5 million at December 31, 2024 and December 31, 2023, respectively, reflected as a component of accrued liabilities in the consolidated balance sheets.

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

In January 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. The amendments require entities to provide enhanced disaggregation of certain expense categories presented in the income statement, including details on significant components within those categories, to provide greater transparency and decision-useful information to users of financial statements. The ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the disclosures within its consolidated financial statements.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Year ended December 31,
	2024	2023	2022
Marine Segment
Construction	$448,321	$297,462	$239,656
Dredging	57,048	60,667	85,414
Specialty Services	15,881	37,788	14,143
Marine segment contract revenues	$521,250	$395,917	$339,213

Concrete Segment
Structural	$61,545	$53,827	$57,425
Light Commercial	213,599	262,034	351,684
Concrete segment contract revenues	$275,144	$315,861	$409,109

Total contract revenues	$796,394	$711,778	$748,322

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

The table below presents the concentrations of current receivables (trade and retainage) at December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024		December 31, 2023
Federal Government	$19,874	14%	$8,885	6%
State Governments	9,553	7%	2,355	2%
Local Governments	24,641	17%	12,804	9%
Private Companies	88,424	62%	119,590	83%
Gross receivables	142,492	100%	143,634	100%
Allowance for credit losses	(555)		(361)
Net receivables	$141,937		$143,273

At December 31, 2024, the United States Navy, which is included in the Federal Government category, accounted for 11.1% of total current receivables. At December 31, 2023, a customer in the Private Companies category accounted for 19.9% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the years ended December 31, 2024, 2023 and 2022.

	2024	%	2023	%	2022	%
Federal Government	$234,175	30%	$153,410	22%	$80,116	11%
State Governments	74,286	9%	59,354	8%	62,516	8%
Local Government	123,160	15%	99,621	14%	125,015	17%
Private Companies	364,773	46%	399,393	56%	480,675	64%
Total contract revenues	$796,394	100%	$711,778	100%	$748,322	100%

For the year ended December 31, 2024, the United States Navy, which is included in the Federal Government category, accounted for 25.0% of total contract revenues. For the year ended December 31, 2023, the United States Navy accounted for 12.7% of total contract revenue. For the year ended December 31, 2022, no single customer exceeded 10.0% of total contract revenues.

With the exception of the Unites States Navy, the Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time. On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s portion of work as a dedicated subcontractor totals $450.2 million. For the fiscal years ended December 31, 2024 and 2023, the Company’s revenue related to the joint venture subcontract was approximately $199.4 million and $90.5 million, respectively.

The concrete segment primarily purchases concrete from select suppliers. The loss of any one of these suppliers could adversely impact short-term operations.

Contract revenues generated outside the United States totaled 7.4%, 5.1% and 0.9% of total revenues for the years ended December 31, 2024, 2023 and 2022, respectively, and were primarily located in the Caribbean Basin.

5.Contracts in Progress

Contracts in progress are as follows as of December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Costs incurred on uncompleted contracts	$1,561,338	$1,394,243
Estimated earnings	211,439	176,904
	1,772,777	1,571,147
Less: Billings to date	(1,735,741)	(1,553,704)
	$37,036	$17,443
Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$84,407	$81,522
Contract liabilities	(47,371)	(64,079)
	$37,036	$17,443

Included in contract assets is approximately $19.8 million and $13.0 million at December 31, 2024 and December 31, 2023, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of December 31, 2024, the aggregate amount of the remaining performance obligations was approximately $729.1 million. Of this amount, the current expectation of the Company is that it will recognize $596.3 million, or 82%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment as of December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Automobiles and trucks	$1,790	$1,985
Building and improvements	39,401	36,931
Construction equipment	117,652	125,705
Vessels and other equipment	96,173	94,030
Office equipment	7,562	6,708
	262,578	265,359
Less: Accumulated depreciation	(209,234)	(206,243)
Net book value of depreciable assets	53,344	59,116
Construction in progress	7,806	3,770
Land	24,948	24,948
	$86,098	$87,834

For the years ended December 31, 2024, 2023 and 2022, depreciation expense was $15.5 million, $18.4 million and $19.7 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 10).

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and December 31, 2023:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Cash surrender value of life insurance policy	$1,222	—	1,222	—
December 31, 2023
Assets:
Cash surrender value of life insurance policy	$1,299	—	1,299	—

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of December 31, 2024. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the “Other non-current” asset section in the Company’s Consolidated Balance Sheets.

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

Other Fair Value Measurements

The fair value of the Company’s debt at December 31, 2024 and 2023 approximated its carrying value of $26.8 million and $42.3 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity.

8.Intangible Assets

Finite-lived intangible assets were acquired as part of the purchase of TAS during 2015 and TBC during 2017 and included customer relationships. Customer relationships were amortized over eight years using an accelerated method based on the pattern in which the economic benefits of the assets were consumed. For the years ending December 31, 2023 and 2022, approximately $0.4 million and $1.2 million, respectively, of amortization expense was recognized for these assets. As of December 31, 2023 all finite-lived intangible assets acquired as part of the purchase of TAS and TBC were fully amortized.

The Company evaluated the indefinite-lived intangible asset which consisted of the TAS Concrete Construction tradename and a result of the Company’s strategic decision to rebrand its concrete segment under the Orion banner the Company determined that the estimated fair value of the TAS Concrete Construction tradename was less than it carrying amount and an impairment loss of 6.9 million was recognized under ASC 350 in fiscal 2023. As of December 31, 2023 all of the Company’s intangible assets are fully amortized or impaired.

9.Accrued Liabilities

Accrued liabilities as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Accrued salaries, wages and benefits	$13,931	$19,759
Accrued liabilities expected to be covered by insurance	4,250	7,478
Sales taxes	1,605	2,510
Property taxes	1,814	1,111
Sale-leaseback arrangement	2,852	3,761
Accounting and audit fees	531	659
Interest	411	530
Other accrued expenses	900	1,266
Total accrued liabilities	$26,294	$37,074

10.Debt

On May 15, 2023, the Company entered into a Credit Agreement with White Oak ABL, LLC and White Oak Commercial Finance, LLC which includes a $65.0 million asset based revolving credit facility and a $38.0 million fixed asset term loan (the “Credit Agreement”). The Company incurred debt issuance costs related to the Credit Agreement of $5.9 million, which will be amortized over the life of the agreement under the effective interest method. The Credit Agreement has a maturity date of May 15, 2028. The Company used the proceeds of the Credit Agreement to repay the $40.0 million outstanding on the Company’s prior credit facility. In connection with the extinguishment of the prior credit facility, the Company wrote off the remaining $0.1 million in debt issuance costs associated with the prior credit facility. On December 1, 2023, the Company entered into Amendment No. 1 to the Credit Agreement which extended the maturity date for the $15.0 million pre-payment to the earlier of June 30, 2024 and the date that is three business days after receipt of net proceeds in respect of the East and West Jones Sale.

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

Under the terms of Amendment No. 5, the Company was required to make the following term loan prepayments: July 26, 2024 - $2.0 million, August 30, 2024 - $4.0 million and September 30, 2024 - $4.0 million. The Company also made the following required term loan prepayments: October 31, 2024 - $1.67 million, November 29, 2024 - $1.67 million and December 31, 2024 - $1.67 million.

Amendment No. 5 also includes other administrative and definitional changes, including changes to the EBITDA requirements used to compute the interest rate margin applicable to the revolving credit facility.

On March 4, 2025, the Company executed Amendment No. 6 to the Loan Agreement with White Oak Commercial Finance, LLC. See Note 21 for more information regarding Amendment No. 6.

The yearly weighted average interest rate for the Credit Agreement, as of December 31, 2024 was 11.87%.

The Company’s obligations under debt arrangements consisted of the following:

	December 31, 2024			December 31, 2023
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Term loan - current	—	—	—	15,000	(2,024)	12,976
Other debt	426	—	426	477	—	477
Total current debt	426	—	426	15,477	(2,024)	13,453
Term loan - long-term	23,000	(3,666)	19,334	23,000	(3,104)	19,896
Other debt	3,417	—	3,417	3,844	—	3,844
Total long-term debt	26,417	(3,666)	22,751	26,844	(3,104)	23,740
Total debt	$26,843	$(3,666)	$23,177	$42,321	$(5,128)	$37,193
(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Credit Agreement and the termination and repayment of the Company’s prior credit facility.

Provisions of the revolving line of credit

The Company has a maximum borrowing capacity under the Revolver of $65.0 million. There is a letter of credit sublimit that is equal to the lesser of $5.0 million and the aggregate unused amount of the revolving commitments then in effect.

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the Revolver. The Revolver termination date is the earlier of the Credit Agreement termination date, May 15, 2028, or the date the outstanding balance is permanently reduced to zero, in accordance with the terms of the Credit Agreement.

As of December 31, 2024, the Company had no borrowings under the Revolver. The Company’s borrowing availability under the Revolver at December 31, 2024 was approximately $26.7 million.

During the year ended December 31, 2024, the Company had borrowings and repayments of $72.6 million on the Revolver.

Financial covenants

Restrictive financial covenants under the amended Credit Agreement include:

●	A Consolidated Fixed Charge Coverage Ratio to not be less than the following during each noted period:
-	Trailing Four Quarter Test Period Ending September 30, 2025 and each Fiscal Quarter thereafter, to not be less than 1.00 to 1.00.

●	A Revolver Loan Turnover Ratio to not be less than the following during each noted period:
-	Fiscal Quarter Ending June 30, 2023 and each Fiscal Quarter thereafter, to not be less than 2.50 to 1.00.

●	A Term Loan Loan-to-Value Ratio to not be greater than the following during each noted period:
-	Fiscal Quarter Ending June 30, 2023 and each Fiscal Quarter thereafter, to not be more than 60%.

●	A Minimum EBITDA to not be less than the following during each noted period:

-	Trailing Four Quarter Test Period ended December 31, 2024 - $37,188,000.

-	Trailing Four Quarter Test Period ended March 31, 2025 - $35,032,000.

-	Trailing Four Quarter Test Period ending June 30, 2025 - $31,691,000.

The Company shall not permit Liquidity (as defined in the Credit Agreement) to fall below $15.0 million (i) for more than three (3) consecutive Business Days (as defined in the Credit Agreement) nor (ii) as of the close of business on Friday of each week.

In addition, the Credit Agreement contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and, events constituting a change of control.

The Company was in compliance with all financial covenants under the amended agreement as of December 31, 2024.

Other debt

The Company has entered into debt agreements with De Lage Landen Financial Services, Inc. and Mobilease for the purpose of financing equipment purchased.  As of December 31, 2024 and December 31, 2023, the carrying value of this debt was $1.4 million and $1.9 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12.0 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of both December 31, 2024 and 2023, the carrying value of this debt was $2.4 million.

11.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Sale-leaseback arrangement	$19,001	$23,689
Deferred compensation	1,194	1,293
Accrued liabilities expected to be covered by insurance	308	338
Total other long-term liabilities	$20,503	$25,320

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

Related to the failed sale-leasebacks, the Company recorded liabilities for the amounts received will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms.

12.Income Tax

The following table presents the components of our consolidated income tax expense for the years ended December 31, 2024, 2023 and 2022:

	Current	Deferred	Total
Year ended December 31, 2024
U.S. Federal	$9	$—	$9
State and local	372	$(27)	345
Foreign	(6)	—	(6)
	$375	$(27)	$348
Year ended December 31, 2023
U.S. Federal	$27	$—	$27
State and local	415	$(79)	336
Foreign	(8)	(25)	(33)
	$434	$(104)	$330
Year ended December 31, 2022
U.S. Federal	$—	$—	$—
State and local	449	$(29)	420
Foreign	(34)	43	9
	$415	$14	$429

The Company’s income tax provision reconciles to the provision at the statutory U.S. federal income tax rate for each year ended December 31, as follows:

	2024	2023	2022
Statutory amount	$(272)	$(3,685)	$(2,558)
Valuation allowance on foreign tax credits	(32)	(438)	(136)
State income tax, net of federal benefit	444	69	251
Permanent differences, other	998	749	185
Permanent differences, stock compensation	(275)	(40)	217
Valuation allowance, other	1,307	3,675	2,251
Uncertain tax provision	(1,614)	—	—
Other	(208)	—	219
Consolidated income tax provision	$348	$330	$429
Consolidated effective tax rate	(26.9)%	(1.9)%	(3.5)%

In the year ended 2024, the Company’s effective tax rate differed from the statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, the statue expiration of an uncertain tax position, state income taxes and the non-deductibility of other permanent items.

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

Deferred Taxes

The Company’s deferred tax assets and liabilities are as follows:

	Long Term
	As of December 31,
	2024	2023
Assets related to:
Accrued liabilities	$616	$1,581
Intangible assets	2,763	3,226
Net operating loss carryforward	15,549	14,594
Share-based compensation	701	221
Foreign tax credits	3,362	3,394
Goodwill	2,770	3,534
Leases	16,347	16,146
Other	3,205	2,656
Total gross deferred tax assets	45,313	45,352
Less valuation allowance	(22,070)	(20,795)
Total net deferred tax assets	23,243	24,557
Liabilities related to:
Depreciation and amortization	(22,330)	(23,116)
Other	(924)	(1,479)
Total deferred tax liabilities	(23,254)	(24,595)
Net deferred tax liabilities	$(11)	$(38)

The Company has net operating loss carryforwards for federal income tax purposes of $47.7 million as of December 31, 2024, which are available to reduce future taxable income. The Company’s federal net operating losses arose after the 2017 tax year and can be carried forward for an indefinite period of time but are limited to offset 80% of taxable income in any given year. The Company has state net operating losses of $129.9 million that expire beginning in 2027. A portion of the state losses that arose after the 2017 tax year may be carried forward indefinitely. Additionally, the Company has foreign tax credits of $3.4 million that can be carried forward for up to ten years. The Company has foreign tax credits that will expire in 2026.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. According to ASC subtopic 740-10, the Company’s history of losses is a significant piece of negative evidence. This negative evidence is weighed more heavily than the Company’s subjective positive evidence such as our estimated future taxable income and growth. Therefore, as of December 31, 2024, the Company continues to maintain a valuation allowance of $22.1 million. This valuation allowance increased by $1.3 million during the year ended December 31, 2024 primarily to offset deferred tax assets generated during the period.

Uncertain Tax Benefits

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states and foreign jurisdictions. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2018-2023.

The change in the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the years ended December 31, 2024 and 2023 are reconciled in the table below:

	2024	2023
Balance at beginning of the year	$1,614	$1,614
Additions based on tax position related to current year	—	—
Additions based on tax positions related to prior years	—	—
Reductions based on tax positions related to current year	—	—
Reductions based on tax positions related to prior years	—	—
Settlements with tax authorities	—	—
Lapse of statute of limitations	(1,614)	—
Balance at end of the year	$—	$1,614

The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2024 and 2023. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with U.S. GAAP.

13.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the years ended December 31, 2024, 2023 and 2022, the Company had 177,395, 250,264, and 490,678, securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the years ended December 31, 2024, 2023 and 2022. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods. Due to the Company reporting a net loss for all years presented, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Year ended December 31,
	2024	2023	2022
Basic:
Weighted average shares outstanding	34,783,256	32,346,992	31,402,328
Diluted:
Total basic weighted average shares outstanding	34,783,256	32,346,992	31,402,328
Effect of potentially dilutive securities:
Common stock options	—	—	—
Employee stock purchase plan	—	—	—
Total weighted average shares outstanding assuming dilution	34,783,256	32,346,992	31,402,328

14.Issuance of Common Stock

On September 12, 2024, the Company completed the sale of 5,589,000 shares of common stock, including 729,000 shares of common stock pursuant to an option granted to the underwriters, in an underwritten public offering. The Company received net proceeds of approximately $26.4 million, after deducting underwriting discounts and other estimated offering expenses payable by the Company. The net proceeds were used for working capital and for general corporate purposes, including repayment of borrowings under the Credit Agreement.

15.Share-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s stock incentive plans. The plans include the balance of shares remaining under the 2022 Long Term Incentive Plan (the “2022 LTIP”), which was approved by shareholders in May of 2022 and amended in May of 2024 and authorizes 3,735,000 shares, the maximum aggregate number to be issued, plus any shares available for grant under prior long term incentive plans as of the date the 2022 LTIP was approved. Any shares subject to awards granted under the prior plans that expire or are cancelled, forfeited, exchanged, settled in cash or otherwise terminated roll into the 2022 LTIP. In general, the Company’s 2022 LTIP provides for grants of restricted stock and performance-based awards to be issued with a per-share price not less than the fair market value of a share of common stock on the date of grant. The Company accounts for forfeitures of awards as they are incurred.

In May 2024, shareholders approved the ESPP, which became effective on September 16, 2024. The Company has reserved a total of 1,000,000 shares under the ESPP, all of which are authorized and available for future issuance under the ESPP. The ESPP provides a means by which eligible employees of the Company are given an opportunity to purchase shares of common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. During the year ended December 31, 2024, there were no shares issued under the ESPP. The Company has an outstanding liability pertaining to the ESPP of $0.2 million as of December 31, 2024, included in accrued expenses, for employee contributions to the ESPP, pending issuance at the end of the offering period.

Restricted Stock

The following table summarizes the restricted stock activity under the Company’s equity incentive plans:

		Weighted
	Number	Average
	of	Fair Value
	Shares	Per Share
Nonvested at January 1, 2022	942,059	$3.97
Granted	1,603,434	$2.73
Vested	(806,241)	$2.90
Forfeited shares	(382,480)	$4.60
Nonvested at December 31, 2022	1,356,772	$2.96
Granted	1,031,853	$2.42
Vested	(782,949)	$2.83
Forfeited shares	(390,886)	$3.12
Nonvested at December 31, 2023	1,214,790	$2.53
Granted	830,059	$8.96
Vested	(432,889)	$4.25
Forfeited shares	(69,497)	$1.78
Nonvested at December 31, 2024	1,542,463	$5.55

On March 4, 2024, an employee of the Company was awarded a total of 2,197 shares of restricted common stock with a vesting period of three years and a fair value of $6.83 per share.

On March 20, 2024, the Company granted certain executives a total of 109,503 shares of restricted common stock with a vesting period of three years and a fair value of $8.36 per share.

On March 20, 2024, the Company granted certain executives a total of 205,322 performance-based units. The performance-based units will potentially vest 100% if the target is met, with 50% of the units to be earned based on the achievement of an objective, tiered return on invested capital, measured over a three-year performance period and 50% of the units to be earned based on the achievement of an objective, tiered return on relative total shareholder return, measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of the grants awarded related to the return on invested capital was $8.36 per share and the fair value of the grants awarded related to the relative total shareholder return was $14.22, valued using a Monte Carlo simulation.

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

On September 30, 2024, an employee of the Company was awarded a total of 2,475 shares of restricted common stock with a vesting period of three years and a fair value of $5.77 per share.

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

In May 2022, independent directors as well as Mr. Austin J. Shanfelter, the Company’s Executive Chairman, Interim Chief Executive Officer and Interim Chief Financial Officer, were awarded an aggregate of 623,655 shares of restricted common stock. The total number included 193,548 shares, which were awarded to the six independent directors and vested immediately on the date of the grant, as well as 430,107 shares of time-vested restricted stock units awarded to Mr. Shanfelter. In September 2022, 179,211 of the time-vested restricted stock units cliff vested and were settled in stock as a result of Mr. Shanfelter fulfilling his term as Interim Chief Executive Officer. In March 2023, the remaining 250,896 time-

vested restricted stock units cliff vested and were settled in stock as a result of Mr. Shanfelter fulfilling his term as Executive Chairman. The fair value on the date of the grant of all shares awarded in May 2022 was $2.79 per share.

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

Stock Options

The following table summarizes the stock option activity under the Company’s equity incentive plans:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of	Price	Life	Intrinsic
	Shares	Per Share	(Years)	Value
Outstanding at January 1, 2022	724,704	$7.41
Forfeited	(421,375)	$7.49
Outstanding at December 31, 2022	303,329	$7.29
Forfeited	(70,465)	$7.74
Outstanding at December 31, 2023	232,864	$7.15
Exercised	(136,549)	$6.57
Forfeited	(28,680)	$11.35
Outstanding at December 31, 2024	67,635	$6.56

Vested and expected to vest at December 31, 2024	67,635	$6.56	2.32	$66
Exercisable at December 31, 2024	67,635	$6.56	2.32	$66

For years ended December 31, 2024, 2023 and 2022, compensation expense related to share-based awards outstanding for the periods was $4.0 million, $2.0 million and $2.8 million, respectively. For the years ended December 31, 2024, 2023 and 2022, payments related to tax withholding for share-based compensation for certain officers of the Company were approximately $0.5 million, $0.5 million and $0.4 million, respectively.

In the year ended December 31, 2024, the Company received proceeds of approximately $0.9 million upon the exercise of 136,549 options. In the years ended December 31, 2023 and December 31, 2022, no stock options were exercised.

As of December 31, 2024, total unrecognized compensation expense related to unvested stock was approximately $7.1 million, which is expected to be recognized over a period of approximately 2.0 years.

	2024	2023	2022
Total intrinsic value of options exercised	$233	$—	$—
Total fair value of shares vested	$3,107	$2,407	$—

16.Employee Benefits

All of the Company’s employees except independent contractors, Associate Divers, the Associate Tugmasters, residents of Puerto Rico, and employees covered by a collective bargaining agreement, unless the agreement requires the employee to be included under the plan, are eligible to participate in the Company’s 401(k) Retirement Plan on the first day of any month following their date of hire. Each participant may contribute between 1% and 80% of eligible compensation on a pre-tax basis, Roth after-tax or a combination of pre-tax and Roth, up to the annual IRS limit. The Company matches 100% on the first 3% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Because the Plan is a Safe Harbor Plan, the money Orion contributes to employees’ accounts in the form of a match and any related earnings become theirs immediately upon receipt. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2024, 2023 and 2022 the Company contributed $2.9 million, $2.7 million and $1.4 million, respectively, in matching contributions.

The Company contributes to several multi-employer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;
●	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
●	If the Company chooses to stop participating in its multi-employer plans, it may be required to pay a withdrawal liability based on the underfunded status of the plan.

The following table presents the Company’s participation in these plans:

		Pension Protection							Expiration
		Act ("PPA")							of
	Employer	Certified Zone Status		FIP/RP					Collective
	Identification	(1)		Status	Contributions			Surcharge	Bargaining
Pension Trust Fund	Number	2024	2023	P/I (2)	2024	2023	2022	Imposed	Agreement
International Union of Operating Engineers - Employers Construction Industry Retirement Plan - Local 302 and 612 Trust Funds	91-6028571	Green	Green	N/A	$1,182	$1,340	$1,289	—	2027
Washington Laborers	91-6022315	Green	Green	N/A	$50	$137	$106	—	2027
Carpenters Retirement Plan of Western Washington Northwest	91-6029051	Green	Green	N/A	$681	$1,906	$1,717	—	2028
Carpenters Retirement Plan of Western Washington Southwest	95-3687194	Green	-	N/A	$128	$—	$—	—	2028
Western Conference of Teamsters Pension Trust Fund	91-6145047	Green	Green	N/A	$22	$46	$44	—	2027
Hawaii Operating Engineers Local 3 Trust Funds	81-3751949	Green	Green	N/A	$1,706	$121	$—	—	2029
Hawaii Regional Council of Carpenters	45-3998630	Green	Green	N/A	$1,542	$128	$—	—	2024
(1)	The most recent PPA zone status available in 2024 and 2023 is for the plan’s year end during 2023 and 2022, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)	The FIP/RP Status P/I column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending (“P”), or implemented (“I”).

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

The Company’s CODM, the Company’s President and Chief Executive Officer, evaluates segment performance and allocates resources based on segment operating income, which is defined as revenue less costs of contract revenues, segment-specific selling, general, and administrative (SG&A) expenses, and segment-specific gain on disposal of assets, net. The CODM also considers budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments.

Additionally, the CODM uses segment gross profit to evaluate projects and segment profit or loss from operations before interest and income taxes to assess segment performance. This assessment includes comparing the results of each segment and incorporating these evaluations in the compensation of certain employees. Interest expense, net, and income taxes are reviewed on a consolidated level rather than by individual segment.

Segment information for the periods presented is provided as follows:

	Year ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent

Marine	(dollar amounts in thousands)
Contract revenues	$521,250	100.0%	$395,917	100.0%	$339,213	100.0%
Cost of contract revenues	465,857	89.4%	355,777	89.9%	296,594	87.4%
Gross profit	55,393	10.6%	40,140	10.1%	42,619	12.6%
Selling, general and administrative expenses	54,491	10.5%	43,307	10.9%	36,909	10.9%
Gain on disposal of assets, net	(1,416)	(0.3)%	(6,837)	(1.7)%	(4,077)	(1.2)%
Operating income	$2,318	0.4%	$3,670	0.9%	$9,787	2.9%

Total assets	$316,199		$318,684		$239,369
Property and equipment, net	$81,342		$82,215		$91,390
Depreciation and amortization	$18,693		$18,219		$16,592
Capital expenditures	$12,187		$8,375		$13,323

Concrete
Contract revenues	$275,144	100.0%	$315,861	100.0%	$409,109	100.0%
Cost of contract revenues	239,377	87.0%	294,338	93.2%	400,986	98.0%
Gross profit	35,767	13.0%	21,523	6.8%	8,123	2.0%
Selling, general and administrative expenses	28,046	10.2%	26,124	8.3%	25,594	6.3%
Amortization of intangible assets	—	—%	427	0.1%	1,239	0.3%
Gain on disposal of assets, net	(1,482)	(0.5)%	(1,618)	(0.5)%	(893)	(0.2)%
Intangible asset impairment loss	—	—%	6,890	2.2%	—	—%
Operating income (loss)	$9,203	3.3%	$(10,300)	(3.3)%	$(17,817)	(4.4)%

Total assets	$101,118		$98,209		$127,786
Property and equipment, net	$4,756		$5,619		$9,587
Depreciation and amortization	$4,072		$5,659		$7,465
Capital expenditures	$1,904		$534		$1,261

There was $1.8 million, less than $0.1 million and $0.2 million in intersegment revenues between the Company’s two reportable segments for the years ended December 31, 2024, 2023 and 2022, respectively. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The marine segment had foreign revenues of $58.9 million, $36.1 million and $6.7 million for the years ended December 31, 2024,

2023 and 2022, respectively. These revenues are derived from projects in the Caribbean Basin and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

19.Leases

The Company has operating and finance leases for office space, equipment and vehicles. Leases recorded on the balance sheet consists of the following:

	December 31,	December 31,
Leases	2024	2023
Assets
Operating lease right-of-use assets, net (1)	$27,101	$25,696
Financing lease right-of-use assets, net (2)	25,806	23,602
Total assets	$52,907	$49,298
Liabilities
Current
Operating	$7,546	$9,254
Financing	10,580	8,665
Total current	18,126	17,919
Noncurrent
Operating	20,837	16,632
Financing	11,346	13,746
Total noncurrent	32,183	30,378
Total liabilities	$50,309	$48,297
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $25.6 million and $15.6 million as of December 31, 2024 and 2023 respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $17.0 million and $10.2 million as of December 31, 2024 and 2023, respectively.

Other information related to lease term and discount rate is as follows:

	December 31,	December 31,
	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	8.35	5.90
Financing leases	2.40	2.83
Weighted Average Discount Rate
Operating leases	10.66%	9.32%
Financing leases	8.74%	7.53%

The components of lease expense are as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease costs:
Operating lease cost	$12,581	$8,311	$5,012
Short-term lease cost (1)	4,151	2,044	1,754
Financing lease costs:
Interest on lease liabilities	1,750	1,189	767
Amortization of right-of-use assets	7,220	5,034	3,142
Total lease cost	$25,702	$16,578	$10,675
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,301	$8,404	$4,966
Operating cash flows for finance leases	$1,750	$1,189	$767
Financing cash flows for finance leases	$8,929	$4,791	$2,992
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$14,670	$18,081	$6,740
ROU assets obtained in exchange for new financing lease liabilities	$8,300	$13,997	$9,368

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2025	$8,584	$11,964
2026	612	7,128
2027	5,558	2,244
2028	4,352	1,193
2029	3,650	1,816
Thereafter	28,591	64
Total future minimum lease payments	51,347	24,409
Less - amount representing interest	22,964	2,483
Present value of future minimum lease payments	28,383	21,926
Less - current lease obligations	7,546	10,580
Long-term lease obligations	$20,837	$11,346

20.Related Party Transaction

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard.  The Company’s portion of work as a dedicated subcontractor totals $450.2 million.  For the years ended December 31, 2024 and 2023, the Company’s revenue related to the joint venture subcontract was approximately $199.4 million and $90.5 million, respectively.

21.Subsequent Event

On March 4, 2025, the Company executed Amendment No. 6 to the Loan Agreement with White Oak Commercial Finance, LLC and the Lenders party thereto. This amendment, among other things, (i) provides for a 50 basis-point reduction to pricing, (ii) lowers the required minimum liquidity from $20 million to $15 million, (iii) reduces the required consolidated fixed charge coverage ratio (“FCCR’) from not less than 1.10 to 1.00 to not less than 1.00 to 1.00 commencing the quarter ending September 30, 2025, (iv) modifies the calculation of financial covenants to include certain baskets and addbacks and (v) extends the maturity date to May 15, 2028 resetting the prepayment and make-whole.

ORION GROUP HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at the	Charged to		Balance at the
	Beginning of	Revenue, Cost		End of
Description	the Period	or Expense	Deduction	the Period
Year ended December 31, 2022
Allowance for credit losses	$323	$322	$39	$606
Deferred tax asset valuation allowance	$15,443	$2,114	$—	$17,557
Reserve for losses on uncompleted contracts	$34	$351	$32	$353
Year ended December 31, 2023
Allowance for credit losses	$606	$(109)	$136	$361
Deferred tax asset valuation allowance	$17,557	$3,238	$—	$20,795
Reserve for losses on uncompleted contracts	$353	$547	$347	$553
Year ended December 31, 2024
Allowance for credit losses	$361	$194	$—	$555
Deferred tax asset valuation allowance	$20,795	$1,275	$—	$22,070
Reserve for losses on uncompleted contracts	$553	$4	$552	$5