Form 10-Q
period 2025-03-31
Orion Group Holdings Inc
filed 2025-04-30
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 39,553,973 shares of common stock outstanding as of April 25, 2025.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended March 31, 2025

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$12,956	$28,316
Accounts receivable:
Trade, net of allowance for credit losses of $787 and $555, respectively	142,201	106,304
Retainage	35,165	35,633
Income taxes receivable	436	483
Other current	2,735	3,127
Inventory	2,130	1,974
Contract assets	63,580	84,407
Prepaid expenses and other	7,819	9,084
Total current assets	267,022	269,328
Property and equipment, net of depreciation	91,956	86,098
Operating lease right-of-use assets, net of amortization	23,984	27,101
Financing lease right-of-use assets, net of amortization	24,638	25,806
Inventory, non-current	7,421	7,640
Deferred income tax asset	17	17
Other non-current	1,272	1,327
Total assets	$416,310	$417,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$1,274	$426
Accounts payable:
Trade	110,057	97,139
Retainage	1,952	1,310
Accrued liabilities	20,302	26,294
Income taxes payable	493	507
Contract liabilities	42,756	47,371
Current portion of operating lease liabilities	5,700	7,546
Current portion of financing lease liabilities	11,135	10,580
Total current liabilities	193,669	191,173
Long-term debt, net of debt issuance costs	22,042	22,751
Operating lease liabilities	20,750	20,837
Financing lease liabilities	9,324	11,346
Other long-term liabilities	19,674	20,503
Deferred income tax liability	17	28
Total liabilities	265,477	266,638
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 40,255,806 and 39,681,597 issued; 39,544,575 and 38,970,366 outstanding at March 31, 2025 and December 31, 2024, respectively	403	397
Treasury stock, 711,231 shares, at cost, as of March 31, 2025 and December 31, 2024, respectively	(6,540)	(6,540)
Additional paid-in capital	222,075	220,513
Retained loss	(65,105)	(63,691)
Total stockholders’ equity	150,833	150,679
Total liabilities and stockholders’ equity	$416,310	$417,317

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three months ended March 31,
	2025	2024
Contract revenues	$188,653	$160,672
Costs of contract revenues	165,638	145,134
Gross profit	23,015	15,538
Selling, general and administrative expenses	22,545	18,999
Gain on disposal of assets, net	(363)	(337)
Operating income (loss)	833	(3,124)
Other (expense) income:
Other income	34	72
Interest income	193	17
Interest expense	(2,334)	(3,374)
Other expense, net	(2,107)	(3,285)
Loss before income taxes	(1,274)	(6,409)
Income tax expense (benefit)	140	(352)
Net loss	$(1,414)	$(6,057)

Basic loss per share	$(0.04)	$(0.19)
Diluted loss per share	$(0.04)	$(0.19)
Shares used to compute loss per share:
Basic	39,056,396	32,553,750
Diluted	39,056,396	32,553,750

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information) (Unaudited)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, January 1, 2025	39,681,597	$397	(711,231)	$(6,540)	$220,513	$(63,691)	$150,679
Share-based compensation	—	—	—	—	1,123	—	1,123
Exercise of stock options	15,000				108		108
Issuance of restricted stock	499,036	5	—	—	(5)	—	—
Employee share purchase plan issuance	71,133	1			336		337
Forfeiture of restricted stock	(10,960)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,414)	(1,414)
Balance, March 31, 2025	40,255,806	$403	(711,231)	$(6,540)	$222,075	$(65,105)	$150,833

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, January 1, 2024	33,260,011	$333	(711,231)	$(6,540)	$189,729	$(62,047)	$121,475
Share-based compensation	—	—	—	—	358	—	358
Exercise of stock options	46,322	—	—	—	294	—	294
Issuance of restricted stock	275,954	3	—	—	(3)	—	—
Forfeiture of restricted stock	(6,942)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,057)	(6,057)
Balance, March 31, 2024	33,575,345	$336	(711,231)	$(6,540)	$190,378	$(68,104)	$116,070

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,414)	$(6,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating activities:
Depreciation and amortization	3,175	4,208
Amortization of ROU operating leases	2,477	2,419
Amortization of ROU finance leases	2,228	1,811
Amortization of deferred debt issuance costs	395	553
Deferred income taxes	(11)	(9)
Share-based compensation	1,123	358
Gain on disposal of assets, net	(363)	(338)
Allowance for credit losses	232	4
Change in operating assets and liabilities:
Accounts receivable	(35,266)	15,202
Income tax receivable	47	—
Inventory	63	(387)
Prepaid expenses and other	1,319	2,169
Contract assets	20,827	10,548
Accounts payable	13,747	(29,399)
Accrued liabilities	(6,174)	(16,013)
Operating lease liabilities	(1,219)	(2,238)
Income tax payable	(14)	(196)
Contract liabilities	(4,615)	(5,460)
Net cash used in operating activities	(3,443)	(22,825)
Cash flows from investing activities:
Proceeds from sale of property and equipment	341	280
Purchase of property and equipment	(9,033)	(1,853)
Net cash used in investing activities	(8,692)	(1,573)
Cash flows from financing activities:
Borrowings on credit	3,047	1,554
Payments made on borrowings on credit	(3,148)	(1,679)
Payments on failed sales-leasebacks	(729)	—
Loan costs from Credit Agreement and prior credit facility	(323)	(100)
Payments of finance lease liabilities	(2,517)	(1,971)
Proceeds from issuance of common stock under ESPP	337	—
Exercise of stock options	108	294
Net cash used in financing activities	(3,225)	(1,902)
Net change in cash, cash equivalents and restricted cash	(15,360)	(26,300)
Cash, cash equivalents and restricted cash at beginning of period	28,316	30,938
Cash, cash equivalents and restricted cash at end of period	$12,956	$4,638

Cash paid during the period for:
Interest	$2,113	$1,652
Taxes, net of refunds	$118	$(148)

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. For the periods presented, there were no items of other comprehensive income, and therefore comprehensive loss is equal to net loss. Readers of this report should also read the Company’s consolidated financial statements, and the notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”) as well as Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in its 2024 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results realizable for the year ending December 31, 2025.

In connection with preparing consolidated financial statements for each annual and interim reporting period, the Company is required to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within the one year period following the date that the financial statements are issued.

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company is compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate (See Note 9). Significant assumptions used in the Company's forecasted model of liquidity include forecasted sales, costs, our ability to manage spending on capital expenditures, our ability to complete certain asset sales and collect claims and unapproved change order revenue. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months.

2.Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in "Note 2. Summary of Significant Accounting Policies" of its 2024 Annual Report on Form 10-K.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This will not impact our financial position or results of operations, but is expected to result in expanded tax disclosures in the full year financial statements for the year ended December 31, 2025.

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

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three months ended March 31,
	2025	2024
Marine Segment
Construction	$104,482	$88,789
Dredging	16,911	14,670
Specialty services	5,770	2,866
Marine segment contract revenues	$127,163	$106,325

Concrete Segment
Structural	$13,721	$11,573
Light commercial	47,769	42,774
Concrete segment contract revenues	$61,490	$54,347

Total contract revenues	$188,653	$160,672

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

The table below presents the concentrations of current receivables (trade and retainage) at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025		December 31, 2024
Federal Government	$43,336	24%	$19,874	14%
State Governments	16,835	10%	9,553	7%
Local Governments	28,977	16%	24,641	17%
Private Companies	89,005	50%	88,424	62%
Gross receivables	178,153	100%	142,492	100%
Allowance for credit losses	(787)		(555)
Net receivables	$177,366		$141,937

At March 31, 2025, the United States Navy, which is included in the Federal Government category, accounted for 21.8% of total current receivables. At December 31, 2024, the United States Navy, accounted for 11.1% of total current receivables.

Additionally, the table below represents concentrations of contract revenue by type of customer for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
	2025	%	2024	%
Federal Government	$41,884	22%	$53,382	33%
State Governments	28,961	15%	13,984	9%
Local Government	37,037	20%	28,973	18%
Private Companies	80,771	43%	64,333	40%
Total contract revenues	$188,653	100%	$160,672	100%

For the three months ended March 31, 2025, the United States Navy, which is included in the Federal Government category, accounted for 17.7% of total contract revenues. For the three months ended March 31, 2024, the United States Navy, which is included in the Federal Government category, accounted for 23.7% of total contract revenues.

With the exception of the Unites States Navy, the Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time. On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s portion of work as a dedicated subcontractor totals $454.5 million. For the three months ended March 31, 2025 and 2024, the Company’s revenue related to the joint venture subcontract was approximately $33.3 million and $38.0 million, respectively

The concrete segment primarily purchases concrete from select suppliers. The loss of any one of these suppliers could adversely impact short-term operations.

Contract revenues generated outside the United States totaled 6.3% and 6.0% of total revenues for the three months ended March 31, 2025 and 2024, respectively, and were primarily located in the Caribbean Basin.

5.Contracts in Progress

Contracts in progress are as follows at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Costs incurred on uncompleted contracts	$1,509,260	$1,561,338
Estimated earnings	204,590	211,439
	1,713,850	1,772,777
Less: Billings to date	(1,693,026)	(1,735,741)
	$20,824	$37,036
Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$63,580	$84,407
Contract liabilities	(42,756)	(47,371)
	$20,824	$37,036

Included in contract assets is approximately $17.1 million and $19.8 million at March 31, 2025 and December 31, 2024, respectively, related to claims and unapproved change orders. See Note 2 to the Company’s consolidated financial statements for discussion of the accounting for these claims.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of March 31, 2025, the aggregate amount of the remaining performance obligations was approximately $839.7 million. Of this amount, the current expectation of the Company is that it will recognize $644.7 million, or 77%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Automobiles and trucks	$1,789	$1,790
Building and improvements	39,411	39,401
Construction equipment	117,908	117,652
Vessels and other equipment	97,232	96,172
Office equipment	7,563	7,562
	263,903	262,578
Less: Accumulated depreciation	(211,560)	(209,234)
Net book value of depreciable assets	52,343	53,344
Construction in progress	14,665	7,806
Land	24,948	24,948
	$91,956	$86,098

For the three months ended March 31, 2025 and 2024, depreciation expense was $3.2 million and $4.2 million, respectively. Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 9).

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

The following table sets forth by level within the fair value hierarchy the Company’s recurring financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
March 31, 2025
Assets:
Cash surrender value of life insurance policy	$1,203	—	1,203	—
December 31, 2024
Assets:
Cash surrender value of life insurance policy	$1,222	—	1,222	—

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of March 31, 2025. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. These assets are included in the "Other non-current" asset section in the Company’s Condensed Consolidated Balance Sheets.

Other Fair Value Measurements

The fair value of the Company’s debt at March 31, 2025 and December 31, 2024 approximated its carrying value of $26.7 million and $26.8 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. If the Company’s debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

8.Accrued Liabilities

Accrued liabilities at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Accrued salaries, wages and benefits	$7,254	$13,931
Accrued liabilities expected to be covered by insurance	4,929	4,250
Sales taxes	2,435	1,605
Property taxes	749	1,814
Sale-leaseback arrangement	2,972	2,852
Accounting and audit fees	923	531
Interest	254	411
Other accrued expenses	786	900
Total accrued liabilities	$20,302	$26,294

9.Debt

On May 15, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with White Oak ABL, LLC and White Oak Commercial Finance, LLC, providing for a $65.0 million asset-based revolving credit facility (the “Revolver”) and a $38.0 million fixed asset term loan (the “Term Loan”). The Credit Agreement, as subsequently amended, matures on May 15, 2028 and is secured by substantially all of the assets of the Company and its subsidiaries, including fixed assets and accounts receivable.

The Credit Agreement is used to finance working capital and general corporate purposes, capital expenditures, permitted acquisitions and associated transaction fees, and to refinance existing indebtedness. Borrowings under the Revolver may be repaid and reborrowed, subject to the borrowing base and other conditions.

As amended, the Revolver and Term Loan bear interest at rates based on 30-day SOFR plus applicable margins, subject to a SOFR floor. As of the date of this filing, the applicable margin is 4.25% for the Revolver and 6.50% for the Term Loan, with a 4.00% SOFR floor.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on indebtedness, liens, investments, asset sales, and dividends, as well as financial maintenance covenants. The financial covenants, as amended, include a minimum Consolidated Fixed Charge Coverage Ratio and/or Consolidated EBITDA thresholds and a minimum liquidity requirement, each tested periodically.

The quarterly weighted average interest rate for the Credit Agreement, as of March 31, 2025 and March 31, 2024 was 11.25% and 13.09%, respectively.

The Company’s obligations under debt arrangements consisted of the following:

	March 31, 2025			December 31, 2024
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Other debt	$1,274	—	$1,274	$426	—	$426
Total current debt	1,274	—	1,274	426	—	426
Term loan - long-term	23,000	(3,426)	19,574	23,000	(3,666)	19,334
Other debt	2,468	—	2,468	3,417	—	3,417
Total long-term debt	25,468	(3,426)	22,042	26,417	(3,666)	22,751
Total debt	$26,742	$(3,426)	$23,316	$26,843	$(3,666)	$23,177

(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Credit Agreement and the termination and repayment of the Company’s prior credit facility.

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

As of March 31, 2025, the Company had no borrowings under the Revolver. The Company’s borrowing availability under the Revolver at March 31, 2025 was approximately $40.7 million.

During the three months ended March 31, 2025, the Company had borrowings and repayments of $3.0 million on the Revolver.

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

Under the Credit Agreement, the Company may not permit Liquidity (as defined in the Credit Agreement) to fall below $15.0 million (i) for more than three (3) consecutive Business Days (as defined in the Credit Agreement) nor (ii) as of the close of business on Friday of each week.

In addition, the Credit Agreement contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and, events constituting a change of control.

The Company was in compliance with all financial covenants under the amended agreement as of March 31, 2025.

Other debt

The Company has entered into debt agreements with Mobilease for the purpose of financing equipment purchased.  As of March 31, 2025 and December 31, 2024, the carrying value of this debt was $1.3 million and $1.4 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12.0 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of both March 31, 2025 and December 31, 2024, the carrying value of this debt was $2.4 million.

10.Other Long-Term Liabilities

Other long-term liabilities at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Sale-leaseback arrangement	$18,211	$19,001
Deferred compensation	1,112	1,194
Accrued liabilities expected to be covered by insurance	351	308
Total other long-term liabilities	$19,674	$20,503

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

On September 27, 2019, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its 17300 and 17140 Market Street location in Channelview, Texas for a purchase price of $19.1 million. Concurrent with the sale of the property, the Company entered into a fifteen-year lease agreement whereby the Company will lease back the property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the lease agreement, the Company has two consecutive options to extend the term of the lease by ten years for each such option. The transaction above was recorded as a failed sale-leaseback.

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

11.Income Taxes

Income tax expense (benefit) included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2025	2024
Income tax expense (benefit)	$140	$(352)
Effective tax rate	(11.0)%	5.5%

The effective rate for the three months ended March 31, 2025 differed from the Company’s statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company's effective tax rate is typically based on expected income for the calendar year, statutory rates and tax planning opportunities available. This estimated annual effective tax rate is then applied to year-to-date operations.  A small change in the year-to-date operations could result in a large change to the estimated annual effective tax rate.  Therefore, the Company’s effective tax rate for the period ending March 31, 2025, is based off actual year-to-date operations.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the period ended March 31, 2025 the Company evaluated all positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, management believes that a valuation allowance on the net deferred tax assets at March 31, 2025 remains appropriate.

12.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended March 31, 2025 and 2024, the Company had 55,302 and 222,075 securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three months ended March 31, 2025 and 2024. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods. The Company reported a net loss for the three months ended March 31, 2025 and March 31, 2024; therefore, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for such periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31,
	2025	2024
Basic:
Weighted average shares outstanding	39,056,396	32,553,750
Diluted:
Total basic weighted average shares outstanding	39,056,396	32,553,750
Effect of potentially dilutive securities:
Common stock options	—	—
Employee stock purchase plan	—	—
Total weighted average shares outstanding assuming dilution	39,056,396	32,553,750

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

In May 2024 shareholders approved the ESPP, which became effective on September 16, 2024. The Company has reserved a total of 1,000,000 shares under the ESPP, all of which are authorized and available for future issuance under the ESPP. The ESPP provides a means by which eligible employees of the Company are given an opportunity to purchase shares of common stock at a discount as permitted under the Internal Revenue Code of 1986, as amended. During the three months ended March 31, 2025, there were 71,133 shares issued under the ESPP generating proceeds to the Company of $0.3 million. The Company has an outstanding liability pertaining to the ESPP of less than $0.1 million as of March 31, 2025, included in accrued expenses, for employee contributions to the ESPP, pending issuance at the end of the offering period.

The table below presents the share-based compensation expense included in the Company’s accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2025	2024
Restricted stock awards	$733	$291
Performance stock units	307	67
Employee share purchase plan	83	—
Total share-based compensation expense	$1,123	$358

Under its approved long-term incentive plan, the Company grants share-based awards to its employees. The following table presents a summary of the Company’s unvested restricted stock awards and performance share units granted under the plan:

	Restricted stock awards		Performance stock units
		Weighted			Weighted
	Number	Average	Number		Average
	of	Fair Value	of		Fair Value
	Shares	Per Share	Shares		Per Share
Nonvested at December 31, 2024	1,008,232	$6.56	534,231		$3.65
Granted	205,963	$5.94	293,073		$7.17
Vested	(106,475)	$5.46	—		$—
Forfeited shares	(10,960)	$8.56	—		$—
Nonvested at March 31, 2025	1,096,760	$6.53	827,304	(1)	$4.89

(1)	A maximum of 1.6 million common shares could be awarded based upon the Company’s achievement of set performance-metrics.

On March 20, 2025, the Company granted certain executives a total of 293,073 performance-based units. The performance-based units will potentially vest 100% if the target is met, with 50% of the units to be earned based on the achievement of an absolute adjusted EBITDA target, measured over a three-year performance period and 50% of the units to be earned based on the achievement of an objective, tiered return on relative total shareholder return, measured over a three-year performance period. The Company evaluates the probability of achieving this each reporting period. The fair value of the grants awarded related to the adjusted EBITDA target was $5.89 per share and the fair value of the grants awarded related to the relative total shareholder return was $8.45 valued using a Monte Carlo simulation model.

The following table presents the assumptions related to the performance share units granted in 2025 related to the relative total shareholder return, as indicated in the previous summary table:

2025
Grant-date fair value	$5.89
Risk-free interest rate	3.86%
Volatility factor	65.52%
Contractual term (years)	2.78

In the three months ended March 31, 2025, there were 15,000 options exercised generating proceeds to the Company of $0.1 million. In the three months ended March 31, 2024, there were 46,322 options exercised generating proceeds to the Company of $0.3 million.

The following table presents a summary of the unrecognized compensation cost, and the related weighted average recognition period associated with unvested awards and units as of March 31, 2025:

	Restricted stock awards	Performance stock units
Unrecognized compensation cost	$5,486	$3,772
Weighted average period for recognition (years)	2.15	2.24

14.Commitments and Contingencies

The Company is involved in various legal and other proceedings that are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company’s financial condition, results of operations or cash flows. Management believes that it has recorded adequate accrued liabilities and believes that it has adequate insurance coverage or has meritorious defenses for these claims and contingencies.

15.Segment Information

The Company currently operates in two reportable segments: marine and concrete. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements prepared according to the segments presented. Management uses operating income to evaluate performance between the two segments.

Segment information for the periods presented is provided as follows:

	Three months ended March 31,
	2025		2024
	Amount	Percent	Amount	Percent

Marine	(dollar amounts in thousands)
Contract revenues	$127,163	100.0%	$106,325	100.0%
Cost of contract revenues	108,638	85.4%	100,120	94.2%
Gross profit	18,525	14.6%	6,205	5.8%
Selling, general and administrative expenses	13,918	10.9%	11,155	10.5%
Gain on disposal of assets, net	(171)	(0.1)%	(84)	(0.1)%
Operating income (loss)	$4,778	3.8%	$(4,866)	(4.6)%

Total assets	$322,937		$275,969
Property and equipment, net	$87,665		$80,261
Depreciation and amortization	$4,531		$4,930
Capital expenditures	$8,971		$1,507

Concrete
Contract revenues	$61,490	100.0%	$54,347	100.0%
Cost of contract revenues	57,000	92.7%	45,014	82.8%
Gross profit	4,490	7.3%	9,333	17.2%
Selling, general and administrative expenses	8,627	14.0%	7,844	14.5%
Gain on disposal of assets, net	(192)	(0.3)%	(253)	(0.5)%
Operating (loss) income	$(3,945)	(6.4)%	$1,742	3.2%

Total assets	$93,373		$87,615
Property and equipment, net	$4,291		$5,212
Depreciation and amortization	$872		$1,089
Capital expenditures	$62		$346

There were $1.0 million and $0.6 million in intersegment revenues between the Company’s two reportable segments for the three months ended March 31, 2025 and 2024, respectively. The marine segment had foreign revenues of $11.9 million and $9.6 million for the three months ended March 31, 2025 and 2024 respectively. These revenues are derived from projects in the Caribbean Basin and are paid primarily in U.S. dollars. There was no foreign revenue for the concrete segment.

16.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	March 31,	December 31,
Leases	2025	2024
Assets
Operating lease right-of-use assets, net (1)	$23,984	$27,101
Financing lease right-of-use assets, net (2)	24,638	25,806
Total assets	$48,622	$52,907
Liabilities
Current
Operating	$5,700	$7,546
Financing	11,135	10,580
Total current	16,835	18,126
Noncurrent
Operating	20,750	20,837
Financing	9,324	11,346
Total noncurrent	30,074	32,183
Total liabilities	$46,909	$50,309
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $28.0 million and $25.6 million as of March 31, 2025 and December 31, 2024, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $19.1 million and $17.0 million as of March 31, 2025 and December 31, 2024, respectively.

Other information related to lease term and discount rate is as follows:

	March 31,	December 31,
	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	8.88	8.35
Financing leases	2.22	2.40
Weighted Average Discount Rate
Operating leases	11.20%	10.66%
Financing leases	8.89%	8.74%

The components of lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease costs:
Operating lease cost	$3,135	$2,991
Short-term lease cost (1)	1,221	905
Financing lease costs:
Interest on lease liabilities	421	407
Amortization of right-of-use assets	2,228	1,811
Total lease cost	$7,005	$6,114
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,926	$2,810
Operating cash flows for finance leases	$421	$407
Financing cash flows for finance leases	$2,517	$1,971
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$924	$3,465
ROU assets obtained in exchange for new financing lease liabilities	$509	$3,789

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2025 (excluding the three months ended March 31, 2025)	$6,658	$9,228
2026	393	7,787
2027	5,348	2,361
2028	4,248	1,310
2029	3,650	1,835
Thereafter	28,591	64
Total future minimum lease payments	48,888	22,585
Less - amount representing interest	22,438	2,126
Present value of future minimum lease payments	26,450	20,459
Less - current lease obligations	5,700	11,135
Long-term lease obligations	$20,750	$9,324

17.Related Party Transaction

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s portion of work as a dedicated subcontractor totals $454.5 million. For the three months ended

March 31, 2025 and 2024, the Company’s revenue related to the joint venture subcontract was approximately $33.3 million and $38.0 million, respectively.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, challenges incurred by virtue of our position as a substantial subcontractor that reports to a significantly larger project contractor, levels of government funding or other governmental budgetary constraints, contract modifications and changes, including change orders and contract cancellation at the discretion of the customer, and the general economic impact of tariffs and trade wars. These and other important factors, including those described under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 may cause our actual results, performance- or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, this MD&A should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our 2024 Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

Orion Group Holdings, Inc. and subsidiaries (hereafter collectively referred to as the “Company”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through our marine segment and our concrete segment. Our marine segment provides construction and dredging services, including marine transportation facility construction, marine pipeline construction, marine environmental structures construction, dredging of waterways, channels and ports, environmental dredging, design, and specialty services related to marine construction, fabrication, and dredging. Our concrete segment provides turnkey concrete construction services, including concrete surface place and finish, site preparation, layout, forming, and rebar placement for large commercial, structural and other associated business areas. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

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

Backlog as of the periods ended below are as follows (in millions):

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Marine segment	$607.4	$582.8	$537.0	$567.1	$569.9
Concrete segment	232.3	146.3	153.5	191.3	186.7
Consolidated	$839.7	$729.1	$690.5	$758.4	$756.6

We are optimistic in our end-markets and in the opportunities that are emerging across our various marketplaces as evidenced by the $1.3 billion of quoted bids outstanding at quarter end, of which over $51 million were awarded but not fully contracted as of or awarded subsequent to March 31, 2025.

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

Income Statement Comparisons

Three months ended March 31, 2025 compared with three months ended March 31, 2024.

	Three months ended March 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(dollar amounts in thousands)
Contract revenues	$188,653	100.0%	$160,672	100.0%
Cost of contract revenues	165,638	87.8%	145,134	90.3%
Gross profit	23,015	12.2%	15,538	9.7%
Selling, general and administrative expenses	22,545	12.0%	18,999	11.8%
Gain on disposal of assets, net	(363)	(0.2)%	(337)	(0.2)%
Operating income (loss)	833	0.4%	(3,124)	(1.9)%
Other (expense) income:
Other income	34	—%	72	—%
Interest income	193	0.1%	17	—%
Interest expense	(2,334)	(1.2)%	(3,374)	(2.0)%
Other expense, net	(2,107)	(1.1)%	(3,285)	(2.0)%
Loss before income taxes	(1,274)	(0.7)%	(6,409)	(4.0)%
Income tax expense (benefit)	140	—%	(352)	(0.2)%
Net loss	$(1,414)	(0.7)%	$(6,057)	(3.8)%

Contract Revenues. Contract revenues for the three months ended March 31, 2025 of $188.7 million increased $28.0 million or 17.4% as compared to $160.7 million in the prior year period. The increase was primarily due to an increase in revenue from large marine construction contracts and new concrete projects.

Gross Profit. Gross profit was $23.0 million for the three months ended March 31, 2025 compared to $15.5 million in the prior year period, an increase of $7.5 million, or 48.1%. Gross profit in the quarter was 12.2% of total contract revenues as compared to 9.7% in the prior year period. The increases in gross profit dollars and margin were primarily driven by an improvement in indirect expenses in the marine segment as a result of a higher volume of work, partially offset by lower margins in the concrete segment which were primarily driven by normal seasonally lower productivity.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses were $22.5 million for the three months ended March 31, 2025 compared to $19.0 million in the prior year period, an increase of $3.5 million or 18.7%. As a percentage of total contract revenues, SG&A expenses increased to 12.0% from 11.8%. The increases in SG&A dollars and percentage reflect an increase in compensation expense and operating lease expense.

Gain on Disposal of Assets, net. During the three months ended March 31, 2025 and 2024 we realized $0.4 million and $0.3 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense (Benefit). We recorded tax expense of $0.1 million in the three months ended March 31, 2025, compared to tax benefit of $0.4 million in the prior year period. We expect near break-even operations for the full year ended December 31, 2025, such that a small change in the year-to-date operations could result in a large change to the estimated annual effective tax rate.  Therefore, our effective tax rate for the period ending March 31, 2025, is based off actual year-to-date operations.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues.

Three months ended March 31, 2025 compared with three months ended March 31, 2024.

	Three months ended March 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$100,222	78.8%	$92,935	87.4%
Private sector	26,941	21.2%	13,390	12.6%
Marine segment total	$127,163	100.0%	$106,325	100.0%
Concrete segment
Public sector	$7,661	12.5%	$3,404	6.3%
Private sector	53,829	87.5%	50,943	93.7%
Concrete segment total	$61,490	100.0%	$54,347	100.0%
Total	$188,653		$160,672

Operating income (loss)
Marine segment	$4,778	3.8%	$(4,866)	(4.6)%
Concrete segment	(3,945)	(6.4)%	1,742	3.2%
Total	$833		$(3,124)

Marine Segment

Revenues for our marine segment for the three months ended March 31, 2025 were $127.2 million compared to $106.3 million for the three months ended March 31, 2024, an increase of $20.9 million, or 19.6%. The increase was primarily due to an increase in revenue from large marine construction contracts.

Operating income for our marine segment for the three months ended March 31, 2025 was $4.8 million, compared to operating loss of $4.9 million for the three months ended March 31, 2024, an increase of $9.7 million. The increase in operating income was primarily related to an improvement in indirect expenses and more disciplined execution and bidding standards to exclude lower margin contracts.

Concrete Segment

Revenues for our concrete segment for the three months ended March 31, 2025 were $61.5 million compared to $54.3 million for the three months ended March 31, 2024, an increase of $7.2 million, or 13.1%. This increase was primarily due to new projects.

Operating loss for our concrete segment for the three months ended March 31, 2025 was $3.9 million, compared to operating income of $1.7 million for the three months ended March 31, 2024, a decrease of $5.6 million. This decrease was primarily driven by lower margins which were primarily driven by normal seasonally lower productivity.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At March 31, 2025, our working capital was $73.4 million, as compared to $78.2 million at December 31, 2024. As of March 31, 2025, we had unrestricted cash on hand of $13.0 million. Our borrowing availability under our revolving portion of our Credit Agreement at March 31, 2025 was approximately $40.7 million.

Our primary liquidity needs are to finance our working capital and fund capital expenditures. Historically, our sources of liquidity have been cash provided by our operating activities, sale of underutilized assets, and borrowings under our credit facilities. The assessment of our liquidity requires us to make estimates of future activity and judgments about whether we are compliant with financial covenant calculations under our debt and other agreements and have adequate liquidity to operate. Significant assumptions used in our forecasted model of liquidity include forecasted sales, costs, and capital expenditures, as well as expected timing and proceeds of planned real estate transactions. As of March 31, 2025, management believes the Company will have adequate liquidity for its operations for at least the next 12 months.

Cash Flow

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
Net loss	$(1,414)	$(6,057)
Adjustments to remove non-cash and non-operating items	9,256	9,006
Cash flow from net income after adjusting for non-cash and non-operating items	7,842	2,949
Change in operating assets and liabilities (working capital)	(11,285)	(25,774)
Cash flows used in operating activities	$(3,443)	$(22,825)
Cash flows used in investing activities	$(8,692)	$(1,573)
Cash flows used in financing activities	$(3,225)	$(1,902)

Capital expenditures (included in investing activities above)	$(9,033)	$(1,853)

Operating Activities. During the three months ended March 31, 2025 we used approximately $3.4 million of cash in our operating activities. The net cash outflow was comprised of $11.3 million of outflows related to changes in net working capital, partially offset by $7.9 million of cash inflows from net income, after adjusting for non-cash items. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $27.7 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period and a $1.2 million decrease in operating lease liabilities, partially offset by $16.2 million of cash inflows pursuant to the relative timing and significance of project progression and billings during the period, a $1.3 million inflow related to a decrease in prepaid expenses and other, and $0.1 million of other inflows.

Investing Activities. During the three months ended March 31, 2025, we used approximately $8.7 million of cash in our investing activities. Capital asset additions and betterments to our fleet were $9.0 million and $1.9 million in the three months ended March 31, 2025 and 2024, respectively. Proceeds from the sale of property and equipment were $0.3 million in  both the three months ended March 31, 2025 and March 31, 2024.

Financing Activities. During the three months ended March 31, 2025, we used approximately $3.2 million of cash in our financing activities. During the three months ended March 31, 2025, we had borrowings and repayments of $3.0 million on the White Oak revolving credit line, payments on finance lease liabilities of $2.5 million, payments made on failed sale-leaseback arrangements of $0.7 million, loan costs of $0.3 million and repayments of $0.1 million on other debt, partially offset by inflows of $0.3 million from proceeds from issuance of common stock under the employee stock purchase plan and $0.1 million from proceeds from stock option exercises.

Sources of Capital

On May 15, 2023, we entered into a new three-year $103.0 million Credit Agreement with White Oak which includes a $65.0 million asset based revolving credit line and a $38.0 million fixed asset term loan. Please see “Note 9 – Debt” in our unaudited condensed consolidated financial statements for a more detailed description of the Credit Facility.

We were in compliance with all financial covenants under the amended agreement as of March 31, 2025.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At March 31, 2025, the capacity under our current bonding arrangement was at least $1.1 billion, with approximately $535 million of projects being bonded. While we believe that our current bonding capacity is sufficient to satisfy current demand for our services, any new major project opportunities may require us to seek additional bonding capacity in the future. We believe our balance sheet and working capital position will allow us to access additional bonding capacity as needed in the future.

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

Interest rate risk

At March 31, 2025, we had $23.0 million in outstanding borrowings under our Credit Agreement, with a weighted average ending interest rate of 10.94%. Based on the amounts outstanding under our Credit Agreement as of March 31, 2025, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.2 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, we implemented new reporting systems and made changes to related internal controls. There have been no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For information about litigation involving us, see Note 15 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our 2024 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales or issuer purchases of equity securities in the period ended March 31, 2025.

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

3.2

Amended and Restated Bylaws of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2025 (File No. 001-33891)).

Exhibit Number	Description
10.1

Amendment No. 6 dated March 4, 2025, to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 5, 2025 (File No. 001-33891)).

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

ORION GROUP HOLDINGS, INC.

April 30, 2025	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

April 30, 2025	By:	/s/ Scott Thanisch
Scott Thanisch Executive Vice President and Chief Financial Officer