Form 10-Q
period 2025-06-30
Orion Group Holdings Inc
filed 2025-07-30
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 1-33891

ORION GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware State of Incorporation	26-0097459 IRS Employer Identification Number

2940 Riverby Road, Suite 400 Houston, Texas 77020 Address of Principal Executive Office	(713) 852-6500 Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	ORN	The New York Stock Exchange NYSE Texas

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

There were 39,735,245 shares of common stock outstanding as of July 25, 2025.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2025

Part

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,732	$28,316
Accounts receivable:
Trade, net of allowance for credit losses of $1,099 and $555, respectively	168,526	106,304
Retainage	43,944	35,633
Income taxes receivable	875	483
Other current	3,338	3,127
Inventory	1,841	1,974
Contract assets	50,951	84,407
Prepaid expenses and other	8,765	9,084
Total current assets	279,972	269,328
Property and equipment, net of accumulated depreciation	97,677	86,098
Operating lease right-of-use assets, net of accumulated amortization	23,708	27,101
Financing lease right-of-use assets, net of accumulated amortization	23,061	25,806
Inventory, non-current	6,954	7,640
Deferred income tax asset	17	17
Other non-current	1,334	1,327
Total assets	$432,723	$417,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$1,160	$426
Accounts payable:
Trade	111,125	97,139
Retainage	2,847	1,310
Accrued liabilities	22,610	26,294
Income taxes payable	2	507
Contract liabilities	48,762	47,371
Current portion of operating lease liabilities	5,549	7,546
Current portion of financing lease liabilities	10,997	10,580
Total current liabilities	203,052	191,173
Long-term debt, net of debt issuance costs	32,268	22,751
Operating lease liabilities	21,030	20,837
Financing lease liabilities	7,665	11,346
Other long-term liabilities	15,484	20,503
Deferred income tax liability	30	28
Total liabilities	279,530	266,638
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 40,446,476 and 39,681,597 issued; 39,735,245 and 38,970,366 outstanding at June 30, 2025 and December 31, 2024, respectively	404	397
Treasury stock, 711,231 shares, at cost, as of June 30, 2025 and December 31, 2024, respectively	(6,540)	(6,540)
Additional paid-in capital	223,593	220,513
Retained loss	(64,264)	(63,691)
Total stockholders’ equity	153,193	150,679
Total liabilities and stockholders’ equity	$432,723	$417,317

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contract revenues	$205,286	$192,167	$393,939	$352,839
Costs of contract revenues	179,489	173,886	345,127	319,020
Gross profit	25,797	18,281	48,812	33,819
Selling, general and administrative expenses	22,774	21,135	45,319	40,134
Gain on disposal of assets, net	(409)	(86)	(772)	(423)
Operating income (loss)	3,432	(2,768)	4,265	(5,892)
Other (expense) income:
Interest expense	(2,920)	(3,345)	(5,254)	(6,719)
Other income	117	127	344	216
Other expense, net	(2,803)	(3,218)	(4,910)	(6,503)
Income (loss) before income taxes	629	(5,986)	(645)	(12,395)
Income tax (benefit) expense	(212)	617	(72)	265
Net income (loss)	$841	$(6,603)	$(573)	$(12,660)

Basic income (loss) per share	$0.02	$(0.20)	$(0.01)	$(0.39)
Diluted income (loss) per share	$0.02	$(0.20)	$(0.01)	$(0.39)
Shares used to compute income (loss) per share:
Basic	39,765,051	33,111,987	39,412,681	32,832,868
Diluted	39,791,164	33,111,987	39,412,681	32,832,868

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information) (Unaudited)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, January 1, 2025	39,681,597	$397	(711,231)	$(6,540)	$220,513	$(63,691)	$150,679
Share-based compensation	—	—	—	—	1,123	—	1,123
Exercise of stock options	15,000				108		108
Issuance of restricted stock	499,036	5	—	—	(5)	—	—
Employee share purchase plan issuance	71,133	1			336		337
Forfeiture of restricted stock	(10,960)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,414)	(1,414)
Balance, March 31, 2025	40,255,806	$403	(711,231)	$(6,540)	$222,075	$(65,105)	$150,833
Share-based compensation	—	—	—	—	1,519	—	1,519
Exercise of stock options	—	—	—	—	—	—	—
Issuance of restricted stock	454,630	4	—	—	(4)	—	—
Employee share purchase plan issuance	—	—	—	—	—	—	—
Forfeiture of restricted stock	(263,960)	(3)	—	—	3	—	—
Net income	—	—	—	—	—	841	841
Balance, June 30, 2025	40,446,476	$404	(711,231)	$(6,540)	$223,593	$(64,264)	$153,193

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, January 1, 2024	33,260,011	$333	(711,231)	$(6,540)	$189,729	$(62,047)	$121,475
Share-based compensation	—	—	—	—	358	—	358
Exercise of stock options	46,322	—	—	—	294	—	294
Issuance of restricted stock	275,954	3	—	—	(3)	—	—
Forfeiture of restricted stock	(6,942)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,057)	(6,057)
Balance, March 31, 2024	33,575,345	$336	(711,231)	$(6,540)	$190,378	$(68,104)	$116,070
Share-based compensation	—	—	—	—	1,556	—	1,556
Exercise of stock options	10,246	—	—	—	74	—	74
Issuance of restricted stock	508,910	5	—	—	(5)	—	—
Forfeiture of restricted stock	(8,331)	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(3,984)	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	(6,603)	(6,603)
Balance, June 30, 2024	34,082,186	$341	(711,231)	$(6,540)	$191,969	$(74,707)	$111,063

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(573)	$(12,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating activities:
Depreciation and amortization	6,274	8,326
Amortization of ROU operating leases	4,848	4,912
Amortization of ROU finance leases	4,360	3,664
Amortization of deferred debt issuance costs	612	995
Deferred income taxes	2	(38)
Share-based compensation	2,642	1,914
Gain on disposal of assets, net	(772)	(423)
Allowance for credit losses	544	162
Change in operating assets and liabilities:
Accounts receivable	(71,339)	(28,135)
Income tax receivable	(392)	(70)
Inventory	819	(261)
Prepaid expenses and other	312	723
Contract assets	33,456	10,910
Accounts payable	13,636	7,291
Accrued liabilities	(1,141)	(14,160)
Operating lease liabilities	(3,179)	(4,492)
Income tax payable	(505)	166
Contract liabilities	1,391	(16,981)
Net cash used in operating activities	(9,005)	(38,157)
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,189	354
Purchase of property and equipment	(16,165)	(6,487)
Net cash used in investing activities	(14,976)	(6,133)
Cash flows from financing activities:
Borrowings on Credit Facility	77,007	29,216
Payments on Credit Facility	(67,212)	(6,809)
Payments on failed sale-leasebacks	(7,204)	—
Loan costs from Credit Agreement and prior credit facility	(323)	(343)
Payments of finance lease liabilities	(5,316)	(4,209)
Proceeds from issuance of common stock under ESPP	337	—
Payments related to tax withholding for share-based compensation	—	(34)
Exercise of stock options	108	368
Net cash (used in) provided by financing activities	(2,603)	18,189
Net change in cash, cash equivalents and restricted cash	(26,584)	(26,101)
Cash, cash equivalents and restricted cash at beginning of period	28,316	30,938
Cash, cash equivalents and restricted cash at end of period	$1,732	$4,837

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,504	$2,597
Taxes, net of refunds	$824	$206
Noncash investing activity:
Purchase of property and equipment in accounts payable	$2,118	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Thousands, Except Share and per Share Amounts)

(Unaudited)

1.Description of Business and Basis of Presentation

Description of Business

Orion Group Holdings, Inc. and its subsidiaries (hereafter collectively referred to as the “Company”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through our marine and concrete segments. We are headquartered in Houston, Texas with regional offices throughout our operating areas.

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Accordingly, these financial statements do not include certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and should be read together with our 2024 Annual Report on Form 10-K. For the periods presented, there were no items of other comprehensive income.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results realizable for the year ending December 31, 2025.

2.Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. The amendments require entities to provide enhanced disaggregation of certain expense categories presented in the income statement, including details on significant components within those categories, to provide greater transparency and decision-useful information to users of financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the disclosures within its consolidated financial statements.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marine Segment
Construction	$114,830	$116,025	$219,312	$204,814
Dredging	17,700	12,077	34,611	26,747
Specialty services	2,772	2,851	8,542	5,717
Marine segment contract revenues	$135,302	$130,953	$262,465	$237,278

Concrete Segment
Structural	$12,582	$16,895	$26,303	$28,468
Light commercial	57,402	44,319	105,171	87,093
Concrete segment contract revenues	$69,984	$61,214	$131,474	$115,561

Total contract revenues	$205,286	$192,167	$393,939	$352,839

The Company has determined that it has two reportable segments as described in Note 15, but has disaggregated its contract revenues in the above chart in terms of services provided within such segments. Additionally, both the marine and concrete segments have limited contracts with multiple performance obligations. The Company’s contracts are often estimated and bid as one project and performance is evaluated as one project, not by individual services performed by each.

Additionally, the table below represents contract revenue by type of customer for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	%	2024	%	2025	%	2024	%
Federal Government	$39,429	19%	$67,021	35%	$81,313	21%	$120,403	34%
State Governments	36,322	18%	15,453	8%	65,283	17%	29,437	8%
Local Government	43,127	21%	26,892	14%	80,164	20%	55,865	16%
Private Companies	86,408	42%	82,801	43%	167,179	42%	147,134	42%
Total contract revenues	$205,286	100%	$192,167	100%	$393,939	100%	$352,839	100%

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s joint venture with Dragados/Hawaiian Dredging is a related-party transaction. The Company’s portion of work as a dedicated subcontractor totals $458.7 million.

For the three months ended June 30, 2025 and 2024, the United States Navy, included in the Federal Government category, accounted for 16.4% and 28.9% of total contract revenues, respectively. For the six months ended June 30, 2025 and 2024, the United States Navy, included in the Federal Government category, accounted for 16.9% and 26.5% of total contract revenues, respectively.

For the three months ended June 30, 2025 and 2024, the Company’s revenue related to the joint venture subcontract was approximately $33.3 million and $55.5 million, respectively. For the six months ended June 30, 2025 and 2024, the Company’s revenue related to the joint venture subcontract was approximately $66.6 million and $93.5 million, respectively.

The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time.

Contract revenues generated outside the United States totaled 5.6% and 8.6% of total revenues for the three months ended June 30, 2025 and 2024, respectively, and 5.9% and 7.4% for the six months ended June 30, 2025 and 2024, respectively, and were primarily located in the Caribbean Basin.

4.Concentration of Risk and Enterprise-Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner.

The table below presents the concentrations of current receivables (trade and retainage) at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025		December 31, 2024
Federal Government	$56,499	26%	$19,874	14%
State Governments	19,692	9%	9,553	7%
Local Governments	36,760	17%	24,641	17%
Private Companies	100,618	48%	88,424	62%
Gross receivables	213,569	100%	142,492	100%
Allowance for credit losses	(1,099)		(555)
Net receivables	$212,470		$141,937

At June 30, 2025, the United States Navy, which is included in the Federal Government category, accounted for 25.8% of total current receivables. At December 31, 2024, the United States Navy, accounted for 11.1% of total current receivables.

5.Contracts in Progress

Contracts in progress are as follows at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Costs incurred on uncompleted contracts	$1,730,265	$1,561,338
Estimated earnings	246,552	211,439
	1,976,817	1,772,777
Less: Billings to date	(1,974,628)	(1,735,741)
	$2,189	$37,036
Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$50,951	$84,407
Contract liabilities	(48,762)	(47,371)
	$2,189	$37,036

Included in contract assets is approximately $5.0 million and $19.8 million at June 30, 2025 and December 31, 2024, respectively, related to claims and unapproved change orders.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of June 30, 2025, the aggregate amount of the remaining performance obligations was approximately $745.7 million. Of this amount, the current expectation of the Company is that it will recognize $618.3 million, or 83%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Construction equipment	$117,409	$117,652
Vessels and other equipment	103,878	96,173
Building and improvements	38,701	39,401
Automobiles and trucks	2,080	1,790
Office equipment	1,786	7,562
	263,854	262,578
Less: Accumulated depreciation	(206,833)	(209,234)
Net book value of depreciable assets	57,021	53,344
Construction in progress	15,708	7,806
Land	24,948	24,948
Property and equipment, net of depreciation	$97,677	$86,098

Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Condensed Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement as discussed in Note 9. Substantially all of the Company’s long-lived assets are located in the United States.

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of June 30, 2025. These policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The fair value of the cash surrender value of these policies at June 30, 2025 and December 31, 2024 was $1.3 million and $1.2 million, respectively. These assets are included in the "Other non-current" asset section in the Company’s Condensed Consolidated Balance Sheets.

Other Fair Value Measurements

The fair value of the Company’s debt at June 30, 2025 and December 31, 2024 approximated its carrying value of $36.6 million and $26.8 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity.

8.Accrued Liabilities

Accrued liabilities at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Accrued salaries, wages and benefits	$12,546	$13,931
Accrued liabilities expected to be covered by insurance	3,434	4,250
Sales taxes	2,210	1,605
Property taxes	1,271	1,814
Sale-leaseback arrangement	1,005	2,852
Other accrued expenses	2,144	1,842
Total accrued liabilities	$22,610	$26,294

9.Debt

The Company’s obligations under debt arrangements consisted of the following:

	June 30, 2025			December 31, 2024
		Debt Issuance			Debt Issuance
	Principal	Costs(1)	Total	Principal	Costs(1)	Total
Other debt	$1,160	—	$1,160	$426	—	$426
Total current debt	1,160	—	1,160	426	—	426
Revolver	10,000	(972)	9,028	—	—	—
Term loan	23,000	(2,237)	20,763	23,000	(3,666)	19,334
Other debt	2,477	—	2,477	3,417	—	3,417
Total long-term debt	35,477	(3,209)	32,268	26,417	(3,666)	22,751
Total debt	$36,637	$(3,209)	$33,428	$26,843	$(3,666)	$23,177

(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Credit Agreement and the termination and repayment of the Company’s prior credit facility.

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

As of June 30, 2025, the Company had $10.0 million in borrowings under the Revolver. The Company’s borrowing availability under the Revolver at June 30, 2025 was approximately $21.9 million.

The Credit Agreement is used to finance working capital and general corporate purposes, capital expenditures, permitted acquisitions and associated transaction fees, and to refinance existing indebtedness. Borrowings under the Revolver may be repaid and reborrowed, subject to the borrowing base and other conditions.

As amended, the Revolver and Term Loan bear interest at rates based on 30-day SOFR plus applicable margins, subject to a SOFR floor. As of June 30, 2025, the applicable margin is 4.25% for the Revolver and 6.50% for the Term Loan, with a 4.00% SOFR floor.

The quarterly weighted average interest rate for the Credit Agreement, as of June 30, 2025 and 2024 was 10.46% and 12.07%, respectively.

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

The Company was in compliance with all financial covenants under the Credit Agreement as of June 30, 2025.

Other debt

The Company has entered into debt agreements with Mobilease for the purpose of financing equipment purchased.  As of June 30, 2025 and December 31, 2024, the carrying value of this debt was $1.2 million and $1.4 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12.0 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of both June 30, 2025 and December 31, 2024, the carrying value of this debt was $2.4 million.

10.Other Long-Term Liabilities

Other long-term liabilities at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Sale-leaseback arrangement	$13,917	$19,001
Deferred compensation	1,175	1,194
Other	392	308
Total other long-term liabilities	$15,484	$20,503

Sale-Leaseback Arrangements

On May 15, 2023, the Company entered into a $13.0 million sale-leaseback of certain equipment pursuant to which the Company leased-back the equipment for terms ranging from one to three years. The transaction above was recorded as a failed sale-leaseback.

Concurrent with the sale of Company’s Port Lavaca South Yard property, the Company entered into a twenty-year lease agreement whereby the Company leased back the property at an annual rental rate of approximately $1.1 million, subject to annual rent increases of 2.5%. Under the lease agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. The portion of the above transaction related to the building was recorded as a failed sale-leaseback.

On September 27, 2019, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its 17300 and 17140 Market Street location in Channelview, Texas for a purchase price of $19.1 million. Concurrent with the sale of the property, the Company entered into a fifteen-year lease agreement whereby the Company leased back the property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the lease agreement, the Company has two consecutive options to extend the term of the lease by ten years for each such option. The transaction above was recorded as a failed sale-leaseback.

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

Income tax (benefit) expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income tax (benefit) expense	$(212)	$617	$(72)	$265
Effective tax rate	(33.7)%	(10.3)%	11.2%	(2.1)%

The effective rate for the three and six months ended June 30, 2025 differed from the Company’s statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the three and six months ended June 30, 2025 the Company evaluated positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, management believes that a valuation allowance on the net deferred tax assets at June 30, 2025 remains appropriate.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions, that may impact our tax rate such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company is currently assessing the potential impact on its consolidated financial statements.

12.Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents during each period net income is generated. For the three months ended June 30, 2025 and 2024, the Company had 48,940 and 181,025 shares, respectively, that were potentially dilutive in earnings per share calculations. For the six months ended June 30, 2025 and 2024, the Company had 52,103 and 201,550 shares, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and six months ended June 30, 2025 and 2024. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods. The Company reported a net loss for the three months ended June 30, 2024 and the six months ended June 30, 2025 and 2024; therefore, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for such periods.

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic:		.
Weighted average shares outstanding	39,765,051	33,111,987	39,412,681	32,832,868
Diluted:
Total basic weighted average shares outstanding	39,765,051	33,111,987	39,412,681	32,832,868
Effect of potentially dilutive securities:
Common stock options	9,354	—	—	—
Employee stock purchase plan	16,759	—	—	—
Total weighted average shares outstanding assuming dilution	39,791,164	33,111,987	39,412,681	32,832,868

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

In May 2024 shareholders approved the ESPP, which became effective on September 16, 2024. The Company has reserved a total of 1,000,000 shares under the ESPP, all of which are authorized and available for future issuance under the ESPP. During the six months ended June 30, 2025, there were 71,133 shares issued under the ESPP generating proceeds to the Company of $0.3 million. The Company has an outstanding liability pertaining to the ESPP of $0.3 million as of June 30, 2025, included in accrued expenses, for employee contributions to the ESPP, pending issuance at the end of the offering period.

The table below presents the share-based compensation expense included in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock awards	$1,456	$1,186	$2,189	$1,477
Performance stock units	(25)	370	282	437
Employee share purchase plan	88	—	171	—
Total share-based compensation expense	$1,519	$1,556	$2,642	$1,914

Under its approved long-term incentive plan, the Company grants share-based awards to its employees. The following table presents a summary of the Company’s unvested restricted stock awards and performance share units granted under the plan:

	Restricted stock awards		Performance stock units
		Weighted			Weighted
	Number	Average	Number		Average
	of	Fair Value	of		Fair Value
	Shares	Per Share	Shares		Per Share
Nonvested at December 31, 2024	1,008,232	$6.56	534,231		$3.65
Granted	205,963	$5.94	293,073		$7.17
Vested	(106,475)	$5.46	—		$—
Forfeited shares	(10,960)	$8.56	—		$—
Nonvested at March 31, 2025	1,096,760	$6.53	827,304		$4.89
Granted	454,630	$8.61	—		$—
Vested	(208,108)	$9.11	—		$—
Forfeited shares	(68,943)	$6.73	(195,017)		$4.56
Nonvested at June 30, 2025	1,274,339	$6.84	632,287	[1]	$5.00

(1)	A maximum of 1.2 million common shares could be awarded based upon the Company’s achievement of set performance-metrics.

On March 20, 2025, the Company granted certain executives a total of 293,073 performance-based units. The performance-based units will potentially vest 100% if the target is met, with 50% of the units to be earned based on the achievement of an absolute adjusted EBITDA target, measured in the final year of a three-year performance period and 50% of the units to be earned based on the achievement of an objective, tiered return on relative total shareholder return, measured over a three-year performance period. The Company evaluates the probability of achieving targeted award levels each reporting period. The fair value of the grants awarded related to the adjusted EBITDA target was $5.89 per share and the fair value of the grants awarded related to the relative total shareholder return target was $8.45 valued using a Monte Carlo simulation model.

The following table presents the assumptions related to the performance share units granted in 2025 related to the relative total shareholder return, as indicated in the previous summary table:

2025
Grant-date fair value	$5.89
Risk-free interest rate	3.86%
Volatility factor	65.52%
Contractual term (years)	2.78

In the six months ended June 30, 2025, there were 15,000 options exercised generating proceeds to the Company of $0.1 million. In the three months ended June 30, 2024, there were 10,246 options exercised generating proceeds to the Company of $0.1 million. In the six months ended June 30, 2024, there were 56,568 options exercised generating proceeds to the Company of $0.4 million.

The following table presents a summary of the unrecognized compensation cost, and the related weighted average recognition period associated with unvested awards and units as of June 30, 2025:

	Restricted stock awards	Performance stock units
Unrecognized compensation cost	$7,475	$2,815
Weighted average period for recognition (years)	2.34	1.90

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

15.Segment Information

The Company has determined that it has two reportable segments pursuant to ASC Topic 280, Segment Reporting. The tools used by the chief operating decision maker (“CODM”) to allocate resources and assess performance are based on two reportable and operating segments: marine and concrete, which operate under the Orion brand and logo.

In making this determination, the Company considered the similar economic characteristics of each segment’s operations, including internal processes, customer base, regulatory oversight, and macroeconomic factors that drive each. Both the marine and concrete segments have a single individual responsible for managing the entire segment. Resources are allocated by segment and financial and budgetary information is compiled and reviewed by segment.

Marine Segment

Our marine segment provides construction, dredging and specialty services. Construction services include construction, restoration, maintenance, dredging and repair of marine transportation facilities, marine pipelines, bridges and causeways and marine environmental structures. Dredging services generally enhance or preserve the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Specialty services include design, salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair.

Concrete Segment

Our concrete segment provides turnkey concrete construction services, including concrete surface place and finish, site preparation, layout, forming, and rebar placement for large commercial, structural and other associated business areas.

Segment information for the periods presented is provided as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	Amount	Amount	Amount	Amount

Marine	(dollar amounts in thousands)		(dollar amounts in thousands)
Contract revenues	$135,302	$130,953	$262,465	$237,278
Cost of contract revenues	115,156	120,878	223,794	220,998
Gross profit	20,146	10,075	38,671	16,280
Selling, general and administrative expenses	14,141	15,604	28,059	26,759
Gain on disposal of assets, net	(225)	(62)	(396)	(146)
Operating income (loss)	$6,230	$(5,467)	$11,008	$(10,333)

Total assets	$345,833	$322,031	$345,833	$322,031
Property and equipment, net	$93,676	$80,115	$93,676	$80,115
Depreciation and amortization	$4,373	$4,922	$8,904	$9,852
Capital expenditures	$6,875	$3,269	$15,846	$4,776

Concrete
Contract revenues	$69,984	$61,214	$131,474	$115,561
Cost of contract revenues	64,333	53,008	121,333	98,022
Gross profit	5,651	8,206	10,141	17,539
Selling, general and administrative expenses	8,633	5,531	17,260	13,375
Gain on disposal of assets, net	(184)	(24)	(376)	(277)
Operating (loss) income	$(2,798)	$2,699	$(6,743)	$4,441

Total assets	$86,890	$91,988	$86,890	$91,988
Property and equipment, net	$4,001	$5,860	$4,001	$5,860
Depreciation and amortization	$858	$1,049	$1,730	$2,138
Capital expenditures	$257	$1,365	$319	$1,711

There were $0.6 million and $1.1 million in intersegment revenues between the Company’s two reportable segments for the three months ended June 30, 2025 and 2024, respectively. There were $1.6 million and $1.7 million in intersegment revenues between the Company’s two reportable segments for the six months ended June 30, 2025 and 2024, respectively.

16.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	June 30,	December 31,
Leases	2025	2024
Assets
Operating lease right-of-use assets, net (1)	$23,708	$27,101
Financing lease right-of-use assets, net (2)	23,061	25,806
Total assets	$46,769	$52,907
Liabilities
Current
Operating	$5,549	$7,546
Financing	10,997	10,580
Total current	16,546	18,126
Noncurrent
Operating	21,030	20,837
Financing	7,665	11,346
Total noncurrent	28,695	32,183
Total liabilities	$45,241	$50,309
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $30.4 million and $25.6 million as of June 30, 2025 and December 31, 2024, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $21.3 million and $17.0 million as of June 30, 2025 and December 31, 2024, respectively.

Other information related to lease term and discount rate is as follows:

	June 30,	December 31,
	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	8.79	8.35
Financing leases	2.20	2.40
Weighted Average Discount Rate
Operating leases	11.39%	10.66%
Financing leases	9.15%	8.74%

The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease costs:
Operating lease cost	$3,071	$3,051	$6,206	$6,042
Short-term lease cost (1)	1,451	945	2,672	1,850
Financing lease costs:
Interest on lease liabilities	449	424	870	831
Amortization of right-of-use assets	2,132	1,853	4,360	3,664
Total lease cost	$7,103	$6,273	$14,108	$12,387
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,638	$5,656
Operating cash flows for finance leases	$870	$831
Financing cash flows for finance leases	$5,316	$4,209
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$2,287	$13,815
ROU assets obtained in exchange for new financing lease liabilities	$2,182	$4,208

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2025 (excluding the six months ended June 30, 2025)	$4,445	$6,138
2026	1,771	8,195
2027	5,744	2,769
2028	4,403	1,442
2029	3,678	2,133
Thereafter	28,591	64
Total future minimum lease payments	48,632	20,741
Less - amount representing interest	22,053	2,079
Present value of future minimum lease payments	26,579	18,662
Less - current lease obligations	5,549	10,997
Long-term lease obligations	$21,030	$7,665

1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Orion Group Holdings, Inc. and its subsidiaries (hereafter collectively referred to as the “Company”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through our marine segment and our concrete segment.

Our marine segment provides construction, dredging and specialty services. Construction services include construction, restoration, maintenance, dredging and repair of marine transportation facilities, marine pipelines, bridges and causeways and marine environmental structures. Dredging services generally enhance or preserve the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Specialty services include design, salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair.

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

Backlog as of the periods ended below are as follows (in millions):

	June 30, 2025	December 31, 2024
Marine segment	$554.8	$582.8
Concrete segment	190.9	146.3
Consolidated	$745.7	$729.1

Backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Income Statement Comparisons

Three months ended June 30, 2025 compared with three months ended June 30, 2024.

	Three Months Ended June 30,
	2025	2024
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues	$205,286	$192,167
Cost of contract revenues	179,489	173,886
Gross profit	25,797	18,281
Selling, general and administrative expenses	22,774	21,135
Gain on disposal of assets, net	(409)	(86)
Operating income (loss)	3,432	(2,768)
Other (expense) income:
Interest expense	(2,920)	(3,345)
Other income	117	127
Other expense, net	(2,803)	(3,218)
Income (loss) before income taxes	629	(5,986)
Income tax (benefit) expense	(212)	617
Net income (loss)	$841	$(6,603)

Contract Revenues. Contract revenues for the three months ended June 30, 2025 of $205.3 million increased $13.1 million, or 6.8%, as compared to $192.2 million in the prior year period. The increase was primarily due to new awards and higher volume across the marine and concrete segments.

Gross Profit. Gross profit was $25.8 million for the three months ended June 30, 2025 compared to $18.3 million in the prior year period, an increase of $7.5 million, or 41.1%. The increase in gross profit was primarily driven by increased revenue, improvement in marine projects, and reduced indirect expenses, partially offset by favorable concrete project close-outs in 2024 that did not reoccur in 2025.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses were $22.8 million for the three months ended June 30, 2025 compared to $21.1 million in the prior year period, an increase of $1.7 million or 7.8%. The increase in SG&A was primarily due to increased spending to support business growth.

Gain on Disposal of Assets, net. During the three months ended June 30, 2025 and 2024 we realized $0.4 million and $0.1 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax (Benefit) Expense. We recorded a tax benefit of $0.2 million in the three months ended June 30, 2025, compared to a tax expense of $0.6 million in the prior year period. Our effective tax rate for the three months ended June 30, 2025 differs from the federal statutory rate primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Six months ended June 30, 2025 compared with six months ended June 30, 2024.

	Six Months Ended June 30,
	2025	2024
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues	$393,939	$352,839
Cost of contract revenues	345,127	319,020
Gross profit	48,812	33,819
Selling, general and administrative expenses	45,319	40,134
Gain on disposal of assets, net	(772)	(423)
Operating income (loss) from operations	4,265	(5,892)
Other (expense) income:
Interest expense	(5,254)	(6,719)
Other income	344	216
Other expense, net	(4,910)	(6,503)
Loss before income taxes	(645)	(12,395)
Income tax (benefit) expense	(72)	265
Net loss	$(573)	$(12,660)

Contract Revenues. Contract revenues for the six months ended June 30, 2025 of $393.9 million increased $41.1 million or 11.6% as compared to $352.8 million in the prior year period. The increase was primarily due to new awards and higher volume across the marine and concrete segments.

Gross Profit. Gross profit was $48.8 million for the six months ended June 30, 2025 compared to $33.8 million in the prior year period, an increase of $15.0 million, or 44.3%. The increase in gross profit was primarily driven by increased revenue, improvement in marine projects, and reduced indirect expenses, partially offset by favorable concrete project close-outs in 2024 that did not reoccur in 2025.

Selling, General and Administrative Expense.  SG&A expenses were $45.3 million for the six months ended June 30, 2025 compared to $40.1 million in the prior year period, an increase of $5.2 million, or 12.9%. The increase in SG&A was primarily due to increased spending to support business growth.

Gain on Disposal of Assets, net. During the six months ended June 30, 2025 and 2024 we realized $0.8 million and $0.4 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax (Benefit) Expense. We recorded a tax benefit of $0.1 million in the six months ended June 30, 2025, compared to a tax expense of $0.3 million in the prior year period. Our effective tax rate for the six months ended June 30, 2025 differs from the federal statutory rate primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues.

Three months ended June 30, 2025 compared with three months ended June 30, 2024.

	Three Months Ended June 30,
	2025	2024
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$107,243	$103,341
Private sector	28,059	27,612
Marine segment total	$135,302	$130,953
Concrete segment
Public sector	$11,635	$6,025
Private sector	58,349	55,189
Concrete segment total	$69,984	$61,214
Total	$205,286	$192,167

Operating income (loss)
Marine segment	$6,230	$(5,466)
Concrete segment	(2,798)	2,698
Total	$3,432	$(2,768)

Marine Segment

Revenues for our marine segment for the three months ended June 30, 2025 were $135.3 million compared to $131.0 million for the three months ended June 31, 2024, an increase of $4.3 million, or 3.3%. The increase was primarily due to new awards and higher volume on our marine construction contracts.

Operating income for our marine segment for the three months ended June 30, 2025 was $6.2 million, compared to an operating loss of $5.5 million for the three months ended June 30, 2024, an increase of $11.7 million. The increase in gross profit was primarily driven by increased revenue, reduced indirect expenses, and project delays in 2024 that did not reoccur in 2025.

Concrete Segment

Revenues for our concrete segment for the three months ended June 30, 2025 were $70.0 million compared to $61.2 million for the three months ended June 30, 2024, an increase of $8.8 million, or 14.3%. This increase was primarily due to new awards and higher volume on our concrete contracts.

Operating loss for our concrete segment for the three months ended June 30, 2025 was $2.8 million, compared to operating income of $2.7 million for the three months ended March 31, 2024, a decrease of $5.5 million. This decrease was primarily driven by favorable concrete project close-outs in 2024 that did not reoccur in 2025.

Six months ended June 30, 2025 compared with six months ended June 30, 2024.

	Six Months Ended June 30,
	2025	2024
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$207,464	$196,276
Private sector	55,001	41,002
Marine segment total	$262,465	$237,278
Concrete segment
Public sector	$19,296	$9,429
Private sector	112,178	106,132
Concrete segment total	$131,474	$115,561
Total	$393,939	$352,839

Operating income (loss)
Marine segment	$11,008	$(10,333)
Concrete segment	(6,743)	4,441
Total	$4,265	$(5,892)

Marine Segment

Revenues for our marine segment for the six months ended June 30, 2025 were $262.5 million compared to $237.3 million for the six months ended June 30, 2024, an increase of $25.2 million, or 10.6%. The increase was primarily due to new awards and higher volume on our marine construction contracts.

Operating income for our marine segment for the six months ended June 30, 2025 was $11.0 million, compared to an operating loss of $10.3 million for the six months ended June 30, 2024, an increase of $21.3 million. The increase in gross profit was primarily driven by increased revenue, reduced indirect expenses, and project delays in 2024 that did not reoccur in 2025.

Concrete Segment

Revenues for our concrete segment for the six months ended June 30, 2025 were $131.5 million compared to $115.6 million for the six months ended June 30, 2024, an increase of $15.9 million, or 13.8%. This increase was primarily due to new awards and higher volume on our concrete contracts.

Operating loss for our concrete segment for the six months ended June 30, 2025 was $6.7 million, compared to operating income of $4.4 million for the six months ended June 30, 2024, a decrease of $11.1 million. This decrease was primarily driven by favorable concrete project close-outs in 2024 that did not reoccur in 2025.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At June 30, 2025, our working capital was $76.9 million, as compared to $78.2 million at December 31, 2024. As of June 30, 2025, we had unrestricted cash on hand of $1.7 million. Our borrowing availability under the revolving portion of our Credit Agreement at June 30, 2025 was approximately $21.9 million.

Our primary liquidity needs are to finance our working capital and fund capital expenditures. Historically, our sources of liquidity have been cash provided by our operating activities, sale of underutilized assets,  borrowings under our credit facilities, and equity issuances. The assessment of our liquidity requires us to make estimates of future activity and judgments about whether we are compliant with financial covenant calculations under our debt and other agreements and have adequate liquidity to operate. Significant assumptions used in our forecasted model of liquidity include forecasted sales, costs, and capital expenditures, as well as expected timing and proceeds of planned asset sale transactions. As of June 30, 2025, management believes the Company will have adequate liquidity for its operations for at least the next 12 months.

Cash Flow

The following table provides information regarding our cash flows and our capital expenditures for the three and six months ended June 30, 2025 and 2024:

	Six months ended
	June 30,
	2025	2024
Net income (loss)	$(573)	$(12,660)
Adjustments to remove non-cash and non-operating items	18,510	19,512
Cash flow from net income after adjusting for non-cash and non-operating items	17,937	6,852
Change in operating assets and liabilities (working capital)	(26,942)	(45,009)
Cash flows used in operating activities	$(9,005)	$(38,157)
Cash flows used in investing activities	$(14,976)	$(6,133)
Cash flows (used in) provided by financing activities	$(2,603)	$18,189

Capital expenditures (included in investing activities above)	$(16,165)	$(6,487)

Operating Activities. During the six months ended June 30, 2025 we used approximately $9.0 million of cash in our operating activities. The net cash outflow was comprised of $26.9 million of outflows related to changes in net working capital, partially offset by $17.9 million of cash inflows from net income, after adjusting for non-cash items. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $58.8 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period and a $3.2 million decrease in operating lease liabilities, partially offset by $34.8 million of cash inflows pursuant to the relative timing and significance of project progression and billings during the period.

Investing Activities. During the six months ended June 30, 2025, we used approximately $15.0 million of cash in our investing activities. Capital asset additions and betterments to our fleet were $16.2 million and $6.5 million in the six months ended June 30, 2025 and 2024, respectively.

Financing Activities. During the six months ended June 30, 2025, we used approximately $2.6 million of cash in our financing activities.  During the six months ended June 30, 2025, we had borrowings on credit of $77.0 million and repayments of $67.0 million on the White Oak revolving credit line, payments on finance lease liabilities of $5.3 million, payments made on failed sale-leaseback arrangements of $7.2 million.

Sources of Capital

On May 15, 2023, we entered into a new three-year $103.0 million Credit Agreement with White Oak, which includes a $65.0 million asset based revolving credit line and a $38.0 million fixed asset term loan. Please see “Note 9 – Debt” in our unaudited condensed consolidated financial statements for a more detailed description of the Credit Facility.

We were in compliance with all financial covenants under the amended agreement as of June 30, 2025.

Bonding Capacity

We are often required to provide various types of surety bonds that provide additional security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance and external factors, including the capacity of the overall surety market. At June 30, 2025, the capacity under our current bonding arrangement was $1.1 billion, with approximately $485 million of projects being bonded. While we believe that our current bonding capacity is sufficient to satisfy current demand for our services, any new major project opportunities may require us to seek additional bonding capacity in the future. We believe our balance sheet and working capital position will allow us to access additional bonding capacity as needed in the future.

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

Interest rate risk

At June 30, 2025, we had $33.0 million in outstanding borrowings under our Credit Agreement, with a weighted average ending interest rate of 10.25%. Based on the amounts outstanding under our Credit Agreement as of June 30, 2025, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.3 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, we implemented new reporting systems and made changes to related internal controls. There have been no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales or issuer purchases of equity securities in the period ended June 30, 2025.

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

10.1†

Offer Letter for Alison Vasquez dated May 24, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2025 (File No. 001-33891)).

10.2†

Separation Agreement dated June 30, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2025 (File No. 001 33891)).

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

ORION GROUP HOLDINGS, INC.

July 30, 2025	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

July 30, 2025	By:	/s/ Alison G. Vasquez
Alison G. Vasquez Executive Vice President and Chief Financial Officer