Form 10-Q
period 2025-09-30
Orion Group Holdings Inc
filed 2025-10-29
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 1-33891

ORION GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware State of Incorporation	26-0097459 IRS Employer Identification Number

2940 Riverby Road, Suite 400 Houston, Texas 77020 Address of Principal Executive Office	(713) 852-6500 Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	ORN	The New York Stock Exchange
Common stock, $0.01 par value per share	ORN	NYSE Texas

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

There were 39,900,978 shares of common stock outstanding as of October 24, 2025.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2025

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,917	$28,316
Accounts receivable:
Trade, net of allowance for credit losses of $3,004 and $555, respectively	164,911	106,304
Retainage	48,345	35,633
Income taxes receivable	738	483
Other current	3,116	3,127
Inventory	2,115	1,974
Contract assets	40,518	84,407
Prepaid expenses and other	5,080	9,084
Total current assets	269,740	269,328
Property and equipment, net of accumulated depreciation	101,114	86,098
Operating lease right-of-use assets, net of accumulated amortization	22,240	27,101
Financing lease right-of-use assets, net of accumulated amortization	21,028	25,806
Inventory, non-current	6,862	7,640
Deferred income tax asset	17	17
Other non-current	1,374	1,327
Total assets	$422,375	$417,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$1,044	$426
Accounts payable:
Trade	107,671	97,139
Retainage	1,984	1,310
Accrued liabilities	28,522	26,294
Income taxes payable	154	507
Contract liabilities	43,862	47,371
Current portion of operating lease liabilities	4,650	7,546
Current portion of financing lease liabilities	9,953	10,580
Total current liabilities	197,840	191,173
Long-term debt, net of debt issuance costs	22,564	22,751
Operating lease liabilities	20,929	20,837
Financing lease liabilities	6,346	11,346
Other long-term liabilities	16,748	20,503
Deferred income tax liability	57	28
Total liabilities	264,485	266,638
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 40,601,098 and 39,681,597 issued; 39,889,867 and 38,970,366 outstanding at September 30, 2025 and December 31, 2024, respectively	406	397
Treasury stock, 711,231 shares, at cost, as of September 30, 2025 and December 31, 2024, respectively	(6,540)	(6,540)
Additional paid-in capital	224,987	220,513
Retained Loss	(60,963)	(63,691)
Total stockholders’ equity	157,890	150,679
Total liabilities and stockholders’ equity	$422,375	$417,317

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Contract revenues	$225,097	$226,675	$619,037	$579,514
Costs of contract revenues	195,345	199,611	540,473	518,631
Gross profit	29,752	27,064	78,564	60,883
Selling, general and administrative expenses	25,059	20,846	70,378	60,980
Gain on disposal of assets, net	(628)	(1,563)	(1,400)	(1,986)
Operating income	5,321	7,781	9,586	1,889
Other (expense) income:
Interest expense	(2,120)	(3,617)	(7,373)	(10,336)
Other income	417	180	761	396
Other expense, net	(1,703)	(3,437)	(6,612)	(9,940)
Income (loss) before income taxes	3,618	4,344	2,974	(8,051)
Income tax expense	317	82	246	347
Net income (loss)	$3,301	$4,262	$2,728	$(8,398)

Basic income (loss) per share	$0.08	$0.12	$0.07	$(0.25)
Diluted income (loss) per share	$0.08	$0.12	$0.07	$(0.25)
Shares used to compute income (loss) per share:
Basic	39,776,096	34,494,302	39,535,151	33,390,722
Diluted	39,787,227	34,518,680	39,544,405	33,390,722

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information) (Unaudited)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, January 1, 2025	39,681,597	$397	(711,231)	$(6,540)	$220,513	$(63,691)	$150,679
Share-based compensation	—	—	—	—	1,123	—	1,123
Exercise of stock options	15,000				108		108
Issuance of restricted stock	499,036	5	—	—	(5)	—	—
Employee share purchase plan issuance	71,133	1			336		337
Forfeiture of restricted stock	(10,960)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,414)	(1,414)
Balance, March 31, 2025	40,255,806	$403	(711,231)	$(6,540)	$222,075	$(65,105)	$150,833
Share-based compensation	—	—	—	—	1,519	—	1,519
Exercise of stock options	—	—	—	—	—	—	—
Issuance of restricted stock	454,630	4	—	—	(4)	—	—
Employee share purchase plan issuance	—	—	—	—	—	—	—
Forfeiture of restricted stock	(263,960)	(3)	—	—	3	—	—
Net income	—	—	—	—	—	841	841
Balance, June 30, 2025	40,446,476	$404	(711,231)	$(6,540)	$223,593	$(64,264)	$153,193
Share-based compensation	—	—	—	—	1,376	—	1,376
Exercise of stock options	—	—	—	—	—	—	—
Issuance of restricted stock	142,221	2	—	—	(2)	—	—
Employee share purchase plan issuance	82,873	1	—	—	392	—	393
Forfeiture of restricted stock	(15,166)	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(55,306)	(1)	—	—	(372)	—	(373)
Net income	—	—	—	—	—	3,301	3,301
Balance, September 30, 2025	40,601,098	$406	(711,231)	$(6,540)	$224,987	$(60,963)	$157,890

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, January 1, 2024	33,260,011	$333	(711,231)	$(6,540)	$189,729	$(62,047)	$121,475
Share-based compensation	—	—	—	—	358	—	358
Exercise of stock options	46,322	—	—	—	294	—	294
Issuance of restricted stock	275,954	3	—	—	(3)	—	—
Forfeiture of restricted stock	(6,942)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,057)	(6,057)
Balance, March 31, 2024	33,575,345	$336	(711,231)	$(6,540)	$190,378	$(68,104)	$116,070
Share-based compensation	—	—	—	—	1,556	—	1,556
Exercise of stock options	10,246	—	—	—	74	—	74
Issuance of restricted stock	508,910	5	—	—	(5)	—	—
Forfeiture of restricted stock	(8,331)	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(3,984)	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	(6,603)	(6,603)
Balance, June 30, 2024	34,082,186	$341	(711,231)	$(6,540)	$191,969	$(74,707)	$111,063
Stock-based compensation	—	—	—	—	1,016	—	1,016
Issuance of restricted stock	1,652	—	—	—	—	—	—
Forfeiture of restricted stock	(7,182)	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(55,540)	(1)	—	—	(401)	—	(402)
Issuance of common stock	5,589,000	56			26,420		26,476
Net income	—	—	—	—	—	4,262	4,262
Balance, September 30, 2024	39,610,116	$396	(711,231)	$(6,540)	$219,004	$(70,445)	$142,415

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,728	$(8,398)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating activities:
Depreciation and amortization	10,036	11,961
Amortization of ROU operating leases	6,727	7,491
Amortization of ROU finance leases	6,490	5,597
Amortization of deferred debt issuance costs	900	1,562
Deferred income taxes	29	(36)
Share-based compensation	4,018	2,930
Gain on disposal of assets, net	(1,400)	(1,986)
Allowance for credit losses	2,449	355
Change in operating assets and liabilities:
Accounts receivable	(73,808)	(40,276)
Income tax receivable	(255)	(69)
Inventory	637	(567)
Prepaid expenses and other	3,958	4,940
Contract assets	43,889	23,027
Accounts payable	11,550	33,481
Accrued liabilities	4,765	(14,333)
Operating lease liabilities	(4,591)	(6,625)
Income tax payable	(353)	(54)
Contract liabilities	(3,509)	(19,687)
Net cash provided by (used in) operating activities	14,260	(687)
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,732	1,922
Purchase of property and equipment	(25,510)	(10,644)
Net cash used in investing activities	(23,778)	(8,722)
Cash flows from financing activities:
Borrowings on Credit Facility	138,138	39,279
Payments on Credit Facility	(138,451)	(39,671)
Payments made on term loan		(10,000)
Proceeds from failed sales-leasebacks	1,600	—
Payments on failed sale-leasebacks	(7,463)	(3,172)
Loan costs from Credit Agreement and prior credit facility	(323)	(393)
Payments of finance lease liabilities	(7,847)	(6,456)
Proceeds from issuance of common stock		27,206
Proceeds from issuance of common stock under ESPP	730	—
Payments related to tax withholding for share-based compensation	(373)	(436)
Exercise of stock options	108	368
Net cash used in financing activities	(13,881)	6,725
Net change in cash, cash equivalents and restricted cash	(23,399)	(2,684)
Cash, cash equivalents and restricted cash at beginning of period	28,316	30,938
Cash, cash equivalents and restricted cash at end of period	$4,917	$28,254

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,348	$5,424
Taxes, net of refunds	$824	$506

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Thousands, Except Share and per Share Amounts)

(Unaudited)

1.Description of Business and Basis of Presentation

Description of Business

Orion Group Holdings, Inc. and its subsidiaries (hereafter collectively referred to as the “Company”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through our marine and concrete segments. We are headquartered in Houston, Texas.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results realizable for the year ending December 31, 2025.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of this standard will not impact our financial position or results of operations but is expected to result in expanded tax disclosures in the full year financial statements for the year ended December 31, 2025.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient that allows entities to assume current conditions as of the balance sheet date remain unchanged over the remaining life of current accounts receivable and current contract assets arising from transactions within the scope of ASC 606. The ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact that the guidance will have on the disclosures within its consolidated financial statements; however, adoption is not expected to have a material impact on the Company’s financial position or results of operations.

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Marine Segment
Construction	$116,815	$123,141	$336,128	$327,955
Dredging	23,761	12,902	58,372	39,649
Specialty services	2,367	3,970	10,909	9,687
Marine segment contract revenues	$142,943	$140,013	$405,409	$377,291

Concrete Segment
Structural	$11,482	$15,572	$37,785	$44,040
Light commercial	70,672	71,090	175,843	158,183
Concrete segment contract revenues	$82,154	$86,662	$213,628	$202,223

Total contract revenues	$225,097	$226,675	$619,037	$579,514

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

Additionally, the table below represents contract revenue by type of customer for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025	%	2024	%	2025	%	2024	%
Federal Government	$44,924	20%	$58,149	26%	$126,237	20%	$178,552	31%
State Governments	24,928	11%	18,748	8%	90,212	15%	48,185	8%
Local Government	42,050	19%	28,604	13%	122,214	20%	84,469	15%
Private Companies	113,195	50%	121,174	53%	280,374	45%	268,308	46%
Total contract revenues	$225,097	100%	$226,675	100%	$619,037	100%	$579,514	100%

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s joint venture with Dragados/Hawaiian Dredging is a related-party transaction. The Company’s portion of work as a dedicated subcontractor totals $461.3 million.

For the three months ended September 30, 2025 and 2024, the United States Navy, included in the Federal Government category, accounted for 15% and 25% of total contract revenues, respectively. For the three months ended September 30, 2024, a customer in the Private Companies category accounted for 10% of total contract revenues. For the nine months ended September 30, 2025 and 2024, the United States Navy, included in the Federal Government category, accounted for 16% and 26% of total contract revenues, respectively.

For the three months ended September 30, 2025 and 2024, the Company’s revenue related to the joint venture subcontract was approximately $33.7 million and $57.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s revenue related to the joint venture subcontract was approximately $100.4 million and $150.7 million, respectively.

The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time.

Contract revenues generated outside the United States totaled 4% and 10% of total revenues for the three months ended September 30, 2025 and 2024, respectively, and 5% and 8% for the nine months ended September 30, 2025 and 2024, respectively, and were primarily located in the Caribbean Basin.

4.Concentration of Risk and Enterprise-Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner.

The table below presents the concentrations of current receivables (trade and retainage) at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025		December 31, 2024
Federal Government	$55,772	26%	$19,874	14%
State Governments	18,470	9%	9,553	7%
Local Governments	35,607	16%	24,641	17%
Private Companies	106,412	49%	88,424	62%
Gross receivables	216,261	100%	142,492	100%
Allowance for credit losses	(3,005)		(555)
Net receivables	$213,256		$141,937

At September 30, 2025, the United States Navy, which is included in the Federal Government category, accounted for 25% of total current receivables. At December 31, 2024, the United States Navy, accounted for 11% of total current receivables.

5.Contracts in Progress

Contracts in progress are as follows at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Costs incurred on uncompleted contracts	$1,840,918	$1,561,338
Estimated earnings	263,707	211,439
Costs and estimated earnings on uncompleted contracts	2,104,625	1,772,777
Less: Billings to date	(2,107,969)	(1,735,741)
Net contracts in progress	$(3,344)	$37,036

Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$40,518	$84,407
Contract liabilities	(43,862)	(47,371)
Net contracts in progress	$(3,344)	$37,036

Included in contract net assets (liabilities) is approximately $5.2 million and $19.8 million at September 30, 2025 and December 31, 2024, respectively, related to claims and unapproved change orders.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of September 30, 2025, the aggregate amount of the remaining performance obligations was approximately $679 million. Of this amount, the current expectation of the Company is that it will recognize $547 million, or 81%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Construction equipment	$115,136	$117,652
Vessels and other equipment	100,613	96,173
Building and improvements	51,649	39,401
Automobiles and trucks	5,802	1,790
Office equipment	1,693	7,562
Gross book value of depreciable assets	274,893	262,578
Less: Accumulated depreciation	(202,819)	(209,234)
Net book value of depreciable assets	72,074	53,344
Construction in progress	4,092	7,806
Land	24,948	24,948
Property and equipment, net of depreciation	$101,114	$86,098

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of September 30, 2025. These policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The fair value of the cash surrender value of these policies at September 30, 2025 and December 31, 2024 was $1.3 million and $1.2 million, respectively. These assets are included in the "Other non-current" asset section in the Company’s Condensed Consolidated Balance Sheets.

Other Fair Value Measurements

The fair value of the Company’s debt at September 30, 2025 and December 31, 2024 approximated its carrying value of $26.5 million and $26.8 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity.

8.Accrued Liabilities

Accrued liabilities at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Accrued salaries, wages and benefits	$16,752	$13,931
Accrued liabilities expected to be covered by insurance	3,985	4,250
Sales taxes	3,115	1,605
Property taxes	2,007	1,814
Sale-leaseback arrangement	1,162	2,852
Other accrued expenses	1,501	1,842
Total accrued liabilities	$28,522	$26,294

9.Debt

On May 15, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with White Oak ABL, LLC and White Oak Commercial Finance, LLC, providing for a $65 million asset-based revolving credit facility (the “Revolver”) and a $38 million fixed asset term loan (the “Term Loan”). The Credit Agreement, as subsequently amended, matures on May 15, 2028 and is secured by substantially all of the assets of the Company and its subsidiaries, including fixed assets and accounts receivable.

The Company has a maximum borrowing capacity under the Revolver of $65 million and a letter of credit sublimit that is equal to the lesser of $5 million and the aggregate unused amount of the revolving commitments then in effect.

The Company is subject to a commitment fee for the unused portion of the maximum borrowing availability under the Revolver.

As of September 30, 2025, the Company had no borrowings under the Revolver. The Company’s borrowing availability under the Revolver at September 30, 2025 was approximately $41.2 million.

The Company’s obligations under debt arrangements consisted of the following:

	September 30, 2025	December 31, 2024
Term loan	$23,000	$23,000
Other	3,528	3,843
Total debt	26,528	26,843
Less: current	1,044	426
Less: deferred debt issuance costs (1)	2,920	3,666
Total long-term debt	$22,564	$22,751

(1)	Total debt issuance costs include underwriter fees, legal fees, syndication fees and fees related to the execution of the Credit Agreement and the termination and repayment of the Company’s prior credit facility.

The Credit Agreement is used to finance working capital and general corporate purposes, capital expenditures, permitted acquisitions and associated transaction fees, and to refinance existing indebtedness. Borrowings under the Revolver may be repaid and reborrowed, subject to the borrowing base and other conditions.

As amended, the Revolver and Term Loan bear interest at rates based on 30-day SOFR plus applicable margins, subject to a SOFR floor. As of September 30, 2025, the applicable margin is 4.50% for the Revolver and 6.50% for the Term Loan, with a 4.39% SOFR floor.

The quarterly weighted average interest rate for the Credit Agreement, as of September 30, 2025 and 2024 was 10.53% and 11.87%, respectively.

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

Financial covenants

Restrictive financial covenants under the amended Credit Agreement include:

●	A Consolidated Fixed Charge Coverage Ratio not to be less than 1:00 to 1:00 for each trailing four quarter period.

●	A Revolver Loan Turnover Ratio not to be less than 2.5 to 1.0 for each fiscal quarter.

●	A Term Loan Loan-to-Value Ratio not to be greater than 60% for each fiscal quarter.

Under the Credit Agreement, the Company may not permit Liquidity (as defined in the Credit Agreement) to fall below $15 million (i) for more than three (3) consecutive Business Days (as defined in the Credit Agreement) nor (ii) as of the close of business on Friday of each week.

In addition, the Credit Agreement contains events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and, events constituting a change of control.

The Company was in compliance with all financial covenants under the Credit Agreement as of September 30, 2025.

10.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Sale-leaseback arrangement	$15,118	$19,001
Deferred compensation	1,220	1,194
Other	410	308
Total other long-term liabilities	$16,748	$20,503

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

On September 27, 2019, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold certain properties for a purchase price of $19.1 million. Concurrent with the sale of the property, the Company entered into a fifteen-year lease agreement whereby the Company leased back the property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the lease agreement, the Company has two consecutive options to extend the term of the lease by ten years for each such option. The transaction above was recorded as a failed sale-leaseback.

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

Income tax expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income tax expense	$317	$82	$246	$347
Effective tax rate	8.8%	1.9%	8.3%	(4.3)%

The effective rate for the three and nine months ended September 30, 2025 differed from the Company’s statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the three and nine months ended September 30, 2025 the Company evaluated positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, management believes that a valuation allowance on the net deferred tax assets at September 30, 2025 remains appropriate.

The company completed its analysis of the One Big Beautiful Bill Act (“OBBBA”) enacted on July 4th and determined there are no material impacts to the Company.

12.Earnings Per Share

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total basic weighted average shares outstanding	39,776,096	34,494,302	39,535,151	33,390,722
Effect of potentially dilutive securities:
Common stock options	11,131	23,815	9,254	—
Employee stock purchase plan	—	563	—	—
Total diluted weighted average shares outstanding	39,787,227	34,518,680	39,544,405	33,390,722

For the three months ended September 30, 2025 and 2024, the Company had 45,325 and 187,235 shares, respectively, that were potentially dilutive in earnings per share calculations. For the nine months ended September 30, 2025 and 2024, the Company had 49,819 and 196,744 shares, respectively, that were potentially dilutive in earnings per share calculations.

Such dilution is dependent on the excess of the market price of the Company’s common stock over the exercise price and other components of the treasury stock method. The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the three and nine months ended September 30, 2025 and 2024. Such stock options are anti-dilutive and are not included in the computation of diluted earnings per share for those periods.

The Company reported a net loss for the nine months ended September 30, 2024; therefore, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for that period.

13.Share-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s stock incentive plans. In general, the Company’s Long-Term Incentive Plan (“LTIP”) provides for grants of restricted stock and performance-based awards to be issued with a per-share price not less than the fair market value of a share of common stock on the date of grant. The Company accounts for forfeitures of awards as they are incurred.

In May 2024 shareholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective on September 16, 2024. The Company has reserved a total of 1,000,000 shares under the ESPP, all of which are authorized and available for future issuance under the ESPP. During the three and nine months ended September 30, 2025, there were 82,873 and 154,006 shares, respectively, issued under the ESPP.

The table below presents the share-based compensation expense included in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Restricted stock awards	$937	$1,830	$3,126	$2,190
Performance stock units	358	289	640	726
Employee share purchase plan	81	14	252	14
Total share-based compensation expense	$1,376	$2,133	$4,018	$2,930

Under its approved long-term incentive plan, the Company grants share-based awards to its employees. The following table presents a summary of the Company’s unvested restricted stock awards and performance share units granted under the plan:

	Restricted stock awards		Performance stock units
		Weighted			Weighted
	Number	Average	Number		Average
	of	Fair Value	of		Fair Value
	Shares	Per Share	Shares		Per Share
Nonvested at December 31, 2024	1,008,232	$6.56	534,231		$4.53
Granted	205,963	$5.94	293,073		$7.17
Vested	(106,475)	$5.46	—		$—
Forfeited shares	(10,960)	$8.56	—		$—
Nonvested at March 31, 2025	1,096,760	$6.53	827,304		$5.47
Granted	454,630	$8.61	—		$—
Vested	(208,108)	$9.11	—		$—
Forfeited shares	(68,943)	$6.73	(195,017)		$4.56
Nonvested at June 30, 2025	1,274,339	$6.84	632,287		$5.75
Granted	142,221	$6.96	—		$—
Vested	(197,996)	$2.74	—		$—
Forfeited shares	(15,166)	$7.18	—		$
Nonvested at September 30, 2025	1,203,398	$7.53	632,287	[1]	$5.75

(1)	A maximum of 1.2 million common shares could be awarded based upon the Company’s achievement of set performance-metrics.

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

In the nine months ended September 30, 2025, there were 15,000 options exercised generating proceeds to the Company of $0.1 million. In the three months ended September 30, 2024, there were no options exercised. In the nine months ended September 30, 2024, there were 56,568 options exercised generating proceeds to the Company of $0.4 million.

The following table presents a summary of the unrecognized compensation cost, and the related weighted average recognition period associated with unvested awards and units as of September 30, 2025:

	Restricted stock awards	Performance stock units
Unrecognized compensation cost	$7,424	$2,200
Weighted average period for recognition (years)	2.23	1.83

14.Commitments and Contingencies

The Company is involved in various legal, audit, and other proceedings that are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company's financial condition, results of operations, or cash flows.  Management believes that it has recorded adequate accrued liabilities and believes that it has adequate insurance coverage or has meritorious defenses for these claims and contingencies.

In October 2025, the Company received a sales tax assessment of $15 million from the State of Texas covering multiple periods.  The Company believes it has meritorious defenses and based on current facts and circumstances does not believe a loss is probable.

15.Segment Information

The Company has determined that it has two reportable segments pursuant to ASC Topic 280, Segment Reporting: marine and concrete, both operating under the Orion brand and logo. The Chief Operating Decision Maker (CODM), identified as the Chief Executive Officer, allocates resources and assesses performance based on these two reportable and operating segments.

In making this determination, management considered both quantitative and qualitative factors under ASC 280-10-50-11, including similarities in products and services, production processes, customer types, distribution methods, and regulatory environments. Although the segments share certain macroeconomic drivers, they are managed separately and have distinct operating results reviewed by the CODM for purposes of resource allocation and performance evaluation.

Each segment has a designated management team responsible for day-to-day operations, and discrete financial information is produced and evaluated at the segment level.

Segment operating income (loss) is the primary performance measure used by the CODM in assessing performance of the segments. Segment operating income (loss) represents revenues, less direct costs of contract revenues, selling, general, and administrative expenses, and gains or losses on the disposal of assets.

The CODM reviews segment results inclusive of all expenses directly attributable to the respective segments. Interest expense, income taxes, and other non-operating items are not allocated to the segments. The total of the segment operating income (loss) measures equals the Company’s consolidated operating income (loss); therefore, no reconciling items are required between total segment operating income and consolidated operating income.

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

Segment information for the periods presented is provided as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Marine
Contract revenues	$142,943	$140,013	$405,409	$377,291
Cost of contract revenues	117,061	122,418	340,856	343,416
Gross profit	25,882	17,595	64,553	33,875
Selling, general and administrative expenses	15,143	13,108	43,202	39,867
Gain on disposal of assets, net	(246)	(998)	(642)	(1,144)
Operating income (loss)	$10,985	$5,485	$21,993	$(4,848)

Total assets	$342,525	$322,031	$342,525	$322,031
Property and equipment, net	$97,103	$80,115	$97,103	$80,115
Depreciation and amortization	$5,081	$4,553	$13,985	$14,405
Capital expenditures	$8,788	$3,964	$24,634	$8,740

Concrete
Contract revenues	$82,154	$86,662	$213,628	$202,223
Cost of contract revenues	78,284	77,193	199,617	175,215
Gross profit	3,870	9,469	14,011	27,008
Selling, general and administrative expenses	9,916	7,738	27,176	21,113
Gain on disposal of assets, net	(382)	(565)	(758)	(842)
Operating (loss) income	$(5,664)	$2,296	$(12,407)	$6,737

Total assets	$79,850	$91,988	$79,850	$91,988
Property and equipment, net	$4,011	$5,860	$4,011	$5,860
Depreciation and amortization	$811	$1,015	$2,541	$3,153
Capital expenditures	$557	$193	$876	$1,904

Intersegment revenues totaled $1.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $2.8 million and $1.8 million for the nine months ended September 30, 2025. These primarily relate to labor and equipment services between the Marine and Concrete segments and are eliminated in consolidation.

16.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consists of the following:

	September 30,	December 31,
	2025	2024
Assets
Operating lease right-of-use assets, net (1)	$22,240	$27,101
Financing lease right-of-use assets, net (2)	21,028	25,806
Total assets	$43,268	$52,907
Liabilities
Current
Operating	$4,650	$7,546
Financing	9,953	10,580
Total current	14,603	18,126
Noncurrent
Operating	20,929	20,837
Financing	6,346	11,346
Total noncurrent	27,275	32,183
Total liabilities	$41,878	$50,309
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $32.2 million and $25.6 million as of September 30, 2025 and December 31, 2024, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $23.1 million and $17.0 million as of September 30, 2025 and December 31, 2024, respectively.

Other information related to lease term and discount rate is as follows:

	September 30,	December 31,
	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	8.95	8.35
Financing leases	2.11	2.40
Weighted Average Discount Rate
Operating leases	11.47%	10.66%
Financing leases	9.14%	8.74%

The components of lease expense are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease costs:
Operating lease cost	$2,595	$3,374	$8,801	$9,416
Short-term lease cost (1)	1,348	1,103	4,020	2,953
Financing lease costs:
Interest on lease liabilities	391	446	1,261	1,277
Amortization of right-of-use assets	2,130	1,933	6,490	5,597
Total lease cost	$6,464	$6,856	$20,572	$19,243
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,764	$8,567
Operating cash flows for finance leases	$1,261	$1,277
Financing cash flows for finance leases	$7,847	$6,456
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$2,709	$14,177
ROU assets obtained in exchange for new financing lease liabilities	$1,899	$7,426

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$2,388	$3,216
2026	1,929	8,250
2027	5,911	2,823
2028	4,490	1,497
2029	3,679	2,176
Thereafter	28,591	83
Total future minimum lease payments	46,988	18,045
Less - amount representing interest	21,409	1,746
Present value of future minimum lease payments	25,579	16,299
Less - current lease obligations	4,650	9,953
Long-term lease obligations	$20,929	$6,346

17.Subsequent Event

On October 24, 2025, the Company closed on the sale of its East and West Jones property in Harris County, Texas for a purchase price of $23.5 million. Proceeds will be used to reduce debt and for general corporate purposes.  In connection with the sale of the property, the Company entered into an Exclusive Dredge Spoils Agreement with the purchaser which provides the Company with the right to deliver dredge spoils to the property for ten years.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, challenges incurred by virtue of our position as a substantial subcontractor that reports to a significantly larger project contractor, levels of government funding or other governmental budgetary constraints, contract modifications and changes, including change orders and contract cancellation at the discretion of the customer, and the general economic impact of government shutdowns, tariffs and trade wars. These and other important factors, including those described under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 may cause our actual results, performance- or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Backlog as of the periods ended below are as follows (in millions):

	September 30, 2025	December 31, 2024
Marine segment	$477	$583
Concrete segment	202	146
Consolidated	$679	$729

Backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Income Statement Comparisons

Three months ended September 30, 2025 compared with three months ended September 30, 2024.

	Three Months Ended September 30,
	2025	2024
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues	$225,097	$226,675
Cost of contract revenues	195,345	199,611
Gross profit	29,752	27,064
Selling, general and administrative expenses	25,059	20,846
Gain on disposal of assets, net	(628)	(1,563)
Operating income from operations	5,321	7,781
Other (expense) income:
Interest expense	(2,120)	(3,617)
Other income	417	180
Other expense, net	(1,703)	(3,437)
Income before income taxes	3,618	4,344
Income tax expense	317	82
Net income	$3,301	$4,262

Contract Revenues. Contract revenues for the three months ended September 30, 2025 of $225.1 million decreased $1.6 million, or 1%, as compared to $226.7 million in the prior year period.

Gross Profit. Gross profit was $29.8 million for the three months ended September 30, 2025 compared to $27.1 million in the prior year period, an increase of $2.7 million, or 10%. The increase in gross profit was primarily driven by strong project execution and favorable utilization.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses were $25.1 million for the three months ended September 30, 2025 compared to $20.8 million in the prior year period, an increase of $4.3 million or 20.2%. The increase in SG&A was primarily due to increased spending to support business growth.

Gain on Disposal of Assets, net. During the three months ended September 30, 2025 and 2024 we realized $0.6 million and $1.6 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded a tax expense of $0.3 million in the three months ended September 30, 2025, compared to $0.1 million in the prior year period.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024.

	Nine Months Ended September 30,
	2025	2024
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues	$619,037	$579,514
Cost of contract revenues	540,473	518,631
Gross profit	78,564	60,883
Selling, general and administrative expenses	70,378	60,980
Gain on disposal of assets, net	(1,400)	(1,986)
Operating income from operations	9,586	1,889
Other (expense) income:
Interest expense	(7,373)	(10,336)
Other income	761	396
Other expense, net	(6,612)	(9,940)
Income (loss) before income taxes	2,974	(8,051)
Income tax expense	246	347
Net income (loss)	$2,728	$(8,398)

Contract Revenues. Contract revenues for the nine months ended September 30, 2025 of $619 million increased $39.5 million or 7% as compared to $579.5 million in the prior year period. The increase was primarily due to new awards and higher volume across the business.

Gross Profit. Gross profit was $78.6 million for the nine months ended September 30, 2025 compared to $60.9 million in the prior year period, an increase of $17.7 million, or 29%. The increase in gross profit was primarily driven by strong project execution and favorable utilization.

Selling, General and Administrative Expense.  SG&A expenses were $70.4 million for the nine months ended September 30, 2025 compared to $61.0 million in the prior year period, an increase of $9.4 million, or 15%. The increase in SG&A was primarily due to increased spending to support business growth.

Gain on Disposal of Assets, net. During the nine months ended September 30, 2025 and 2024 we realized $1.4 million and $2.0 million, respectively, of net gains on disposal of assets.

Other Income, net of Expense. Other expense primarily reflects interest on our borrowings, partially offset by interest income and non-operating gains or losses.

Income Tax Expense. We recorded a tax expense of $0.2 million in the nine months ended September 30, 2025, compared to $0.3 million in the prior year period.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues.

Three months ended September 30, 2025 compared with three months ended September 30, 2024.

	Three Months Ended September 30,
	2025	2024
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$98,134	$94,719
Private sector	44,808	45,294
Marine segment total	$142,942	$140,013
Concrete segment
Public sector	$13,768	$10,782
Private sector	68,387	75,880
Concrete segment total	$82,155	$86,662
Total	$225,097	$226,675

Operating income (loss)
Marine segment	$10,985	$5,485
Concrete segment	(5,664)	2,296
Total	$5,321	$7,781

Marine Segment

Revenues for our marine segment for the three months ended September 30, 2025 were $142.9 million compared to $140.0 million for the three months ended September 30, 2024.

Operating income for our marine segment for the three months ended September 30, 2025 was $11.0 million, compared to $5.5 million for the three months ended September 30, 2024, an increase of $5.5 million. The increase in gross profit was primarily driven by strong project execution and favorable utilization.

Concrete Segment

Revenues for our concrete segment for the three months ended September 30, 2025 were $82.2 million compared to $86.7 million for the three months ended September 30, 2024.

Operating loss for our concrete segment for the three months ended September 30, 2025 was $5.7 million, compared to operating income of $2.3 million for the three months ended September 30, 2024, a decrease of $8.0 million. This decrease was primarily driven by seasonal weather delays and favorable concrete project close-outs in 2024 that did not reoccur in 2025.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024.

	Nine Months Ended September 30,
	2025	2024
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$305,600	$290,995
Private sector	99,809	86,296
Marine segment total	$405,409	$377,291
Concrete segment
Public sector	$33,064	$20,211
Private sector	180,564	182,012
Concrete segment total	$213,628	$202,223
Total	$619,037	$579,514

Operating income (loss)
Marine segment	$21,993	$(4,848)
Concrete segment	(12,407)	6,737
Total	$9,586	$1,889

Marine Segment

Revenues for our marine segment for the nine months ended September 30, 2025 were $405.4 million compared to $377.3 million for the nine months ended September 30, 2024, an increase of $28.1 million, or 7%. The increase was primarily due to new awards and higher volume on our marine construction contracts.

Operating income for our marine segment for the nine months ended September 30, 2025 was $22.0 million, compared to an operating loss of $4.8 million for the nine months ended September 30, 2024, an increase of $26.8 million. The increase was primarily driven by increased revenue, strong project execution and favorable utilization.

Concrete Segment

Revenues for our concrete segment for the nine months ended September 30, 2025 were $213.6 million compared to $202.2 million for the nine months ended September 30, 2024, an increase of $11.4 million, or 6%. This increase was primarily due to new awards and higher volume on our concrete contracts.

Operating loss for our concrete segment for the nine months ended September 30, 2025 was $12.4 million, compared to operating income of $6.7 million for the nine months ended September 30, 2024, a decrease of $19.1 million. This decrease was primarily driven by seasonal weather delays and favorable concrete project close-outs in 2024 that did not reoccur in 2025.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At September 30, 2025, our working capital was $71.9 million, as compared to $78.2 million at December 31, 2024. As of September 30, 2025, we had unrestricted cash on hand of $4.9 million. Our borrowing availability under the revolving portion of our Credit Agreement at September 30, 2025 was approximately $41.2 million.

Our primary liquidity needs are to finance our working capital and fund capital expenditures. Historically, our sources of liquidity have been cash provided by our operating activities, sale of underutilized assets,  borrowings under our credit facilities, and equity issuances. The assessment of our liquidity requires us to make estimates of future activity and judgments about whether we are compliant with financial covenant calculations under our debt and other agreements and have adequate liquidity to operate. Significant assumptions used in our forecasted model of liquidity include forecasted sales, costs, and capital expenditures, as well as expected timing and proceeds of planned asset sale transactions. As of September 30, 2025, management believes the Company will have adequate liquidity for its operations for at least the next 12 months.

Cash Flow

The following table provides information regarding our cash flows and our capital expenditures for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	September 30,
	2025	2024
Net income (loss)	$2,728	$(8,398)
Adjustments to remove non-cash and non-operating items	29,249	27,874
Cash flow from net income after adjusting for non-cash and non-operating items	31,977	19,476
Change in operating assets and liabilities (working capital)	(17,717)	(20,163)
Cash flows provided by (used in) operating activities	$14,260	$(687)
Cash flows used in investing activities	$(23,778)	$(8,722)
Cash flows (used in) provided by financing activities	$(13,881)	$6,725

Capital expenditures (included in investing activities above)	$(25,510)	$(10,644)

Operating Activities. During the nine months ended September 30, 2025 we generated approximately $14.3 million of cash in our operating activities. The net cash inflow was comprised of $32.0 million of cash inflows from net income, after adjusting for non-cash items, partially offset by $17.7 million of outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $57.5 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period and a $4.6 million decrease in operating lease liabilities, partially offset by $40.4 million of cash inflows pursuant to the relative timing and significance of project progression and billings during the period and a $4.0 million cash inflow related to a decrease in prepaid expenses.

Investing Activities. During the nine months ended September 30, 2025, we used approximately $23.8 million of cash in our investing activities. Capital asset additions and betterments to our fleet were $25.5 million and $10.6 million in the nine months ended September 30, 2025 and 2024, respectively.

Financing Activities. During the nine months ended September 30, 2025, we used approximately $13.9 million of cash in our financing activities.  During the nine months ended September 30, 2025, we had borrowings and repayments of $138.1 million on the White Oak revolving credit line, payments on finance lease liabilities of $7.8 million, and payments made on failed sale-leaseback arrangements of $7.5 million.

Sources of Capital

On May 15, 2023, we entered into a $103.0 million Credit Agreement with White Oak, which included a $65 million asset based revolving credit line and a $38 million fixed asset term loan. Please see “Note 9 – Debt” in our unaudited condensed consolidated financial statements for a more detailed description of the Credit Facility.

We were in compliance with all financial covenants under the amended agreement as of September 30, 2025.

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

Interest rate risk

At September 30, 2025, we had $23.0 million in outstanding borrowings under our Credit Agreement, with a weighted average ending interest rate of 10.89%. Based on the amounts outstanding under our Credit Agreement as of September 30, 2025, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.2 million.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, we implemented new reporting systems and made changes to related internal controls. There have been no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales or issuer purchases of equity securities in the period ended September 30, 2025.

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

ORION GROUP HOLDINGS, INC.

October 29, 2025	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

October 29, 2025	By:	/s/ Alison G. Vasquez
Alison G. Vasquez Executive Vice President and Chief Financial Officer