Form 10-K
period 2025-12-31
Orion Group Holdings Inc
filed 2026-03-04
CIK 1402829

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☑ No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ◻	Accelerated Filer ☑	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

There were 40,083,300 shares of common stock outstanding as of March 2, 2026. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $360.4 million as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the last reported sales price on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the 2026 Annual Meeting no later than April 30, 2026 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ORION GROUP HOLDINGS, INC.

2025 Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are not based on historical fact. Words such as “expects,” “anticipates,” “believes,” “seeks,” “estimates,” “plans,” “intends,” “may,” “will,” “should,” “could,” “would,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include, without limitation, statements regarding our expectations as to future operating and financial performance, business strategy, objectives, prospects, and other future events or conditions.

You should not place undue reliance on forward-looking statements. Although these statements are based on management’s current estimates, expectations, and assumptions, and on information currently available to management, forward-looking statements are inherently uncertain and involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. Factors that could cause or contribute to such differences are described under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, as well as in other filings we make from time to time with the United States Securities and Exchange Commission (the “SEC”).

Forward-looking statements speak only as of the date they are made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, or to reflect the occurrence of unanticipated events. We encourage you to read carefully the risk factors and other cautionary disclosures in this Annual Report on Form 10-K and in our other SEC filings.

Item 1.        BUSINESS

Business Overview

Orion Group Holdings, Inc. is a leading specialty construction company focused on large-scale, mission-critical, capital projects within the marine and infrastructure sectors. Unless the context otherwise requires, all references herein to “Orion,” the “Company,” the “Registrant,” “we,” “us,” or “our” refer to Orion Group Holdings, Inc. and its consolidated subsidiaries and affiliates. Orion is a Delaware corporation, and its common stock is listed on the New York Stock Exchange and NYSE Texas under the symbol ORN.

The Company is headquartered in Houston, Texas with regional offices throughout its operating areas. As of December 31, 2025, we had a workforce of over 2,000 employees who are committed to delivering projects with predictable excellence and guided by our core values: Safety, Quality, Delivery, Teamwork, and Integrity.

On February 3, 2026, we entered into a Securities Purchase Agreement (the “JEM Purchase Agreement”) and completed an acquisition (the “JEM Acquisition”) of all of the capital stock of J.E. McAmis, Inc., a California corporation, and all of the membership interests in JEM Marine Leasing, LLC, a Washington limited liability company (collectively, “JEM”).

The purchase price consisted of: (a) $50.0 million in cash, subject to adjustments pursuant to the purchase agreement; a $12.0 million unsecured subordinated promissory note; and 182,392 shares of Orion’s common stock, and (b) contingent post-closing cash payments dependent upon project profit realized from contracts of JEM under backlog identified in the JEM Purchase Agreement.

JEM is engaged in the business of providing dredging, jetty and breakwater construction, environmental restoration and rehabilitation, and dam and spillway construction.

In addition to reporting our results of operations using Generally Accepted Accounting Principles (“GAAP”), we also utilize non-GAAP metrics to manage our business and provide what we believe are meaningful metrics to the investment community. These non-GAAP metrics include Adjusted EBITDA (our earnings before taxes, interest and depreciation and amortization with non-cash stock compensation and other non-recurring, non-core related costs added), Adjusted Earnings per Share (net income after tax, adjusted for amortization of intangibles, non-cash compensation, and other non-core expenses and associated tax expenses or benefits) and Backlog (projects under contract that have either (a) not been started, or (b) are in progress but are not yet complete).

Market and Services Overview

The markets we serve benefit from diverse and sustained demand drivers, including federal funding for transportation and coastal infrastructure, increasing investment in domestic manufacturing and energy facilities, expansion of data center capacity, and long-term United States (“U.S.”) Navy modernization initiatives.

Marine Business

Our marine business provides comprehensive engineering, construction, dredging and specialty services to a diverse set of clients that includes federal, state and local governmental agencies as well as private commercial and industrial enterprises. With a specialized fleet, deep technical expertise, and more than a century of marine legacy, we execute complex projects safely and efficiently across the continental United States, Alaska, Hawaii, Canada, and the Caribbean Basin.

Demand for our marine services is supported by multiple strong, long-term tailwinds, including:

●	U.S. Navy modernization efforts, particularly in the Pacific, where the Navy has outlined approximately $80 billion of planned investment under the Pacific Deterrence Initiative to upgrade shipyards, dry docks, and waterfront infrastructure;
●	Federal infrastructure funding, including the Infrastructure Investment and Jobs Act, which provides multi-year appropriations for ports, waterways, bridges, and coastal resilience programs;
●	Port expansion and maintenance, driven by increased cargo volumes, larger vessel traffic, and the need for deeper channels and upgraded berth facilities;
●	Coastal rehabilitation and environmental restoration resulting from storm events, sea-level rise, and climate-related impacts; and
●	Energy and petrochemical investment, including maintenance dredging and waterfront construction for liquefied natural gas, refining, and chemical facilities.

Our strong performance on the U.S. Navy’s $450 million Pearl Harbor dry dock project, together with our established marine construction capabilities, positions us well for future Pacific-region opportunities as the Navy advances long-term modernization initiatives.

Transportation Facility Projects

We build, rehabilitate, and maintain a wide range of marine transportation facilities, including terminals, cruise ship berths, private terminals, U.S. Navy facilities, marinas and other port facilities. Our services include installation of foundations, mooring structures, and related components, as well as ongoing inspection, maintenance and emergency repair.

Pipeline and Utility Marine Services

We install and remove underwater pipelines and transmission infrastructure, including industrial intakes and outfalls, river crossing, and tie-ins. In addition, we provide logistics services for directional drilling and provide inspection, maintenance and repair services for existing systems.

Bridge and Causeway Construction

We construct, repair, and maintain overwater bridges, causeways, and fendering systems. These projects often involve deep foundational work, including installation of concrete, pipe, or sheet piles to support marine and transportation structures. These piles can exceed four feet in diameter, can range up to 170 feet in overall length, and are often driven 90 feet into the sea or river floor.

Environmental and Coastal Restoration

We construct a variety of environmental protection structures, including levees, erosion control systems, concrete mats, wetlands restoration features and geotube installations for island and shoreline creation.

Dredging

We perform maintenance dredging and capital dredging for ports, waterways and channels. Our work supports navigability, deepening and widening of channels, land reclamation, beach nourishment, erosion control and habitat restoration.  Maintenance dredging is a source of recurring revenue as active channels typically require routine dredging due to natural sedimentation. We maintain multiple specialty dredges of various sizes and specifications to meet customer needs.

Specialty Services

We provide design, salvage, demolition, surveying, towing, commercial diving and underwater inspection, excavation and repair. Our diving services are largely performed in shallow water and include inspections, salvage and pile restoration and encapsulation. Our survey services include surveying pipelines and performing hydrographic surveys that determine the configuration of the floors of bodies of water and detect and identify wrecks and other obstructions. Most of these specialty services support our other services or provide an introductory opportunity to other customers.

Concrete Business

Our concrete business provides construction services for commercial, industrial, multi-family residential and public projects, including the rapidly growing data center market. With more than 40 years of legacy experience, we deliver high-quality work safely, on time and on budget. Our success in this segment is supported by long-standing, trusted relationships with leading clients and general contractors, which are essential to building backlog and delivering sustained revenue growth.

Structural demand for our concrete services in our core geographies is supported by continued demographic growth, business expansion, and industrial investment across the U.S.

A rapidly growing portion of our concrete activity relates to data centers, which are critical infrastructure supporting artificial intelligence, cloud computing, and increased digital consumption. Demand in this sector is driven by customers’ emphasis on safety, schedule certainty, and execution reliability.

Industrial and commercial demand is also supported by U.S. manufacturing reshoring, supply-chain diversification, and capital investment in distribution, logistics, and advanced manufacturing facilities. Institutional construction needs—including educational, medical, and municipal buildings—are expected to grow alongside continued population and economic expansion in our core regions.

Our ability to self-perform the majority of our concrete work enhances quality, schedule reliability, and cost control across all end markets.

Data Centers

We have completed over 40 data centers for world-class hyperscalers and clients in partnership with leading general contractors. Hyperscale clients prioritize safety and on-time delivery, and our exceptional safety record and disciplined execution have positioned us as a trusted partner in this rapidly growing sector.

Industrial, Warehouse and Distribution Facilities

We construct concrete foundations, tilt-wall structures, and floors ranging from small facilities to large-scale distribution centers spanning more than one million square feet.

Commercial, Multi-Family, Institutional and Mixed-Use Structures

Our services include low-, mid- and high-rise commercial, multi-family residential, industrial and institutional developments and complexes. We have significant expertise with elevated concrete systems and formwork for complex structural projects.

Retail, Hospitality and Recreational Facilities

We deliver concrete services for retail centers, hotels, entertainment venues, and sport stadiums, supporting ongoing population and economic growth across our core markets.

Our Business Strategy

Our strategy centers on building a strong, resilient, profitable company that employs best-in-class talent to deliver superior operational execution to premier clients in well-funded end markets. Since 2022, we have executed a disciplined plan to improve margins, sharpen our market focus, and position Orion for sustainable long-term growth across the sectors we serve.

Strengthening Operational Foundation to Drive Organic Growth

We have implemented a series of operational initiatives designed to improve profitability, enhance project execution, and strengthen our competitive position, including:

●	Disciplined bidding and margin expansion;
●	Pursuit of larger, higher-margin work where our capabilities are clear differentiators that provide a compelling value proposition;
●	Strengthened business development by investing in people and tools to nurture and develop long-term customer relationships;
●	Investment in partnerships and alliances to enhance capabilities, skillsets and geographic reach to strengthen our position to win larger, more complex projects in new markets;
●	Investment in technology to enhance execution and unify disparate systems and processes; and
●	Investment in talent development to recruit, develop, and retain skilled managers, supervisors, and field personnel through training and professional development initiatives, recognizing that our employees are integral to successful project execution.

Geographic Expansion

We are expanding into high-growth geographies and adjacent end markets by increasing our presence in select geographies where our capabilities align with long-term infrastructure demand and leveraging strong customer relationships to enter new markets without significant upfront investment.

Our Operating Approach

Safety is the foundation of our operating culture and a critical measure of our performance. We have a rigorous safety management system and a culture that emphasizes hazard prevention, training, and accountability. This commitment—together with our principles of Quality, Delivery, Teamwork, and Integrity—guides how we plan and execute work across our marine and concrete segments. These principles underpin our ability to deliver complex projects safely, on time, on budget, and with predictable excellence, and they strengthen the confidence our customers place in us to execute mission-critical work.

Competitive Positioning

We believe our competitive position is strengthened by the depth of our construction and engineering capabilities and our reputation for delivering complex projects safely, on time, on budget, and with a high standard of quality. Our strong safety performance and disciplined approach to execution have earned the trust of public- and private-sector clients across our core markets. We also differentiate ourselves through our ability to solve technically challenging problems by leveraging our engineering experts, specialized equipment fleet and experienced project teams to develop efficient, practical solutions. Our leadership team and skilled workforce support operational excellence and position the Company for sustainable long-term growth.

In our marine segment, we compete with several regional marine construction services companies and a few national marine construction services companies. In our concrete segment, we compete mostly in the private sector and our competitors range from small, local construction companies to large regional and national construction companies.

Both of our segments are highly fragmented with competitors by geography and service offering and relatively few competitors competing across all of our markets or service lines in which we operate.

Barriers to entry in certain of our markets include bonding capacity, maritime law constraints, access to specialized equipment, and technical expertise; however, companies with sufficient financial resources and industry experience may enter or expand within these markets over time.

Customers

Our customers in the marine segment include federal, state and local governmental agencies as well as private commercial and industrial enterprises in the Caribbean Basin and the United States, including Alaska and Hawaii. Customers in our concrete segment include general contractors along with owners and developers of medical facilities, religious developments, sports complexes and stadiums, school districts and developers, owners of industrial, commercial and residential buildings, and some governmental agencies across our operating areas of Texas, Florida and Arizona. Most projects are competitively bid, with the award typically going to the lowest qualified bidder. Our customer base shifts from time to time depending on the types of projects we bid, and successfully secure.

The following table represents contract revenue (in thousands) and concentrations of contract revenue by type of customer for the years ended December 31, 2025, 2024 and 2023:

	2025	%	2024	%	2023	%
Federal Government	$162,992	19%	$234,175	30%	$153,410	22%
State Governments	116,304	14%	74,286	9%	59,354	8%
Local Governments	158,990	19%	123,160	15%	99,621	14%
Private Companies	413,974	48%	364,773	46%	399,393	56%
Total contract revenues	$852,260	100%	$796,394	100%	$711,778	100%

With the exception of the Unites States Navy, the Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer besides the United States Navy sustains a large portion of contract revenue over time. On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a $2.8 billion contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s portion of work as a dedicated subcontractor totals $463.9 million. For the fiscal years ended December 31, 2025, 2024 and 2023, the Company’s revenue related to the joint venture subcontract was approximately $121.5 million, $199.4 million and $90.5 million, respectively.

Our quarterly revenues and results of operations may fluctuate significantly due to the mix, size, scope, and timing of our projects under contract, including the timing of awards, mobilization, and progress schedules; the extent and timing of change orders; and the impact of project-specific risks. Our performance and the timing of revenue recognition may also be affected by permitting and other regulatory approvals; weather, tide and current conditions, and other environmental factors; supply chain constraints; the availability, productivity, and cost of labor; the utilization, performance, and downtime of our equipment; subcontractor performance; site conditions; and delays or disruptions caused by customers or third parties. These factors, as well as others, influence the pace at which we perform work and, accordingly, the rate at which revenue and profit are recognized over the life of our projects.

Insurance and bonding

We maintain insurance coverage for our business and operations, including property, equipment, automobile, general liability, workers’ compensation, and other customary coverages, in amounts and with terms that we believe are appropriate for our operating needs and consistent with industry practice. Certain coverages are subject to deductibles and self-insured retentions, and a portion of our workers’ compensation exposure is covered through a mutual association that may be subject to supplemental calls.

In connection with both segments of the business, we are often required to provide various types of surety bonds that provide additional security for our performance under certain public and private sector contracts. Our ability to obtain surety bonds depends on our capitalization, working capital, past performance, management expertise, and external factors, including the capacity of the overall surety market. Surety companies evaluate these factors in light of the amount of our backlog currently bonded and their underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-driven fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. The bonds we provide typically are for the contract amount of the project. While we believe our current bonding capacity is sufficient to satisfy current demand for our services, any new major project opportunities may require us to seek additional bonding capacity in the future, and we believe our balance sheet and working capital position will allow us to access additional bonding capacity as needed.

Trade names

We operate under a number of trade names and market our services primarily under the “Orion Group Holdings, Inc.” brand. Depending on the market, customer, or service line, we may be known as Orion Marine Group, Orion Marine Construction, Orion Marine Contractors, Orion Construction, Schneider E&C (Schneider Engineering & Consulting), Orion Industrial Construction, Orion Concrete Construction, Proco, or Houston Industrial Tool Services. We generally rely on state registrations and common law protections (and contractual protections where applicable) rather than broadly registering our trademarks with the U.S. Patent and Trademark Office; however, we may pursue registrations selectively when we believe it is appropriate. While we consider our trade names to be valuable assets, we do not believe that any single trade name or trademark is of such material importance that its absence would materially disrupt our business.

Equipment

We operate and maintain a large and diverse equipment fleet in our marine and concrete segments, substantially all of which we own, including barges, dayboats, tugs, dredges, cranes, pump trucks, and laser screeds. We believe that ownership of certain equipment is generally preferable to spot leasing or renting in some cases because it helps ensure availability when needed and can result in lower costs. We continually monitor and adjust our fleet size to align with the size of our business, considering both existing backlog and expected future work. We believe our equipment is well maintained and suitable for our current operations, and we have the ability to extend the useful life of certain equipment through periodic capital refurbishment. Most of our fleet is serviced by our own mechanics who work at various maintenance sites and facilities. In our marine segment, certain equipment requires certification by the U.S. Coast Guard, and, where required, our vessels’ permissible loading capacities require certification by the American Bureau of Shipping (“ABS”). All equipment that requires certification has obtained such certification and is maintained in good standing thereunder. In addition, we are capable of building, and have built, much of our highly specialized equipment, and we deploy our fleet from project to project as required.

Equipment certification

In our marine segment, certain vessels and marine equipment are subject to inspection and certification requirements administered by the U.S. Coast Guard. Where certification is required, we obtain and maintain the applicable certifications and inspections in good standing. In addition, for certain vessels and equipment, classification or load capacity certifications may be required by contract or customer specifications, including certification by the ABS. ABS is an independent classification society that, among other services, verifies that certain vessels are “in class,” indicating that they have been built and are maintained in accordance with applicable ABS standards and, as relevant, U.S. Coast Guard rules and regulations. To the extent required, our vessels subject to ABS classification are maintained in class. These certifications support our ability to operate in open waters and enhance the operational flexibility and mobility of our fleet.

Government regulations

We are subject to and must comply with a broad range of federal, state, and local laws and regulations applicable to our operations, including, among others: (i) workplace safety and health requirements; (ii) labor and employment laws and regulations; (iii) public procurement and contracting requirements (including, where applicable, disadvantaged business enterprise and similar participation programs); (iv) licensing and regulatory requirements applicable to marine operations, including vessel operations and dredging activities; and (v) permitting, inspection, and compliance requirements applicable to marine construction and dredging projects.

In our marine segment, we are subject to U.S. maritime statutes and regulations that restrict certain activities in U.S. waters and between U.S. points (commonly referred to as “cabotage” or “coastwise” laws). These laws generally limit the transportation of merchandise and passengers between points in the United States and dredging in the navigable waters of the United States to vessels that are eligible to engage in the coastwise trade, which typically requires that the vessel be documented under U.S. law with an appropriate coastwise endorsement and meet applicable U.S. ownership and control requirements. For vessel-owning entities, the U.S. citizenship ownership and control standards generally require at least 75% U.S.-citizen ownership (and satisfaction of associated control requirements), and these restrictions can affect certain chartering and financing structures, including limitations on demise or bareboat chartering arrangements with non-qualifying entities. Changes in these laws, regulations, interpretations, or the availability of waivers could increase competition or otherwise affect our operations.

In both our marine and concrete segments, we are subject to the requirements of the U.S. Occupational Safety and Health Administration (“OSHA”) and to environmental laws and regulations administered by the U.S. Environmental Protection Agency (“EPA”) and other federal, state, and local agencies. Environmental and permitting requirements applicable to our operations may include, among other matters, authorizations and compliance obligations relating to dredging and placement of dredged material, wetlands and waterways impacts, stormwater discharges, air emissions, protected species and habitats, and the handling, storage, and disposal of regulated materials. Permitting processes and compliance obligations may impose operational constraints and can affect project timing and cost.

We believe that we are in material compliance with applicable regulatory requirements and maintain the material licenses and permits required to conduct our operations. The following is a discussion of the environmental laws and regulations that could have a material effect on our marine and concrete construction services.

Environmental matters

General

Our operations, including concrete construction, marine and other infrastructure construction, salvage, demolition, dredging, and dredged material management, are subject to stringent and complex federal, state, and local environmental laws and regulations. These requirements may address, among other matters, air emissions; water quality and stormwater; wetlands and waterways impacts; solid and hazardous waste management; endangered or protected species and their habitats; and the handling, storage, and disposal of regulated materials. A portion of our contracts are performed for public authorities and, in those cases, may impose additional environmental compliance requirements.

These laws and regulations may require that we and/or our customers obtain and comply with environmental permits, registrations, licenses, and other approvals. Environmental requirements can affect our business in a variety of ways, including by delaying project awards and start dates; limiting work methods, seasons, or work windows; restricting the handling, storage, transportation, or disposal of wastes and dredged materials; requiring remediation or other corrective actions; and, in the event of non-compliance, resulting in administrative, civil, or criminal penalties, injunctive relief, and reputational harm.

We believe we are in material compliance with applicable environmental laws and regulations, and we do not expect compliance with existing requirements to have a material adverse effect on our business, results of operations, or financial condition. However, future changes in laws and regulations, evolving agency interpretations, increased enforcement, project-specific permit conditions, or the discovery of contamination could increase our costs or otherwise affect our operations.

Waste management

Our operations may be subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws governing the generation, handling, storage, treatment, transportation, and disposal of hazardous and non-hazardous wastes. Many RCRA provisions are implemented by authorized state agencies, which may impose requirements that are more stringent than federal standards. As a generator of regulated wastes, we may be subject to accumulation, storage, labeling, recordkeeping, training, and reporting requirements and may utilize third-party transporters and disposal facilities.

Site remediation

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” and analogous state laws may impose strict, joint and several liability for releases of hazardous substances into the environment, without regard to fault or the legality of prior conduct. Potentially responsible parties may include current and former owners or operators of a site, as well as parties that arranged for disposal or transported wastes to offsite locations. CERCLA authorizes the EPA and, in certain cases, third parties to undertake or compel response actions and seek recovery of associated costs, natural resource damages, and other amounts.

We own and lease properties that may have been used by others prior to our ownership or occupancy, and we perform work at third-party sites where historical conditions may not be under our control. As a result, we could incur costs to investigate or remediate contamination or otherwise address environmental conditions, including conditions attributable to third parties.

Water discharges

The Federal Water Pollution Control Act, commonly referred to as the Clean Water Act (“CWA”), and analogous state laws regulate discharges of pollutants to waters of the United States, including wetlands. Discharges are generally prohibited unless authorized under an applicable permit (including National Pollutant Discharge Elimination System (“NPDES”) permits for certain discharges, such as construction-related stormwater). In addition, Section 404 of the CWA regulates the discharge of dredged or fill material into waters of the United States, and permits for such activities are issued by the U.S. Army Corps of Engineers (“USACE”) under a program jointly administered with the EPA. Many marine projects also require authorization under Section 10 of the Rivers and Harbors Act of 1899 for structures and work in or affecting navigable waters. Further, certain federal permits may require state or tribal water quality certification under CWA Section 401.

Dredged material management and disposal methods are regulated and may include upland placement, confined placement, and beneficial use applications where feasible. In limited circumstances where ocean disposal is authorized, the Marine Protection, Research and Sanctuaries Act (“MPRSA”) provides a regulatory framework under which USACE authorizes ocean disposal of dredged material subject to EPA review and written concurrence.

The Oil Pollution Act of 1990 (“OPA”), which amends and augments the CWA, establishes liability and prevention requirements for releases of oil into waters of the United States. OPA and related regulations impose requirements intended to prevent spills and provide for financial responsibility and response obligations in the event of a spill.

Certain discharges incidental to the normal operation of non-recreational, non-Armed Forces vessels operating in U.S. waters are regulated under the CWA. The Vessel Incidental Discharge Act (“VIDA”), enacted in 2018, established a uniform national framework for these discharges under CWA Section 312(p), directing the EPA to establish federal standards of performance and the U.S. Coast Guard to promulgate implementing regulations. EPA published final federal standards of performance in October 2024. Under VIDA, existing requirements under EPA’s 2013 Vessel General Permit

(“VGP”) framework were extended and generally remain in effect until the EPA and Coast Guard VIDA regulations are final, effective, and enforceable.

Air emissions

The Clean Air Act (“CAA”) and comparable state laws regulate emissions of air pollutants from certain stationary and mobile sources. Our operations may involve diesel-powered equipment, generators, and other emission sources, as well as activities that may be subject to permitting, operational limits, recordkeeping, and other compliance obligations. We believe our operations are in material compliance with applicable air requirements.

Endangered species

The Endangered Species Act (“ESA”) and related federal and state requirements can restrict activities that may affect protected species or their habitats. Because we perform work in and around coastal and aquatic environments, certain projects may be subject to permit conditions, seasonal work windows, protected-species observer requirements, or other restrictions intended to avoid or minimize impacts to protected species (including marine mammals, birds, and sensitive habitat areas). These requirements can affect project schedules, access, and productivity and may impact our ability to obtain work or complete projects on time in the future.

Human capital management

As of December 31, 2025, our marine segment had 808 employees, 237 of whom were full-time salaried personnel and most of the remainder of whom were hourly personnel. Our concrete segment had 1,146 employees, 200 of whom were full-time salaried personnel and most of the remainder were hourly personnel. Our corporate shared services had 122 employees, 95 of whom were full-time salaried personnel and most of the remainder were hourly personnel.

From time to time, we hire additional employees for certain large projects and, subject to local market conditions, additional crew members are generally available for hire on relatively short notice. We believe our employees are our most valuable resource, and our workforce demonstrates dedication to and pride in our company.

Our employees are not currently represented by labor unions, except certain employees in our marine segment located in the Pacific region (including Washington, Alaska, and Hawaii) and certain employees operating specialized equipment in our concrete segment, in each case where collective bargaining agreements are in place. Employees represented by collective bargaining agreements represent approximately 4.62% of our total workforce.

Orion integrates safety into all aspects of its operations, emphasizing proactive risk mitigation, continuous training, and shared employee responsibility, and our safety performance has been recognized at both national and regional levels. In 2024, Orion’s marine team in the Pacific Northwest was a top three finalist in the Associated General Contractors (“AGC”) Construction Safety Excellence Awards (“CSEA”). The Pacific marine team received the AGC Washington Safety Award, while the Atlantic marine team was awarded the 2024 FTBA Safety Excellence Award from the Florida Transportation Builders Association. Orion’s concrete segment received multiple safety awards in 2024 from the American Society of Concrete Contractors, AGC of Houston, and the Liberty Mutual Insurance Company’s Gold Safety Award for Outstanding Safety Performance. We continue to invest in safety training, employee engagement, and operational practices intended to support workplace safety and accountability.

Financial information about geographic areas

We are a project-driven marine and concrete contractor, and our operations represent two reportable segments for financial reporting. Our business is primarily conducted along the coastal regions of the United States, including Alaska and Hawaii, for our marine segment and in Texas and Florida for our concrete segment. Revenues generated from our marine segment outside the United States, primarily in the Caribbean Basin, totaled 4.9%, 7.4% and 5.1% of total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Our long-lived assets are substantially located in the United States.

Information about our executive officers

Certain information concerning our executive officers and directors as of March 2, 2026 is set forth below.

Name	Age	Position with the Company	Year Joined the Registrant
Austin J. Shanfelter	68	Chairman of the Board	2007
Thomas N. Amonett	82	Director	2007
Michael J. Caliel	66	Director	2019
Margaret M. Foran	71	Director	2019
Robert S. Ledford	61	Director	2025
Quentin P. Smith, Jr.	74	Director	2022
Mary E. Sullivan	69	Director	2019
Travis J. Boone	52	President and Chief Executive Officer, Director	2022
Alison G. Vasquez	51	Executive Vice President and Chief Financial Officer	2025
E. Chipman Earle	53	Executive Vice President, Chief Administrative Officer, Chief Compliance Officer, General Counsel and Secretary	2023

Access to the Company’s filings

We maintain a website at www.oriongroupholdingsinc.com where we make available, free of charge, access to the reports we file with, or furnish to, the U.S. Securities and Exchange Commission (the “SEC”). Information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K and is not considered a part of this Annual Report on Form 10-K. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.        RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. The risks described below highlight the known factors that have affected and could affect us in the future. We may also be affected by unknown risks or risks that we currently think are immaterial. If any such events actually occur, our business, financial condition, and results of operations could be materially adversely affected.

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

Our business, operating results and financial condition could be materially and adversely affected by severe weather and other natural disasters, such as earthquakes, flooding or hurricanes, particularly along the Gulf Coast, the West Coast, the Atlantic Seaboard, and the Caribbean Basin. Repercussions of severe weather conditions could cause significant interruption of projects in process and have safety implications to personnel at those sites.

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

Moreover, even when the underlying economic fundamentals that ordinarily drive the level of construction activity are strong, the level of economic activity in such markets may be suppressed.

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

As of December 31, 2025, we had a backlog of work to be completed on contracts totaling approximately $480 million in our marine segment and approximately $160 million in our concrete segment. Backlog includes new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period.

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

In addition, our vessels in the marine segment may be subject to arrest or seizure by claimants as security for maritime torts committed by the vessel or us, a breach of a fleet mortgage secured by the vessel, or the failure by us to pay for necessities, including fuel and repair services, which were furnished to the vessel. Such arrest or seizure could preclude the vessel from working, thereby causing delays in marine segment projects.

Our business is subject to significant operating risks and hazards that could result in damage or destruction to property, injuries or loss of life, which could result in losses or liabilities to us.

Construction and maintenance sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment, moving vehicles, or other construction or worksite hazards. On most sites, we are responsible for safety and are contractually obligated to implement safety procedures. Our safety record is an important consideration for us and for our customers. If serious accidents or fatalities occur or our safety record deteriorates, we may be excluded from bidding on certain work, expose ourselves to possible lawsuits, and existing service arrangements could be terminated, thus having a material adverse impact on our financial position, results of operations, cash flows and liquidity. Further, regulatory changes implemented by OSHA or the U.S. Coast Guard could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

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

Our marine segment, which accounted for 63.9%, 65.5% and 55.6% of our contract revenues for the years ended December 31, 2025, 2024 and 2023, respectively, has a significant portion of those operations performed outside of the U.S. For the years ended December 31, 2025, 2024 and 2023, our international operations generated approximately 4.9%, 7.4% and 5.1% of our contract revenues, respectively. The Bahamas represented our largest international market outside of the U.S., with our Bahamian operations representing 4.9% and 7.4% of our contract revenues for the year ended December 31, 2025 and 2024, respectively, including 14.2% and 1.8% of our unrestricted total cash balance at December 31, 2025 and 2024, respectively. In addition, we intend to expand our operations to other areas outside the U.S. in the future. International operations are subject to a number of risks and uncertainties that could negatively impact our results from operations, including:

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

Failure to comply with environmental laws and regulations, or the permits issued under them, may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, strict joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the investigation or remediation of environmental contamination that resulted from the conduct of others or from our own actions that were in compliance with all applicable laws at the time those actions were taken. Further, it is possible that we may be exposed to liability due to releases of pollutants, or other environmental impacts that may arise in the course of our operations. For instance, some of the work we perform is in underground and water environments, and if the field location maps or waterway charts supplied to us are not accurate, or if objects are present in the soil or water that are not indicated on the field location maps or waterway charts, our underground and underwater work could strike objects in the soil or the waterway bottom containing pollutants and result in a rupture and discharge of pollutants. In addition, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies, and due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture releasing subsurface materials. These releases may contain contaminants in excess of amounts permitted by law, may expose us to remediation costs and fines and legal actions by private parties seeking damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs through insurance or increased revenues, which may have a material adverse effect on our business, operating results and financial condition. See “Item 1. Business – Environmental Matters” for more information.

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

The Foreign Dredge Act of 1906, the Merchant Marine Act of 1920 (the “Jones Act”) and the Vessel Documentation Act require vessels engaged in the transport of merchandise or passengers between two points in the United States or dredging in the navigable waters of the United States to be owned and controlled by United States citizens. The United States citizen ownership and control standards require the vessel-owning entity to be at least 75% U.S. citizen-owned, thus restricting foreign ownership interests in the entities that directly or indirectly own the coastwise-qualified vessels we operate. If we were to seek to sell any portion of our marine segment that owns any of these vessels, we may have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above; additionally, any sales of certain of our larger vessels to foreign buyers would be subject to approval by the U.S. Maritime Administration. As a result, the sales price for that portion of our marine segment may not attain the amount that could be obtained in an unregulated market.

Our concrete segment is geographically concentrated in Texas.

Our concrete segment, which accounted for 36.1%, 34.5% and 44.4% of our contract revenues for the years ended December 31, 2025, 2024 and 2023, respectively, is concentrated in the metropolitan areas of the State of Texas, particularly Houston and Dallas. Given this concentration, general economic conditions, regulatory changes, changes in demographics, material costs, labor conditions, competition and other conditions that affect those metropolitan areas or the State of Texas may have a disproportionate impact on the performance of our concrete segment. In addition, our operations in Texas may make us more susceptible to natural disasters, including hurricanes, tornadoes and flooding.

A significant portion of our revenues may be concentrated among a small number of projects.

From time to time in any given period, a significant percentage of our revenues may be attributable to a limited number of contracts, customers or projects. A reduction in scale, a delay in scheduled work, the completion or termination of a material contract, or the loss of a major customer could negatively impact our reputation and could have an adverse effect on our business, our revenue and results of operations. Furthermore, even if the ultimate amount of our contract revenue attributable to a particular project remains the same, delays in scheduled work may impact the timing of the recognition of our contract revenues and profits. In addition, in many cases, we work as a subcontractor or among a team of contractors. Our ability to timely execute on our work is often affected by scheduling changes or contract performance by our co-contractors, all of which are outside of our control.

For example, our Pearl Harbor Project for the United States Navy, our portion of which totals approximately $463.9 million, and our design-build contract for the Grand Bahama Shipyard totaling approximately $125.9 million may concentrate our revenues. To the extent we are unable to perform our services or experience any delays in the Pearl Harbor Project, the Grand Bahama Shipyard or any other significant project, anticipated revenue or profits associated with that project may not be realized or may otherwise shift into future periods, which may impact the accuracy of our guidance. Furthermore, if we are unable to replace projects like the Pearl Harbor Project or the Grand Bahama Shipyard upon completion of those projects, our revenue and profitability may be lower in future years.

The timing and funding of new contracts may result in volatility in our cash flow and profitability. These factors, as well as others that may cause our actual financial results to vary from any publicly disclosed earnings guidance and forecasts, are outside of our control.

Our revenues are generated from project-based work. It is generally very difficult to predict the timing and source of awarded contracts, and the timing of revenue under awarded contracts. The selection of, timing of, or failure to obtain projects, delays in awards of projects, the rebidding or termination of projects due to budget overruns, or the cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows and profitability, or cause revenues to be shifted further into the future. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. This may make it difficult to match workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a readily available workforce and fleet of equipment that is larger than needed at the time, resulting in unpredictability in our cash flow, expenses and profitability. If an expected contract award or the related notice to proceed is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues, or the revenues could appear in periods later than expected. Delays by our customers in obtaining required approvals and permits for their infrastructure projects may delay their awarding contracts for those projects and once awarded, the ability to commence construction under those contracts. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our UMB Credit Agreement (as defined below). In addition, a change in the timing of a construction project may impact future revenue. If a project is delayed, revenue that we expect to receive may appear in periods later than we initially expected, which may impact the accuracy of our guidance. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period. From time to time, we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. Any such predictions may be impacted by these factors as well as others that are beyond our control and might not turn out to be accurate.

We may not be able to enter into contracts associated with our pipeline of opportunities, or realize any revenue associated with our pipeline of opportunities.

As of December 31, 2025, we had a pipeline of opportunities of approximately $22 billion. We define our pipeline of opportunities as specific projects that we have identified and are tracking as projects of interest.

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

Acquisitions and mergers may disrupt our business, and integrating acquired companies may be more difficult, costly, or time-consuming than we expect.

Our growth strategy includes, among other things, acquisitions and vertical integrations. For example, on February 3, 2026, we completed the acquisition of JEM. Our acquisition activities could be material to our business and involve a number of significant risks, including the following:

●	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;
●	using inaccurate estimates and judgments to evaluate risks with respect to the target company or the assets we seek to acquire;
●	intense competition from other potential acquirers, many of which have substantially greater resources than we do;
●	potential exposure to unknown or contingent liabilities of any target we acquire;
●	inability to realize the expected revenue increases, cost savings, increases in geographic or service presence, and other projected benefits;
●	incurring time and expense required to integrate the operations and personnel of the combined businesses;
●	inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees;
●	losing key employees and customers; and
●	possible future impairment of goodwill and other intangibles resulting from acquisitions.

The economic benefits expected to result from acquisitions might not occur or may be less than we expect. As with any acquisition, there also may be business disruptions that cause us to lose customers. Failure to successfully identify, acquire and integrate businesses could have an adverse effect on our business, operating results and financial condition, and ability to implement our strategy.

Our financial performance will be negatively impacted if we are unable to execute our growth strategy.

Our current growth strategy is to pursue growth through greenfield expansion, acquisitions, vertical integration and diversification. Our ability to grow organically through greenfield expansion depends on our ability to identify, bid upon, win and perform new and additional projects, and we may not be successful in those endeavors. Our ability to grow organically further depends on our ability to recruit and retain qualified personnel, to fund growth at a reasonable cost, access to sufficient capital resources, competitive factors, and changes in laws and regulations. If we grow too quickly, whether organically or through acquisitions, we may be unable to control costs and maintain our operational standards and such growth could materially and adversely affect our financial condition and results of operations.

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

On February 4, 2022, President Biden issued Executive Order 14063, and on December 22, 2023 the Federal Acquisition Regulatory Council issued a final rule (effective January 22, 2024) that generally requires federal agencies, subject to specified exceptions, to include project labor agreement (“PLA”) requirements on certain federal construction projects estimated to cost the U.S. Government at least $35 million (and permits agencies, in certain circumstances, to require PLAs below that threshold). Although aspects of the PLA mandate have been challenged in litigation, including a January 21, 2025 decision of the U.S. Court of Federal Claims in a bid protest context, the rule has not been blocked nationwide, and agencies may continue to include PLA requirements in solicitations. If we (or our subcontractors) are required to enter into a PLA on a federal project, we could incur higher labor and compliance costs, face staffing/subcontracting constraints, or experience labor-related disruptions, which could have a material adverse effect on our business, operating results and financial condition.

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

Many of our marine segment employees are covered by federal maritime law, including provisions of the Jones Act, the Longshore and Harbor Workers Compensation Act (“LHWCA”) and the Seaman’s Wage Act. Jones Act laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue litigation against employers for job-related injuries. For employees that do not qualify for the Jones Act, but are still injured while performing work on or around navigable waters, the LHWCA is a federal law that provides for the payment of compensation, medical care, and vocational rehabilitation services to such employees. Because in some cases we are not protected by the limits imposed by state workers’

compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

For example, in the normal course of business, we are a defendant in various personal injury lawsuits. We maintain insurance to cover claims that arise from injuries to our workforce subject to a deductible. During 2025, we recorded $0.7 million of expense for our self-insured portion of these liabilities. We believe our recorded self-insurance reserves represent our best estimate of the outcomes of these claims. Should negative trends persist, we could be negatively impacted in the future.

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

We rely heavily on computer information, communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be interrupted or result in the loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error, or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects, which could have a material adverse impact on our business, financial condition, protection of intellectual property, and results of operations, as well as those of our clients.

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

Tax law changes in the U.S. and abroad could increase our effective tax rate, cash taxes, or compliance costs and adversely affect our results. The European Union’s implementation of the Organisation for Economic Co-operation and Development’s Pillar Two 15% global minimum tax regime, and similar measures under consideration in other jurisdictions, could increase our tax expense depending on how and when countries adopt and apply these rules, even though we do not currently expect a significant impact.

Risk Factors Relating to Our Indebtedness

Our indebtedness includes covenants and obligations with regard to our business activities that may restrict our ability to take certain actions which may negatively affect our financial condition.

At December 31, 2025, we had no outstanding indebtedness under our five-year $120.0 million senior secured credit facility (the “UMB Credit Agreement”), dated December 23, 2025. We must comply with customary affirmative and negative covenants contained in the UMB Credit Agreement, some of which may restrict the way in which we conduct our business. Among other things, these requirements could potentially limit our ability to:

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

We may incur additional indebtedness in the future by issuing debt instruments, under new credit agreements, under joint venture agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of these. If we incur additional indebtedness in the future, it likely would be under arrangements that may have terms and conditions at least as restrictive as those contained in our UMB Credit Agreement. At December 31, 2025, available capacity to borrow on the revolving lines of credit was $60.0 million. Failure to comply with the terms and conditions of any existing or future indebtedness, including current or prospective covenants, would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the UMB Credit Agreement allow for loans at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and operating cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Additionally, rising interest rates may increase our cost of capital and, therefore, reduce the amount of capital available to fund our operations.

In the future, we may enter into interest rate swaps and other derivative instruments that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain those instruments with respect to all of our variable rate indebtedness, and any instruments we enter into may not fully mitigate our interest rate risk and subject us to counter-party credit risk.

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

None.

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

Material cybersecurity incidents

We are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our results of operations, financial condition or financial reporting responsibilities, business strategy or performance historically.

Governance

The Board’s role in overseeing cybersecurity risk

The Board of Directors (the “Board”) is acutely aware of the critical nature of managing cybersecurity risks. Given the potential significance of cybersecurity threats to our operational integrity and stakeholder confidence, the Board has established robust oversight mechanisms to ensure effective governance in managing our cybersecurity risks. The Board is comprised of directors with varying backgrounds and expertise, including risk management, technology and finance, equipping them to oversee cybersecurity risks effectively.

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

Management’s role in managing cybersecurity risk

Our CEO, CFO, and VPIT play a pivotal role in informing the Board regarding cybersecurity risks. They provide an annual comprehensive briefing to the Board, as well as interim updates throughout the year, as needed. The VPIT holds a master’s degree in business and has approximately 18 years of experience spanning enterprise IT, technology operations, and risk management, with responsibility for the Company’s cybersecurity program. The VPIT is supported by a team that includes individuals with long-standing information security experience. Our executive leadership team (composed of our CEO, CFO, and other senior officers representing functional and business areas) has ultimate management responsibility for our cybersecurity program, although primary responsibility rests with the VPIT, as described below. The executive leadership team meets regularly to discuss our strategy, opportunities and risks, including our risk management measures used to identify and mitigate cybersecurity threats.

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

Item 2.        PROPERTIES

Our corporate headquarters is located at 2940 Riverby Road, Suite 400, Houston, Texas 77020. The lease for the corporate headquarters and operations offices includes approximately 63,500 square feet of office space with a term expiring in 2036, subject to two five-year extensions at our option.

We lease office space in Alaska, Arizona, Hawaii, Louisiana, Florida, Texas and Washington for our operations, including office and yard space. We may lease smaller project-related offices throughout our operating areas when the need arises.

We believe that our existing facilities are adequate for our operations. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility. Some of our real estate assets are pledged to secure the UMB Credit Agreement.

Item 3.        LEGAL PROCEEDINGS

Please refer to Note 16 of the Notes to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on the New York Stock Exchange and NYSE Texas and trades under the symbol “ORN.”

Holders

As of February 20, 2026, we had approximately 13,079 stockholders of record including beneficial holders.

Unregistered sales of equity securities and use of proceeds

There were no unregistered sales or issuer purchases of equity securities during the quarter ended December 31, 2025.

Issuer repurchase of equity securities

None.

Performance graph*

The following graph shows the changes in the value of $100 invested in (1) the common stock of Orion Group Holdings, Inc., (2) the Standard & Poor’s 500 Stock Index, (3) the Standard & Poor’s Composite 1500 Construction Index and (4) the Dow Jones Heavy Construction Group Index. The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period.

	2021	2022	2023	2024	2025
Orion Group Holdings, Inc.	76.01	47.98	99.60	147.78	200.40
S&P 500	128.71	105.40	133.11	166.41	196.17
S&P 1500 Construction	144.75	165.07	209.06	319.53	434.02
Dow Jones US Heavy Civil Construction	149.33	170.68	204.36	287.15	387.57

Beginning with this Annual Report, the Company added the S&P 1500 Construction Index as an additional industry comparison, which is expected to be used in the Company’s compensation programs during the year ending December 31, 2026. The Company currently expects to discontinue the Dow Jones U.S. Heavy Civil Construction Index comparison beginning with next year’s performance graph. The Dow Jones index is included in this year’s graph to provide comparability to the index used in the immediately preceding fiscal year.

*   This table and the information therein are being furnished but not filed. Such information will not be deemed to be soliciting material or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that it is specifically incorporated by reference.

Securities authorized for issuance under equity compensation plans

The information required by Item 201(d) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2026.

Item  6.        RESERVED

Item  7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes beginning on page F-1 of this Annual Report on Form 10-K. Certain statements made in our discussion may be forward-looking. Forward-looking statements involve risks and uncertainties and a number of other factors that could cause actual results or outcomes to differ materially from our expectations. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K for additional discussion of some of these risks and uncertainties. Unless the context requires otherwise, when we refer to the “Company,” “we,” “us” and “our,” we are describing Orion Group Holdings, Inc. and its consolidated subsidiaries and affiliates.

Overview

We are a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through our marine segment and our concrete segment.

Our marine segment provides construction and dredging services, including marine transportation facility construction, marine pipeline construction, construction of marine environmental structures, dredging of waterways, channels, and ports, environmental dredging, engineering and design, and specialty services related to marine construction, fabrication, and dredging.

Our concrete segment provides turnkey concrete construction services, including concrete placement and finishing, site preparation, layout, forming, and rebar placement for large commercial, structural, and other concrete projects.

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

Recent Developments

JEM Acquisition

On February 3, 2026, we entered into a Securities Purchase Agreement (the “JEM Purchase Agreement”) and completed an acquisition (the “JEM Acquisition”) of all of the capital stock of J.E. McAmis, Inc., a California corporation, and all of the membership interests in JEM Marine Leasing, LLC, a Washington limited liability company (collectively, “JEM”).

The purchase price consisted of: (a) $50.0 million in cash, subject to adjustments pursuant to the purchase agreement; a $12.0 million unsecured subordinated promissory note issued to the sellers; and 182,392 shares of Orion’s common stock, and (b) contingent post-closing cash payments dependent upon project profit realized from contracts of JEM under backlog identified in the JEM Purchase Agreement. The cash consideration and related expenses was funded with cash on hand and borrowings of approximately $46.9 million under the UMB Credit Agreement (as defined below).

JEM is engaged in the business of providing dredging, jetty and breakwater construction, environmental restoration and rehabilitation, and dam and spillway construction.

UMB Credit Agreement

On December 23, 2025, we entered into a five-year $120.0 million Credit Agreement (the “UMB Credit Agreement”) with certain financial institutions from time-to-time party thereto, as lenders, and UMB Bank, N.A., as administrative agent and issuing bank.  The UMB Credit Agreement consists of a $60.0 million revolving loan, a $20.0 million equipment term loan, and a $40.0 million acquisition term loan.

2025 Recap and 2026 Outlook

In 2025, we recorded revenues of $852 million, an increase of 7% as compared with 2024. $545 million of total revenue was attributable to our marine segment and the remaining $307 million to our concrete segment. Our net income was $2.5 million, as compared with net loss of $1.6 million in the prior year. In addition, we ended 2025 with a consolidated backlog of $640 million.

Looking to 2026, we will continue to execute our strategic plan focused on developing opportunities across the infrastructure, industrial, and building sectors.

Marine segment

Demand for our marine construction services remains strong, supported by our differentiated capabilities, specialized equipment fleet, and diversified service offerings within the marine construction industry. We continue to pursue opportunities that support the maintenance, repair, and expansion of infrastructure that facilitates the movement of goods and people across waterways. Long-term demand is driven by the expansion of the Panama Canal, the continued increase in the size of global shipping fleets, and the resulting need for U.S. ports and private marine infrastructure owners to deepen channels, strengthen wharves, and modernize marine structures to accommodate larger vessels.

In addition to port and navigation-related work, demand for marine construction services continues to be supported by public-sector infrastructure investment, coastal restoration initiatives, and energy-related marine construction. We believe our current equipment fleet and operating capabilities position us well to compete for and execute projects across both public and private end markets.

Over the long term, we expect favorable demand trends for our marine segment, driven by:

●	Ongoing repair, rehabilitation, and modernization needs across aging U.S. marine infrastructure;
●	Continued investment in U.S. Navy and other federal marine infrastructure;

●	Sustained demand from downstream energy-related customers, including large capital projects and recurring maintenance work;
●	Increases in cargo volumes and vessel sizes transiting the Panama Canal, requiring Gulf Coast and Atlantic Seaboard ports to expand infrastructure and perform additional dredging;
●	Potential project opportunities resulting from the Water Resources Reform and Development Act (“WRRDA Act”), which authorizes funding for the development and maintenance of the nation’s waterways and addresses funding gaps in the Harbor Maintenance Trust Fund;
●	A continued focus on coastal restoration and resilience projects along the Gulf Coast, including work funded through the RESTORE Act; and
●	Federal disaster recovery funding administered by the U.S. Army Corps of Engineers (“USACE”), including approximately $7 billion allocated for projects in Texas.

Concrete segment

Demand for our concrete segment’s services remains steady, although the timing of certain project releases may be affected by inflationary pressures, interest rate uncertainty, labor availability, supply chain constraints, and broader macroeconomic conditions. We continue to see favorable long-term demand fundamentals for our concrete construction services, supported by population growth, business expansion, and infrastructure investment across our core and expanding markets.

In Texas, major metropolitan areas and surrounding suburban corridors continue to experience strong population and commercial growth, supporting demand for warehouse and distribution facilities, education and institutional projects, office and retail development, grocery stores, multi-family housing, and structural concrete work for business, residential, and mixed-use developments. Texas also continues to see growth in data center construction, supported by the availability of developable land and access to power and fiber infrastructure. In addition, we are seeing increasing opportunities in other high-growth markets, including Florida, which supports our strategy to selectively expand our geographic footprint and diversify our revenue base.

Over the long term, we expect favorable demand trends for our concrete segment, driven by:

●	Continued population growth in Texas and other high-growth states, supported by corporate relocations and in-migration;
●	Ongoing investment in warehouse, distribution, and data center facilities across our core and expanding markets; and
●	Selective geographic expansion beyond Texas, including increased activity in Florida and other attractive regional markets.

Beginning in the first quarter of fiscal 2026,we will update our reportable segments to better align with how management evaluates performance and allocates resources. Specifically, we will no longer allocate our corporate expenses to our operating segments. Rather, corporate expenses will be reported as a separate non-operating segment.

Consolidated results of operations

Backlog information

Our contract backlog represents our estimate of the revenues we expect to realize under the portion of contracts remaining to be performed. Given the typical duration of our contracts, which is generally less than a year, our backlog at any point in time usually represents only a portion of the revenue that we expect to realize during a twelve-month period. We have not been adversely affected by contract cancellations or modifications in the past; however, we may be in the future, especially in periods of economic uncertainty.

Backlog as of the periods ended below are as follows (in millions):

	December 31, 2025	December 31, 2024
Marine segment	$480	$583
Concrete segment	160	146
Consolidated	$640	$729

Backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Income statement comparisons

	Year Ended December 31,
	2025	2024	2023
	Amount	Amount	Amount

	(dollar amounts in thousands)
Contract revenues	$852,260	$796,394	$711,778
Cost of contract revenues	746,646	705,234	650,115
Gross profit	105,614	91,160	61,663
Selling, general and administrative expenses	93,471	82,537	69,431
Amortization of intangible assets	—	—	427
Gain on disposal of assets, net	(2,468)	(2,898)	(8,455)
Intangible asset impairment loss	—	—	6,890
Operating income from operations	14,611	11,521	(6,630)
Other (expense) income:
Interest expense	(8,863)	(13,381)	(11,659)
Loss on extinguishment of debt	(3,777)
Other income	936	564	744
Other expense, net	(11,704)	(12,817)	(10,915)
Income (loss) before income taxes	2,907	(1,296)	(17,545)
Income tax expense	419	348	330
Net income (loss)	$2,488	$(1,644)	$(17,875)

Year ended December 31, 2025 compared with year ended December 31, 2024

Contract revenues. Contract revenues for the year ended December 31, 2025 of $852.3 million increased $55.9 million or 7% as compared to $796.4 million in the prior year period. The increase was primarily due to new awards and higher volume across the business.

Gross profit. Gross profit was $105.6 million for the year ended December 31, 2025 compared to $91.2 million in the prior year period, an increase of $14.4 million or 16%. Gross profit in the year ended December 31, 2025 was 12% of total contract revenues as compared to 11% in the prior year period. The increase was primarily driven by strong project execution and increased utilization.

Selling, general and administrative expense. Selling, General and Administrative (“SG&A”) expenses were $93.5 million for the year ended December 31, 2025 compared to $82.5 million in the prior year period, an increase of $11.0 million or 13%. As a percentage of total contract revenues, SG&A expenses increased from 10% to 11%. The increase in SG&A expense was primarily driven by spending to support business growth.

Gain on disposal of assets, net. During the year ended December 31, 2025 and 2024 we realized $2.5 million and $2.9 million, respectively, of net gains on disposal of assets.

Other income, net of expense. Other expense primarily reflects interest on our borrowings and expenses related to the extinguishment of debt, partially offset by interest income and non-operating gains or losses.

Income tax expense. We recorded tax expense of $0.4 and $0.3  million in the years ending December 31, 2025 and 2024, respectively.

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

Selling, general and administrative expense. SG&A expenses were $82.5 million for the year ended December 31, 2024 compared to $69.4 million in the prior year period, an increase of $13.1 million or 18.9%. As a percentage of total contract revenues, SG&A expenses increased from 9.8% to 10.4%. The increase in SG&A dollars and percentage reflect an increase in IT, compensation, business development spending, and higher legal costs related to pursuing project-related claims.

Gain on disposal of assets, net. During the year ended December 31, 2024 and 2023 we realized $2.9 million and $8.5 million, respectively, of net gains on disposal of assets. The year ended December 31, 2023 included a gain of $5.2 million related to the sale-leaseback of our Port Lavaca South Yard property in Texas.

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

	Year ended December 31,
	2025	2024	2023
	Amount	Amount	Amount
	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$401,083	$403,428	$292,088
Private sector	143,748	117,822	103,829
Marine segment total	$544,831	$521,250	$395,917
Concrete segment
Public sector	$37,203	$28,193	$20,297
Private sector	270,226	246,951	295,564
Concrete segment total	$307,429	$275,144	$315,861
Total	$852,260	$796,394	$711,778

Operating income (loss)
Marine segment	$29,863	$2,318	$3,670
Concrete segment	(15,252)	9,203	(10,300)
Total	$14,611	$11,521	$(6,630)

Year ended December 31, 2025 compared with year ended December 31, 2024

Marine Segment

Revenues for our marine segment for the year ended December 31, 2025 were $544.8 million compared to $521.3 million for the year ended December 31, 2024, an increase of $23.5 million, or 5%. The increase was primarily due to new awards and higher volume on our marine construction contracts.

Operating income for our marine segment for the year ended December 31, 2025 was $29.9 million, compared to $2.3 million for the year ended December 31, 2024, an increase in operating income of $27.6 million. This increase in operating income was primarily driven by increased revenue, strong project execution, and favorable utilization.

Concrete Segment

Revenues for our concrete segment for the year ended December 31, 2025 were $307.4 million compared to $275.1 million for the year ended December 31, 2024, an increase of $32.3 million, or 12%. The increase was primarily due to new awards and higher volume on our concrete contracts.

Operating loss for our concrete segment for the year ended December 31, 2025 was $15.3 million, compared to an operating income of $9.2 million for the year ended December 31, 2024, a decrease of $24.5 million. The decrease was primarily driven by seasonal weather delays and favorable concrete project close-outs in 2024 that did not reoccur in 2025.

Year ended December 31, 2024 compared with year ended December 31, 2023

Marine Segment

Revenues for our marine segment for the year ended December 31, 2024 were $521.3 million compared to $395.9 million for the year ended December 31, 2023, an increase of $125.4 million, or 31.7%. The increase was primarily related to the Pearl Harbor Project.

Operating income for our marine segment for the year ended December 31, 2024 was $2.3 million, compared to $3.7 million for the year ended December 31, 2023, a decrease in operating income of $1.4 million. Excluding the gain on the Port Lavaca South Yard property sale-leaseback in Texas that occurred during the year ended December 31, 2023, operating loss for the year ended December 31, 2023 was $1.5 million. This $3.8 million increase in operating income was primarily due to margin improvements stemming from higher quality projects and improved execution.

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

Liquidity and capital resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At December 31, 2025, our working capital was $74.3 million, as compared to $78.2 million at December 31, 2024. As of December 31, 2025, we had unrestricted cash on hand of $1.6 million. Our borrowing availability under our revolving portion of our UMB Credit Agreement at December 31, 2025 was approximately $60.0 million.

Our primary liquidity needs are to finance our working capital and fund capital expenditures. Historically, our sources of liquidity have been cash provided by our operating activities, sale of underutilized assets, borrowings under our credit facilities, and equity issuances. The assessment of our liquidity requires us to make estimates of future activity and judgments about whether we are compliant with financial covenant calculations under our debt and other agreements and have adequate liquidity to operate. Significant assumptions used in our forecasted model of liquidity include forecasted sales, costs, and capital expenditures, as well as expected timing and proceeds of planned asset sale transactions. As of December 31, 2025, management believes the Company will have adequate liquidity for its operations for at least the next 12 months.

In connection with the JEM Acquisition, we borrowed $46.9 million under the UMB Credit Agreement and issued a $12.0 million promissory note to the sellers. The promissory note bears interest at an annual rate of 6.0%, with five equal payments of principal and interest on each anniversary of the closing of the Purchase Agreement.

The following table provides information regarding our cash flows and our capital expenditures for the years ending December 31, 2025, 2024 and 2023:

	Year ended
	December 31,
	2025	2024	2023
Net income (loss)	$2,488	$(1,644)	$(17,875)
Adjustments to remove non-cash and non-operating items	41,414	36,018	32,641
Cash flow from net income after adjusting for non-cash and non-operating items	43,902	34,374	14,766
Change in operating assets and liabilities (working capital)	(15,836)	(21,698)	2,412
Cash flows provided by operating activities	$28,066	$12,676	$17,178
Cash flows (used in) provided by investing activities	$(13,703)	$(11,482)	$2,170
Cash flows (used in) provided by financing activities	$(39,394)	$(3,816)	$7,806

Capital expenditures (included in financing activities above)	$(38,862)	$(14,091)	$(8,909)

Operating activities.

During 2025, we generated approximately $28.1 million from cash in our operating activities. The net cash inflow is comprised of $43.9 million of cash inflows from net income, after adjusting for non-cash items, partially offset by $15.8 million of outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Consolidated Statements of Cash Flows, were primarily driven by a $67.1 million cash outflow related to a decrease in our net position of accounts receivable and accounts payable plus accrued liabilities during the period, a $7.3 million decrease in operating lease liabilities, and a $3.7 million cash outflow related to an increase in prepaid expenses, partially offset by $55.1 million of cash inflows pursuant to the relative timing and significance of project progression and billings during the period and a $6.5 million inflow from landlord lease incentives received, primarily related to our corporate office consolidation.

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

Investing activities.

During the year ended December 31, 2025, we used approximately $13.7 million of cash in our investing activities. Capital asset additions and betterments to our fleet were $38.9 million in 2025, as compared with $14.1 million and $8.9 million in 2024 and 2023, respectively. Proceeds from the sale of property and equipment were $25.2 million in 2025, as compared with $2.6 million and $11.1 million in 2024 and 2023, respectively.

Financing activities.

During the year ended December 31, 2025, we used approximately $39.4 million of cash in our financing activities. We had borrowings and repayments of $185.5 million on the White Oak revolving credit line, repayments of $23.0 million on the White Oak term loan, payments on finance lease liabilities of $10.4 million, payments made on deemed financing obligations of $8.2 million, a $1.1 million make-whole payment on debt extinguishment and $1.6 million outflow related to loan costs related to the new UMB Credit Agreement. These amounts were partially offset by an inflow of $4.5 million of proceeds from deemed financing obligation for build-to-suit equipment to be placed in service in 2026.

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

Sources of capital

On December 23, 2025, we entered into the five-year $120 million UMB Credit Agreement, which includes a $60.0 million asset based revolving credit line, a $20.0 million equipment term loan, and a $40 million acquisition term loan. The UMB Credit Agreement replaced our $103.0 million Credit Agreement with White Oak, which was a $65.0 million asset based revolving credit line and a $38.0 million fixed asset term loan.

Please see Note 9 of the Notes to the Consolidated Financial Statements for further discussion.

Effect of inflation

We are subject to the effects of inflation through increases in the cost of raw materials, and other items such as fuel, concrete and steel. Due to the relatively short-term duration of our projects, we are generally able to include anticipated cost increases in the pricing of our bids.

Off balance sheet arrangements

Currently our only off-balance sheet arrangements are related to providing surety bonds on certain government and private sector contracts and those which arise in the normal course of business. These arrangements are not reasonably likely to have an effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

●	Revenue Recognition from Construction Contracts;
●	Long Lived Assets; and
●	Income Taxes.

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

We consider both positive and negative evidence when evaluating the need for a valuation allowance on our deferred tax assets in accordance with Accounting Standards Codification (“ASC”) 740. Available evidence includes historical financial information supplemented by currently available information about future years. Generally, historical financial information is more objectively verifiable than projections of future income and is therefore given more weight in our assessment. We consider cumulative losses in the most recent twelve quarters to be significant negative evidence that is difficult to overcome in considering whether a valuation allowance is required. Conversely, we consider a cumulative income position over the most resent twelve quarters, to be significant positive evidence that a valuation allowance may not be required.

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

We account for uncertain tax positions in accordance with the provisions of the Financial Accounting Standards Board’s  ASC 740-10, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return. We evaluate and record any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the tax jurisdictions in which we operate.

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

Interest rate risk

At December 31, 2025, we had no outstanding borrowings under our Credit Agreement.

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

Based on management’s evaluation with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in internal control over financial reporting

During the year ended December 31, 2025, we implemented new reporting systems and made changes to related internal controls. There have been no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, under the oversight of our principal executive officer and principal financial officer, and Audit Committee, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal control - An Integrated Framework (“2013 Framework”). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 at the reasonable assurances level.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025. KPMG LLP’s report appears on page F-4 of this Annual Report on Form 10-K.

Item 9B.        OTHER INFORMATION

Director and Officer Trading Arrangements.

During the quarter ended December 31, 2025, no director or officer of Orion adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C.        DISCLOSURE CONCERNING CERTAIN FOREIGN JURISDICTIONS THAT PREVENT

INSPECTIONS

Not applicable.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The information under the heading “Information about our executive officers” in this Annual Report on Form 10-K is incorporated by reference into this section. The information required by Paragraphs (c) through (g) of Item 401 of

Regulation S-K and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A no later than April 30, 2026 (the “Proxy Statement”).

Code of Ethics

We have adopted a code of ethics for our chief executive, chief financial and principal accounting officers; a code of business conduct and ethics for members of our Board of Directors; and corporate governance guidelines. The full texts of the codes of ethics and corporate governance guidelines are available at our website www.oriongroupholdingsinc.com. Although we have never done so, in the event we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefore on our website. We will provide any person without charge a copy of any of the aforementioned codes of ethics upon receipt of a written request. Requests should be addressed to: Orion Group Holdings, Inc. 2940 Riverby Road, Suite 400, Houston, Texas 77020, Attention: Corporate Secretary.

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

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K is hereby incorporated by reference from our Proxy Statement.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is hereby incorporated by reference from our Proxy Statement.

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.Financial Statements

The Company’s Consolidated Financial Statements at December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 and the notes thereto, together with the Report of the Independent Registered Public Accounting Firm on those Consolidated Financial Statements are hereby filed as part of this Report, beginning on page F-1.

2.Financial Statement Schedule

The following financial statement schedule of the Company for each of the three years in the period ended December 31, 2025 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II – Schedule of Valuation and Qualifying Accounts

3.	Exhibits

Exhibit Number	Description
2.1#

Securities Purchase Agreement, dated as of February 3, 2026, by and among Orion Group Holdings, Inc., the Shareholders, the Members, the Beneficial Owners and the Sellers Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2026 (File No. 001 33891)).

3.1

Amended and Restated Certificate of Incorporation of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 (File No. 001-33891)).

3.2

Amended and Restated Bylaws of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2025 (File No. 001-33891)).

4.1

Description of Registered Securities of Orion Group Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on February 28, 2020 (File No. 001-338911).

† 10.1

Form of Indemnity Agreement for Directors and Certain Officers dated November 24, 2008 (incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form  8-K filed with the Securities and Exchange Commission on November 25, 2008 (File No. 001 33891)).

† 10.2

Orion Marine Group, Inc. 2011 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2011 (File No. 001 33891)).

† 10.3

Form of Stock Option Agreement Under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001 33891)).

† 10.4

Form of Restricted Stock Agreement and Notice of Grant of Restricted Stock under the 2011 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001 33891)).

† 10.5

Executive Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001 33891)).

† 10.6

Orion Group Holdings, Inc. 2017 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2017 (File No. 001 33891)).

† 10.7

Form of Stock Option Agreement under the 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001 33891)).

† 10.8

Form of Restricted Stock Agreement under the 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001 33891)).

† 10.9

Form of Performance Unit Agreement under the 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001 33891)).

† 10.10

Summary of Non-Employee Director Compensation (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (File No. 001 33891)).

† 10.11

2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2022 (File No. 001-33891)).

† 10.12

Amendment No. 1 to Orion Group Holdings, Inc.’s 2022 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2024 (File No. 001 33891)).

Exhibit Number	Description
† 10.13

Orion Group Holdings, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2024 (File No. 001 33891)).

† 10.14

Form of Restricted Stock Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 26, 2024 (File No. 001-33891)).

† 10.15

Form of Performance Unit Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 26, 2024 (File No. 001-33891)).

10.16

Land Sale-Leaseback Contract, dated June 21, 2023, by and between Orion Marine Construction, Inc., a Florida corporation, and Pelican Marine Services, LLC, a Louisiana limited liability company. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2023 (File No. 001-33891)).

10.17

Land Sale-Leaseback Contract, dated June 5, 2023, by and between Orion Marine Construction, Inc., a Florida corporation, and Store Capital Acquisitions, LLC, a Delaware limited liability company. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2023 (File No. 001-33891)).

10.18#

Credit Agreement, dated as of December 23, 2025, among Orion Group Holdings, Inc., as Borrower, the lenders from time to time party thereto, and UMB Bank, N.A., as Administrative Agent and Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2025 (File No. 001-33891)).

10.19#

First Amendment to Loan Documents, dated February 3, 2026, by and among Orion Group Holdings, Inc., each of the guarantors party thereto, each of the lenders party thereto and UMB Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2026 (File No. 001 33891)).

10.20

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

10.21

Amendment No. 1, dated December 1, 2023 to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 1, 2024 (File No. 001 33891)).

10.22

Amendment No. 2, dated February 27, 2024 to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent. (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 1, 2024 (File No. 001 33891)).

10.23

Amendment No. 3, dated April 24, 2024 to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission on April 26, 2024 (File No. 001 33891)).

10.24

Amendment No. 4, dated June 28, 2024, to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2024 (File No. 001 33891)).

Exhibit Number	Description
10.25

Amendment No. 5 dated July 26, 2024, to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Securities and Exchange Commission on July 26, 2024 (File No. 001 33891)).

10.26

Amendment No. 6 dated March 4, 2025, to the Loan Agreement dated as of May 15, 2023 among Orion Group Holdings, Inc. and certain of its subsidiaries from time to time party hereto as borrowers, the entities from time to time party hereto, as Lenders, White Oak Commercial Finance, LLC, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 5, 2025 (File No. 001 33891)).

† 10.27

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

† 10.30

Employment Offer Letter dated November 20, 2023 between Orion Group Holdings, Inc. and E. Chipman Earle (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 1, 2024 (File No. 001 33891)).

† 10.31

Employment Agreement by and between Orion Group Holdings, Inc. and E. Chipman Earle, effective March 20, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 26, 2024 (File No. 001-33891)).

† 10.32

Employment Offer Letter dated August 29, 2022 between Orion Group Holdings, Inc. and Gordon Scott Thanisch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2022 (File No. 001-33891)).

† 10.33

Employment Agreement by and between Orion Group Holdings, Inc. and Scott Thanisch, effective September 27, 2023. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28 2023 (File No. 001-33891)).

† 10.34

Separation and General Release Agreement (Separation Agreement) dated June 30, 2025 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2025 (File No. 001-33891)).

19.1

Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 5, 2025 (File No. 001-33891)).

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

*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Description
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith

†     Management contract or compensatory plan or arrangement

#

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

Item 16.       FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

March 4, 2026	By:	/s/ Travis J. Boone
Travis J. Boone President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Travis J. Boone	President, Chief Executive Officer and	March 4, 2026
Travis J. Boone	Director (Principal Executive Officer)

/s/ Alison G. Vasquez	Chief Financial Officer (Principal Financial	March 4, 2026
Alison G. Vasquez	Officer and Principal Accounting Officer)

/s/ Austin J. Shanfelter	Chairman of the Board	March 4, 2026
Austin J. Shanfelter

/s/ Thomas N. Amonett	Director	March 4, 2026
Thomas N. Amonett

/s/ Michael J. Caliel	Director	March 4, 2026
Michael J. Caliel

/s/ Margaret M. Foran	Director	March 4, 2026
Margaret M. Foran

/s/ Robert S. Ledford	Director	March 4, 2026
Robert S. Ledford

/s/ Quentin P. Smith, Jr.	Director	March 4, 2026
Quentin P. Smith, Jr.

/s/ Mary E. Sullivan	Director	March 4, 2026
Mary E. Sullivan

ORION GROUP HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Orion Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of estimated costs at completion and variable consideration for certain long-term, fixed-priced construction contracts

As discussed in Notes 3 and 5 to the consolidated financial statements, contract revenue is recognized over time because control of the promised goods and services is continually transferred to the customer. Progress is measured by the percentage of actual costs incurred to date to the total estimated costs at completion. Contract costs include all direct costs, such as material and labor, and those indirect costs incurred that are related to contract performance. The Company estimates variable consideration related to claims and unapproved change orders based on the most likely amount to which it expects to be entitled. The Company reported contract revenues of $852.3 million for the year ended December 31, 2025, which included revenue related to long-term, fixed price construction contracts.

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
March 4, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Orion Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Orion Group Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 4, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ KPMG LLP

Houston, Texas
March 4, 2026

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,588	$28,316
Restricted cash	1,697	—
Accounts receivable:
Trade, net of allowance for credit losses of $3,461 and $555, respectively	175,695	106,304
Retainage	49,194	35,633
Income taxes receivable	256	483
Other current	3,531	3,127
Inventory	2,432	1,974
Contract assets	31,083	84,407
Prepaid expenses and other	12,686	9,084
Total current assets	278,162	269,328
Property and equipment, net of accumulated depreciation	88,210	86,098
Operating lease right-of-use assets, net of accumulated amortization	20,397	27,101
Financing lease right-of-use assets, net of accumulated amortization	18,360	25,806
Inventory, non-current	6,395	7,640
Deferred income tax asset	17	17
Other non-current	3,111	1,327
Total assets	$414,652	$417,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$1,789	$426
Accounts payable:
Trade	107,433	97,139
Retainage	1,699	1,310
Accrued liabilities	31,750	26,294
Income taxes payable	197	507
Contract liabilities	49,104	47,371
Current portion of operating lease liabilities	4,418	7,546
Current portion of financing lease liabilities	7,517	10,580
Total current liabilities	203,907	191,173
Long-term debt, net of debt issuance costs	6,085	22,751
Operating lease liabilities	24,695	20,837
Financing lease liabilities	5,878	11,346
Other long-term liabilities	14,975	20,503
Deferred income tax liability	80	28
Total liabilities	255,620	266,638
Stockholders’ equity:
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 40,612,139 and 39,681,597 issued; 39,900,908 and 38,970,366 outstanding at December 31, 2025 and December 31, 2024, respectively	406	397
Treasury stock, 711,231 shares, at cost, as of December 31, 2025 and December 31, 2024, respectively	(6,540)	(6,540)
Additional paid-in capital	226,369	220,513
Retained Loss	(61,203)	(63,691)
Total stockholders’ equity	159,032	150,679
Total liabilities and stockholders’ equity	$414,652	$417,317

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

	Year ended December 31,

	2025	2024	2023
Contract revenues	$852,260	$796,394	$711,778
Costs of contract revenues	746,646	705,234	650,115
Gross profit	105,614	91,160	61,663
Selling, general and administrative expenses	93,471	82,537	69,431
Amortization of intangible assets	—	—	427
Gain on disposal of assets, net	(2,468)	(2,898)	(8,455)
Intangible asset impairment loss	—	—	6,890
Operating income (loss)	14,611	11,521	(6,630)
Other (expense) income:
Interest expense	(8,863)	(13,381)	(11,659)
Loss on extinguishment of debt	(3,777)	—	—
Other income	936	564	744
Other expense, net	(11,704)	(12,817)	(10,915)
Income (loss) before income taxes	2,907	(1,296)	(17,545)
Income tax benefit	419	348	330
Net income (loss)	$2,488	$(1,644)	$(17,875)

Basic income (loss) per share	$0.06	$(0.05)	$(0.55)
Diluted income (loss) per share	$0.06	$(0.05)	$(0.55)
Shares used to compute income (loss) per share
Basic	39,627,400	34,783,256	32,346,992
Diluted	39,639,250	34,783,256	32,346,992

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In Thousands, Except Share Information)

	Common		Treasury		Additional
	Stock		Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance, January 1, 2023	32,770,550	$328	(711,231)	$(6,540)	$188,184	$(44,172)	$137,800
Share-based compensation	—	—	—	—	2,042	—	2,042
Exercise of stock options	—	—	—	—	—	—	—
Issuance of restricted stock	1,031,853	10	—	—	(10)	—	—
Forfeiture of restricted stock	(390,886)	(4)	—	—	4	—	—
Payments related to tax withholding for share-based compensation	(151,506)	(1)	—	—	(491)	—	(492)
Net loss	—	—	—	—	—	(17,875)	(17,875)
Balance, December 31, 2023	33,260,011	$333	(711,231)	$(6,540)	$189,729	$(62,047)	$121,475
Share-based compensation	—	—	—	—	4,009	—	4,009
Exercise of stock options	136,549	1	—	—	896	—	897
Issuance of restricted stock	830,059	8	—	—	(8)	—	—
Forfeiture of restricted stock	(69,497)	(1)	—	—	1	—	—
Payments related to tax withholding for share-based compensation	(64,525)	—	—	—	(479)	—	(479)
Issuance of common stock	5,589,000	56	—	—	26,365	—	26,421
Net loss	—	—	—	—	—	(1,644)	(1,644)
Balance, December 31, 2024	39,681,597	$397	(711,231)	$(6,540)	$220,513	$(63,691)	$150,679
Stock-based compensation	—	—	—	—	5,450	—	5,450
Exercise of stock options	15,000	—	—	—	108	—	108
Issuance of restricted stock	1,119,434	11	—	—	(11)	—	—
Employee share purchase plan	154,006	2	—	—	728	—	730
Forfeiture of restricted stock	(297,591)	(3)	—	—	3	—	—
Payments related to tax withholding for share-based compensation	(60,307)	(1)	—	—	(422)	—	(423)
Net income	—	—	—	—	—	2,488	2,488
Balance, December 31, 2025	40,612,139	$406	(711,231)	$(6,540)	$226,369	$(61,203)	$159,032

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,488	$(1,644)	$(17,875)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating activities:
Depreciation and amortization	13,680	15,545	18,844
Amortization of ROU operating leases	8,259	9,960	6,763
Amortization of ROU finance leases	8,582	7,220	5,034
Loss on extinguishment of debt	3,777	—	—
Write-off of debt issuance costs upon debt modification	—	—	119
Amortization of deferred debt issuance costs	1,176	2,015	1,616
Deferred income taxes	52	(27)	(103)
Share-based compensation	5,450	4,009	2,042
Gain on disposal of assets, net	(2,468)	(2,898)	(8,455)
Intangible asset impairment loss	—	—	6,890
Allowance for credit losses	2,906	194	(109)
Change in operating assets and liabilities:
Accounts receivable	(86,315)	1,892	14,129
Income tax receivable	227	143	(224)
Inventory	787	(554)	(729)
Prepaid expenses and other	(3,724)	41	(55)
Contract assets	53,324	(2,885)	(37,619)
Accounts payable	11,085	16,018	(4,507)
Accrued liabilities	8,099	(10,920)	11,817
Operating lease liabilities	(7,272)	(8,662)	(6,807)
Landlord lease inventive received	6,530	—	—
Income tax payable	(310)	(63)	48
Contract liabilities	1,733	(16,708)	26,359
Net cash provided by operating activities	28,066	12,676	17,178
Cash flows from investing activities:
Proceeds from sale of property and equipment	25,159	2,609	11,079
Purchase of property and equipment	(38,862)	(14,091)	(8,909)
Net cash (used in) provided by investing activities	(13,703)	(11,482)	2,170
Cash flows from financing activities:
Borrowings on credit facilities	185,468	72,589	106,958
Payments on credit facilities	(185,468)	(73,067)	(104,431)
Payments made on term loan	(23,000)	(15,000)	—
Payment of make-whole on debt extinguishment	(1,056)	—	—
Proceeds from deemed financing obligation	4,456	—	17,099
Principal payments on deemed financing obligation	(8,157)	(5,855)
Loan costs related to credit facilities	(1,643)	(393)	(6,537)
Payments of finance lease liabilities	(10,409)	(8,929)	(4,791)
Proceeds from issuance of common stock	—	26,421	—
Employee stock plans, net activity	415	418	(492)
Net cash (used in) provided by financing activities	(39,394)	(3,816)	7,806
Net change in cash, cash equivalents and restricted cash	(25,031)	(2,622)	27,154
Cash, cash equivalents and restricted cash at beginning of period	28,316	30,938	3,784
Cash, cash equivalents and restricted cash at end of period	$3,285	$28,316	$30,938

Cash and cash equivalents	$1,588	$28,316	$30,938
Restricted cash	1,697	—	—
Total cash, cash equivalents and restricted cash shown above	$3,285	$28,316	$30,938

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,026	$11,501	$12,084
Taxes, net of refunds	$565	$797	$618

Noncash financing activity:
Capital expenditures included in accounts payable and accrued liabilities	$1,172	$—	$—
Noncash financing activity:
Write-off of deferred financing costs upon debt extinguishment	$2,651	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

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

Assets and liabilities derived from contracts with customers include the following:

●	Accounts Receivable: Trade, net of allowance - Represent amounts billed and currently due from customers and are stated at their estimated net realizable value.
●	Accounts Receivable: Retainage - Represent amounts that have not been billed to or paid by customers due to retainage provisions in construction contracts, which amounts generally become payable upon contract completion and acceptance by the customer.
●	Contract Assets - Represent revenues recognized in excess of amounts billed, which management believes will be billed and collected within one year of the completion of the contract and are recorded as a current asset, until such amounts are either received or written off.
●	Contract Liabilities - Represent billings in excess of revenues recognized and are recorded as a current liability, until the underlying obligation has been performed or discharged.

Classification of current assets and liabilities

The Company includes in current assets and liabilities amounts realizable and payable in the next twelve months.

Cash and cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held by financial institutions may exceed federally insured limits. The Company has not historically sustained losses on its cash balances in excess of federally insured limits. Cash equivalents at December 31, 2025 and December 31, 2024 consisted primarily of overnight bank deposits.

Restricted cash represents cash that is not available for general corporate purposes. At December 31, 2025, restricted cash of $1.7 million consisted of cash held at White Oak to collateralize outstanding letters of credit. There was no restricted cash at December 31, 2024. Restricted cash is classified on the consolidated balance sheets based on the expected timing of release.

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

Accounts receivable

Accounts receivable are stated at the historical carrying value, net of allowances for credit losses. The Company had significant investments in billed and unbilled receivables as of December 31, 2025 and December 31, 2024. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestone achievements. Unbilled receivables on contracts represent recoverable costs and accrued profits that are not yet capable of being billed under the terms of the applicable contracts. Revenue associated with these billings is recorded net of any sales tax, if applicable.

In establishing an allowance for credit losses, the Company evaluates its contract receivables and contract assets and thoroughly reviews historical collection experience, the financial condition of its customers, billing disputes and other factors. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if the Company determines that the amounts will not be collected or if a settlement with respect to a disputed receivable is reached for an amount that is less than its carrying value. As of December 31, 2025 and December 31, 2024, the Company had recorded an allowance for credit losses of $3.5 million and $0.6 million, respectively.

Balances billed to customers but not paid pursuant to retainage provisions in construction contracts generally become payable upon contract completion and acceptance by the owner. Retainage at December 31, 2025 totaled $49.2 million, of which $2.2 million is expected to be collected beyond December 31, 2026. Retainage at December 31, 2024 totaled $35.6 million.

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

Environmental costs

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event the costs are capitalized. Environmental liabilities, if any, are recognized when the liability is considered probable and the amount can be reasonably estimated. The Company did not recognize any environmental liabilities as of December 31, 2025 or December 31, 2024.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value, less the costs to sell, and are no longer depreciated. There were no assets classified as held for sale as of December 31, 2025 or December 31, 2024.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its consolidated tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates.

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

The total accrual for insurance claims liabilities was $5.6 million and $4.3 million at December 31, 2025 and December 31, 2024, respectively, reflected as a component of accrued liabilities in the consolidated balance sheets.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of this standard did not impact our financial position or results of operations but resulted in expanded tax disclosures in these full year financial statements for the year ended December 31, 2025.

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

3.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Year Ended December 31,
	2025	2024	2023
Marine Segment
Construction	$453,170	$448,321	$297,462
Dredging	76,429	57,048	60,667
Specialty services	15,232	15,881	37,788
Marine segment contract revenues	$544,831	$521,250	$395,917

Concrete Segment
Structural	$45,819	$61,545	$53,827
Light commercial	261,610	213,599	262,034
Concrete segment contract revenues	$307,429	$275,144	$315,861

Total contract revenues	$852,260	$796,394	$711,778

The Company has determined that it has two reportable segments as described in Note 17, but has disaggregated its contract revenues in the above chart in terms of services provided within such segments. Additionally, both the marine and concrete segments have limited contracts with multiple performance obligations. The Company’s contracts are often estimated and bid as one project and performance is evaluated as one project, not by individual services performed by each.

Additionally, the table below represents contract revenue by type of customer for the years ended December 31, 2025, 2024 and 2023, respectively:

	2025	%	2024	%	2023	%
Federal Government	$162,992	19%	$234,175	30%	$153,410	22%
State Governments	116,304	14%	74,286	9%	59,354	8%
Local Government	158,990	19%	123,160	15%	99,621	14%
Private Companies	413,974	48%	364,773	46%	399,393	56%
Total contract revenues	$852,260	100%	$796,394	100%	$711,778	100%

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s joint venture with Dragados/Hawaiian Dredging is a related-party transaction. The Company’s portion of work as a dedicated subcontractor totals $463.9 million.

For the years ended December 31, 2025, 2024 and 2023, the United States Navy, which is included in the Federal Government category, accounted for 14%, 25% and 13%, respectively, of total contract revenue.

For the years ended December 31, 2025, 2024 and 2023, the Company’s revenue related to the joint venture subcontract was approximately $121.5 million, $199.4 million and $90.5 million, respectively.

The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time.

Contract revenues generated outside the United States totaled 5%, 7% and 5% of total revenues for the years ended December 31, 2025, 2024 and 2023, respectively, and were primarily located in the Caribbean Basin.

4.Concentration of Risk and Enterprise-Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner.

The table below presents the concentrations of current receivables (trade and retainage) at December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025		December 31, 2024
Federal Government	$51,057	23%	$19,874	14%
State Governments	14,008	6%	9,553	7%
Local Governments	23,453	10%	24,641	17%
Private Companies	139,832	61%	88,424	62%
Gross receivables	228,350	100%	142,492	100%
Allowance for credit losses	(3,461)		(555)
Net receivables	$224,889		$141,937

At December 31, 2025, the United States Navy, which is included in the Federal Government category and is a customer in the Private Companies category, accounted for 20% and 12%, respectively, of total current receivables. At December 31, 2024, the United States Navy accounted for 11% of total current receivables.

5.Contracts in Progress

Contracts in progress are as follows as of December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024
Costs incurred on uncompleted contracts	$1,980,625	$1,561,338
Estimated earnings	292,235	211,439
Costs and estimated earnings on uncompleted contracts	2,272,860	1,772,777
Less: Billings to date	(2,290,881)	(1,735,741)
Net contracts in progress	$(18,021)	$37,036

Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$31,083	$84,407
Contract liabilities	(49,104)	(47,371)
Net contracts in progress	$(18,021)	$37,036

Included in contract net assets (liabilities) is approximately $7.1 million and $19.8 million at December 31, 2025 and December 31, 2024, respectively, related to claims and unapproved change orders.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of December 31, 2025, the aggregate amount of the remaining performance obligations was approximately $640 million. Of this amount, the current expectation of the Company is that it will recognize $516 million, or 81%, in the next 12 months and the remaining balance thereafter.

6.Property and Equipment

The following is a summary of property and equipment as of December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024
Construction equipment	$113,863	$117,652
Vessels and other equipment	98,505	96,173
Building and improvements	36,229	39,401
Automobiles and trucks	5,999	1,790
Office equipment	1,429	7,562
Gross book value of depreciable assets	256,025	262,578
Less: Accumulated depreciation	(185,650)	(209,234)
Net book value of depreciable assets	70,375	53,344
Construction in progress	15,143	7,806
Land	2,692	24,948
Property and equipment, net of depreciation	$88,210	$86,098

Substantially all depreciation expense is included in the cost of contract revenue in the Company’s Consolidated Statements of Operations. Substantially all of the assets of the Company are pledged as collateral under the Company’s Credit Agreement (as defined in Note 9).

Interest costs of $0.3 million were capitalized during the year ended December 31, 2025, related to the build-out of the Company’s new corporate office facility.

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

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of December 31, 2025. These policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The fair value of the cash surrender value of these policies at December 31, 2025 and December 31, 2024 was $1.3 million and $1.2 million, respectively. These assets are included in the “Other non-current” asset section in the Company’s Consolidated Balance Sheets.

Other Fair Value Measurements

The fair value of the Company’s debt at December 31, 2025 and 2024 approximated its carrying value of $7.9 million and $26.8 million, respectively, as interest is based on current market interest rates for debt with similar risk and maturity. The estimated fair value of debt is classified as Level 2 within the fair value hierarchy.

8.Accrued Liabilities

Accrued liabilities as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Accrued salaries, wages and benefits	$20,580	$13,931
Accrued liabilities expected to be covered by insurance	5,618	4,250
Sales taxes	2,904	1,605
Sale-leaseback arrangement	1,049	2,852
Property taxes	526	1,814
Other accrued expenses	1,073	1,842
Total accrued liabilities	$31,750	$26,294

9.Debt

On May 15, 2023, the Company entered into a credit agreement with White Oak ABL, LLC and White Oak Commercial Finance, LLC (the “White Oak Credit Agreement”), providing for a $65.0 million asset-based revolving credit facility (the “White Oak Revolver”) and a $38.0 million fixed asset term loan (the “White Oak Term Loan”). The White Oak Credit Agreement, as subsequently amended, was scheduled to mature on May 15, 2028 and was secured by substantially all of the assets of the Company and its subsidiaries, including fixed assets and accounts receivable.

On December 23, 2025, in connection with entering into the UMB Credit Agreement described below, the Company terminated the White Oak Credit Agreement and repaid all amounts outstanding thereunder. In connection with such termination, the Company paid a make-whole payment of approximately $1.1 million and wrote off approximately $2.7 million of unamortized deferred financing costs, resulting in a $3.8 million loss on debt extinguishment for the year ended December 31, 2025.

On December 23, 2025, the Company entered into a $120.0 million Credit Agreement (the “UMB Credit Agreement”) with certain financial institutions from time-to-time party thereto, as lenders, and UMB Bank, N.A., as Administrative Agent and Issuing Bank. The UMB Credit Agreement consists of a $60.0 million revolving loan (the “UMB Revolver”), a $20.0 million equipment term loan and a $40.0 million acquisition term loan. In addition, the UMB Credit Agreement provides for a $25.0 million accordion option for future acquisitions (subject to customary conditions). The UMB Credit Agreement is secured by substantially all of the assets of the Company and certain of its domestic subsidiaries, subject to permitted liens, and is guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed direct and indirect domestic subsidiary of the Company.

The UMB Credit Agreement matures in December 2030.

The UMB Credit Agreement includes a letter of credit sublimit equal to the lesser of $7.5 million and the total amount of the revolving commitments then in effect. The Company is subject to a commitment fee on the average daily unused amount of the revolving commitments, which accrues at a rate per annum equal to the applicable rate set forth in the UMB Credit Agreement.

As of December 31, 2025, the Company had no borrowings outstanding under the UMB Revolver, equipment term loan or acquisition term loan. The Company’s borrowing availability under the UMB Revolver at December 31, 2025 was approximately $60.0 million.

The Company’s obligations under debt arrangements consisted of the following:

	December 31, 2025	December 31, 2024
Term loan	$—	$23,000
Other	7,874	3,843
Total debt	7,874	26,843
Less: current	1,789	426
Less: deferred debt issuance costs (1)	—	3,666
Total long-term debt	$6,085	$22,751
(1)	Deferred financing costs include lender/arrangement fees, legal fees and other third-party costs incurred in connection with entering into or amending the Company’s credit facilities. Deferred financing costs are presented as a direct deduction from the carrying amount of the related term loan when amounts are outstanding. At December 31, 2025, because there were no borrowings outstanding under the Company’s credit facilities, unamortized deferred financing costs of $1.7 million related to the UMB Credit Agreement were included in Other long-term assets. At December 31, 2024, deferred financing costs were presented as a direct deduction from the carrying amount of the White Oak Term Loan. The Credit Agreement is used to finance working capital and general corporate purposes, capital expenditures, permitted acquisitions and associated transaction fees, and to refinance existing indebtedness. Borrowings under the UMB Revolver may be repaid and reborrowed, subject to the borrowing base and other conditions.

The Company’s credit facilities are used to finance working capital and general corporate purposes, capital expenditures, permitted acquisitions and associated transaction fees, and to refinance existing indebtedness. Borrowings under the revolving facilities may be repaid and reborrowed, subject to the borrowing base and other conditions.

Borrowings under the White Oak Credit Agreement bore interest at rates based on 30-day Secured Overnight Financing Rate (“SOFR”) plus applicable margins, subject to a SOFR floor. Borrowings under the UMB Credit Agreement must be of the same type and may bear interest at either an alternate base rate (“ABR”) or an SOFR, in each case plus an applicable margin determined by the Company’s consolidated senior leverage ratio. The applicable margin ranges from 2.50% to 3.00% for SOFR loans and 1.50% to 2.00% for ABR loans, and the interest rate is subject to a 4.00% per annum floor.

The annual weighted average interest rate for the White Oak Credit Agreement for the years ended December 31, 2025 and 2024 was 10.70% and 11.87%, respectively. The annual weighted average interest rate for the UMB Credit Agreement for the year ended December 31, 2025 was 6.47%.

The White Oak Credit Agreement contained customary affirmative and negative covenants, as well as financial maintenance covenants. The UMB Credit Agreement contains customary affirmative and negative covenants, including limitations on indebtedness, liens, investments, asset sales, and dividends, and includes financial maintenance covenants requiring the Company to maintain (i) a consolidated fixed charge coverage ratio of not less than 1.20 to 1.00 and (ii) a consolidated senior leverage ratio of not greater than 3.00 to 1.00, each tested periodically.

In addition, the Company’s credit agreements contain events of default that are usual and customary for similar arrangements, including non-payment of principal, interest or fees; breaches of representations and warranties that are not timely cured; violation of covenants; bankruptcy and insolvency events; and events constituting a change of control.

The Company was in compliance with all covenants under its credit agreements as of December 31, 2025 and 2024.

Other debt

The Company had a $4.4 million construction financing obligation as of December 31, 2025 related to lessor-financed build-to-suit equipment. Under this arrangement, the lessor funds costs associated with equipment being constructed to the Company’s specifications. Because the Company is deemed to control the equipment during construction, the Company recognizes the equipment as construction in progress within property and equipment and records a corresponding financing obligation (included in other debt). The equipment is expected to be placed in service during fiscal 2026.

The Company has entered into debt agreements for the purpose of financing equipment purchased.  As of December 31, 2025 and December 31, 2024, the carrying value of this debt was $1.0 million and $1.4 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12.0 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of  both December 31, 2025 and 2024 the carrying value of this debt was $2.5 million and $2.4 million, respectively.

10.Other Long-Term Liabilities

Other long-term liabilities at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Sale-leaseback arrangement	$13,379	$19,001
Deferred compensation	1,239	1,194
Other	357	308
Total other long-term liabilities	$14,975	$20,503

Sale-leaseback arrangements

On May 15, 2023, the Company entered into a $13.0 million sale-leaseback of certain equipment pursuant to which the Company leased-back the equipment for terms ranging from one to three years. This transaction was recorded as a failed sale-leaseback.

Concurrent with the sale of Company’s Port Lavaca South Yard property, the Company entered into a twenty-year lease agreement whereby the Company leased back the property at an annual rental rate of approximately $1.1 million, subject to annual rent increases of 2.5%. Under the lease agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. The portion of this transaction related to the building was recorded as a failed sale-leaseback.

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

11.Income Tax

The following table presents the components of income (loss) before income taxes were attributable to the following regions for each year ended December 31, as follows:

	2025	2024	2023
Domestic	$(9,526)	$(6,169)	$(18,780)
Foreign	12,433	4,873	1,235
Total income (loss)	$2,907	$(1,296)	$(17,545)

The following table presents the components of our consolidated income tax expense for each year ended December 31, as follows:

	2025	2024	2023
Current tax expense (benefit)
Federal	$4	$9	$27
State	352	372	415
Foreign	11	(6)	(8)
Total current tax expense	$367	$375	$434

Deferred tax expense (benefit)
Federal	$—	$—	$—
State	52	(27)	(79)
Foreign	—	—	(25)
Total deferred tax expense (benefit)	$52	$(27)	$(104)

Total income tax expense (benefit)
Federal	$4	$9	$27
State	404	345	336
Foreign	11	(6)	(33)
Total income tax expense	$419	$348	$330

The table below provides the updated requirements of ASU 2023-09 for 2025. See “Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for additional details on the adoption of ASU 2023-09.

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows:

	2025
Statutory amount	$610	21%
Federal
Nontaxable and nondeductible items:
Stock compensation deficiency	(156)	(5)
Nondeductible meals and entertainment	690	24
Nondeductible executive compensation	391	13
Other	46	2
Tax credits	(38)	(1)
Cross-border tax laws:
US taxation of foreign disregarded entity	2,611	90
Valuation allowances	(1,464)	(50)
State and local income tax, net of federal benefit	330	11
Foreign tax effects:
Bahamas
Statutory income tax rate differential	(2,603)	(90)
Other foreign jurisdictions	2	0
Uncertain tax provision	—	—
Total tax provision and effective tax rate	$419	14%

In the year ended 2025, the Company’s effective tax rate differed from the statutory federal rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	2024	2023
Statutory amount	$(272)	$(3,685)
Valuation allowance on foreign tax credits	(32)	(438)
State income tax, net of federal benefit	444	69
Permanent differences, other	998	749
Permanent differences, stock compensation	(275)	(40)
Valuation allowance, other	1,307	3,675
Uncertain tax provision	(1,614)	—
Other	(208)	—
Consolidated income tax provision	$348	$330
Consolidated effective tax rate	(26.9)%	(1.9)%

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

The Company’s effective tax rate can be volatile based on the amount of pretax income or loss in the reporting period. For example, when pretax income is lower, the effect of reconciling items to the U.S. statutory rate, such as nondeductible expenses, will have a greater impact on the effective tax rate.

The amounts of cash taxes paid by the Company in the year ended December 31, 2025 is as follows:

2025
Federal	$(13)

State and local
Texas	$455
Louisiana	225
Other	24
$704

Foreign
Canada	$120
USVI	(246)
Subtotal	$(126)

Total cash taxes paid	$565

Deferred Taxes

The Company’s deferred tax assets and liabilities are as follows:

	Long Term
	As of December 31,
	2025	2024
Assets related to:
Accrued liabilities	$788	$616
Intangible assets	2,296	2,763
Net operating loss carryforward	19,755	15,549
Stock-based compensation	1,068	701
Foreign tax credits	3,372	3,362
Goodwill	2,268	2,770
Leases	13,773	16,347
Other	1,869	3,205
Total gross deferred tax assets	45,189	45,313
Less valuation allowance	(20,216)	(22,070)
Total net deferred tax assets	24,973	23,243
Liabilities related to:
Depreciation and amortization	(24,809)	(22,330)
Other	(227)	(924)
Total deferred tax liabilities	(25,036)	(23,254)
Net deferred tax liabilities	$(63)	$(11)

The Company has net operating loss carryforwards for federal income tax purposes of $65.4 million as of December 31, 2025, which are available to reduce future taxable income. The Company’s federal net operating losses arose after the 2017 tax year and can be carried forward for an indefinite period of time but are limited to offset 80% of taxable income in any given year. The Company has state net operating losses of $140.5 million that expire beginning in 2027. A portion of the state losses that arose after the 2017 tax year may be carried forward indefinitely. Additionally, the Company has foreign tax credits of $3.4 million that can be carried forward for up to ten years. The Company has foreign tax credits that will expire in 2026.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. According to ASC subtopic 740-10, the Company’s history of losses is a significant piece of negative evidence. This negative evidence is weighed more heavily than the Company’s subjective positive evidence such as our estimated future taxable income and growth. Therefore, as of December 31, 2025, the Company continues to maintain a valuation allowance of $20.2 million. This valuation allowance decreased by $1.9 million during the year ended December 31, 2025 primarily to offset deferred tax liabilities generated during the period.

Uncertain Tax Benefits

The Company and its subsidiaries file consolidated federal income tax returns in the United States and also file in various states and foreign jurisdictions. With few exceptions, the Company remains subject to federal and state income tax examinations for the years of 2019-2024.

The change in the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the years ended December 31, 2025 and 2024 are reconciled in the table below:

	2025	2024
Balance at beginning of the year	$—	$1,614
Additions based on tax position related to current year	—	—
Additions based on tax positions related to prior years	—	—
Reductions based on tax positions related to current year	—	—
Reductions based on tax positions related to prior years	—	—
Settlements with tax authorities	—	—
Lapse of statute of limitations	—	(1,614)
Balance at end of the year	$—	$—

The Company’s policy is to recognize interest and penalties related to any unrecognized tax liabilities as additional tax expense. No interest or penalties have been accrued at December 31, 2025 and 2024. The Company believes it has appropriate and adequate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on the income tax provision, net income, or cash flows in the period or periods for which that determination is made. Any accruals for tax contingencies are provided for in accordance with U.S. GAAP.

12.Earnings Per Share

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Year ended December 31,

	2025	2024	2023
Total basic weighted average shares outstanding	39,627,400	34,783,256	32,346,992
Effect of potentially dilutive securities:
Common stock options	11,850	—	—
Employee stock purchase plan	—
Total diluted weighted average shares outstanding	39,639,250	34,783,256	32,346,992

For the years ended December 31, 2025, 2024 and 2023, the Company had 48,686, 177,395, and 250,264, securities, respectively, that were potentially dilutive in earnings per share calculations. Such dilution is dependent on the excess of the market price of our stock over the exercise price and other components of the treasury stock method. The exercise price for certain stock options awarded by the Company exceeded the average market price of the Company’s common stock for the years ended December 31, 2025, 2024 and 2023. Such stock options are antidilutive and are not included in the computation of earnings per share for those periods. Due to the Company reporting a net loss fiscal 2024 and 2023, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share.

13.Issuance of Common Stock

On September 12, 2024, the Company completed the sale of 5,589,000 shares of common stock, including 729,000 shares of common stock pursuant to an option granted to the underwriters, in an underwritten public offering. The Company received net proceeds of approximately $26.4 million, after deducting underwriting discounts and other estimated offering expenses payable by the Company. The net proceeds were used for working capital and for general corporate purposes, including repayment of borrowings under the White Oak Credit Agreement.

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

In May 2024, shareholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective on September 16, 2024. The Company has reserved a total of 1,000,000 shares under the ESPP, all of which are authorized and available for future issuance under the ESPP. During the year ended December 31, 2025, there were 154,006 shares issued under the ESPP.

The table below presents the share-based compensation expense included in the Company’s accompanying condensed consolidated statements of operations:

	Year Ended
	December 31,
	2025	2024	2023
Restricted stock awards	$4,111	$2,896	$1,887
Performance stock units	1,005	1,015	155
Employee share purchase plan	334	98	—
Total share-based compensation expense	$5,450	$4,009	$2,042

Under its approved long-term incentive plan, the Company grants share-based awards to its employees. The following table presents a summary of the Company’s unvested restricted stock awards and performance share units granted under the plan:

	Restricted stock awards		Performance stock units
		Weighted			Weighted
	Number	Average	Number		Average
	of	Fair Value	of		Fair Value
	Shares	Per Share	Shares		Per Share
Nonvested at January 1, 2023	951,885	$2.91	163,251		$3.62
Granted	649,934	$3.50	328,909		$2.24
Vested	(754,971)	$2.85	(27,978)		$2.26
Forfeited shares	(8,977)	$3.03	(135,273)		$3.91
Nonvested at December 31, 2023	837,871	$3.42	328,909		$2.24
Granted	624,737	$9.16	205,322		$11.29
Vested	(432,889)	$4.25	—		$—
Forfeited shares	(21,487)	$6.34	—		$—
Nonvested at December 31, 2024	1,008,232	$6.56	534,231		$5.72
Granted	826,361	$7.66	293,073		$7.17
Vested	(584,612)	$5.81	—		$—
Forfeited shares	(102,574)	$7.16	(195,017)		$5.89
Nonvested at December 31, 2025	1,147,407	$7.69	632,287	[1]	$6.34

(1)	A maximum of 1.2 million common shares could be awarded based upon the Company’s achievement of set performance-metrics.

In 2025, the Company granted certain executives a total of 293,073 performance-based units. The performance-based units will potentially vest 100% if the target is met, with 50% of the units to be earned based on the achievement of an absolute adjusted EBITDA target, measured in the final year of a three-year performance period and 50% of the units to be earned based on the achievement of an objective, tiered return on relative total shareholder return, measured over a three-year performance period. The fair value of the grants awarded related to the adjusted EBITDA target was $5.89 per share and the fair value of the grants awarded related to the relative total shareholder return target was $8.45 per share valued using a Monte Carlo simulation model.

In 2024, the Company granted certain executives a total of 205,322 performance-based units. The performance-based units will potentially vest 100% if the target is met, with 50% of the units to be earned based on the achievement of an objective, tiered return on invested capital, measured over a three-year performance period and 50% of the units to be earned based on the achievement of an objective, tiered return on relative total shareholder return, measured over a three-year performance period. The fair value of the grants awarded related to the return on invested capital was $8.36 per share and the fair value of the grants awarded related to the relative total shareholder return was $14.22 per share, valued using a Monte Carlo simulation.

In 2023, the Company granted certain executives as total of 328,909 performance-based units. The performance based-units will potentially vest 100% if the target is met, with 75% of the units to be earned based on the achievement of an objective, tiered return on invested capital, measured over a three-year performance period and 25% of the units to be earned based on the achievement of an average closing stock price at the end of the three-year performance period. The fair value of the grants awarded related to the return on invested capital was $2.65 per share and the fair value of the grants awarded related to achievement of an average closing stock price at the end of the three-year performance period was $0.99 per share, valued using a Monte Carlo simulation.

The following table presents the assumptions related to the performance share units granted related to the relative total shareholder return, as indicated in the previous summary table:

	2025	2024	2023
Grant-date fair value	$5.89	$8.36	$2.65
Risk-free interest rate	3.86%	4.34%	3.83%
Volatility factor	65.52%	58.61%	55.56%
Contractual term (years)	2.78	2.78	2.76

Stock options

The following table summarizes the stock option activity under the Company’s equity incentive plans:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of	Price	Life	Intrinsic
	Shares	Per Share	(Years)	Value
Outstanding at January 1, 2023	303,329	$7.29
Forfeited	(70,465)	$7.74
Outstanding at December 31, 2023	232,864	$7.15
Exercised	(136,549)	$6.57
Forfeited	(28,680)	$11.35
Outstanding at December 31, 2024	67,635	$6.56
Exercised	(15,000)	$7.22
Forfeited	(7,310)	$9.03
Outstanding at December 31, 2025	45,325	$5.95

Vested and expected to vest at December 31, 2025	45,325	$5.95	1.10	$181
Exercisable at December 31, 2025	45,325	$5.95	1.10	$181

The following table presents a summary of the unrecognized compensation cost, and the related weighted average recognition period associated with unvested awards and units as of December 31, 2025:

	Restricted stock awards	Performance stock units
Unrecognized compensation cost	$6,576	$1,834
Weighted average period for recognition (years)	2.03	1.64

The following table presents a summary of the total intrinsic value of options exercised and the total fair value of shares vested as of the year’s presented:

	2025	2024	2023
Total intrinsic value of options exercised	$11	$233	$—
Total fair value of shares vested	$4,606	$3,107	$2,407

15.Employee Benefits

All of the Company’s employees except independent contractors, associate divers, the associate tugmasters, residents of Puerto Rico, and employees covered by a collective bargaining agreement, unless the agreement requires the employee to be included under the plan, are eligible to participate in the Company’s 401(k) Retirement Plan (the “Plan”) on the first day of any month following their date of hire. Each participant may contribute between 1% and 80% of eligible compensation on a pre-tax basis, Roth after-tax or a combination of pre-tax and Roth, up to the annual IRS limit. The Company matches 100% on the first 3% of eligible compensation contributed to the Plan and 50% on the next 2% of eligible compensation contributed to the Plan. Participants’ contributions are fully vested at all times. Because the Plan is a safe harbor plan, the money Orion contributes to employees’ accounts in the form of a match, and any related earnings become theirs immediately upon receipt. At its discretion, the Company may make additional matching and profit-sharing contributions. During the years ended December 31, 2025, 2024 and 2023 the Company contributed $2.7 million, $2.9 million and $2.7 million, respectively, in matching contributions.

The Company contributes to several multi-employer defined pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. Risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;
●	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
●	If the Company chooses to stop participating in its multi-employer plans, it may be required to pay a withdrawal liability based on the underfunded status of the plan.

The following table presents the Company’s participation in these plans:

		Pension Protection							Expiration
		Act ("PPA")							of
	Employer	Certified Zone Status		FIP/RP					Collective
	Identification	(1)		Status	Contributions (3)			Surcharge	Bargaining
Pension Trust Fund	Number	2025	2024	P/I (2)	2025	2024	2023	Imposed	Agreement
International Union of Operating Engineers - Employers Construction Industry Retirement Plan - Local 302 and 612 Trust Funds	91-6028571	Green	Green	N/A	$1,755	$1,182	$1,340	—	2027
Washington Laborers	91-6022315	Green	Green	N/A	$30	$50	$137	—	2027
SW Carpenters Pension Plan	95-6042875	Green	Green	N/A	$1,336	$681	$1,906	—	2027
Cement Masons & Plasterers Trust Funds	91-6066773	N/A	Green	N/A	$—	$128	$—	—	N/A
Western Conference of Teamsters Pension Trust Fund	91-6145047	N/A	Green	N/A	$—	$22	$46	—	N/A
Oregon Operating Engineers – AGC -IUOE Local 701	93-6022485	Green	N/A	N/A	$117	$—	$—	—	2028
Hawaii Operating Engineers Local 3 Trust Funds	81-3751949	Green	Green	N/A	$1,610	$1,706	$121	—	2029
Hawaii Regional Council of Carpenters	45-3998630	Green	Green	N/A	$1,611	$1,542	$128	—	2029
(1)	The most recent PPA zone status available in 2025 and 2024 is for the plan’s year end during 2024 and 2023, respectively. Zone status is based on information received from the plan and is indicative of the plans funding status. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are less than 80% funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80%funded, and plans in the green zone are at least 80% funded.
(2)	The FIP/RP Status P/I column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending (“P”), or implemented (“I”).
(3)	Based on information provided by the plan administrators, the Company’s contributions represented less than 5% of the total contributions to each plan by all participating employers for the plan year(s) for which information is available.

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

17.Segment Information

The Company has determined that it has two reportable segments pursuant to ASC Topic 280, Segment Reporting: marine and concrete, both operating under the Orion brand and logo. The Chief Operating Decision Maker (“CODM)”, identified as the Chief Executive Officer, allocates resources and assesses performance based on these two reportable and operating segments.

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

Segment information for the periods presented is provided as follows:

	Year Ended December 31,
	2025	2024	2023
	Amount	Amount	Amount

Marine	(dollar amounts in thousands)
Contract revenues	$544,831	$521,250	$395,917
Cost of contract revenues	457,725	465,857	355,777
Gross profit	87,106	55,393	40,140
Selling, general and administrative expenses	57,730	54,491	43,307
Gain on disposal of assets, net	(487)	(1,416)	(6,837)
Operating income	$29,863	$2,318	$3,670

Total assets	$315,474	$316,199	$318,684
Property and equipment, net	$84,332	$81,342	$82,215
Depreciation and amortization	$18,983	$18,693	$18,219
Capital expenditures	$37,579	$12,187	$8,375

Concrete
Contract revenues	$307,429	$275,144	$315,861
Cost of contract revenues	288,921	239,377	294,338
Gross profit	18,508	35,767	21,523
Selling, general and administrative expenses	35,741	28,046	26,124
Amortization of intangible assets			427
Gain on disposal of assets, net	(1,981)	(1,482)	(1,618)
Intangible asset impairment loss			6,890
Operating (loss) income	$(15,252)	$9,203	$(10,300)

Total assets	$99,178	$101,118	$98,209
Property and equipment, net	$3,878	$4,756	$5,619
Depreciation and amortization	$3,279	$4,072	$5,659
Capital expenditures	$1,283	$1,904	$534

Intersegment revenues totaled $3.9 million, $1.8 million and less than $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. These primarily relate to labor and equipment services between the marine and concrete segments and are eliminated in consolidation.

18.Leases

The Company has operating and finance leases for office space, equipment and vehicles. Leases recorded on the balance sheet consists of the following:

	December 31,	December 31,
	2025	2024
Assets
Operating lease right-of-use assets, net (1)	$20,397	$27,101
Financing lease right-of-use assets, net (2)	18,360	25,806
Total assets	$38,757	$52,907
Liabilities
Current
Operating	$4,418	$7,546
Financing	7,517	10,580
Total current	11,935	18,126
Noncurrent
Operating	24,695	20,837
Financing	5,878	11,346
Total noncurrent	30,573	32,183
Total liabilities	$42,508	$50,309
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $33.8 million and $25.6 million as of December 31, 2025 and 2024, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $24.8 million and $17.0 million as of December 31, 2025 and 2024, respectively.

Other information related to lease term and discount rate is as follows:

	December 31,	December 31,
	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	9.41	8.35
Financing leases	2.09	2.40
Weighted Average Discount Rate
Operating leases	11.50%	10.66%
Financing leases	9.02%	8.74%

The components of lease expense are as follows:

	Year ended
	December 31,
	2025	2024	2023
Operating lease costs:
Operating lease cost	$10,993	$12,581	$8,311
Short-term lease cost (1)	5,203	4,151	2,044
Financing lease costs:
Interest on lease liabilities	1,585	1,750	1,189
Amortization of right-of-use assets	8,582	7,220	5,034
Total lease cost	$26,363	$25,702	$16,578
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Year ended
	December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,583	$11,301	$8,404
Operating cash flows for finance leases	$1,585	$1,750	$1,189
Financing cash flows for finance leases	$10,409	$8,929	$4,791
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$2,709	$14,670	$18,081
ROU assets obtained in exchange for new financing lease liabilities	$1,899	$8,300	$13,997

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2026	$7,361	$8,239
2027	5,797	2,823
2028	4,431	1,497
2029	3,679	2,176
2030	3,643	83
Thereafter	24,948	—
Total future minimum lease payments	49,859	14,818
Less - amount representing interest	20,746	1,423
Present value of future minimum lease payments	29,113	13,395
Less - current lease obligations	4,418	7,517
Long-term lease obligations	$24,695	$5,878

19.Subsequent Event

On February 3, 2026, the Company entered into a Securities Purchase Agreement and completed an acquisition of all of the capital stock of J.E. McAmis, Inc., a California corporation, and all of the membership interests in JEM Marine Leasing, LLC, a Washington limited liability company (collectively, the “Acquired Companies”). The Acquired Companies are engaged in the business of providing jetty and breakwater construction, dredging, environmental restoration and rehabilitation, and dam and spillway construction.

The purchase agreement provides that the Company acquired all of the issued and outstanding shares and interests in the Acquired Companies for (a) $50.0 million in cash, subject to adjustments pursuant to the purchase agreement, (b) a $12.0 million unsecured subordinated five-year promissory note, (c) 182,392 shares of the Company’s common stock, $0.01 par value per share, calculated as specified in the purchase agreement, and (d) contingent post-closing cash payments dependent upon project profit realized from specified contracts of the Acquired Companies (the “Contingent Payments”).

The Contingent Payments relate to two different sets of contracts in backlog and in the near-term opportunity pipeline of the Acquired Companies. The Company’s payment obligation with respect to one set of backlog projects (the “First Tranche Projects”) is subject to the relevant projects resulting in realized project profit of at least $10.0 million. If the First Tranche Projects result in less than $10.0 million of project profit, the Company will not owe any payment. If the project profit for the First Tranche Projects equals or exceeds $10.0 million, the Company will pay $10.0 million and 40% of each dollar of project profit in excess of $10.0 million realized from the First Tranche Projects. With respect to identified near-term pursuits (the “Second Tranche Projects”), the sellers are entitled to 40% of each dollar of project profit realized from the Second Tranche Projects. The Company does not have an obligation to make a Contingent Payment until substantial completion of all of the First Tranche Projects or Second Tranche Projects, as applicable.

The cash consideration and related expenses were funded with cash on hand and borrowings of approximately $46.9 million under the Company’s credit agreement, dated as of December 23, 2025, with the lenders party thereto and UMB Bank, N.A., as administrative agent and issuing bank. In connection with the acquisition, the Company and the Acquired

Companies entered into an amendment to the loan documents effective February 3, 2026 pursuant to which the Acquired Companies joined the credit agreement as guarantors and provided collateral in the same manner as the Company’s other subsidiary guarantors.

The promissory note bears interest at an annual rate of 6.0%, with five equal payments of principal and interest on each anniversary of the closing.

Because the acquisition occurred after the balance sheet date, it represents a nonrecognized subsequent event; accordingly, the accompanying consolidated financial statements have not been adjusted to reflect the acquisition. The Company evaluated subsequent events through March 4, 2026.

ORION GROUP HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at the	Charged to		Balance at the
	Beginning of	Revenue, Cost		End of
Description	the Period	or Expense	Deduction	the Period
Year ended December 31, 2023
Allowance for credit losses	$606	$(109)	$136	$361
Deferred tax asset valuation allowance	$17,557	$3,238	$—	$20,795
Reserve for losses on uncompleted contracts	$353	$547	$347	$553
Year ended December 31, 2024
Allowance for credit losses	$361	$194	$—	$555
Deferred tax asset valuation allowance	$20,795	$1,275	$—	$22,070
Reserve for losses on uncompleted contracts	$553	$4	$552	$5
Year ended December 31, 2025
Allowance for credit losses	$555	$2,906	$—	$3,461
Deferred tax asset valuation allowance	$22,070	$(1,854)	$—	$20,216
Reserve for losses on uncompleted contracts	$5	$137	$5	$137