Form 10-Q
period 2026-03-31
Orion Group Holdings Inc
filed 2026-04-29
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 40,479,278 shares of common stock outstanding as of April 28, 2026.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended March 31, 2026

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,254	$1,588
Restricted cash	1,697	1,697
Accounts receivable:
Trade, net of allowance for credit losses of $3,443 and $3,461, respectively	140,130	175,695
Retainage	54,484	49,194
Income taxes receivable	241	256
Other current	3,648	3,531
Inventory	2,760	2,432
Contract assets	42,633	31,083
Prepaid expenses and other	9,574	12,686
Total current assets	261,421	278,162
Property and equipment, net of accumulated depreciation	125,444	88,210
Operating lease right-of-use assets, net of accumulated amortization	24,391	20,397
Financing lease right-of-use assets, net of accumulated amortization	16,361	18,360
Inventory, non-current	6,484	6,395
Other non-current	2,566	3,128
Goodwill	32,742	—
Intangible assets	9,314	—
Total assets	$478,723	$414,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$5,849	$1,789
Accounts payable:
Trade	95,025	107,433
Retainage	1,372	1,699
Accrued liabilities	19,610	31,750
Income taxes payable	275	197
Contract liabilities	52,379	49,104
Current portion of operating lease liabilities	4,698	4,418
Current portion of financing lease liabilities	6,000	7,517
Total current liabilities	185,208	203,907
Long-term debt, net of debt issuance costs	66,336	6,085
Operating lease liabilities	28,314	24,695
Financing lease liabilities	5,461	5,878
Other long-term liabilities	26,736	15,055
Total liabilities	312,055	255,620
Stockholders’ equity:
Accumulated other comprehensive loss	(23)	—
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 41,190,509 and 40,612,139 issued; 40,479,278 and 39,900,908 outstanding at March 31, 2026 and December 31, 2025, respectively	412	406
Treasury stock, 711,231 shares, at cost, as of March 31, 2026 and December 31, 2025, respectively	(6,540)	(6,540)
Additional paid-in capital	229,335	226,369
Retained loss	(56,516)	(61,203)
Total stockholders’ equity	166,668	159,032
Total liabilities and stockholders’ equity	$478,723	$414,652

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Contract revenues	$216,301	$188,653
Costs of contract revenues	190,422	165,638
Gross profit	25,879	23,015
Selling, general and administrative expenses	26,319	22,545
Amortization of intangible assets	390	—
Gain on disposal of assets, net	(35)	(363)
Operating (loss) income	(795)	833
Other (expense) income:
Interest expense	(1,531)	(2,334)
Other income	161	227
Other expense, net	(1,370)	(2,107)
Loss before income taxes	(2,165)	(1,274)
Income tax (benefit) expense	(6,852)	140
Net income (loss)	$4,687	$(1,414)

Basic income (loss) per share	$0.12	$(0.04)
Diluted income (loss) per share	$0.12	$(0.04)
Shares used to compute income (loss) per share
Basic	40,110,047	39,056,396
Diluted	40,133,155	39,056,396

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Net income (loss)	$4,687	$(1,414)
Change in fair value of cash flow hedge, net of tax expense of $5 for the quarter ended March 31, 2026	(18)	—
Total comprehensive income (loss)	$4,669	$(1,414)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information) (Unaudited)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Loss	Total
Balance, January 1, 2026	40,612,139	$406	(711,231)	$(6,540)	$—	$226,369	$(61,203)	$159,032
Share-based compensation	—	—	—	—	—	1,387	—	1,387
Issuance of shares related to acquisition	182,392	2	—	—	—	2,396	—	2,398
Issuance of restricted stock	430,799	4	—	—	—	(4)	—	—
Employee share purchase plan issuance	65,783	1	—	—	—	447	—	448
Forfeiture of restricted stock	(4,267)	—	—	—	—	—	—	—
Cash flow hedge	—	—	—	—	(23)	—	—	(23)
Payments related to tax withholding for share-based compensation	(96,337)	(1)	—	—	—	(1,260)	—	(1,261)
Net loss	—	—	—	—	—	—	4,687	4,687
Balance, March 31, 2026	41,190,509	$412	(711,231)	$(6,540)	$(23)	$229,335	$(56,516)	$166,668

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	Loss	Capital	Loss	Total
Balance, January 1, 2025	39,681,597	$397	(711,231)	$(6,540)	$—	$220,513	$(63,691)	$150,679
Share-based compensation	—	—	—	—	—	1,123	—	1,123
Exercise of stock options	15,000	—	—	—	—	108	—	108
Issuance of restricted stock	499,036	5	—	—	—	(5)	—	—
Employee share purchase plan issuance	71,133	1	—	—	—	336	—	337
Forfeiture of restricted stock	(10,960)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,414)	(1,414)
Balance, March 31, 2025	40,255,806	$403	(711,231)	$(6,540)	$—	$222,075	$(65,105)	$150,833

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,687	$(1,414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,384	3,175
Amortization of right-of use ("ROU") operating leases	1,402	2,477
Amortization of ROU finance leases	2,003	2,228
Amortization of deferred debt issuance costs	84	395
Deferred income taxes	(6,829)	(11)
Share-based compensation	1,387	1,123
Gain on disposal of assets, net	(35)	(363)
Allowance for credit losses	(18)	232
Change in operating assets and liabilities:
Accounts receivable	33,737	(35,266)
Income tax receivable	14	47
Inventory	(288)	63
Prepaid expenses and other	2,627	1,319
Contract assets	(10,457)	20,827
Accounts payable	(13,948)	13,747
Accrued liabilities	(11,779)	(6,174)
Operating lease liabilities	(1,495)	(1,219)
Income tax payable	79	(14)
Contract liabilities	(630)	(4,615)
Net cash provided by (used in) operating activities	4,925	(3,443)
Cash flows from investing activities:
Proceeds from sale of property and equipment	60	341
Purchase of property and equipment	(8,575)	(9,033)
Business acquisition, net cash acquired	(44,000)	—
Net cash used in investing activities	(52,515)	(8,692)
Cash flows from financing activities:
Borrowings on credit facilities	53,000	3,047
Payments on credit facilities	(40,000)	(3,148)
Proceeds from term loan	40,000	—
Proceeds from deemed financing obligation	4,221	—
Principal payments on deemed financing obligation	(1,226)	(729)
Loan costs related to credit facilities	(419)	(323)
Payments of finance lease liabilities	(2,507)	(2,517)
Employee stock plans, net activity	(813)	445
Net cash provided by (used in) financing activities	52,256	(3,225)
Net change in cash, cash equivalents and restricted cash	4,666	(15,360)
Cash, cash equivalents and restricted cash at beginning of period	3,285	28,316
Cash, cash equivalents and restricted cash at end of period	$7,951	$12,956

Cash and cash equivalents	$6,254	$12,956
Restricted cash	1,697	—
Total cash, cash equivalents and restricted cash shown above	$7,951	$12,956

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$922	$2,113
Taxes, net of refunds	$(115)	$118

Noncash financing activity:
Capital expenditures included in accounts payable and accrued liabilities	$664	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Thousands, Except Share and per Share Amounts)

(Unaudited)

1.Description of Business and Basis of Presentation

Description of Business

Orion Group Holdings, Inc. and its subsidiaries (hereafter collectively referred to as the “Company” or “Orion”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through our marine and concrete segments. We are headquartered in Houston, Texas.

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Accordingly, these financial statements do not include certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and should be read together with our 2025 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results realizable for the year ending December 31, 2026.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient that allows entities to assume current conditions as of the balance sheet date remain unchanged over the remaining life of current accounts receivable and current contract assets arising from transactions within the scope of ASC 606. The ASU is effective for fiscal years beginning after December 15,

2025, including interim periods within those fiscal years, with early adoption permitted. Adoption did not have a material impact on the Company’s financial position or results of operations.

3.Acquisition

Acquisition Overview

On February 3, 2026 (the “Acquisition Date”), the Company completed the acquisition of all of the outstanding capital stock of J.E. McAmis, Inc., a California corporation, and all of the membership interests in JEM Marine Leasing, LLC, a Washington limited liability company (collectively, “JEM”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). J.E. McAmis, Inc. specializes in dredging, jetty and breakwater construction, environmental restoration and rehabilitation, and dam and spillway work and has historically operated primarily in Washington and Oregon, with additional projects in Canada, Florida, Alaska, and Hawaii. JEM Marine Leasing, LLC provides marine equipment leasing services to the operating business. The acquisition expands the Company's marine platform, enhances its presence in West Coast and Pacific markets, and adds specialized dredging and marine construction capabilities. The Company has included the results of JEM in its condensed consolidated financial statements from the Acquisition Date.

Consideration Transferred

The preliminary purchase consideration consisted of (i) $46.0 million in cash, subject to customary post-closing adjustments under the Purchase Agreement, (ii) an unsecured 6%, five-year subordinated seller promissory note with a principal amount of $12.0 million, (iii) 182,392 shares of the Company’s common stock, and (iv) contingent post-closing cash payments dependent upon project profit realized from contracts of JEM under backlog identified in the Purchase Agreement.

The following table shows the preliminary purchase consideration transferred:

Cash consideration	$46,036
Fair value of contingent consideration	11,989
Fair value of common stock	2,398
Fair value of promissory note	9,363
Total consideration transferred	$69,786

The fair value of the common stock was measured based on the closing market price of the Company's common stock on February 3, 2026, the Acquisition Date. The fair value of the seller promissory note was estimated using a discounted cash flow model based on the contractual payment terms and an estimated market rate of interest for similar debt instruments.

The contingent consideration was estimated using a combination of valuation techniques, including a Black-Scholes option pricing model for one tranche and a discounted cash flow model for the other tranche. Unobservable inputs included projected completion and payment dates, expected project profitability, volatility, discount rates, and risk-adjusted performance scenarios. Because the valuation relies on unobservable inputs, the contingent consideration liability is classified within Level 3 of the fair value hierarchy. During the measurement period, adjustments to preliminary fair value estimates may be recorded as measurement period adjustments when based on facts and circumstances that existed as of the Acquisition Date. Thereafter, changes in the fair value of contingent consideration will be recognized in earnings in the period of change. As of March 31, 2026, the valuation of the contingent consideration as well as the promissory note is preliminary.

Preliminary Allocation of Purchase Price

The acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary purchase price allocation reflects management's current estimates of the fair values of the assets acquired and liabilities assumed as of the Acquisition Date. The following table summarizes the preliminary allocation of the purchase price:

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,036
Accounts receivable	3,561
Contract assets	1,093
Other assets	683
Intangible assets	9,703
Property and equipment	33,582
Accounts payable and accrued liabilities	(2,919)
Contract liabilities	(3,905)
Deferred tax liability	(6,790)

Net assets acquired	$37,044

Goodwill	$32,742

The excess of the purchase consideration over the preliminary fair value of the net identifiable assets acquired and liabilities assumed was recorded as goodwill in the marine segment. Goodwill primarily reflects the value of the assembled workforce, expected synergies, expanded market opportunities, and future growth opportunities resulting from the acquisition. The goodwill is not deductible for U.S. federal income tax purposes.

Property and Equipment

Property and equipment acquired primarily consisted of marine construction equipment, vessels, vehicles and related operating assets. The preliminary fair value of the acquired property and equipment was estimated using a combination of the cost and market approaches, as applicable. Under the cost approach, fair value was based on current replacement cost, adjusted for physical deterioration and functional and economic obsolescence. Under the market approach, fair value was based on available market data for comparable assets, adjusted for differences in age, condition, capacity, utilization and other asset-specific factors. The acquired property and equipment will be depreciated over its estimated remaining useful lives, which range from approximately one to ten years.

Identifiable Intangible Assets

The following table presents the preliminary fair values and weighted-average useful lives of these assets:

Intangible Asset	Useful life in years	Estimated fair value
Tradename	1	$269
Customer relationships	12	4,304
Backlog contracts	3	5,130

The fair values of the identifiable intangible assets were estimated using income‑based approaches (e.g., multi‑period excess earnings method for customer relationships and backlog contracts and relief‑from‑royalty for tradenames). Inputs include forecasted revenues, attrition rates, royalty rates, contributory asset charges, and discount rates commensurate with the risks of the underlying cash flows. These measurements are categorized as Level 3 in the fair value hierarchy due to the use of unobservable inputs.

Measurement Period and Status of Estimates

The purchase price allocation is preliminary and subject to change within the measurement period (not to exceed one year from the Acquisition Date) as the Company obtains additional information regarding the facts and circumstances that existed as of the Acquisition Date. As of March 31, 2026, the Company’s valuation of property and equipment, intangible assets, working capital, and income taxes remains preliminary and subject to adjustment during the measurement period.

Acquisition-Related Costs

Acquisition-related costs, consisting primarily of legal, accounting, valuation, and other professional fees, were approximately $1.6 million for the three months ended March 31, 2026 and were recorded in selling, general and administrative expenses.

4.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three Months Ended
	March 31,
	2026	2025
Marine Segment
Construction	$92,683	$104,482
Dredging	14,081	16,911
Specialty services	3,365	5,770
Marine segment contract revenues	$110,129	$127,163

Concrete Segment
Structural	$9,753	$13,721
Light commercial	96,419	47,769
Concrete segment contract revenues	$106,172	$61,490

Total contract revenues	$216,301	$188,653

The Company has determined that it has two reportable operating segments as described in Note 16, but has disaggregated its contract revenues in the above chart in terms of services provided within such segments. Additionally, both the marine and concrete segments have limited contracts with multiple performance obligations. The Company’s contracts are often estimated and bid as one project and performance is evaluated as one project, not by individual services performed by each.

Additionally, the table below represents contract revenue by type of customer for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended
	March 31,
	2026	%	2025	%
Federal Government(1)	$29,726	14%	$41,884	22%
State Governments(1)	35,658	16%	28,961	15%
Local Government(1)	27,620	13%	37,037	20%
Private Companies	123,297	57%	80,771	43%
Total contract revenues	$216,301	100%	$188,653	100%
(1)	Sales to federal, state and local governments include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is the federal, state and local governments.

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s joint venture with Dragados/Hawaiian Dredging is a related-party transaction. The Company’s portion of work as a dedicated subcontractor totals $467.8 million.

For the three months ended March 31, 2026 and 2025, the Company’s revenue related to the joint venture subcontract was approximately $14.3 million and $33.3 million, respectively.

For the three months ended March 31, 2026, no single customer exceeded 10% of total contract revenues. For the three months ended March 31, 2025, the United States Navy, included in the Federal Government category, accounted for 18% of total contract revenues.

The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time.

Contract revenues generated outside the United States totaled 2% and 6% of total revenues for the three months ended March 31, 2026 and 2025, respectively, and were primarily from the Caribbean Basin.

5.Concentration of Risk and Enterprise-Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner.

The table below presents the concentrations of current receivables (trade and retainage) at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026		December 31, 2025
Federal Government(1)	$19,882	10%	$51,057	23%
State Governments(1)	21,436	11%	14,008	6%
Local Governments(1)	28,398	14%	23,453	10%
Private Companies	128,341	65%	139,832	61%
Gross receivables	198,057	100%	228,350	100%
Allowance for credit losses	(3,443)		(3,461)
Net receivables	$194,614		$224,889
(1)	Receivables from federal, state and local governments include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is the federal, state and local governments.

At March 31, 2026, no single customer exceeded 10% of total current receivables. At December 31, 2025, the United States Navy, which is included in the Federal Government category and a customer in the Private Companies category, accounted for 20% and 12%, respectively, of total current receivables.

6.Contracts in Progress

Contracts in progress were as follows at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Costs incurred on uncompleted contracts	$1,827,047	$1,980,625
Estimated earnings	260,124	292,235
Costs and estimated earnings on uncompleted contracts	2,087,171	2,272,860
Less: Billings to date	(2,096,917)	(2,290,881)
Net contracts in progress	$(9,746)	$(18,021)

Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$42,633	$31,083
Contract liabilities	(52,379)	(49,104)
Net contracts in progress	$(9,746)	$(18,021)

Included in contract assets (liabilities) is approximately $9.2 million and $7.1 million at March 31, 2026 and December 31, 2025, respectively, related to claims and unapproved change orders.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of March 31, 2026, the aggregate amount of the remaining performance obligations was approximately $668 million. Of this amount, the current expectation of the Company is that it will recognize $512 million, or 77%, in the next 12 months and the remaining balance thereafter.

7.Property and Equipment

The following is a summary of property and equipment at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Construction equipment	$141,930	$113,863
Vessels and other equipment	99,708	98,505
Building and improvements	36,229	36,229
Office equipment	6,007	5,999
Automobiles and trucks	1,354	1,429
Gross book value of depreciable assets	285,228	256,025
Less: Accumulated depreciation	(189,573)	(185,650)
Net book value of depreciable assets	95,655	70,375
Construction in progress	20,147	15,143
Land	9,642	2,692
Property and equipment, net of depreciation	$125,444	$88,210

Substantially all of the assets of the Company are pledged as collateral under the Company’s UMB Credit Agreement as discussed in Note 10. Substantially all of the Company’s long-lived assets are located in the United States.

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

The Company’s derivative, which is comprised of an interest rate swap, is valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and credit risk adjustments, that are necessary to reflect the probability of default by us or the counterparty. This derivative is classified as a Level 2 measurement within the fair value hierarchy. At March 31, 2026, the fair value of the swap liability was less than $0.1 million. See Note 10 for additional information on the Company’s derivative instrument.

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of March 31, 2026. These policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The fair value of the cash surrender value of these policies at both March 31, 2026 and December 31, 2025 was $1.3 million. These assets are included in the “Other non-current” asset section in the Company’s Condensed Consolidated Balance Sheets.

Other Fair Value Measurements

The fair value of the Company’s debt under its UMB Credit Facility at March 31, 2026 and December 31, 2025 approximated its carrying value of $53.0 million and zero, respectively, as interest is based on current market interest rates for debt with similar risk and maturity.

9.Accrued Liabilities

Accrued liabilities at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Accrued salaries, wages and benefits	$10,049	$20,580
Accrued liabilities expected to be covered by insurance	4,400	5,618
Sales taxes	1,662	2,904
Sale-leaseback arrangement	1,072	1,049
Property taxes	640	526
Other accrued expenses	1,787	1,073
Total accrued liabilities	$19,610	$31,750

10.Debt

On December 23, 2025, the Company entered into a $120 million Credit Agreement (as amended, the “UMB Credit Agreement”) with certain financial institutions from time-to-time party thereto, as lenders, and UMB Bank, N.A., as Administrative Agent and Issuing Bank. The UMB Credit Agreement consists of a $60 million revolving loan (the “UMB Revolver”), a $20 million equipment term loan and a $40 million acquisition term loan. In addition, the UMB Credit Agreement provides for a $25 million accordion option for future acquisitions (subject to customary conditions). The UMB Credit Agreement is secured by substantially all of the assets of the Company and certain of its domestic subsidiaries, subject to permitted liens, and is guaranteed, on a joint and several basis, by each existing and subsequently acquired or formed direct and indirect domestic subsidiary of the Company.

The UMB Credit Agreement is used to finance working capital and general corporate purposes, capital expenditures, permitted acquisitions and associated transaction fees, and to refinance existing indebtedness. Borrowings under the UMB Revolver may be repaid and reborrowed, subject to the borrowing base and other conditions. The UMB Credit Agreement matures in December 2030.

The UMB Credit Agreement includes a letter of credit sublimit equal to the lesser of $7.5 million and the total amount of the revolving commitments then in effect. The Company is subject to a commitment fee on the average daily unused amount of the revolving commitments, which accrues at a rate per annum equal to the applicable rate set forth in the UMB Credit Agreement.

The Company’s obligations under debt arrangements consisted of the following:

	March 31, 2026	December 31, 2025
Revolver	$13,000	$—
Term loan	38,570	—
Other	21,912	7,874
Total debt	73,482	7,874
Less: current	5,849	1,789
Less: deferred debt issuance costs (1)	1,297	—
Total long-term debt	$66,336	$6,085

(1)	Deferred financing costs include lender/arrangement fees, legal fees and other third-party costs incurred in connection with entering into or amending the Company’s credit facilities. Deferred financing costs are presented as a direct deduction from the carrying amount of the related debt when amounts are outstanding. At December 31, 2025, because there were no borrowings outstanding under the Company’s credit facilities, unamortized deferred financing costs of $1.7 million related to the UMB Credit Agreement were included in Other long-term assets.

There were no borrowings under the equipment term loan. The Company’s borrowing availability under the UMB Revolver at March 31, 2026 was approximately $45.6 million.

Borrowings under the UMB Credit Agreement must be of the same type and may bear interest at either an alternate base rate (“ABR”) or a Secured Overnight Financing Rate (“SOFR”), in each case plus an applicable margin determined by the Company’s consolidated senior leverage ratio. The applicable margin ranges from 2.50% to 3.00% for SOFR loans and 1.50% to 2.00% for ABR loans, and the interest rate is subject to a 4.00% per annum floor.

The quarterly weighted average interest rate for the UMB Credit Agreement as of March 31, 2026 was 6.47%.

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

The Company was in compliance with all covenants under its credit agreements as of March 31, 2026 and December 31, 2025.

Other Debt

The Company had $8.7 million and $4.4 million in construction financing obligations as of March 31, 2026 and December 31, 2025, respectively, related to lessor-financed build-to-suit equipment. Under this arrangement, the lessor funds costs associated with equipment being constructed to the Company’s specifications. Because the Company is deemed to control the equipment during construction, the Company recognizes the equipment as construction in progress within property and equipment and records a corresponding financing obligation (included in other debt). The equipment is expected to be placed in service during fiscal 2026.

The Company has entered into debt agreements for the purpose of financing equipment purchased.  As of March 31, 2026 and December 31, 2025, the carrying value of this debt was zero and $1.0 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of both March 31, 2026 and December 31, 2025 the carrying value of this debt was $2.5 million.

In connection with the acquisition of JEM on February 3, 2026, the Company issued an unsecured subordinated seller promissory note with an original principal amount of $12 million. The note bears interest at 6.0% per annum and is payable in five equal annual installments of principal and interest on each anniversary of the closing of the Purchase Agreement. At March 31, 2026, the carrying amount of the seller promissory note was the fair value of $9.4 million, with $2.8 million included in current maturities of long-term debt.

Derivative Financial Instrument

On March 10, 2026, the Company entered into an interest rate swap with UMB Bank, N.A., to hedge changes in interest payments on a portion of its variable-rate borrowings. The swap became effective on March 1, 2026. It had an initial notional amount of $20 million and amortizes to $17 million beginning March 1, 2027, $14 million beginning March 1, 2028, and $7 million beginning March 1, 2029. The current swap terminates on March 1, 2030. Under the swap, the Company pays a fixed rate of 3.58% and receives one-month CME Term SOFR.

At inception, the Company designated the swap as a cash flow hedge. As a result, the effective portion of changes in the fair value of the swap is recorded in accumulated other comprehensive income (loss) and later reclassified into interest expense in the periods when the hedged forecasted interest payments affect earnings. Any hedge ineffectiveness is recognized in current-period earnings. At each reporting date, the Company presents the fair value of the swap as a derivative asset or derivative liability in the appropriate balance sheet caption and discloses the related amount recorded in accumulated other comprehensive income (loss). See Note 8 for more information about the valuation of the Company’s derivative instrument.

11.Other Long-Term Liabilities

Other long-term liabilities at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Sale-leaseback arrangement	$13,103	$13,379
Fair value of contingent consideration	11,989	—
Deferred compensation	1,174	1,239
Other	470	437
Total other long-term liabilities	$26,736	$15,055

Sale-Leaseback Arrangements

On May 15, 2023, the Company entered into a $13.0 million sale-leaseback of certain equipment pursuant to which the Company leased-back the equipment for terms ranging from one to three years. This transaction was recorded as a deemed financing obligation.

Concurrent with the sale of the Company’s Port Lavaca South Yard property, the Company entered into a twenty-year lease agreement whereby the Company leased back the property at an annual rental rate of approximately $1.1 million, subject to annual rent increases of 2.5%. Under the lease agreement, the Company has four options to extend the term of the lease by five years for each such option. The portion of this transaction related to the building was recorded as a deemed financing obligation.

On September 27, 2019, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold certain properties for a purchase price of $19.1 million. Concurrent with the sale of the property, the Company entered into a fifteen-year lease agreement whereby the Company leased back the property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the lease agreement, the Company has two consecutive options to extend the term of the lease by ten years for each such option. This transaction was recorded as a deemed financing obligation.

Related to the deemed financing obligation, the Company recorded liabilities for the amounts received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms.

12.Income Taxes

The Company’s effective tax rate is based on expected income, statutory rates and tax planning opportunities available to it. For interim financial reporting, the Company estimates its annual tax rate based on projected taxable income for the full year and records a quarterly tax provision in accordance with the anticipated annual rate.

Income tax (benefit) expense included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31,
	2026	2025
Income tax (benefit) expense	$(6,852)	$140
Effective tax rate	316.5%	(11.0)%

The effective rate for the three months ended March 31, 2026 differed from the Company’s statutory federal rate of 21% primarily due to permanent differences and a decrease in valuation allowance in the period. The decrease in the valuation allowance is attributable to the recognition of the deferred tax liabilities arising from the fair value adjustments recorded as part of the JEM acquisition. These deferred tax liabilities represent a source of future taxable income that supports the realizability of the Company's deferred tax assets.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the three months ended March 31, 2026, the Company evaluated positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, management believes that a valuation allowance on the net deferred tax assets at March 31, 2026 remains appropriate.

13.Earnings Per Share

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2026	2025
Total basic weighted average shares outstanding	40,110,047	39,056,396
Effect of potentially dilutive securities:
Common stock options	22,798	—
Employee stock purchase plan	310	—
Total diluted weighted average shares outstanding	40,133,155	39,056,396

For the three months ended March 31, 2026 and 2025, the Company had 45,325 and 55,302 shares, respectively, that were potentially dilutive in earnings per share calculations.

Such dilution is dependent on the excess of the market price of the Company’s common stock over the exercise price and other components of the treasury stock method.

The Company reported a net loss for the three months ended March 31, 2025; therefore, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for that period.

14.Share-Based Compensation

The Compensation Committee of the Company’s Board of Directors is responsible for the administration of the Company’s stock incentive plans. In general, the Company’s Long-Term Incentive Plan (“LTIP”) provides for grants of restricted shares and performance-based stock units to be issued with a per-share price not less than the fair market value of a share of common stock on the date of grant. The Company accounts for forfeitures of awards as they are incurred.

In May 2024, shareholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective on September 16, 2024. The Company has reserved a total of 1,000,000 shares under the ESPP, all of which are authorized and available for future issuance under the ESPP. During the three months ended March 31, 2026  and 2025, there were 65,783 and 71,133 shares, respectively, issued under the ESPP.

The table below presents the share-based compensation expense included in the Company’s accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2026	2025
Restricted share awards	$929	$733
Performance stock unit awards	363	307
Employee share purchase plan	95	83
Total share-based compensation expense	$1,387	$1,123

Under its approved long-term incentive plan, the Company grants share-based awards to its employees. The following table presents a summary of the Company’s unvested restricted share awards and performance share unit awards granted under the plan:

	Restricted Shares		Performance Stock Unit Awards
		Weighted			Weighted
	Number	Average	Number		Average
	of	Fair Value	of		Fair Value
	Shares	Per Share	Shares		Per Share
Nonvested at December 31, 2025	1,147,407	$7.69	632,287		$6.34
Granted	430,799	$12.23	118,262		$16.89
Vested	(82,515)	$4.95	(241,636)		$2.24
Forfeited shares	(4,267)	$7.83	—		$—
Nonvested at March 31, 2026	1,491,424	$9.15	508,913	(1)	$10.74

(1)	A maximum of 1.0 million common shares could be awarded based upon the Company’s achievement of set performance-metrics.

On March 3, 2026, the Company granted certain executives a total of 118,262 performance stock units. The performance stock units will potentially vest 100% if the target is met, with 50% of the units to be earned based on the achievement of adjusted EBITDA targets, measured over a three-year performance period and 50% of the units to be earned based on the achievement of an objective, tiered return on relative total shareholder return, measured over a three-year performance period. The Company evaluates the probability of achieving targeted award levels each reporting period. The fair value of the units awarded related to the adjusted EBITDA targets was $13.41 per share and the fair value of the units awarded related to the relative total shareholder return target was $20.36 per share valued using a Monte Carlo simulation model.

The following table presents the assumptions related to the performance stock units granted in 2026 related to the relative total shareholder return, as indicated in the previous summary table:

2026
Grant-date stock price	$13.41
Risk-free interest rate	3.44%
Volatility factor	67.27%
Contractual term (years)	2.83

The following table presents a summary of the unrecognized compensation cost, and the related weighted average recognition period associated with unvested restricted shares and performance stock units as of March 31, 2026:

	Restricted Shares	Performance Stock Unit Awards
Unrecognized compensation cost	$10,881	$3,476
Weighted average period for recognition (years)	2.39	2.31

15.Commitments and Contingencies

The Company is involved in various legal, audit, and other proceedings that are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company's financial condition, results of operations, or cash flows. Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims and contingencies.

In October 2025, the Company received a sales tax assessment of $15 million from the State of Texas covering multiple periods. The Company believes it has meritorious defenses and based on current facts and circumstances does not believe a loss is probable.

16.Segment Information

The Company has determined that it has two reportable operating segments pursuant to ASC Topic 280, Segment Reporting: marine and concrete, both operating under the Company brand and logo, and one non-operating segment, general corporate. The Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer, allocates resources and assesses performance based on these reportable segments.

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

General Corporate

General Corporate includes unallocated general and administrative expenses and other corporate activities that support the Company’s overall operations, including executive management, finance, legal, human resources, information technology, treasury, and other shared services, as well as eliminations and other items not directly attributable to the marine or concrete segments.

Segment information for the periods presented is provided as follows:

	For the Three Months Ended March 31, 2026
	Marine	Concrete	General Corporate	Consolidated
Contract revenues	$110,129	$106,172	$—	$216,301
Cost of contract revenues	95,550	94,872	—	190,422
Gross profit	14,579	11,300	—	25,879
Selling, general and administrative expenses	7,608	3,600	15,111	26,319
Amortization of intangible assets	390	—	—	390
Loss (gain) on disposal of assets, net	1	(36)	—	(35)
Operating income (loss)	$6,580	$7,736	$(15,111)	$(795)
Other income (expense):
Interest expense				(1,531)
Other income				161
Loss before income taxes				(2,165)
Income tax benefit				(6,852)
Net income				$4,687

	Marine	Concrete	General Corporate	Consolidated
Total assets	$352,770	$98,012	$27,941	$478,723
Property and equipment, net	$104,209	$4,854	$16,381	$125,444
Depreciation and amortization	$4,981	$700	$706	$6,387
Capital expenditures	$7,037	$1,431	$107	$8,575

	For the Three Months Ended March 31, 2025
	Marine	Concrete	General Corporate	Consolidated
Contract revenues	$127,163	$61,490	$—	$188,653
Cost of contract revenues	108,638	57,000	—	165,638
Gross profit	18,525	4,490	—	23,015
Selling, general and administrative expenses	6,373	2,874	13,298	22,545
Gain on disposal of assets, net	(170)	(193)	—	(363)
Operating income (loss)	$12,322	$1,809	$(13,298)	$833
Other income (expense):
Interest expense				(2,334)
Other income				227
Income before income taxes				(1,274)
Income tax expense				140
Net loss				$(1,414)

	Marine	Concrete	General Corporate	Consolidated
Total assets	$290,300	$99,178	$25,174	$414,652
Property and equipment, net	$67,411	$3,878	$16,921	$88,210
Depreciation and amortization	$4,378	$872	$153	$5,403
Capital expenditures	$3,307	$62	$5,664	$9,033

Intersegment revenues totaled $4.7 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. These primarily relate to labor and equipment services between the marine and concrete segments and are eliminated in consolidation.

17.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consist of the following:

	March 31,	December 31,
	2026	2025
Assets
Operating lease right-of-use assets, net (1)	$24,391	$20,397
Financing lease right-of-use assets, net (2)	16,361	18,360
Total assets	$40,752	$38,757
Liabilities
Current
Operating	$4,698	$4,418
Financing	6,000	7,517
Total current	10,698	11,935
Noncurrent
Operating	28,314	24,695
Financing	5,461	5,878
Total noncurrent	33,775	30,573
Total liabilities	$44,473	$42,508
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $35.2 million and $33.8 million as of March 31, 2026 and December 31, 2025, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $26.8 million and $24.8 million as of March 31, 2026 and December 31, 2025, respectively.

Other information related to lease term and discount rate is as follows:

	March 31,	December 31,
	2026	2025
Weighted Average Remaining Lease Term (in years)
Operating leases	8.81	9.41
Financing leases	2.45	2.09
Weighted Average Discount Rate
Operating leases	11.01%	11.50%
Financing leases	8.69%	9.02%

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2026	2025
Operating lease costs:
Operating lease cost	$2,192	$3,135
Short-term lease cost (1)	1,341	1,221
Financing lease costs:
Interest on lease liabilities	259	421
Amortization of right-of-use assets	2,003	2,228
Total lease cost	$5,795	$7,005
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,295	$1,926
Operating cash flows for finance leases	$259	$421
Financing cash flows for finance leases	$2,507	$2,517
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$5,196	$924
ROU assets obtained in exchange for new financing lease liabilities	$897	$509

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2026 (excluding the three months ended March 31, 2026)	$6,077	$5,307
2027	7,053	3,022
2028	5,731	1,704
2029	4,939	2,392
2030	4,930	310
Thereafter	25,164	57
Total future minimum lease payments	53,894	12,792
Less - amount representing interest	20,882	1,331
Present value of future minimum lease payments	33,012	11,461
Less - current lease obligations	4,698	6,000
Long-term lease obligations	$28,314	$5,461

1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All statements other than statements of historical facts, including those that express a belief, expectation, or intention are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, our pipeline of opportunities, conversion of backlog, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal,” “may,” “will,” “could,” “would” or other words that convey the uncertainty of future events or outcomes.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control, including unforeseen productivity delays and other difficulties encountered in project execution, challenges incurred by virtue of our position as a substantial subcontractor that reports to a significantly larger project contractor, levels of government funding or other governmental budgetary constraints, contract modifications and changes, including change orders and contract cancellation at the discretion of the customer, and the general economic impact of government shutdowns, tariffs, trade wars and other geopolitical tensions. These and other important factors, including those described under “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition since the most recent fiscal year-end, and (ii) results of operations during the current fiscal year-to-date period and current fiscal quarter as compared to the corresponding periods of the preceding fiscal year. In order to better understand such changes, this MD&A should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our 2025 Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K and with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Developments

JEM Acquisition

On February 3, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and completed an acquisition (the “JEM Acquisition”) of all of the capital stock of J.E. McAmis, Inc., a California corporation, and all of the membership interests in JEM Marine Leasing, LLC, a Washington limited liability company (collectively, “JEM”).

The purchase price consisted of: (a) $46.0 million in cash, subject to adjustments pursuant to the purchase agreement; a $12.0 million unsecured subordinated promissory note issued to the sellers; and 182,392 shares of Orion’s common stock, and (b) contingent post-closing cash payments dependent upon project profit realized from contracts of JEM under backlog identified in the Purchase Agreement. The cash consideration and related expenses were funded with cash on hand and borrowings of approximately $46.9 million under the UMB Credit Agreement (as defined below).

JEM is engaged in the business of providing dredging, jetty and breakwater construction, environmental restoration and rehabilitation, and dam and spillway construction.

UMB Credit Agreement

On December 23, 2025, we entered into a five-year $120.0 million Credit Agreement (as amended, the “UMB Credit Agreement”) with certain financial institutions from time-to-time party thereto, as lenders, and UMB Bank, N.A., as administrative agent and issuing bank.  The UMB Credit Agreement consists of a $60.0 million revolving loan, a $20.0 million equipment term loan, and a $40.0 million acquisition term loan.

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

Backlog as of the periods ended below were as follows (in millions):

	March 31, 2026	December 31, 2025
Marine segment	$494	$480
Concrete segment	174	160
Consolidated	$668	$640

Backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Income Statement Comparisons

Three months ended March 31, 2026 compared with three months ended March 31, 2025

	Three Months Ended March 31,
	2026	2025
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues	$216,301	$188,653
Cost of contract revenues	190,422	165,638
Gross profit	25,879	23,015
Selling, general and administrative expenses	26,319	22,545
Amortization of intangible assets	390	—
Gain on disposal of assets, net	(35)	(363)
Operating (loss) income	(795)	833
Other (expense) income:
Interest expense	(1,531)	(2,334)
Other income	161	227
Other expense, net	(1,370)	(2,107)
Loss before income taxes	(2,165)	(1,274)
Income tax (benefit) expense	(6,852)	140
Net income (loss)	$4,687	$(1,414)

Contract Revenues. Contract revenues for the three months ended March 31, 2026 of $216.3 million increased $27.6 million, or 15%, as compared to $188.7 million in the prior year period.  The increase was primarily due to strong momentum and expansion of services in the concrete segment, partially offset by a decrease in revenue in our marine segment.

Gross Profit. Gross profit was $25.9 million for the three months ended March 31, 2026 compared to $23.0 million in the prior year period, an increase of $2.9 million, or 12%. The increase in gross profit was primarily driven by the increase in revenue, strong project execution and favorable completions.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses were $26.3 million for the three months ended March 31, 2026 compared to $22.5 million in the prior year period, an increase of $3.8 million or 16.7%. The increase in SG&A was primarily to support business growth and the closing of the JEM Acquisition during the quarter.

Gain on Disposal of Assets, net. During the three months ended March 31, 2026 and 2025, we realized less than $0.1 million and $0.4 million, respectively, of net gains on disposal of assets.

Other Expense, net of Income. Other expense primarily reflects interest on our borrowings, partially offset by interest income.

Income Tax (Benefit) Expense. We recorded a tax benefit of $6.9 million in the three months ended March 31, 2026, compared to tax expense of $0.1 million in the prior year period. The tax benefit for the three months ended March 31, 2026 primarily relates to a decrease in the valuation allowance attributable to the recognition of the deferred tax liabilities arising from the fair value adjustments recorded as part of the JEM

Acquisition.  These deferred tax liabilities represent a source of future taxable income that supports the realizability of the Company's deferred tax assets.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues.

Three months ended March 31, 2026 compared with three months ended March 31, 2025

	Three Months Ended March 31,
	2026	2025
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues
Marine segment
Public sector	$87,215	$100,221
Private sector	22,914	26,942
Marine segment total	$110,129	$127,163
Concrete segment
Public sector	$5,789	$7,661
Private sector	100,383	53,829
Concrete segment total	$106,172	$61,490
Total	$216,301	$188,653

Operating income (loss)
Marine segment	$6,580	$12,322
Concrete segment	7,736	1,809
Total	$14,316	$14,131

General corporate	$(15,111)	$(13,298)
Consolidated	$(795)	$833

Marine Segment

Revenues for our marine segment for the three months ended March 31, 2026 were $110.1 million compared to $127.2 million for the three months ended March 31, 2025.  Operating income for our marine segment for the three months ended March 31, 2026 was $6.6 million, compared to $12.3 million for the three months ended March 31, 2025.  The decreases was primarily driven by the timing of project completions and new project starts during the quarter.

Concrete Segment

Revenues for our concrete segment for the three months ended March 31, 2026 were $106.2 million compared to $61.5 million for the three months ended March 31, 2025.  Operating income for our concrete segment for the three months ended March 31, 2026 was $7.7 million, compared to operating income of $1.8 million for the three months ended March 31, 2025.  The increase was primarily driven by an expansion of services and strong project execution during the quarter.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At March 31, 2026, our working capital was $76.2 million, as compared to $74.3 million at December 31, 2025. As of March 31, 2026, we had unrestricted cash on hand of $6.3 million. Our borrowing availability under the revolving portion of our UMB Credit Agreement at March 31, 2026 was approximately $45.6 million.

Our primary liquidity needs are to finance our working capital and fund capital expenditures. Historically, our sources of liquidity have been cash provided by our operating activities, sale of underutilized assets,  borrowings under our credit facilities, and equity issuances. The assessment of our liquidity requires us to make estimates of future activity and judgments about whether we are compliant with financial covenant calculations under our debt and other agreements and have adequate liquidity to operate. Significant assumptions used in our forecasted model of liquidity include forecasted sales, costs, and capital expenditures, as well as expected timing and proceeds of planned asset sale transactions. As of March 31, 2026, management believes the Company will have adequate liquidity for its operations for at least the next 12 months.

Cash Flow

The following table provides information regarding our cash flows and our capital expenditures for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$4,687	$(1,414)
Adjustments to remove non-cash and non-operating items	2,378	9,256
Cash flow from net income (loss) after adjusting for non-cash and non-operating items	7,065	7,842
Change in operating assets and liabilities (working capital)	(2,140)	(11,285)
Cash flows provided by (used in) operating activities	$4,925	$(3,443)
Cash flows used in investing activities	$(52,515)	$(8,692)
Cash flows provided by (used in) financing activities	$52,256	$(3,225)

Capital expenditures (included in financing activities above)	$(8,575)	$(9,033)

Operating Activities. During the three months ended March 31, 2026, we generated approximately $4.9 million of cash in our operating activities. The net cash inflow was comprised of $7.1 million of cash inflows from net income, after adjusting for non-cash and non-operating items, partially offset by $2.1 million of outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $8.0 million cash inflow related to a decrease in our net positions of accounts receivable, accounts payable, and accrued liabilities during the period and a $2.6 million decrease in prepaid expenses.  This was partially offset by $11.1 million of cash outflows pursuant to the relative timing and significance of project progression and billings during the period and a $1.5 million decrease in operating lease liabilities.

Investing Activities. During the three months ended March 31, 2026, we used approximately $52.1 million of cash in our investing activities. Cash used in investing activities relating to the JEM Acquisition totaled $44.0 million in the three months ended March 31, 2026.  Capital asset additions and betterments to our fleet were $8.6 million and $9.0 million in the three months ended March 31, 2026 and 2025, respectively.

Financing Activities. During the three months ended March 31, 2026, we used approximately $52.3 million of cash in our financing activities.  During the three months ended March 31, 2026, we had net borrowings of $13.0 million on the UMB revolving credit line and borrowings of $40.0 million related to the JEM Acquisition.

Sources of Capital

On December 23, 2025, we entered into the five-year $120 million UMB Credit Agreement, which includes a $60 million asset based revolving credit line, a $40 acquisition term loan, and a $20 million equipment term loan.

We were in compliance with all financial covenants under the UMB Credit Agreement as of March 31, 2026.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials and other items such as fuel, concrete and steel. Due to the relative short-term duration of our projects, we are generally able to include anticipated cost increases in the pricing of our bids.

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

Interest rate risk

At March 31, 2026, we had $53.0 million in outstanding borrowings under our UMB Credit Agreement, with a weighted average ending interest rate of 6.42%. Based on the amounts outstanding under our UMB Credit Agreement as of March 31, 2026, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.5 million. Also, we have entered into an interest rate swap to hedge the variability in the interest payments on a portion of the principal amount of the acquisition term loan outstanding under the UMB Credit Agreement. At inception, this interest rate swap was designated as a cash flow hedge for hedge accounting. See Note 10 — Debt to the unaudited condensed consolidated financial statements for additional information regarding the UMB Credit Agreement and related interest rate swap.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

We completed the acquisition of J.E. McAmis, Inc. on February 3, 2026. Management’s assessment and conclusion on the effectiveness of our internal control over financial reporting as of March 31, 2026 excludes an assessment of the internal control over financial reporting of J.E. McAmis, Inc. We are in the process of integrating this business, which may result in additions or changes to our internal controls over financial reporting. There were no other changes in our internal control reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For information about litigation involving us, see Note 15 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales or issuer purchases of equity securities in the period ended March 31, 2026.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

During the first quarter of 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.            EXHIBITS

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

10.1#

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

ORION GROUP HOLDINGS, INC.

April 29, 2026	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

April 29, 2026	By:	/s/ Alison G. Vasquez
Alison G. Vasquez Executive Vice President and Chief Financial Officer