Form 10-Q
period 2026-06-30
Orion Group Holdings Inc
filed 2026-07-29
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

There were 40,495,290 shares of common stock outstanding as of July 28, 2026.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2026

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,527	$1,588
Restricted cash	1,697	1,697
Accounts receivable:
Trade, net of allowance for credit losses of $3,146 and $3,461, respectively	113,317	175,695
Retainage	58,370	49,194
Income taxes receivable	619	256
Other current	5,049	3,531
Inventory	2,546	2,432
Contract assets	75,868	31,083
Prepaid expenses and other	8,817	12,686
Total current assets	268,810	278,162
Property and equipment, net of accumulated depreciation	129,629	88,210
Operating lease right-of-use assets, net of accumulated amortization	23,270	20,397
Financing lease right-of-use assets, net of accumulated amortization	22,430	18,360
Inventory, non-current	6,720	6,395
Other non-current	3,269	3,128
Goodwill	35,139	—
Intangible assets, net of accumulated amortization	6,955	—
Total assets	$496,222	$414,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$6,203	$1,789
Accounts payable:
Trade	92,379	107,433
Retainage	1,496	1,699
Accrued liabilities	21,084	31,750
Income taxes payable	154	197
Contract liabilities	41,859	49,104
Current portion of operating lease liabilities	4,293	4,418
Current portion of financing lease liabilities	9,352	7,517
Total current liabilities	176,820	203,907
Long-term debt, net of debt issuance costs	92,959	6,085
Operating lease liabilities	27,592	24,695
Financing lease liabilities	8,379	5,878
Other long-term liabilities	26,015	15,055
Total liabilities	331,765	255,620
Stockholders’ equity:
Accumulated other comprehensive income	129	—
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 41,206,521 and 40,612,139 issued; 40,495,290 and 39,900,908 outstanding at June 30, 2026 and December 31, 2025, respectively	412	406
Treasury stock, 711,231 shares, at cost, as of June 30, 2026 and December 31, 2025, respectively	(6,540)	(6,540)
Additional paid-in capital	231,117	226,369
Retained loss	(60,661)	(61,203)
Total stockholders’ equity	164,457	159,032
Total liabilities and stockholders’ equity	$496,222	$414,652

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Contract revenues	$221,878	$205,286	$438,179	$393,939
Costs of contract revenues	198,951	179,489	389,373	345,127
Gross profit	22,927	25,797	48,806	48,812
Selling, general and administrative expenses	24,395	22,774	51,104	45,319
Gain on disposal of assets, net	(153)	(409)	(188)	(772)
Operating (loss) income	(1,315)	3,432	(2,110)	4,265
Other (expense) income:
Interest expense	(2,505)	(2,920)	(4,036)	(5,254)
Other income	149	117	310	344
Other expense, net	(2,356)	(2,803)	(3,726)	(4,910)
(Loss) income before income taxes	(3,671)	629	(5,836)	(645)
Income tax expense (benefit)	474	(212)	(6,378)	(72)
Net (loss) income	$(4,145)	$841	$542	$(573)

Basic (loss) income per share	$(0.10)	$0.02	$0.01	$(0.01)
Diluted (loss) income per share	$(0.10)	$0.02	$0.01	$(0.01)
Shares used to compute (loss) income per share
Basic	40,479,053	39,765,051	40,295,569	39,412,681
Diluted	40,479,053	39,791,164	40,325,118	39,412,681

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net (loss) income	$(4,145)	$841	$542	$(573)
Change in fair value of cash flow hedges, net of tax expense of $35 and $30 for the three and six months ended June 30, 2026	117	—	99	—
Total comprehensive (loss) income	$(4,028)	$841	$641	$(573)

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information) (Unaudited)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	(Loss) Income	Capital	Loss	Total
Balance, January 1, 2026	40,612,139	$406	(711,231)	$(6,540)	$—	$226,369	$(61,203)	$159,032
Share-based compensation	—	—	—	—	—	1,387	—	1,387
Issuance of shares related to acquisition	182,392	2	—	—	—	2,396	—	2,398
Issuance of restricted stock	430,799	4	—	—	—	(4)	—	—
Employee share purchase plan issuance	65,783	1	—	—	—	447	—	448
Forfeiture of restricted stock	(4,267)	—	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(96,337)	(1)	—	—	—	(1,260)	—	(1,261)
Net income	—	—	—	—	—	—	4,687	4,687
Other	—	—	—	—	(23)	—	—	(23)
Balance, March 31, 2026	41,190,509	$412	(711,231)	$(6,540)	$(23)	$229,335	$(56,516)	$166,668
Share-based compensation	—	—	—	—	—	2,006	—	2,006
Exercise of stock options	3,659	—	—	—	—	18	—	18
Issuance of restricted stock	36,180	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,241)	—	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(20,586)	—	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	—	—	(4,145)	(4,145)
Other	—	—	—	—	152	—	—	152
Balance, June 30, 2026	41,206,521	$412	(711,231)	$(6,540)	$129	$231,117	$(60,661)	$164,457

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	(Loss) Income	Capital	Loss	Total
Balance, January 1, 2025	39,681,597	$397	(711,231)	$(6,540)	$—	$220,513	$(63,691)	$150,679
Share-based compensation	—	—	—	—	—	1,123	—	1,123
Exercise of stock options	15,000	—	—	—	—	108	—	108
Issuance of restricted stock	499,036	5	—	—	—	(5)	—	—
Employee share purchase plan issuance	71,133	1	—	—	—	336	—	337
Forfeiture of restricted stock	(10,960)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,414)	(1,414)
Balance, March 31, 2025	40,255,806	$403	(711,231)	$(6,540)	$—	$222,075	$(65,105)	$150,833
Share-based compensation	—	—	—	—	—	1,519	—	1,519
Issuance of restricted stock	454,630	4	—	—	—	(4)	—	—
Forfeiture of restricted stock	(263,960)	(3)	—	—	—	3	—	—
Net income	—	—	—	—	—	—	841	841
Balance, June 30, 2025	40,446,476	$404	(711,231)	$(6,540)	$—	$223,593	$(64,264)	$153,193

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$542	$(573)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,668	6,274
Amortization of right-of use ("ROU") operating leases	2,860	4,848
Amortization of ROU finance leases	3,723	4,360
Amortization of deferred debt issuance costs	166	612
Non-cash interest expense on seller note	630	—
Deferred income taxes	(6,117)	2
Share-based compensation	3,393	2,642
Gain on disposal of assets, net	(189)	(772)
Allowance for credit losses	(77)	544
Change in operating assets and liabilities:
Accounts receivable	55,302	(71,339)
Income tax receivable	(362)	(392)
Inventory	(440)	819
Prepaid expenses and other	2,546	312
Contract assets	(43,692)	33,456
Accounts payable	(18,743)	13,636
Accrued liabilities	(5,829)	(1,141)
Operating lease liabilities	(3,101)	(3,179)
Income tax payable	(43)	(505)
Contract liabilities	(12,936)	1,391
Net cash used in operating activities	(12,699)	(9,005)
Cash flows from investing activities:
Proceeds from sale of property and equipment	683	1,189
Purchase of property and equipment	(20,108)	(16,165)
Business acquisition, net cash acquired	(42,871)	—
Net cash used in investing activities	(62,296)	(14,976)
Cash flows from financing activities:
Borrowings on credit facilities	121,000	77,007
Payments on credit facilities	(85,000)	(67,212)
Proceeds from term loan	41,991	—
Proceeds from deemed financing obligation	6,073	—
Principal payments on deemed financing obligation	(1,816)	(7,204)
Loan costs related to credit facilities	(419)	(323)
Payments of finance lease liabilities	(4,858)	(5,316)
Employee stock plans, net activity	(1,037)	445
Net cash provided by (used in) financing activities	75,934	(2,603)
Net change in cash, cash equivalents and restricted cash	939	(26,584)
Cash, cash equivalents and restricted cash at beginning of period	3,285	28,316
Cash, cash equivalents and restricted cash at end of period	$4,224	$1,732

Cash and cash equivalents	$2,527	$1,732
Restricted cash	1,697	—
Total cash, cash equivalents and restricted cash shown above	$4,224	$1,732

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,008	$4,504
Taxes, net of refunds	$145	$824

Noncash financing activity:
Capital expenditures included in accounts payable and accrued liabilities	$2,963	$2,118

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

Basis of Presentation

The accompanying condensed consolidated financial statements and financial information included herein have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Accordingly, these financial statements do not include certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and should be read together with our Annual Report on Form 10-K for the year ended December 31, 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results realizable for the year ending December 31, 2026.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient that allows entities to assume current conditions as of the balance sheet date remain unchanged over the remaining life of current accounts receivable and current contract assets arising from transactions within the scope of ASC 606 when estimating expected credit losses. The Company adopted ASU

2025‑05 effective January 1, 2026 and elected to apply the practical expedient. Adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

3.Acquisition

Acquisition Overview

On February 3, 2026 (the “Acquisition Date”), the Company completed the acquisition of all of the outstanding capital stock of J.E. McAmis, Inc., a California corporation, and all of the membership interests in JEM Marine Leasing, LLC, a Washington limited liability company (collectively, “JEM”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). J.E. McAmis, Inc. specializes in dredging, jetty and breakwater construction, environmental restoration and rehabilitation, and dam and spillway work and has historically operated primarily in Washington and Oregon, with additional projects in Canada, Florida, Alaska, and Hawaii. JEM Marine Leasing, LLC provides marine equipment leasing services to the operating business. The acquisition expands the Company’s marine platform, enhances its presence in West Coast and Pacific markets, and adds specialized dredging and marine construction capabilities. The Company has included the results of JEM in its condensed consolidated financial statements from the Acquisition Date.

Consideration Transferred

The preliminary purchase consideration consisted of (i) $44.9 million in cash, subject to customary post-closing adjustments under the Purchase Agreement, (ii) an unsecured 6%, five-year subordinated seller promissory note with a principal amount of $12.0 million, (iii) 182,392 shares of the Company’s common stock, and (iv) contingent post-closing cash payments dependent upon project profit realized from contracts of JEM under backlog identified in the Purchase Agreement.

The following table shows the preliminary purchase consideration transferred:

Cash consideration	$44,907
Fair value of contingent consideration	11,730
Fair value of common stock	2,398
Fair value of promissory note	9,363
Total consideration transferred	$68,398

The fair value of the common stock was measured based on the closing market price of the Company’s common stock on February 3, 2026, the Acquisition Date. The fair value of the seller promissory note was estimated using a discounted cash flow model based on the contractual payment terms and an estimated market rate of interest for similar debt instruments.

The contingent consideration was estimated using a combination of valuation techniques, including a Black-Scholes option pricing model for one tranche and a discounted cash flow model for the other tranche. Unobservable inputs included projected completion and payment dates, expected project profitability, expected volatility of the underlying performance metrics used in the contingent consideration arrangement, discount rates, and risk-adjusted performance scenarios. Because the valuation relies on unobservable inputs, the contingent consideration liability is classified within Level 3 of the fair value hierarchy. During the measurement period, adjustments to the contingent consideration may be recorded as purchase accounting adjustments when based on facts and circumstances that existed as of the Acquisition Date. Thereafter, changes in the fair value will be recognized in earnings in the period of change. As of June 30, 2026, the valuation of the contingent consideration is preliminary.

Preliminary Allocation of Purchase Price

The acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary purchase price allocation reflects management’s current estimates of the fair values of the assets acquired and liabilities assumed as of the Acquisition Date. The following table summarizes the preliminary allocation of the purchase price:

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,036
Accounts receivable	3,541
Contract assets	1,093
Other assets	553
Intangible assets	7,740
Property and equipment	32,851
Accounts payable and accrued liabilities	(2,920)
Contract liabilities	(5,691)
Deferred tax liability	(5,944)

Net assets acquired	$33,259

Goodwill	$35,139

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

Identifiable Intangible Assets

The following table presents the preliminary fair values and weighted-average useful lives of these assets:

Intangible Asset	Useful life in years	Estimated fair value
Tradename	1	$152
Customer relationships	12	3,187
Backlog contracts	3	4,401

The fair values of the identifiable intangible assets were estimated using income‑based approaches (e.g., multi‑period excess earnings method for customer relationships and backlog contracts and relief‑from‑royalty method for tradenames). Inputs include forecasted revenues, attrition rates, royalty rates, contributory asset charges, and discount rates commensurate with the risks of the underlying cash flows. These measurements are categorized as Level 3 in the fair value hierarchy due to the use of unobservable inputs.

Measurement Period and Status of Estimates

The purchase price allocation is preliminary and subject to change within the measurement period (not to exceed one year from the Acquisition Date) as the Company obtains additional information regarding the facts and circumstances that existed as of the Acquisition Date.

During the three months ended June 30, 2026, the Company recorded measurement-period adjustments to the preliminary purchase price allocation. These adjustments reduced total consideration transferred by approximately $1.4 million, primarily due to a $1.1 million reduction in cash consideration related to the working capital adjustment and a $0.3 million reduction in the estimated fair value of contingent consideration. The Company also revised certain preliminary estimates of assets acquired and liabilities assumed, including a $1.8 million increase in contract liabilities related to opening work-in-process for projects in process as of the Acquisition Date, a $2.0 million decrease in intangible assets, a $0.7 million decrease in property and equipment, and a $0.8 million decrease in the deferred tax liability. The adjustments were based on additional information obtained during the measurement period regarding facts and circumstances that existed as of the Acquisition Date and resulted in a net increase to goodwill of approximately $2.4 million.

As of June 30, 2026, the Company’s valuation of property and equipment, intangible assets, working capital, and income taxes remains preliminary and subject to adjustment during the measurement period.

Acquisition-Related Costs

Acquisition-related costs, consisting primarily of legal, accounting, valuation, and other professional fees, were less than $0.1 million and approximately $1.6 million for the three and six months ended June 30, 2026, respectively, and were recorded in selling, general and administrative expenses.

4.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The following table represents a disaggregation of the Company’s contract revenues by service line for the marine and concrete segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Marine Segment
Construction	$109,881	$114,830	$202,564	$219,312
Dredging	16,630	17,700	30,711	34,611
Specialty services	4,332	2,772	7,697	8,542
Marine segment contract revenues	$130,843	$135,302	$240,972	$262,465

Concrete Segment
Structural	$6,673	$12,582	$16,426	$26,303
Light commercial	84,362	57,402	180,781	105,171
Concrete segment contract revenues	$91,035	$69,984	$197,207	$131,474

Total contract revenues	$221,878	$205,286	$438,179	$393,939

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

Additionally, the table below represents contract revenue by type of customer for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026	%	2025	%	2026	%	2025	%
Federal Government(1)	$40,113	18%	$39,429	19%	$69,839	16%	$81,313	21%
State Governments(1)	36,886	17%	36,322	18%	72,544	17%	65,283	17%
Local Government(1)	34,322	15%	43,127	21%	61,942	14%	80,164	20%
Private Companies	110,557	50%	86,408	42%	233,854	53%	167,179	42%
Total contract revenues	$221,878	100%	$205,286	100%	$438,179	100%	$393,939	100%
(1)	Sales to federal, state and local governments include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is the federal, state and local governments.

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s joint venture with Dragados/Hawaiian Dredging is a related-party transaction. The Company’s portion of work as a dedicated subcontractor totals $469.3 million.

For the three months ended June 30, 2026 and 2025, the Company’s revenue related to the joint venture subcontract was approximately $20.9 million and $33.3 million, respectively. For the six months ended June 30, 2026 and 2025, the Company’s revenue related to the joint venture subcontract was approximately $35.3 million and $66.6 million, respectively.

For the three and six months ended June 30, 2026, no single customer exceeded 10% of total contract revenues. For the three and six months ended June 30, 2025, the United States Navy, included in the Federal Government category, accounted for 16% and 17%, respectively, of total contract revenues.

The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time.

Contract revenues generated outside the United States totaled 2% and 6% of total revenues for the three months ended June 30, 2026 and 2025, respectively, and 2% and 6% for the six months ended June 30, 2026 and 2025, respectively, and were primarily from the Caribbean Basin.

5.Concentration of Risk and Enterprise-Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner.

The table below presents the concentrations of current receivables (trade and retainage) at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026		December 31, 2025
Federal Government(1)	$20,242	12%	$51,057	23%
State Governments(1)	19,918	11%	14,008	6%
Local Governments(1)	24,766	14%	23,453	10%
Private Companies	109,907	63%	139,832	61%
Gross receivables	174,833	100%	228,350	100%
Allowance for credit losses	(3,146)		(3,461)
Net receivables	$171,687		$224,889
(1)	Receivables from federal, state and local governments include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is the federal, state and local governments.

At June 30, 2026, no single customer exceeded 10% of total current receivables. At December 31, 2025, the United States Navy, which is included in the Federal Government category, and a customer in the Private Companies category, accounted for 20% and 12%, respectively, of total current receivables.

6.Contracts in Progress

Contracts in progress were as follows at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Costs incurred on uncompleted contracts	$2,155,012	$1,980,625
Estimated earnings	345,881	292,235
Costs and estimated earnings on uncompleted contracts	2,500,893	2,272,860
Less: Billings to date	(2,466,884)	(2,290,881)
Net contracts in progress	$34,009	$(18,021)

Included in the accompanying Consolidated Balance Sheets under the following captions:
Contract assets	$75,868	$31,083
Contract liabilities	(41,859)	(49,104)
Net contracts in progress	$34,009	$(18,021)

Included in contract assets (liabilities) is approximately $13.2 million and $7.1 million at June 30, 2026 and December 31, 2025, respectively, related to claims and unapproved change orders.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of June 30, 2026, the aggregate amount of the remaining performance obligations was approximately $722 million. Of this amount, the current expectation of the Company is that it will recognize $563 million, or 78%, in the next 12 months and the remaining balance thereafter.

7.Property and Equipment

The following is a summary of property and equipment at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Construction equipment	$147,753	$113,863
Vessels and other equipment	103,603	98,505
Building and improvements	36,229	36,229
Office equipment	6,175	5,999
Automobiles and trucks	1,593	1,429
Gross book value of depreciable assets	295,353	256,025
Less: Accumulated depreciation	(197,369)	(185,650)
Net book value of depreciable assets	97,984	70,375
Construction in progress	22,003	15,143
Land	9,642	2,692
Property and equipment, net of depreciation	$129,629	$88,210

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

The Company’s derivatives, which are comprised of interest rate swaps, are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and credit risk adjustments, that are necessary to reflect the probability of default by us or the counterparty. The derivatives are classified as a Level 2 measurement within the fair value hierarchy. At June 30, 2026, the fair value of the swap asset was approximately $0.1 million. See Note 10 for additional information on the Company’s derivative instruments.

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of June 30, 2026. These policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The fair value of the cash surrender value of these policies at both June 30, 2026 and December 31, 2025 was $1.3 million. These assets are included in the “Other non-current” asset section in the Company’s Condensed Consolidated Balance Sheets.

Other Fair Value Measurements

The fair value of the Company’s debt under its UMB Credit Facility at June 30, 2026 and December 31, 2025 approximated its carrying value of $78.0 million and zero, respectively, as interest is based on current market interest rates for debt with similar risk and maturity.

9.Accrued Liabilities

Accrued liabilities at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Accrued salaries, wages and benefits	$12,153	$20,580
Accrued liabilities expected to be covered by insurance	4,038	5,618
Sales taxes	1,334	2,904
Property taxes	1,263	526
Sale-leaseback arrangements	1,094	1,049
Other accrued expenses	1,202	1,073
Total accrued liabilities	$21,084	$31,750

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

The Company’s obligations under debt arrangements consisted of the following:

	June 30, 2026	December 31, 2025
Revolver	$36,000	$—
Term loan	40,000	—
Equipment loan	1,991	—
Seller note	9,993	—
Other	12,674	7,874
Total debt	100,658	7,874
Less: current	6,203	1,789
Less: deferred debt issuance costs (1)	1,496	—
Total long-term debt	$92,959	$6,085

(1)	Deferred financing costs include lender/arrangement fees, legal fees and other third-party costs incurred in connection with entering into or amending the Company’s credit facilities. Deferred financing costs are presented as a direct deduction from the carrying amount of the related debt when amounts are outstanding. At December 31, 2025, because there were no borrowings outstanding under the Company’s credit facilities, unamortized deferred financing costs of $1.7 million related to the UMB Credit Agreement were included in Other long-term assets.

The Company’s borrowing availability under the UMB Revolver at June 30, 2026 was approximately $22.6 million.

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

The quarterly weighted average interest rate for the UMB Credit Agreement as of June 30, 2026 was 6.29%.

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

The Company was in compliance with all covenants under its credit agreements as of June 30, 2026 and December 31, 2025.

Seller Note

In connection with the acquisition of JEM, the Company issued an unsecured subordinated seller promissory note with an original principal amount of $12 million on the Acquisition Date. The note bears interest at 6.0% per annum and is payable in five equal annual installments of principal and interest on each anniversary of the Acquisition Date. At June 30, 2026, the carrying amount of the seller promissory note was the fair value of $10.0 million, with $1.6 million included in current maturities of long-term debt.

Other Debt

The Company had $10.2 million and $4.4 million in construction financing obligations as of June 30, 2026 and December 31, 2025, respectively, related to lessor-financed build-to-suit equipment. Under this arrangement, the lessor funds costs associated with equipment being constructed to the Company’s specifications. Because the Company is deemed to control the equipment during construction, the Company recognizes the equipment as construction in progress within property and equipment and records a corresponding financing obligation (included in other debt).

The Company has entered into debt agreements for the purpose of financing equipment purchased.  As of June 30, 2026 and December 31, 2025, the carrying value of this debt was zero and $1.0 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of both June 30, 2026 and December 31, 2025 the carrying value of this debt was $2.5 million.

Derivative Financial Instruments

On March 10, 2026, the Company entered into an interest rate swap with UMB Bank, N.A., to hedge changes in interest payments on a portion of its variable-rate borrowings. The swap became effective on March 1, 2026. It had an initial notional amount of $20 million and amortizes to $17 million beginning March 1, 2027, $14 million beginning March 1, 2028, and $7 million beginning March 1, 2029. The swap terminates on March 1, 2030. Under the swap, the Company pays a fixed rate of 3.58% and receives one-month Chicago Mercantile Exchange (“CME”) Term SOFR.

On June 16, 2026, the Company entered into an interest rate swap with UMB Bank, N.A., to hedge changes in interest payments on a portion of its variable-rate borrowings. The swap became effective on July 1, 2026 with a notional amount of $20 million. The swap terminates on July 1, 2027. Under the swap, the Company pays a fixed rate of 4.03% and receives one-month CME Term SOFR.

At inception, the Company designated the swaps as cash flow hedges. As a result, the effective portion of changes in the fair value of the swaps are recorded in accumulated other comprehensive income (loss) and later reclassified into interest expense in the periods when the hedged forecasted interest payments affect earnings. Any hedge ineffectiveness is recognized in current-period earnings. At each reporting date, the Company presents the fair value of the swap as a derivative asset or derivative liability in the appropriate balance sheet caption and discloses the related amount recorded in accumulated other comprehensive income (loss). See Note 8 for more information about the valuation of the Company’s derivative instrument.

11.Other Long-Term Liabilities

Other long-term liabilities at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Sale-leaseback arrangements	$12,823	$13,379
Fair value of contingent consideration	11,730	—
Deferred compensation	1,103	1,239
Other	359	437
Total other long-term liabilities	$26,015	$15,055

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

On September 27, 2019, the Company entered into a purchase and sale agreement whereby the Company sold certain properties for a purchase price of $19.1 million. Concurrent with the sale of the property, the Company entered into a fifteen-year lease agreement whereby the Company leased back the property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the lease agreement, the Company has two consecutive options to extend the term of the lease by ten years for each such option. This transaction was recorded as a deemed financing obligation.

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

Income tax expense (benefit) included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$474	$(212)	$(6,378)	$(72)
Effective tax rate	(12.9)%	(33.7)%	109.3%	11.2%

The effective rate for the three and six months ended June 30, 2026 differed from the Company’s statutory federal rate of 21% primarily due to permanent differences and a decrease in valuation allowance in the period. The decrease in the valuation allowance is attributable to the recognition of the deferred tax liabilities arising from the fair value adjustments recorded as part of the JEM acquisition. These deferred tax liabilities represent a source of future taxable income that supports the realizability of the Company’s deferred tax assets.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the three and six months ended June 30, 2026, the Company evaluated positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, management believes that a valuation allowance on the net deferred tax assets at June 30, 2026 remains appropriate.

13.Earnings Per Share

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total basic weighted average shares outstanding	40,479,053	39,765,051	40,295,569	39,412,681
Effect of potentially dilutive securities:
Common stock options	—	9,354	20,462	—
Performance share units	—	—	967	—
Employee stock purchase plan	—	16,759	8,120	—
Total diluted weighted average shares outstanding	40,479,053	39,791,164	40,325,118	39,412,681

For the three months ended June 30, 2026 and 2025, the Company had 150,804 and 48,940 shares, respectively, that were potentially dilutive in earnings per share calculations. For the six months ended June 30, 2026 and 2025, the Company had 117,304 and 52,103 shares, respectively, that were potentially dilutive in earnings per share calculations.

Such dilution is dependent on the excess of the market price of the Company’s common stock over the exercise price and other components of the treasury stock method.

The Company reported a net loss for the three months ended June 30, 2026 and the six months ended June 30, 2025; therefore, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for the periods.

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

In May 2024, shareholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective on September 16, 2024. The Company has reserved a total of 1,000,000 shares under the ESPP, all of which are authorized and available for future issuance under the ESPP. During the six months ended June 30, 2026  and 2025, there were 65,783 and 71,133 shares, respectively, issued under the ESPP.

The table below presents the share-based compensation expense included in the Company’s accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Restricted share awards	$1,387	$1,456	$2,316	$2,189
Performance share unit awards	472	(25)	835	282
Employee share purchase plan	147	88	242	171
Total share-based compensation expense	$2,006	$1,519	$3,393	$2,642

Under its approved LTIP, the Company grants share-based awards to its employees. The following table presents a summary of the Company’s unvested restricted share awards and performance share unit awards granted under the LTIP:

	Restricted Shares		Performance Share Unit Awards
		Weighted			Weighted
	Number	Average	Number		Average
	of	Fair Value	of		Fair Value
	Shares	Per Share	Shares		Per Share
Nonvested at December 31, 2025	1,147,407	$7.69	632,287		$6.34
Granted	430,799	$12.23	118,262		$16.89
Vested	(82,515)	$4.95	(241,636)		$2.24
Forfeited shares	(4,267)	$7.83	—		$—
Nonvested at March 31, 2026	1,491,424	$9.15	508,913		$10.74
Granted	36,180	$14.51	—		$—
Vested	(309,944)	$8.46	—		$—
Forfeited shares	(3,241)	$8.87	—		$—
Nonvested at June 30, 2026	1,214,419	$9.49	508,913	(1)	$10.74

(1)	A maximum of 1.0 million common shares could be awarded based upon the Company’s achievement of set performance-metrics.

On March 3, 2026, the Company granted certain executives a total of 118,262 performance share units. The performance share units will potentially vest 100% if the target is met, with 50% of the units to be earned based on the achievement of adjusted EBITDA targets, measured over a three-year performance period and 50% of the units to be earned based on the achievement of an objective, tiered return on relative total shareholder return, measured over a three-year performance period. The Company evaluates the probability of achieving targeted award levels each reporting period. The fair value of the units awarded related to the adjusted EBITDA targets was $13.41 per share and the fair value of the units awarded related to the relative total shareholder return target was $20.36 per share valued using a Monte Carlo simulation model.

The following table presents the assumptions related to the performance share units granted in 2026 related to the relative total shareholder return, as indicated in the previous summary table:

2026
Grant-date stock price	$13.41
Risk-free interest rate	3.44%
Volatility factor	67.27%
Contractual term (years)	2.83

The following table presents a summary of the unrecognized compensation cost, and the related weighted average recognition period associated with unvested restricted shares and performance share units as of June 30, 2026:

	Restricted Shares	Performance Share Unit Awards
Unrecognized compensation cost	$9,990	$3,001
Weighted average period for recognition (years)	2.13	2.14

15.Commitments and Contingencies

The Company is involved in various legal, audit, and other proceedings that are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company’s financial condition, results of operations, or cash flows. Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims and contingencies.

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

Marine Segment

Our marine segment provides construction, dredging and specialty services. Construction services include construction, restoration, maintenance, dredging and repair of marine transportation facilities, marine pipelines, bridges and causeways and marine environmental structures. Dredging services generally enhance or preserve the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Specialty services include design, salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair. We also perform engineering design, analysis, and consulting projects for both internal and external clients.

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

Segment information for the periods presented is provided as follows:

	For the Three Months Ended June 30, 2026
	Marine	Concrete	General Corporate	Consolidated
Contract revenues	$130,842	$91,036	$—	$221,878
Cost of contract revenues	115,658	83,293	—	198,951
Gross profit	15,184	7,743	—	22,927
Selling, general and administrative expenses	7,623	3,557	13,215	24,395
Gain on disposal of assets, net	(140)	(13)	—	(153)
Operating income (loss)	$7,701	$4,199	$(13,215)	$(1,315)
Other income (expense):
Interest expense				(2,505)
Other income				149
Loss before income taxes				(3,671)
Income tax expense				474
Net loss				$(4,145)

	Marine	Concrete	General Corporate	Consolidated
Depreciation and amortization	$5,525	$767	$712	$7,004
Capital expenditures	$8,375	$3,089	$69	$11,533

	For the Three Months Ended June 30, 2025
	Marine	Concrete	General Corporate	Consolidated
Contract revenues	$135,302	$69,984	$—	$205,286
Cost of contract revenues	115,156	64,333	—	179,489
Gross profit	20,146	5,651	—	25,797
Selling, general and administrative expenses	6,718	3,241	12,815	22,774
Gain on disposal of assets, net	(233)	(183)	7	(409)
Operating income (loss)	$13,661	$2,593	$(12,822)	$3,432
Other income (expense):
Interest expense				(2,920)
Other income				117
Income before income taxes				629
Income tax benefit				(212)
Net income				$841

	Marine	Concrete	General Corporate	Consolidated
Depreciation and amortization	$4,226	$858	$147	$5,231
Capital expenditures	$1,863	$257	$5,012	$7,132

	For the Six Months Ended June 30, 2026
	Marine	Concrete	General Corporate	Consolidated
Contract revenues	$240,971	$197,208	$—	$438,179
Cost of contract revenues	211,208	178,165	—	389,373
Gross profit	29,763	19,043	—	48,806
Selling, general and administrative expenses	15,621	7,157	28,326	51,104
Gain on disposal of assets, net	(139)	(49)	—	(188)
Operating income (loss)	$14,281	$11,935	$(28,326)	$(2,110)
Other income (expense):
Interest expense				(4,036)
Other income				310
Loss before income taxes				(5,836)
Income tax benefit				(6,378)
Net income				$542

	Marine	Concrete	General Corporate	Consolidated
Total assets	$352,974	$91,391	$51,857	$496,222
Property and equipment, net	$108,572	$5,001	$16,056	$129,629
Depreciation and amortization	$10,506	$1,467	$1,418	$13,391
Capital expenditures	$15,412	$4,520	$176	$20,108

	For the Six Months Ended June 30, 2025
	Marine	Concrete	General Corporate	Consolidated
Contract revenues	$262,465	$131,474	$—	$393,939
Cost of contract revenues	223,794	121,333	—	345,127
Gross profit	38,671	10,141	—	48,812
Selling, general and administrative expenses	13,091	6,115	26,113	45,319
Gain on disposal of assets, net	(403)	(376)	7	(772)
Operating income (loss)	$25,983	$4,402	$(26,120)	$4,265
Other income (expense):
Interest expense				(5,254)
Other income				344
Loss before income taxes				(645)
Income tax benefit				(72)
Net loss				$(573)

	Marine	Concrete	General Corporate	Consolidated
Total assets	$340,797	$86,890	$5,036	$432,723
Property and equipment, net	$79,800	$4,001	$13,876	$97,677
Depreciation and amortization	$8,604	$1,730	$300	$10,634
Capital expenditures	$5,170	$319	$10,676	$16,165

Intersegment revenues totaled $4.1 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. Intersegment revenues totaled $8.8 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively. These primarily relate to labor and equipment services between the marine and concrete segments and are eliminated in consolidation.

17.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the balance sheet consist of the following:

	June 30,	December 31,
	2026	2025
Assets
Operating lease right-of-use assets, net (1)	$23,270	$20,397
Financing lease right-of-use assets, net (2)	22,430	18,360
Total assets	$45,700	$38,757
Liabilities
Current
Operating	$4,293	$4,418
Financing	9,352	7,517
Total current	13,645	11,935
Noncurrent
Operating	27,592	24,695
Financing	8,379	5,878
Total noncurrent	35,971	30,573
Total liabilities	$49,616	$42,508
(1)	Operating lease right-of-use assets are recorded net of accumulated amortization of $36.6 million and $33.8 million as of June 30, 2026 and December 31, 2025, respectively.
(2)	Financing lease right-of-use assets are recorded net of accumulated amortization of $24.3 million and $24.8 million as of June 30, 2026 and December 31, 2025, respectively.

Other information related to lease term and discount rate is as follows:

	June 30,	December 31,
	2026	2025
Weighted Average Remaining Lease Term (in years)
Operating leases	8.75	9.41
Financing leases	2.64	2.09
Weighted Average Discount Rate
Operating leases	10.99%	11.50%
Financing leases	8.31%	9.02%

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease costs:
Operating lease cost	$2,317	$3,071	$4,509	$6,206
Short-term lease cost (1)	1,356	1,451	2,697	2,672
Financing lease costs:
Interest on lease liabilities	292	449	551	870
Amortization of right-of-use assets	1,720	2,132	3,723	4,360
Total lease cost	$5,685	$7,103	$11,480	$14,108
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,754	$4,638
Operating cash flows for finance leases	$551	$870
Financing cash flows for finance leases	$4,858	$5,316
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$5,878	$2,287
ROU assets obtained in exchange for new financing lease liabilities	$10,001	$2,182

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2026 (excluding the six months ended June 30, 2026)	$3,742	$5,409
2027	7,232	6,457
2028	5,910	2,394
2029	5,000	3,083
2030	4,930	1,000
Thereafter	25,164	1,592
Total future minimum lease payments	51,978	19,935
Less - amount representing interest	20,093	2,204
Present value of future minimum lease payments	31,885	17,731
Less - current lease obligations	4,293	9,352
Long-term lease obligations	$27,592	$8,379

1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our marine segment provides construction, dredging and specialty services. Construction services include construction, restoration, maintenance, dredging and repair of marine transportation facilities, marine pipelines, bridges and causeways and marine environmental structures. Dredging services generally enhance or preserve the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Specialty services include design, salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair. We also perform engineering design, analysis, and consulting projects for both internal and external clients.

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

The purchase price consisted of: (a) $44.9 million in cash, subject to adjustments pursuant to the Purchase Agreement; a $12.0 million unsecured subordinated promissory note issued to the sellers; and 182,392 shares of Orion’s common stock, and (b) contingent post-closing cash payments dependent upon project profit realized from contracts of JEM under backlog identified in the Purchase Agreement. The cash consideration and related expenses were funded with cash on hand and borrowings of approximately $46.9 million under the UMB Credit Agreement (as defined below).

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

Backlog as of the periods ended below were as follows (in millions):

	June 30, 2026	December 31, 2025
Marine segment	$554	$480
Concrete segment	168	160
Consolidated	$722	$640

Backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Income Statement Comparisons

Three months ended June 30, 2026 compared with three months ended June 30, 2025

	Three Months Ended June 30,
	2026	2025
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues	$221,878	$205,286
Cost of contract revenues	198,951	179,489
Gross profit	22,927	25,797
Selling, general and administrative expenses	24,395	22,774
Gain on disposal of assets, net	(153)	(409)
Operating (loss) income	(1,315)	3,432
Other (expense) income:
Interest expense	(2,505)	(2,920)
Other income	149	117
Other expense, net	(2,356)	(2,803)
(Loss) income before income taxes	(3,671)	629
Income tax expense (benefit)	474	(212)
Net (loss) income	$(4,145)	$841

Contract Revenues. Contract revenues for the three months ended June 30, 2026 of $221.9 million increased $16.6 million, or 8%, as compared to $205.3 million in the prior year period.  The increase was driven by the concrete segment, reflecting strong demand, new project awards and higher volumes. This increase was partially offset by a reduction in marine revenue, primarily attributable to the timing of project start-ups due to client-related issues such as site readiness and timing of delivery of client-provided materials.

Gross Profit. Gross profit was $22.9 million for the three months ended June 30, 2026 compared to $25.8 million in the prior year period, a decrease of $2.9 million, or 11%. The decrease was primarily driven by lower marine volume and equipment utilization. The decrease was partially offset by favorable project execution within the concrete segment.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $24.4 million for the three months ended June 30, 2026 compared to $22.8 million in the prior year period, an increase of $1.6 million or 7%. The increase in SG&A was primarily attributable to costs to support business growth.

Gain on Disposal of Assets, net. During the three months ended June 30, 2026 and 2025, we realized net gains on disposal of assets of $0.2 million and $0.4 million, respectively.

Other Expense, net. Other expense primarily reflects interest on our borrowings, partially offset by interest income.

Income Tax Expense (Benefit). We recorded tax expense of $0.5 million in the three months ended June 30, 2026, compared to a tax benefit of $0.2 million in the prior year period.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

	Six Months Ended June 30,
	2026	2025
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues	$438,179	$393,939
Cost of contract revenues	389,373	345,127
Gross profit	48,806	48,812
Selling, general and administrative expenses	51,104	45,319
Gain on disposal of assets, net	(188)	(772)
Operating (loss) income	(2,110)	4,265
Other (expense) income:
Interest expense	(4,036)	(5,254)
Other income	310	344
Other expense, net	(3,726)	(4,910)
Loss before income taxes	(5,836)	(645)
Income tax benefit	(6,378)	(72)
Net income (loss)	$542	$(573)

Contract Revenues. Contract revenues for the six months ended June 30, 2026 of $438.2 million increased $44.3 million, or 11%, as compared to $393.9 million in the prior year period.  The increase was primarily due to the concrete segment, reflecting strong demand, new project awards, and higher volumes. This increase was partially offset by a reduction in marine revenue, primarily attributable to the timing of project start-ups.

Gross Profit. Gross profit was $48.8 million for both the six months ended June 30, 2026 and in the prior year period. While revenues increased during the same periods, revenue mix and lower equipment utilization in our marine segment caused gross profit to remain flat.

Selling, General and Administrative Expenses. SG&A expenses were $51.1 million for the six months ended June 30, 2026 compared to $45.3 million in the prior year period, an increase of $5.8 million or 13%. The increase in SG&A was due to costs associated with the JEM Acquisition and other costs to support business growth.

Gain on Disposal of Assets, net. During the six months ended June 30, 2026 and 2025, we realized net gains on disposal of assets of $0.2 million and $0.8 million, respectively.

Other Expense, net. Other expense primarily reflects interest on our borrowings, partially offset by interest income.

Income Tax Benefit. We recorded a tax benefit of $6.4 million in the six months ended June 30, 2026, compared to $0.1 million in the prior year period. The tax benefit for the six months ended June 30, 2026 primarily relates to a decrease in the valuation allowance attributable to the recognition of the deferred tax liabilities arising from the fair value adjustments recorded as part of the JEM Acquisition.  These deferred tax liabilities represent a source of future taxable income that supports the realizability of the Company’s deferred tax assets.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment revenues as a percentage of consolidated revenues and segment operating income (loss) as a percentage of segment revenues.

Three months ended June 30, 2026 compared with three months ended June 30, 2025

	Three Months Ended June 30,
	2026	2025
	Amount	Amount
	(dollar amounts in thousands)
Contract revenues
Marine segment	$130,842	$135,302
Concrete segment	91,036	69,984
Total	$221,878	$205,286

Operating income (loss)
Marine segment	$7,701	$13,661
Concrete segment	4,199	2,593
Total	$11,900	$16,254

General corporate	$(13,215)	$(12,822)
Consolidated	$(1,315)	$3,432

Marine Segment

Revenues for our marine segment for the three months ended June 30, 2026 were $130.8 million compared to $135.3 million for the three months ended June 30, 2025.  Operating income for our marine segment for the three months ended June 30, 2026 was $7.7 million, compared to $13.7 million for the three months ended June 30, 2025.  Marine revenue and operating income were down primarily due to the delays of project start-ups and lower equipment utilization.

Concrete Segment

Revenues for our concrete segment for the three months ended June 30, 2026 were $91.0 million compared to $70.0 million for the three months ended June 30, 2025.  Operating income for our concrete segment for the three months ended June 30, 2026 was $4.2 million, compared to operating income of $2.6 million for the three months ended June 30, 2025.  The increases were primarily driven by robust demand, an expansion into site civil services and strong project execution.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

	Six Months Ended June 30,
	2026	2025
	Amount	Amount
	(dollar amounts in thousands)
Contract revenues
Marine segment	$240,971	$262,465
Concrete segment	197,208	131,474
Total	$438,179	$393,939

Operating income (loss)
Marine segment	$14,281	$25,983
Concrete segment	11,935	4,402
Total	$26,216	$30,385

General corporate	$(28,326)	$(26,120)
Consolidated	$(2,110)	$4,265

Marine Segment

Revenues for our marine segment for the six months ended June 30, 2026 were $241.0 million compared to $262.5 million for the six months ended June 30, 2025.  Operating income for our marine segment for the six months ended June 30, 2026 was $14.3 million, compared to $26.0 million for the six months ended June 30, 2025.  Marine revenue and operating income were down primarily due to delays in project start-ups and lower equipment utilization.

Concrete Segment

Revenues for our concrete segment for the six months ended June 30, 2026 were $197.2 million compared to $131.5 million for the six months ended June 30, 2025.  Operating income for our concrete segment for the six months ended June 30, 2026 was $11.9 million, compared to operating income of $4.4 million for the six months ended June 30, 2025.  The increases were primarily driven by robust demand, an expansion into site civil services and strong project execution.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At June 30, 2026, our working capital was $92.0 million, as compared to $74.3 million at December 31, 2025. As of June 30, 2026, we had unrestricted cash on hand of $2.5 million. Our borrowing availability under the revolving portion of our UMB Credit Agreement at June 30, 2026 was approximately $22.6 million.

Our primary liquidity needs are to finance our working capital and fund capital expenditures. Historically, our sources of liquidity have been cash provided by our operating activities, sale of underutilized assets, borrowings under our credit facilities, and equity issuances. The assessment of our liquidity requires us to make estimates of future activity and judgments about whether we are compliant with financial covenant calculations under our debt and other agreements and have adequate liquidity to operate. Significant assumptions used in our forecasted model of liquidity include forecasted sales, costs, and capital expenditures, as well as expected timing and proceeds of planned asset sale transactions. As of June 30, 2026, management believes the Company will have adequate liquidity for its operations for at least the next 12 months.

Cash Flow

The following table provides information regarding our cash flows and our capital expenditures for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net income (loss)	$542	$(573)
Adjustments to remove non-cash and non-operating items	14,057	18,510
Cash flow from net income (loss) after adjusting for non-cash and non-operating items	14,599	17,937
Change in operating assets and liabilities (working capital)	(27,298)	(26,942)
Cash flows used in operating activities	$(12,699)	$(9,005)
Cash flows used in investing activities	$(62,296)	$(14,976)
Cash flows provided by (used in) financing activities	$75,934	$(2,603)

Capital expenditures (included in investing activities above)	$(20,108)	$(16,165)

Operating Activities. During the six months ended June 30, 2026, we used approximately $12.7 million of cash in our operating activities. The net cash outflow was comprised of $14.6 million of cash inflows from net income, after adjusting for non-cash and non-operating items, offset by $27.3 million of outflows related to changes in net working capital. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $56.6 million outflow pursuant to the relative timing and significance of project progression and billings during the period and a $3.1 million decrease in operating lease liabilities and $0.8 million of other outflows, partially offset by a $30.7 million cash inflow related to a decrease in our net positions of accounts receivable, accounts payable, and accrued liabilities during the period and a $2.5 million decrease in prepaid expenses.

Investing Activities. During the six months ended June 30, 2026, we used approximately $62.3 million of cash in our investing activities. Cash used in investing activities relating to the JEM Acquisition totaled $42.9 million in the six months ended June 30, 2026.  Capital asset additions and betterments to our fleet were $20.1 million and $16.2 million in the six months ended June 30, 2026 and 2025, respectively.

Financing Activities. During the six months ended June 30, 2026, we were provided approximately $75.9 million of cash by our financing activities.  During the six months ended June 30, 2026, we had net borrowings of $36.0 million on the UMB revolving credit line, borrowings of $40.0 million related to the JEM Acquisition and borrowings of $2.0 million related to the UMB equipment line of credit.

Effect of Inflation

We are subject to the effects of inflation through increases in the cost of raw materials and other items such as fuel, concrete and steel. Due to the relative short-term duration of our projects, we are generally able to include anticipated cost increases in the pricing of our bids.

Critical Accounting Estimates

Refer to our 2025 Form 10-K for a description of our critical accounting estimates that require us to make estimates and assumptions that affect both the Company’s carrying values of its assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. There have been no material changes or developments during the reporting period with respect to methodologies that we used when developing critical accounting estimates as disclosed in our 2025 Form 10-K.

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

Interest rate risk

At June 30, 2026, we had $78.0 million in outstanding borrowings under our UMB Credit Agreement, with a weighted average ending interest rate of 6.12%. Based on the amounts outstanding under our UMB Credit Agreement as of June 30, 2026, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.8 million. Also, we have entered into interest rate swaps to hedge the variability in the interest payments on the principal amount of the acquisition term loan outstanding under the UMB Credit Agreement. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. See Note 10 — Debt to the unaudited condensed consolidated financial statements for additional information regarding the UMB Credit Agreement and related interest rate swaps.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

We completed the acquisition of J.E. McAmis, Inc. on February 3, 2026. Management’s assessment and conclusion on the effectiveness of our internal control over financial reporting as of June 30, 2026 excludes an assessment of the internal control over financial reporting of J.E. McAmis, Inc. We are in the process of integrating this business, which may result in additions or changes to our internal controls over financial reporting. There were no other changes in our internal control reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales or issuer purchases of equity securities in the period ended June 30, 2026.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

During the second quarter of 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orion Group Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2026 (File No. 001-33891)).

3.3

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

10.2†

Amendment No. 2 to Orion Group Holdings, Inc.’s 2022 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2026 (File No. 001-33891)).

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

†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION GROUP HOLDINGS, INC.

July 29, 2026	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

July 29, 2026	By:	/s/ Alison G. Vasquez
Alison G. Vasquez Executive Vice President and Chief Financial Officer