Form 10-Q
period 2026-09-30
Orion Group Holdings Inc
filed 2026-10-28
CIK 1402829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 40,659,250 shares of common stock outstanding as of October 27, 2026.

ORION GROUP HOLDINGS, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2026

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,671	$1,588
Restricted cash	—	1,697
Accounts receivable:
Trade, net of allowance for credit losses of $3,283 and $3,461, respectively	128,792	175,695
Retainage	65,859	49,194
Income taxes receivable	342	256
Other current	4,611	3,531
Inventory	2,239	2,432
Contract assets	84,205	31,083
Prepaid expenses and other	8,067	12,686
Total current assets	299,786	278,162
Property and equipment, net of accumulated depreciation	137,558	88,210
Operating lease right-of-use ("ROU") assets, net of accumulated amortization	22,396	20,397
Finance lease ROU assets, net of accumulated amortization	21,709	18,360
Inventory, non-current	6,905	6,395
Other non-current	4,711	3,128
Goodwill	45,076	—
Intangible assets, net of accumulated amortization	6,484	—
Total assets	$544,625	$414,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt, net of debt issuance costs	$9,408	$1,789
Accounts payable:
Trade	105,815	107,433
Retainage	2,760	1,699
Accrued liabilities	43,913	31,750
Income taxes payable	154	197
Contract liabilities	43,572	49,104
Current portion of operating lease liabilities	4,316	4,418
Current portion of finance lease liabilities	8,855	7,517
Total current liabilities	218,793	203,907
Long-term debt, net of debt issuance costs	99,360	6,085
Operating lease liabilities	26,565	24,695
Finance lease liabilities	7,899	5,878
Other long-term liabilities	18,847	15,055
Total liabilities	371,464	255,620
Stockholders’ equity:
Accumulated other comprehensive income	509	—
Preferred stock -- $0.01 par value, 10,000,000 authorized, none issued	—	—
Common stock -- $0.01 par value, 50,000,000 authorized, 41,307,485 and 40,612,139 issued; 40,596,254 and 39,900,908 outstanding at September 30, 2026 and December 31, 2025, respectively	413	406
Treasury stock, 711,231 shares, at cost, as of September 30, 2026 and December 31, 2025, respectively	(6,540)	(6,540)
Additional paid-in capital	233,967	226,369
Retained loss	(55,188)	(61,203)
Total stockholders’ equity	173,161	159,032
Total liabilities and stockholders’ equity	$544,625	$414,652

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Contract revenues	$256,152	$225,097	$694,331	$619,037
Costs of contract revenues	223,012	195,345	612,385	540,473
Gross profit	33,140	29,752	81,946	78,564
Selling, general and administrative expenses	24,727	25,059	75,831	70,378
Gain on disposal of assets, net	(108)	(628)	(296)	(1,400)
Operating income	8,521	5,321	6,411	9,586
Other (expense) income:
Interest expense	(2,950)	(2,120)	(6,986)	(7,373)
Other income	290	417	600	761
Other expense, net	(2,660)	(1,703)	(6,386)	(6,612)
Income before income taxes	5,861	3,618	25	2,974
Income tax expense (benefit)	388	317	(5,990)	246
Net income	$5,473	$3,301	$6,015	$2,728

Basic income per share	$0.14	$0.08	$0.15	$0.07
Diluted income per share	$0.14	$0.08	$0.15	$0.07
Shares used to compute income per share
Basic	40,512,146	39,776,096	40,368,555	39,535,151
Diluted	40,518,633	39,787,227	40,385,830	39,544,405

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$5,473	$3,301	$6,015	$2,728
Change in fair value of cash flow hedges, net of tax expense of $87 and $117 for the three and nine months ended September 30, 2026	293	—	392	—
Total comprehensive income	$5,766	$3,301	$6,407	$2,728

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information) (Unaudited)

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	(Loss) Income	Capital	Loss	Total
Balance, January 1, 2026	40,612,139	$406	(711,231)	$(6,540)	$—	$226,369	$(61,203)	$159,032
Share-based compensation	—	—	—	—	—	1,387	—	1,387
Issuance of shares related to acquisition	182,392	2	—	—	—	2,396	—	2,398
Issuance of restricted stock	430,799	4	—	—	—	(4)	—	—
Employee share purchase plan issuance	65,783	1	—	—	—	447	—	448
Forfeiture of restricted stock	(4,267)	—	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(96,337)	(1)	—	—	—	(1,260)	—	(1,261)
Net income	—	—	—	—	—	—	4,687	4,687
Other	—	—	—	—	(23)	—	—	(23)
Balance, March 31, 2026	41,190,509	$412	(711,231)	$(6,540)	$(23)	$229,335	$(56,516)	$166,668
Share-based compensation	—	—	—	—	—	2,006	—	2,006
Exercise of stock options	3,659	—	—	—	—	18	—	18
Issuance of restricted stock	36,180	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,241)	—	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(20,586)	—	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	—	—	(4,145)	(4,145)
Other	—	—	—	—	152	—	—	152
Balance, June 30, 2026	41,206,521	$412	(711,231)	$(6,540)	$129	$231,117	$(60,661)	$164,457
Share-based compensation	—	—	—	—	—	2,094	—	2,094
Issuance of restricted stock	3,960	—	—	—	—	—	—	—
Employee share purchase plan issuance	98,285	1	—	—	—	756	—	757
Forfeiture of restricted stock	(1,281)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	5,473	5,473
Other	—	—	—	—	380	—	—	380
Balance, September 30, 2026	41,307,485	$413	(711,231)	$(6,540)	$509	$233,967	$(55,188)	$173,161

	Common		Treasury		Accumulated Other	Additional
	Stock		Stock		Comprehensive	Paid-In	Retained
	Shares	Amount	Shares	Amount	(Loss) Income	Capital	Loss	Total
Balance, January 1, 2025	39,681,597	$397	(711,231)	$(6,540)	$—	$220,513	$(63,691)	$150,679
Share-based compensation	—	—	—	—	—	1,123	—	1,123
Exercise of stock options	15,000	—	—	—	—	108	—	108
Issuance of restricted stock	499,036	5	—	—	—	(5)	—	—
Employee share purchase plan issuance	71,133	1	—	—	—	336	—	337
Forfeiture of restricted stock	(10,960)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,414)	(1,414)
Balance, March 31, 2025	40,255,806	$403	(711,231)	$(6,540)	$—	$222,075	$(65,105)	$150,833
Share-based compensation	—	—	—	—	—	1,519	—	1,519
Issuance of restricted stock	454,630	4	—	—	—	(4)	—	—
Forfeiture of restricted stock	(263,960)	(3)	—	—	—	3	—	—
Net income	—	—	—	—	—	—	841	841
Balance, June 30, 2025	40,446,476	$404	(711,231)	$(6,540)	$—	$223,593	$(64,264)	$153,193
Share-based compensation	—	—	—	—	—	1,376	—	1,376
Issuance of restricted stock	142,221	2	—	—	—	(2)	—	—
Employee share purchase plan issuance	82,873	1	—	—	—	392	—	393
Forfeiture of restricted stock	(15,166)	—	—	—	—	—	—	—
Payments related to tax withholding for share-based compensation	(55,306)	(1)	—	—	—	(372)	—	(373)
Net income	—	—	—	—	—	—	3,301	3,301
Balance, September 30, 2025	40,601,098	$406	(711,231)	$(6,540)	$—	$224,987	$(60,963)	$157,890

The accompanying notes are an integral part of these condensed consolidated financial statements

Orion Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$6,015	$2,728
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,137	10,036
Amortization of ROU operating leases	3,798	6,727
Amortization of ROU finance leases	5,127	6,490
Amortization of deferred debt issuance costs	250	900
Non-cash interest expense on seller note	1,025	—
Deferred income taxes	(6,007)	29
Share-based compensation	5,487	4,018
Gain on disposal of assets, net	(296)	(1,400)
Allowance for credit losses	60	2,449
Change in operating assets and liabilities:
Accounts receivable	32,638	(73,808)
Income tax receivable	(86)	(255)
Inventory	(316)	637
Prepaid expenses and other	2,234	3,958
Contract assets	(52,029)	43,889
Accounts payable	(2,645)	11,550
Accrued liabilities	(5,679)	4,765
Operating lease liabilities	(4,169)	(4,591)
Income tax payable	(43)	(353)
Contract liabilities	(11,223)	(3,509)
Net cash (used in) provided by operating activities	(10,722)	14,260
Cash flows from investing activities:
Proceeds from sale of property and equipment	767	1,732
Purchase of property and equipment	(28,109)	(25,510)
Business acquisition, net cash acquired	(42,871)	—
Net cash used in investing activities	(70,213)	(23,778)
Cash flows from financing activities:
Borrowings on credit facilities	140,000	138,138
Payments on credit facilities	(111,000)	(138,451)
Proceeds from term loan	55,011	—
Payments on term loan	(84)	—
Proceeds from deemed financing obligation	9,723	1,600
Principal payments on deemed financing obligation	(2,556)	(7,463)
Loan costs related to credit facilities	(419)	(323)
Payments of finance lease liabilities	(7,074)	(7,847)
Employee stock plans, net activity	(280)	465
Net cash provided by (used in) financing activities	83,321	(13,881)
Net change in cash, cash equivalents and restricted cash	2,386	(23,399)
Cash, cash equivalents and restricted cash at beginning of period	3,285	28,316
Cash, cash equivalents and restricted cash at end of period	$5,671	$4,917

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,788	$6,348
Taxes, net of refunds	$145	$824

Noncash financing activity:
Capital expenditures included in accounts payable and accrued liabilities	$1,610	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal recurring nature. Interim results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results realizable for the year ending December 31, 2026.

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

The following table shows the preliminary purchase consideration transferred:

Cash consideration	$44,907
Fair value of contingent consideration	16,267
Fair value of common stock	2,398
Fair value of promissory note	9,363
Total consideration transferred	$72,935

The fair value of the common stock was measured based on the closing market price of the Company’s common stock on February 3, 2026, the Acquisition Date. The fair value of the seller promissory note was estimated using a discounted cash flow model based on the contractual payment terms and an estimated market rate of interest for similar debt instruments.

The contingent consideration was estimated using a combination of valuation techniques, including a Black-Scholes option pricing model for one tranche and a discounted cash flow model for the other tranche. Unobservable inputs included projected completion and payment dates, expected project profitability, expected volatility of the underlying performance metrics, discount rates, and risk-adjusted performance scenarios. Because the valuation relies on unobservable inputs, the contingent consideration liability is classified within Level 3 of the fair value hierarchy. During the measurement period, adjustments to the contingent consideration may be recorded as purchase accounting adjustments when based on facts and circumstances that existed as of the Acquisition Date. Thereafter, changes in the fair value will be recognized in earnings in the period of change. As of September 30, 2026, the valuation of the contingent consideration is preliminary.

Preliminary Allocation of Purchase Price

The acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations. The preliminary purchase price allocation reflects management’s current estimates of the fair values of the assets acquired and liabilities assumed as of the Acquisition Date. The following table summarizes the preliminary allocation of the purchase price:

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,036
Accounts receivable	3,541
Contract assets	1,093
Other assets	553
Intangible assets	7,740
Property and equipment	32,851
Accounts payable and accrued liabilities	(8,320)
Contract liabilities	(5,691)
Deferred tax liability	(5,944)

Net assets acquired	$27,859

Goodwill	$45,076

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

Property and Equipment

Property and equipment acquired primarily consisted of marine construction equipment, vessels, vehicles and related operating assets. The preliminary fair value of the acquired property and equipment was estimated using a combination of the cost and market approaches, as applicable. Under the cost approach, fair value was based on current replacement cost, adjusted for physical deterioration and functional and economic obsolescence. Under the market approach, fair value was based on available market data for comparable assets, adjusted for differences in age, condition, capacity, utilization and other asset-specific factors. The fair value measurements were classified within Level 3 of the fair value hierarchy. The acquired property and equipment will be depreciated over its estimated remaining useful lives, which range from approximately one to ten years.

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

During the nine months ended September 30, 2026, the Company recorded measurement-period adjustments to the preliminary purchase price allocation. These adjustments included a $1.1 million reduction in cash consideration related to the working capital adjustment and a net $4.2 million increase in the estimated fair value of contingent consideration. The Company also revised certain preliminary estimates of assets acquired and liabilities assumed, including a $5.4 million increase in accounts payable and accrued liabilities, a $1.8 million increase in contract liabilities, a $2.0 million decrease in intangible assets, a $0.7 million decrease in property and equipment, and a $0.8 million decrease in the deferred tax liability. Collectively, these measurement-period adjustments resulted in additional goodwill of approximately $12.3 million.

As of September 30, 2026, the Company’s valuation of property and equipment, intangible assets, working capital, and income taxes remains preliminary and subject to adjustment during the measurement period.

Acquisition-Related Costs

Acquisition-related costs, consisting primarily of legal, accounting, valuation, and other professional fees, were $0.2 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and were recorded in selling, general and administrative expenses.

4.Revenue

Contract revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company has determined that it has two reportable operating segments as described in Note 16, but has disaggregated its contract revenues in terms of services provided within such segments, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Marine Segment
Construction	$127,988	$116,815	$330,552	$336,128
Dredging	29,308	23,761	60,019	58,372
Specialty services	3,897	2,367	11,594	10,909
Marine segment contract revenues	$161,193	$142,943	$402,165	$405,409

Concrete Segment
Structural	$6,651	$11,482	$23,077	$37,785
Light commercial	88,308	70,672	269,089	175,843
Concrete segment contract revenues	$94,959	$82,154	$292,166	$213,628

Total contract revenues	$256,152	$225,097	$694,331	$619,037

Additionally, both the marine and concrete segments have limited contracts with multiple performance obligations. The Company’s contracts are often estimated and bid as one project and performance is evaluated as one project, not by individual services performed by each.

The table below represents contract revenue by type of customer for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Federal Government(1)	$74,613	$44,924	$144,452	$126,237
State Governments(1)	39,183	24,928	111,727	90,212
Local Government(1)	42,369	42,050	104,311	122,214
Private Companies	99,987	113,195	333,841	280,374
Total contract revenues	$256,152	$225,097	$694,331	$619,037
(1)	Sales to federal, state and local governments include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is the federal, state and local governments.

On March 10, 2023, the United States Navy awarded the Dragados/Hawaiian Dredging/Orion Joint Venture a contract to complete the construction of a dry dock at Pearl Harbor Naval Shipyard. The Company’s joint venture with Dragados/Hawaiian Dredging is a related-party transaction. The Company’s portion of work as a dedicated subcontractor totals $466.5 million.

For the three months ended September 30, 2026 and 2025, the Company’s revenue related to the joint venture subcontract was approximately $12.1 million and $33.7 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s revenue related to the joint venture subcontract was approximately $47.4 million and $100.4 million, respectively.

For the three months ended September 30, 2026, a customer in the Federal Government category, accounted for 11% of total contract revenues. For the nine months ended September 30, 2026, no single customer exceeded 10% of total contract revenues. For the three and nine months ended September 30, 2025, the United States Navy, included in the Federal Government category, accounted for 15% and 16%, respectively, of total contract revenues.

The Company does not believe that the loss of any one of its customers would have a material adverse effect on the Company or its subsidiaries and affiliates since no single specific customer sustains such a large portion of receivables or contract revenue over time.

Contract revenues generated outside the United States totaled 4% of total revenues for both the three months ended September 30, 2026 and 2025, and 3% and 5% for the nine months ended September 30, 2026 and 2025, respectively, and were primarily from the Caribbean Basin.

5.Concentration of Risk and Enterprise-Wide Disclosures

Accounts receivable include amounts billed to governmental agencies and private customers and do not bear interest. Balances billed to customers but not paid pursuant to retainage provisions generally become payable upon contract completion and acceptance by the owner.

The table below presents the concentrations of current receivables (trade and retainage) at September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026		December 31, 2025
Federal Government(1)	$33,702	17%	$51,057	23%
State Governments(1)	22,891	11%	14,008	6%
Local Governments(1)	82,570	42%	23,453	10%
Private Companies	58,771	30%	139,832	61%
Gross receivables	197,934	100%	228,350	100%
Allowance for credit losses	(3,283)		(3,461)
Net receivables	$194,651		$224,889
(1)	Receivables from federal, state and local governments include sales from contracts for which the Company is the prime contractor, as well as those for which the Company is a subcontractor and the ultimate customer is the federal, state and local governments.

At September 30, 2026, the United States Navy, which is included in the Federal Government category, accounted for 10% of total current receivables. At December 31, 2025, the United States Navy and a customer in the Private Companies category accounted for 20% and 12%, respectively, of total current receivables.

6.Contracts in Progress

Contracts in progress were as follows at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Costs incurred on uncompleted contracts	$2,343,664	$1,980,625
Estimated earnings	367,657	292,235
Costs and estimated earnings on uncompleted contracts	2,711,321	2,272,860
Less: Billings to date	(2,670,688)	(2,290,881)
Net contracts in progress	$40,633	$(18,021)

Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Contract assets	$84,205	$31,083
Contract liabilities	(43,572)	(49,104)
Net contracts in progress	$40,633	$(18,021)

Included in contract assets (liabilities) is approximately $17.5 million and $7.1 million at September 30, 2026 and December 31, 2025, respectively, related to claims and unapproved change orders.

Remaining performance obligations represent the transaction price of firm orders or other written contractual commitments from customers for which work has not been performed or is partially completed and excludes unexercised contract options and potential orders. As of September 30, 2026, the aggregate amount of the remaining performance obligations was approximately $645 million. Of this amount, the current expectation of the Company is that it will recognize $473 million, or 73%, in the next 12 months and the remaining balance thereafter.

7.Property and Equipment

The following is a summary of property and equipment at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Construction equipment	$164,023	$113,863
Vessels and other equipment	103,677	98,505
Building and improvements	36,361	36,229
Office equipment	7,057	5,999
Automobiles and trucks	1,530	1,429
Gross book value of depreciable assets	312,648	256,025
Less: Accumulated depreciation	(202,024)	(185,650)
Net book value of depreciable assets	110,624	70,375
Construction in progress	17,292	15,143
Land	9,642	2,692
Property and equipment, net of depreciation	$137,558	$88,210

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

The Company’s derivatives, which are comprised of interest rate swaps, are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and credit risk adjustments, that are necessary to reflect the probability of default by us or the counterparty. The derivatives are classified as a Level 2 measurement within the fair value hierarchy. At September 30, 2026, the fair value of the swaps were approximately $0.5 million. These assets are included in the “Other non-current” asset section in the Company’s Condensed Consolidated Balance Sheets. See Note 10 for additional information on the Company’s derivative instruments.

Our concrete segment has life insurance policies with a combined face value of $11.1 million as of September 30, 2026. These policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The fair value of the cash surrender value of these policies at both September 30, 2026 and December 31, 2025 was $1.3 million. These assets are included in the “Other non-current” asset section in the Company’s Condensed Consolidated Balance Sheets.

Other Fair Value Measurements

The fair value of the Company’s debt under its UMB Credit Facility at September 30, 2026 and December 31, 2025 approximated its carrying value of $83.9 million and zero, respectively, as interest is based on current market interest rates for debt with similar risk and maturity.

9.Accrued Liabilities

Accrued liabilities at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Accrued salaries, wages and benefits	$14,823	$20,580
Fair value of contingent consideration	11,342	—
Acquired barge repair liability	5,400	—
Accrued liabilities expected to be covered by insurance	4,778	5,618
Property taxes	1,903	526
Sales taxes	1,211	2,904
Sale-leaseback arrangements	1,117	1,049
Other accrued expenses	3,339	1,073
Total accrued liabilities	$43,913	$31,750

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

The UMB Credit Agreement includes a letter of credit sublimit equal to the lesser of $7.5 million and the total amount of the revolving commitments then in effect. As of September 30, 2026, the Company had approximately $3.0 million of letters of credit outstanding, primarily related to its insurance programs. The Company is subject to a commitment fee on the average daily unused amount of the revolving commitments, which accrues at a rate per annum equal to the applicable rate set forth in the UMB Credit Agreement.

The Company’s obligations under debt arrangements consisted of the following:

	September 30, 2026	December 31, 2025
Revolver	$29,000	$—
Term loan	40,000	—
Equipment loan	14,926	—
Seller note	10,388	—
Other	15,866	7,874
Total debt	110,180	7,874
Less: current	9,408	1,789
Less: deferred debt issuance costs(1)	1,412	—
Total long-term debt	$99,360	$6,085

(1)	Deferred financing costs include lender/arrangement fees, legal fees and other third-party costs incurred in connection with entering into or amending the Company’s credit facilities. Deferred financing costs are presented as a direct deduction from the carrying amount of the related debt when amounts are outstanding. At December 31, 2025, because there were no borrowings outstanding under the Company’s credit facilities, unamortized deferred financing costs of $1.7 million related to the UMB Credit Agreement were included in Other non-current assets.

The Company’s borrowing availability under the UMB Revolver at September 30, 2026 was approximately $28.0 million.

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

The weighted-average interest rate under the UMB Credit Agreement was 6.2% and 6.3% for the three and nine months ended September 30, 2026, respectively.

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

The Company was in compliance with all covenants under its credit agreements as of September 30, 2026 and December 31, 2025.

Seller Note

In connection with the acquisition of JEM, the Company issued an unsecured subordinated seller promissory note with an original principal amount of $12 million on the Acquisition Date. The note bears interest at 6.0% per annum and is payable in five equal annual installments of principal and interest on each anniversary of the Acquisition Date. At September 30, 2026, the carrying amount of the seller promissory note was the fair value of $10.4 million, with $1.9 million included in current maturities of long-term debt.

Other Debt

The Company had $13.4 million and $4.4 million in construction financing obligations as of September 30, 2026 and December 31, 2025, respectively, related to lessor-financed build-to-suit equipment. Under this arrangement, the lessor funds costs associated with equipment being constructed to the Company’s specifications. Because the Company is deemed to control the equipment during construction, the Company recognizes the equipment as construction in progress within property and equipment and records a corresponding financing obligation (included in other debt).

The Company has entered into debt agreements for the purpose of financing equipment purchased.  As of September 30, 2026 and December 31, 2025, the carrying value of this debt was zero and $1.0 million, respectively. The agreements are secured by the financed equipment assets and the debt is included as a component of current debt and long-term debt on the Condensed Consolidated Balance Sheets.

On June 23, 2023, the Company closed on a land-sale leaseback contract for the Company’s Port Lavaca South Yard property located in Port Lavaca, Texas for a purchase price of $12 million. A portion of the operating lease above the fair value of the land was financed by the Company. As of both September 30, 2026 and December 31, 2025, the carrying value of this debt was $2.5 million.

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

11.Other Long-Term Liabilities

Other long-term liabilities at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Sale-leaseback arrangements	$12,536	$13,379
Fair value of contingent consideration	4,925	—
Deferred compensation	1,097	1,239
Other	289	437
Total other long-term liabilities	$18,847	$15,055

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

Income tax expense (benefit) included in the Company’s accompanying Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$388	$317	$(5,990)	$246
Effective tax rate	6.6%	8.8%	N/M(1)	8.3%
(1)	For the nine months ended September 30, 2026, the effective tax rate was not meaningful ("N/M") due to the tax benefit recorded relative to income before taxes.

The effective rate for the three and nine months ended September 30, 2026 differed from the Company’s statutory federal rate of 21% primarily due to permanent differences and a decrease in valuation allowance in the period. The decrease in the valuation allowance is attributable to the recognition of the deferred tax liabilities arising from the fair value adjustments recorded as part of the JEM acquisition. These deferred tax liabilities represent a source of future taxable income that supports the realizability of the Company’s deferred tax assets.

The Company assessed the realizability of its deferred tax assets and determined that it was more likely than not that some portion or all the deferred tax assets would not be realized and therefore recorded a valuation allowance on the net deferred tax assets. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company considers the scheduled reversal of deferred tax liabilities, available carryback periods, and tax-planning strategies in making this assessment. For the three and nine months ended September 30, 2026, the Company evaluated positive and negative evidence in determining the amount of deferred tax assets more likely than not to be realized. Based on the review of available evidence, management believes that a valuation allowance on the net deferred tax assets at September 30, 2026 remains appropriate.

13.Earnings Per Share

The following table reconciles the denominators used in the computations of both basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total basic weighted average shares outstanding	40,512,146	39,776,096	40,368,555	39,535,151
Effect of potentially dilutive securities:
Common stock options	5,613	11,131	15,209	9,254
Performance share units	—	—	911	—
Employee stock purchase plan	874	—	1,155	—
Total diluted weighted average shares outstanding	40,518,633	39,787,227	40,385,830	39,544,405

For the three months ended September 30, 2026 and 2025, the Company had 136,874 and 45,325 shares, respectively, that were potentially dilutive in earnings per share calculations. For the nine months ended September 30, 2026 and 2025, the Company had 123,899 and 49,819 shares, respectively, that were potentially dilutive in earnings per share calculations.

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

In May 2024, shareholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective on September 16, 2024. The Company has reserved a total of 1,000,000 shares for issuance under the ESPP. During the three months ended September 30, 2026 and 2025, there were 98,285 and 82,873 shares, respectively, issued under the ESPP. During the nine months ended September 30, 2026 and 2025, there were 164,068 and 154,006 shares, respectively, issued under the ESPP.

The table below presents the share-based compensation expense included in the Company’s accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Restricted share awards	$1,466	$937	$3,782	$3,126
Performance share unit awards	477	358	1,312	640
Employee share purchase plan	151	81	393	252
Total share-based compensation expense	$2,094	$1,376	$5,487	$4,018

Under its approved LTIP, the Company grants share-based awards to its employees. The following table presents a summary of the Company’s unvested restricted share awards and performance share unit awards granted under the LTIP:

	Restricted Shares		Performance Share Unit Awards
		Weighted			Weighted
	Number	Average	Number		Average
	of	Fair Value	of		Fair Value
	Shares	Per Share	Shares		Per Share
Nonvested at December 31, 2025	1,147,407	$7.69	632,287		$6.34
Granted	430,799	$12.23	118,262		$16.89
Vested	(82,515)	$4.95	(241,636)		$2.24
Forfeited shares	(4,267)	$7.83	—		$—
Nonvested at March 31, 2026	1,491,424	$9.15	508,913		$10.74
Granted	36,180	$14.51	—		$—
Vested	(309,944)	$8.46	—		$—
Forfeited shares	(3,241)	$8.87	—		$—
Nonvested at June 30, 2026	1,214,419	$9.49	508,913		$10.74
Granted	3,960	$11.51	—		$—
Vested	(53,074)	$6.63	—		$—
Forfeited shares	(1,281)	$8.79	—		$—
Nonvested at September 30, 2026	1,164,024	$9.62	508,913	(1)	$10.74

(1)	A maximum of 1.0 million common shares could be awarded based upon the Company’s achievement of set performance-metrics.

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

The following table presents a summary of the unrecognized compensation cost, and the related weighted average recognition period associated with unvested restricted shares and performance share units as of September 30, 2026:

	Restricted Shares	Performance Share Unit Awards
Unrecognized compensation cost	$8,559	$2,524
Weighted average period for recognition (years)	1.95	1.99

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

Segment information for the periods presented is provided as follows:

	For the Three Months Ended September 30, 2026
	Marine	Concrete	General Corporate	Consolidated
Contract revenues	$161,193	$94,959	$—	$256,152
Cost of contract revenues	140,726	82,286	—	223,012
Gross profit	20,467	12,673	—	33,140
Selling, general and administrative expenses	7,889	3,346	13,492	24,727
Gain on disposal of assets, net	(48)	(60)	—	(108)
Operating income (loss)	$12,626	$9,387	$(13,492)	$8,521
Other income (expense):
Interest expense				(2,950)
Other income				290
Income before income taxes				5,861
Income tax expense				388
Net income				$5,473

	Marine	Concrete	General Corporate	Consolidated
Depreciation and amortization	$5,509	$623	$741	$6,873
Capital expenditures	$13,594	$207	$357	$14,158

	For the Three Months Ended September 30, 2025
	Marine	Concrete	General Corporate	Consolidated
Contract revenues	$142,943	$82,154	$—	$225,097
Cost of contract revenues	117,061	78,284	—	195,345
Gross profit	25,882	3,870	—	29,752
Selling, general and administrative expenses	6,699	3,775	14,585	25,059
(Gain) loss on disposal of assets, net	(261)	(386)	19	(628)
Operating income (loss)	$19,444	$481	$(14,604)	$5,321
Other income (expense):
Interest expense				(2,120)
Other income				417
Income before income taxes				3,618
Income tax expense				317
Net income				$3,301

	Marine	Concrete	General Corporate	Consolidated
Depreciation and amortization	$4,404	$811	$677	$5,892
Capital expenditures	$2,163	$557	$6,625	$9,345

	For the Nine Months Ended September 30, 2026
	Marine	Concrete	General Corporate	Consolidated
Contract revenues	$402,165	$292,166	$—	$694,331
Cost of contract revenues	351,934	260,451	—	612,385
Gross profit	50,231	31,715	—	81,946
Selling, general and administrative expenses	23,510	10,503	41,818	75,831
Gain on disposal of assets, net	(187)	(109)	—	(296)
Operating income (loss)	$26,908	$21,321	$(41,818)	$6,411
Other income (expense):
Interest expense				(6,986)
Other income				600
Income before income taxes				25
Income tax benefit				(5,990)
Net income				$6,015

	Marine	Concrete	General Corporate	Consolidated
Total assets	$392,110	$98,265	$54,250	$544,625
Property and equipment, net	$117,377	$4,543	$15,638	$137,558
Depreciation and amortization	$16,015	$2,090	$2,159	$20,264
Capital expenditures	$25,895	$1,681	$533	$28,109

	For the Nine Months Ended September 30, 2025
	Marine	Concrete	General Corporate	Consolidated
Contract revenues	$405,409	$213,628	$—	$619,037
Cost of contract revenues	340,856	199,617	—	540,473
Gross profit	64,553	14,011	—	78,564
Selling, general and administrative expenses	19,790	9,890	40,698	70,378
(Gain) loss on disposal of assets, net	(664)	(762)	26	(1,400)
Operating income (loss)	$45,427	$4,883	$(40,724)	$9,586
Other income (expense):
Interest expense				(7,373)
Other income				761
Income before income taxes				2,974
Income tax expense				246
Net income				$2,728

	Marine	Concrete	General Corporate	Consolidated
Total assets	$347,401	$79,850	$(4,876)	$422,375
Property and equipment, net	$80,349	$4,011	$16,754	$101,114
Depreciation and amortization	$13,008	$2,541	$977	$16,526
Capital expenditures	$7,333	$876	$17,301	$25,510

Intersegment revenues totaled $1.1 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively. Intersegment revenues totaled $9.9 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively. These primarily relate to labor and equipment services between the marine and concrete segments and are eliminated in consolidation.

17.Leases

The Company has operating and finance leases for office space, equipment and vehicles.

Leases recorded on the condensed consolidated balance sheets consisted of the following:

	September 30,	December 31,
	2026	2025
Assets
Operating lease ROU assets, net	$22,396	$20,397
Finance lease ROU assets, net	21,709	18,360
Total assets	$44,105	$38,757
Liabilities
Current
Operating	$4,316	$4,418
Finance	8,855	7,517
Total current	13,171	11,935
Noncurrent
Operating	26,565	24,695
Finance	7,899	5,878
Total noncurrent	34,464	30,573
Total liabilities	$47,635	$42,508

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease costs:
Operating lease cost	$1,759	$2,595	$6,268	$8,801
Short-term lease cost(1)	850	1,348	3,547	4,020
Finance lease costs:
Interest on lease liabilities	630	391	1,181	1,261
Amortization of right-of-use assets	1,404	2,130	5,127	6,490
Total lease cost	$4,643	$6,464	$16,123	$20,572
(1)	Includes expenses related to leases with a lease term of more than one month but less than one year.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,644	$6,764
Operating cash flows for finance leases	$1,181	$1,261
Financing cash flows for finance leases	$7,074	$7,847
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$5,943	$2,709
ROU assets obtained in exchange for new finance lease liabilities	$10,051	$1,899

1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Orion Group Holdings, Inc. and its subsidiaries (hereafter collectively referred to as the “Company”), is a leading specialty construction company serving the infrastructure, industrial, and building sectors, providing services both on and off the water in the continental United States, Alaska, Hawaii, Canada and the Caribbean Basin through our marine segment and our concrete segment. Backed by nearly a century of experience, a skilled workforce, extensive self-perform capabilities, and a commitment to safety, quality, and delivery, Orion is focused on creating long-term value through construction with predictable excellence.

Our marine segment provides construction, dredging and specialty services. Construction services include construction, restoration, maintenance, dredging and repair of marine transportation facilities, including jetties and breakwaters, marine pipelines, bridges and causeways and marine environmental structures. Dredging services generally enhance or preserve the navigability of waterways or the protection of shorelines through the removal or replenishment of soil, sand or rock. Specialty services include design, salvage, demolition, surveying, towing, diving and underwater inspection, excavation and repair. We also perform engineering design, analysis, and consulting projects for both internal and external clients.

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

All of these factors can have a negative impact on our contract performance, which can adversely affect the timing of revenue recognition and ultimate contract profitability. We plan our operations and bidding activity with these factors in mind, and they generally have not had a material adverse impact on the results of our operations in the past.

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

Backlog as of the periods ended below were as follows (in millions):

	September 30, 2026	December 31, 2025
Marine segment	$506	$480
Concrete segment	139	160
Consolidated	$645	$640

Backlog is not necessarily indicative of future results. In addition to our backlog under contract, we also have a substantial number of projects in negotiation or pending award at any given time.

Income Statement Comparisons

Three months ended September 30, 2026 compared with three months ended September 30, 2025

	Three Months Ended September 30,
	2026	2025
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues	$256,152	$225,097
Cost of contract revenues	223,012	195,345
Gross profit	33,140	29,752
Selling, general and administrative expenses	24,727	25,059
Gain on disposal of assets, net	(108)	(628)
Operating income	8,521	5,321
Other (expense) income:
Interest expense	(2,950)	(2,120)
Other income	290	417
Other expense, net	(2,660)	(1,703)
Income before income taxes	5,861	3,618
Income tax expense	388	317
Net income	$5,473	$3,301

Contract Revenues. Contract revenues for the three months ended September 30, 2026 of $256.2 million increased $31.1 million, or 14%, as compared to $225.1 million in the prior year period.  The increase was driven by double-digit growth in both operating segments reflecting highly active projects, disciplined execution, favorable operating conditions, and the acquisition of J.E. McAmis.

Gross Profit. Gross profit was $33.1 million for the three months ended September 30, 2026 compared to $29.8 million in the prior year period, an increase of $3.3 million, or 11%. The increase was primarily driven by higher revenue volume and increased profitability in our concrete segment attributable to strong execution, partially offset by marine close-out benefits in 2025 that did not recur in 2026.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $24.7 million for the three months ended September 30, 2026 compared to $25.1 million in the prior year period, a decrease of $0.4 million or 1%.

Gain on Disposal of Assets, net. During the three months ended September 30, 2026 and 2025, we realized net gains on disposal of assets of $0.1 million and $0.6 million, respectively.

Other Expense, net. Other expense, net increased by $1.0 million to $2.7 million from $1.7 million, primarily due to higher interest expense on our borrowings, and lower other income.

Income Tax Expense. We recorded tax expense of $0.4 million in the three months ended September 30, 2026, compared to $0.3 million in the prior year period.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025
	Amount	Amount

	(dollar amounts in thousands)
Contract revenues	$694,331	$619,037
Cost of contract revenues	612,385	540,473
Gross profit	81,946	78,564
Selling, general and administrative expenses	75,831	70,378
Gain on disposal of assets, net	(296)	(1,400)
Operating income	6,411	9,586
Other (expense) income:
Interest expense	(6,986)	(7,373)
Other income	600	761
Other expense, net	(6,386)	(6,612)
Income before income taxes	25	2,974
Income tax (benefit) expense	(5,990)	246
Net income	$6,015	$2,728

Contract Revenues. Contract revenues for the nine months ended September 30, 2026 of $694.3 million increased $75.3 million, or 12%, as compared to $619.0 million in the prior year period.  The increase was driven by double-digit growth in the concrete segment reflecting highly active projects, disciplined execution, and favorable operating conditions.

Gross Profit. Gross profit was $81.9 million for the nine months ended September 30, 2026 as compared to $78.6 million in the prior year period, an increase of $3.3 million or 4%. The increase was primarily driven by higher revenue volume, improved profitability in our concrete segment, mainly attributable to strong execution and favorable operating conditions, partially offset by marine close-out benefits in 2025 that did not recur in 2026.

Selling, General and Administrative Expenses. SG&A expenses were $75.8 million for the nine months ended September 30, 2026 compared to $70.4 million in the prior year period, an increase of $5.4 million or 8%. The increase in SG&A was due to costs associated with the JEM Acquisition and other costs to support business growth.

Gain on Disposal of Assets, net. During the nine months ended September 30, 2026 and 2025, we realized net gains on disposal of assets of $0.3 million and $1.4 million, respectively.

Other Expense, net. Other expense, net decreased by $0.2 million to $6.4 million from $6.6 million, primarily due to lower interest expense on our borrowings, partially offset by lower other income.

Income Tax (Benefit) Expense. We recorded a tax benefit of $6.0 million in the nine months ended September 30, 2026, compared to tax expense of $0.2 million in the prior year period. The tax benefit for the nine months ended September 30, 2026 primarily relates to a decrease in the valuation allowance attributable to the recognition of the deferred tax liabilities arising from the fair value adjustments recorded as part of the JEM Acquisition.  These deferred tax liabilities represent a source of future taxable income that supports the realizability of the Company’s deferred tax assets.

Segment Results

The following tables present contract revenues and operating income (loss) by segment for the periods indicated.

Three months ended September 30, 2026 compared with three months ended September 30, 2025

	Three Months Ended September 30,
	2026	2025
	Amount	Amount
	(dollar amounts in thousands)
Contract revenues
Marine segment	$161,193	$142,943
Concrete segment	94,959	82,154
Total	$256,152	$225,097

Operating income (loss)
Marine segment	$12,626	$19,444
Concrete segment	9,387	481
Total	$22,013	$19,925

General corporate	$(13,492)	$(14,604)
Consolidated	$8,521	$5,321

Marine Segment

Revenues for our marine segment for the three months ended September 30, 2026 were $161.2 million compared to $142.9 million for the three months ended September 30, 2025.  Operating income for our marine segment for the three months ended September 30, 2026 was $12.6 million, compared to $19.4 million for the three months ended September 30, 2025.  The increase in marine revenue was driven by increased volume on active projects and the acquisition of J.E. McAmis, partially offset by lower run-rates in 2026 on projects completed or nearing substantial completion.  The decrease in operating income was primarily due to close-out benefits in 2025 that did not recur in 2026.

Concrete Segment

Revenues for our concrete segment for the three months ended September 30, 2026 were $95.0 million compared to $82.2 million for the three months ended September 30, 2025.  Operating income for our concrete segment for the three months ended September 30, 2026 was $9.4 million, compared to operating income of $0.5 million for the three months ended September 30, 2025.  The increases were primarily driven by strong demand, higher volume, and strong project execution.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025
	Amount	Amount
	(dollar amounts in thousands)
Contract revenues
Marine segment	$402,165	$405,409
Concrete segment	292,166	213,628
Total	$694,331	$619,037

Operating income (loss)
Marine segment	$26,908	$45,427
Concrete segment	21,321	4,883
Total	$48,229	$50,310

General corporate	$(41,818)	$(40,724)
Consolidated	$6,411	$9,586

Marine Segment

Revenues for our marine segment for the nine months ended September 30, 2026 were $402.2 million compared to $405.4 million for the nine months ended September 30, 2025.  Operating income for our marine segment for the nine months ended September 30, 2026 was $26.9 million, compared to $45.4 million for the nine months ended September 30, 2025.  Marine revenue was relatively flat with the prior-year period, while operating income decreased primarily due to close-out benefits in 2025 that did not recur in 2026.

Concrete Segment

Revenues for our concrete segment for the nine months ended September 30, 2026 were $292.2 million compared to $213.6 million for the nine months ended September 30, 2025.  Operating income for our concrete segment for the nine months ended September 30, 2026 was $21.3 million, compared to operating income of $4.9 million for the nine months ended September 30, 2025.  The increases were driven by strong demand, higher volume, and strong project execution.

Liquidity and Capital Resources

Changes in working capital are normal within our business given the varying mix in size, scope, seasonality and timing of delivery of our projects. At September 30, 2026, our working capital was $81.0 million, as compared to $74.3 million at December 31, 2025. As of September 30, 2026, we had unrestricted cash on hand of $5.7 million. Our borrowing availability under the revolving portion of our UMB Credit Agreement at September 30, 2026 was approximately $28.0 million.

Our primary liquidity needs are to finance our working capital and fund capital expenditures. Historically, our sources of liquidity have been cash provided by our operating activities, sale of underutilized assets, borrowings under our credit facilities, and equity issuances. The assessment of our liquidity requires us to make estimates of future activity and judgments about whether we are compliant with financial covenant calculations under our debt and other agreements and have adequate liquidity to operate. Significant assumptions used in our forecasted model of liquidity include forecasted sales, costs, and capital expenditures, as well as expected timing and proceeds of planned asset sale transactions. As of September 30, 2026, management believes the Company will have adequate liquidity for its operations for at least the next 12 months.

Cash Flow

The following table provides information regarding our cash flows and our capital expenditures for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net income	$6,015	$2,728
Adjustments to remove non-cash and non-operating items	24,581	29,249
Cash flow from net income after adjusting for non-cash and non-operating items	30,596	31,977
Change in operating assets and liabilities (working capital)	(41,318)	(17,717)
Cash flows (used in) provided by operating activities	$(10,722)	$14,260
Cash flows used in investing activities	$(70,213)	$(23,778)
Cash flows provided by (used in) financing activities	$83,321	$(13,881)

Capital expenditures (included in investing activities above)	$(28,109)	$(25,510)

Operating Activities. During the nine months ended September 30, 2026, we used approximately $10.7 million of cash in our operating activities. The net cash outflow was comprised of $41.3 million of outflows related to changes in net working capital, partially offset by $30.6 million of cash inflows from net income, after adjusting for non-cash and non-operating items. The changes in net working capital, which are reflected as changes in operating assets and liabilities in our Condensed Consolidated Statements of Cash Flows, were primarily driven by a $63.2 million outflow pursuant to the relative timing and significance of project progression and billings during the period and a $4.2 million decrease in operating lease liabilities and $0.4 million of other outflows, partially offset by a $24.3 million cash inflow related to a decrease in our net positions of accounts receivable, accounts payable, and accrued liabilities during the period and a $2.2 million decrease in prepaid expenses.

Investing Activities. During the nine months ended September 30, 2026, we used approximately $70.2 million of cash in our investing activities. Cash used in investing activities relating to the JEM Acquisition totaled $42.9 million in the nine months ended September 30, 2026.  Capital asset additions and betterments to our fleet, reported as capital expenditures in the table above, were $28.1 million and $25.5 million in the nine months ended September 30, 2026 and 2025, respectively.

Financing Activities. During the nine months ended September 30, 2026, we were provided approximately $83.3 million of cash by our financing activities.  During the nine months ended September 30, 2026, we had net borrowings of $29.0 million on the UMB revolving credit line, borrowings of $40.0 million related to the JEM Acquisition and net borrowings of $14.9 million related to the UMB equipment line of credit.

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

Interest rate risk

At September 30, 2026, we had $83.9 million in outstanding borrowings under our UMB Credit Agreement, with a weighted average ending interest rate of 6.2%. Based on the amounts outstanding under our UMB Credit Agreement as of September 30, 2026, a 100 basis-point increase in SOFR (or an equivalent successor rate) would increase the Company’s annual interest expense by approximately $0.8 million. Also, we have entered into interest rate swaps to hedge the variability in the interest payments on the principal amount of the acquisition term loan outstanding under the UMB Credit Agreement. At inception, these interest rate swaps were designated as cash flow hedges for hedge accounting. See Note 10 — Debt to the unaudited condensed consolidated financial statements for additional information regarding the UMB Credit Agreement and related interest rate swaps.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

For information about litigation involving us, see Note 15 to the unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1 of Part II.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales or issuer purchases of equity securities in the period ended September 30, 2026.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

During the third quarter of 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.            EXHIBITS

Exhibit Number	Description
2.1#

Securities Purchase Agreement, dated as of February 3, 2026, by and among Orion Group Holdings, Inc., the Shareholders, the Members, the Beneficial Owners and the Sellers Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2026 (File No. 001-33891)).

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

10.1†

Amendment No. 1 dated September 18, 2026, to Employment Agreement by and between Orion Group Holdings, Inc. and Travis J. Boone, effective September 27, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2026 (File No. 001-33891)).

10.2†

Amendment No. 1 dated September 18, 2026 to Employment Agreement by and between Orion Group Holdings, Inc. and E. Chipman Earle, effective March 20, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2026 (File No. 001-33891)).

10.3†

Employment Agreement dated October 12, 2026 by and between Orion Group Holdings, Inc. and Alison G. Vasquez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2026 (File No. 001-33891)).

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

ORION GROUP HOLDINGS, INC.

October 28, 2026	By:	/s/ Travis J. Boone
Travis J. Boone President and Chief Executive Officer

October 28, 2026	By:	/s/ Alison G. Vasquez
Alison G. Vasquez Executive Vice President and Chief Financial Officer